Form 10-Q
period 1995-04-30
RCM TECHNOLOGIES INC
filed 1995-05-16
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



                          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended April 30, 1995


                                    Commission file number: 1-10245


                                         RCM TECHNOLOGIES, INC.
                        (Exact name of registrant as specified in its charter)

                                 Nevada                     95-1480559
                   (State of Incorporation) (IRS Employer Identification No.)


           2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613
                        (Address of principal executive offices)

                                    (609) 486-1777
             ( Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days
       YES   X           NO



       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                         CLASS                                 14,713,565
             Common Stock, $.05 par value       Outstanding as of May 16, 1995



                                  Page 1 of 23
                            Exhibit Index on Page 20

                      RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                           Page

         Consolidated Balance Sheets as of April 30, 1995 (Unaudited)
         and October 31, 1994 (Audited)                                    5-6

         Unaudited Consolidated Statements of Income for the Three Month
         Periods Ended April 30, 1995 and 1994                               7

         Unaudited Consolidated Statements of Income for the Six Month
         Periods Ended April 30, 1995 and 1994                               8

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Six Month Period Ended April 30, 1995                9

         Unaudited Consolidated Statements of Cash Flows for the Six
         Month Periods Ended April 30, 1995 and 1994                     10-11

         Notes to Unaudited Consolidated Financial Statements            12-13


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       14-17


PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                                            18

     ITEM 4 -  Submission of Matters to a vote of Security-Holders          18

     ITEM 5 -  Other Information                                            18

     ITEM 6 -  Exhibits and Reports on Form 8-K                             18

     SIGNATURES                                                             19

     INDEX TO EXHIBITS                                                      20

Part I   Item 1   Financial Information


                               RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                April 30, 1995 and October 31, 1994
                                (See notes to financial statements)



                                     ASSETS

                                                                                      1995               1994
                                                                                   (Unaudited)         (Audited)

Current  assets
     Cash and cash equivalents                                                       $3,071,413          $2,534,073
     Accounts receivable (net of allowance for doubtful accounts
         of $8,179 and $15,000 in 1995 and 1994, respectively)                        2,945,303           3,500,079
     Prepaid expenses and other current assets                                          593,668             319,793
                                                                                     ----------           ---------

         Total current assets                                                         6,610,384           6,353,945
                                                                                     ----------           ---------



Property and equipment, at cost
     Equipment and leasehold improvements                                               801,003             749,666
     Less: accumulated depreciation and amortization                                    663,426             616,054
                                                                                       --------            --------

                                                                                        137,577             133,612
                                                                                       --------            --------


Other assets
     Deposits                                                                            33,847              36,431
     Deferred charges                                                                   286,877             142,324
                                                                                       --------            --------

                                                                                        320,724             178,755
                                                                                       --------            --------



      Total assets                                                                   $7,068,685          $6,666,312
                                                                                      =========           =========

                    RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      April 30, 1995 and October 31, 1994
                      (See notes to financial statements)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                     1995               1994
                                                                                   (Unaudited)       (Audited)

Current liabilities
     Current maturities of long-term debt                                          $   114,343        $     38,901
     Accounts payable and accrued expenses                                             225,510              73,915
     Accrued payroll                                                                   391,135             589,218
     Billings in excess of costs and estimated earnings                                 92,535             148,229
Taxes other than income taxes                                                          135,473             183,600
     Income taxes payable                                                               51,850             119,473
                                                                                    ----------          ----------

          Total current liabilities                                                  1,010,846           1,153,336
                                                                                    ----------          ----------


Long term debt                                                                          73,621              35,496
                                                                                    ----------          ----------



Shareholders' equity
     Common stock, $0.05 par value; 40,000,000 shares authorized;
          14,713,565 issued and outstanding                                            735,678             735,678
     Additional paid-in capital                                                      9,143,765           9,143,765
     Accumulated deficit                                                            (3,832,403)         (4,339,142)
                                                                                    -----------         -----------

                                                                                     6,047,040           5,540,301

     Less: treasury stock, at cost, 314,000 shares                                      62,821              62,821
                                                                                    ----------          ----------

                                                                                     5,984,219           5,477,480
                                                                                    ----------          ----------

          Total liabilities and shareholders' equity                                $7,068,686          $6,666,312
                                                                                    ==========          ==========

                    RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three Months Ended April 30,
                                  (Unaudited)
                      (See notes to financial statements)







                                                                                       1995                 1994
                                                                                  ------------          ----------
Revenues
   Sales of services                                                               $ 6,280,172         $ 7,068,220
   Interest income and other                                                            50,754              13,195
                                                                                    ----------           ---------
     Total revenues                                                                  6,330,926           7,081,415
                                                                                    ----------           ---------
Cost and expenses
     Cost of services                                                                5,124,759           5,773,847
Selling, general and administrative                                                    892,199             943,526
Interest and other                                                                       9,251               8,341
                                                                                    ----------           ---------

     Total costs and expenses                                                        6,026,209           6,725,714
                                                                                    ----------           ---------
Income before income taxes                                                             304,717             355,701


Income taxes                                                                            26,993              54,261
                                                                                    ----------           ---------


Net income                                                                          $  277,724          $  301,440
                                                                                    ==========           =========


Net income per share:                                                               $      .01          $      .02
                                                                                    ==========           =========


                    RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           Six Months Ended April 30,
                                  (Unaudited)
                      (See notes to financial statements)




                                                                                         1995              1994
                                                                                   -----------          ----------
Revenues
   Sales of services                                                               $12,972,928         $13,857,887
   Interest income and other                                                            80,987              23,608
                                                                                   -----------         -----------
     Total revenues                                                                 13,053,915          13,881,495
                                                                                   -----------         -----------

Cost and expenses
     Cost of services                                                               10,667,153          11,486,320
     Selling, general and administrative                                             1,804,719           1,802,973
     Interest and other                                                                 21,061              20,291
                                                                                   -----------         -----------

     Total costs and expenses                                                       12,492,933          13,309,584
                                                                                   -----------         -----------

Income before income taxes                                                             560,982             571,911


Income taxes                                                                            54,243              69,401
                                                                                   -----------         -----------

Net income                                                                         $   506,739         $   502,510
                                                                                   ===========         ===========

Net income per share:                                                              $       .03         $       .03
                                                                                   ===========          ==========


                                    RCM TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  Six Months Ended April 30, 1995
                                          (Unaudited)
                                (See notes to financial statements)






                                                                      Additional
                                   Common   Stock             Paid-in       Accumulated       Treasury
                                   Shares   Amount            Capital         Deficit           Stock


Balance, October 31, 1994        14,713,565   $ 735,678     $ 9,143,765    ($4,339,142)     ($   62,821)



Net Income                                                                     506,739
                                 ----------   ---------     -----------      ---------        ---------

Balance, April 30, 1995          14,713,565   $ 735,678     $ 9,143,765    ($3,832,403)     ($   62,821)
                                 ==========   =========      ==========      =========        =========


                    RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six Months Ended April 30,
                                  (Unaudited)
                      (See notes to financial statements)



                                                                                     1995                 1994
                                                                                  ---------            ---------
Cash flows from operating activities:

     Net income                                                                 $   506,739          $   502,510
                                                                                 ----------            ---------
     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                               62,818               46,247
         Provision for losses on accounts
          receivable                                                            (     6,821)              96,490
         Changes in assets and liabilities:
           Accounts receivable                                                      561,597          (   105,390)
           Prepaid expenses and other
        current assets                                                          (   273,875)         (   252,281)
           Accounts payable and accrued expenses                                    151,595               54,215
Accrued payroll                                                                 (   198,083)         (    66,437)
           Billings in excess of costs and
             estimated earnings                                                 (    55,694)              18,331
Taxes other than income taxes                                                   (    48,127)              10,129
           Income taxes payable                                                 (    67,623)              57,734
                                                                                 ----------            ----------

     Total adjustments                                                              125,787          (   140,962)
                                                                                 ----------           ----------

Net cash provided by operating activities                                           632,526              361,548
                                                                                 ----------          -----------


                                    RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                          Six Months Ended April 30,
                                                  (Unaudited)
                      (See notes to financial statements)



                                                                                      1995                1994
                                                                                   ----------          -----------
Cash flows from investing activities:
     Increase in deferred charges                                                ($   10,000)
     Property and equipment acquired                                             (    51,337)         ($    3,722)
     (Increase) decrease in deposits                                                   2,584          (     1,595)
                                                                                  -----------          -----------

       Net cash used in investing activities                                     (    58,753)         (     2,127)
                                                                                  -----------          -----------

Cash flows from financing activities:
     Net repayments under
       short term debt arrangements                                                                   (      4,703)
     Repayments of long term debt                                                (    36,433)         (     17,178)
                                                                                  -----------          -----------

     Net cash used in financing activities                                       (    36,433)         (     21,881)
                                                                                  -----------          -----------

Net increase in cash and cash equivalents                                            537,340               337,540

Cash and cash equivalents at beginning of period                                   2,534,073               913,535
                                                                                  -----------           ----------

Cash and cash equivalents at April 30,                                          $  3,071,413           $ 1,251,075
                                                                                 ============           ==========


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $      13,492          $    15,208
       Income taxes                                                             $     137,781          $    54,690



                              RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended October 31, 1994. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the six months ended April 30, 1995 are not necessarily indicative of the results to be expected for the full year.


2.   Income per Share

     Income per share is based on the weighted average number of common shares outstanding during the periods. For the six months ended April 30, 1995 and 1994, the weighted average number of shares outstanding was 14,570,360, and 14,521,704, respectively.

3.   Acquisition and Notes Payable

     On December 15, 1994, the Company purchased certain operating assets of Great Lakes Design, Inc. for $200,000 in the form of a $150,000 note payable and $50,000 in cash. In addition, the Company will share with the seller a portion of the operating income for a period of five years. This acquisition has been accounted for using the purchase method of accounting. Costs in excess of assets acquired of approximately $160,000 are being amortized over a period of five years. The operating assets are not significant to the Company's consolidated results of operations. The note payable is uncollateralized, bears interest at 8% per annum and is payable in quarterly installments of $20,490 including interest with a final maturity date of December 1, 1996.

     The following are maturities of all long-term debt for each twelve month periods ending April 30:



                                                                                       Amount
                                                                                       ------
           1996 (current portion)                                                    $114,343
           1997                                                                        73,621
                                                                                     --------

                                                                                     $187,964
                                                                                     ========

                          RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


4.   Deferred Charges


     Deferred charges consist of the following:

                                                                                    April 30,          October 31,
                                                          Amortization                1995                1994
                                                              Period              (Unaudited)          (Audited)
                                                          ------------              --------             ---------

   Cost in excess of net assets acquired                   20 years                 $ 165,434           $  165,435
   Covenants not to compete                                 5 years                   160,000
                                                                                    ---------            ---------

                                                                                      325,434              165,435
                                                                                       38,557               23,111
                                                                                    ---------            ---------

                                                                                    $ 286,877           $  142,324
                                                                                    =========            =========




5.   Contingencies

     There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

                          RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Management's Discussion and Analysis of
                        Financial Condition and Results of Operations


Overview

During the last several years, the Company has redirected its resources and streamlined its operations in response to changing economic conditions. The Company has developed an operating model which consists of a strong, balanced approach to management, while maintaining an entrepreneurial spirit. Corporate management focuses on the overall performance of the Company. It establishes and maintains financial controls and provides financial data processing and administrative assistance to all its operating offices. It develops the business strategy, goals, and general operating guidelines for the Company, maintains strong relationships with the Company's principal customers, and oversees local management of operations. The Company believes that its performance-based compensation structure and its management techniques are necessary for providing proper incentives and maintaining overall monitoring and control of operations.

The present downsizing of U.S. corporations is a "permanent phenomenon" and management believes is essential in order to achieve productivity improvements, payroll cost reduction and work force flexibility.


Liquidity and Capital Resources

Key indicators of liquidity, balance sheet strength and capital resources are as shown in the following table:


                                                                                       April 30,        October 31,
                                                                                         1995              1994
                                                                                      (Unaudited)       (Audited)
                                                                                       ---------         ---------

     Current assets                                                                   $6,610,384        $6,353,945
     Current liabilities                                                               1,010,846         1,153,336
                                                                                      ----------        ----------

     Working capital                                                                  $5,599,538        $5,200,609
                                                                                      ==========        ==========

     Current ratio                                                                     6.54 to 1         5.51 to 1

     Borrowed  capital                                                                $  187,964         $  74,397
     Shareholders' equity                                                             $5,984,219        $5,477,480

     Borrowed capital/
     Shareholders' equity                                                                     3%                1%

     Common shares outstanding                                                        14,399,565        14,399,565
       (Net of Treasury shares)
     Book value per common share                                                            $.42              $.38


                              RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                             Management's Discussion and Analysis of
                     Financial Condition and Results of Operations (Continued)



Liquidity and Capital Resources (continued)

     During the six months ended April 30, 1995, working capital increased by $398,929. This was due primarily to the continued profitable operations of the Company. The Company, at April 30, 1995 had $73,621 in long-term debt and the Company held $3,071,413 of cash and cash equivalents.

     The Company maintains a credit facility with Mellon Bank, N.A.. Maximum borrowing permitted under the credit facility is $2,500,000 and the agreement expires June 1996. The credit facility is collateralized by the accounts receivable, contract rights and furniture and fixtures of Intertec Design, Inc. (Intertec) , the operating subsidiary, with unlimited guarantees from RCM Technologies, Inc. The credit facility is used to supply Intertec with the cash requirements needed to finance payroll relating to the provision of services to clients by Intertec personnel prior to the time that Intertec is paid by its customers. The loan requires both Intertec and RCM Technologies, Inc. to meet certain covenants with respect to financial ratios and earnings. Credit facility advances are to be used to meet cash flow requirements for Intertec as well as operating expenses for RCM Technologies, Inc. Advances to RCM Technologies, Inc. in excess of its operating expenses must have prior bank approval. The Company believes this will sufficiently support the operations of both Intertec and RCM Technologies, Inc.

     Borrowing under the credit facility is based on 75% of accounts receivable on which not more than sixty days have elapsed since the date of invoicing. The interest rate charged is 1.25% above the prime rate of the Bank (effective rate of 10.25% and 9.0% at April 30, 1995 and October 31, 1994, respectively). At April 30, 1995, there was no outstanding borrowing under the credit facility.

     The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company continues to evaluate for acquisition various businesses which are analogous to its current operations. The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its obligations incurred in the normal course of business for at least the next twelve months.

                        RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations (Continued)





1995 Compared to 1994


For the six months ended April 30, 1995, the Company experienced declining sales. Despite declining sales, the Company has maintained comparable profit levels with previous fiscal quarters. Revenues decreased $884,959 or approximately 6.4% from sales for 1994. Sales by IDI Personnel Services decreased approximately $750,000. Sales to Dow Chemical and Dow Corning decreased approximately $800,000. Sales to Sikorsky Aircraft (Sikorsky) decreased approximately $810,000. Sikorsky has reduced its direct labor force and virtually eliminated the contract and temporary labor force. Consequently, the Company has experienced a significant reduction in revenues from Sikorsky contracts and does not anticipate significant revenues from Sikorsky in the foreseeable future. The percentage of the Company's revenues received from Dow Chemical, Dow Corning and Sikorsky has declined over the last three years and the Company expects to continue its efforts to reduce its dependence on these customers. The Company is aggressively engaged in pursuing ways to restore the lost revenues through expanding it's sales efforts and accelerating it's search for possible acquisition and merger candidates.

On December 15, 1994, the Company completed the acquisition of the business operations of Great Lakes Design, Inc. located in Grand Rapids and Grand Haven, Michigan. This acquisition will establish the Company's market presence in Western Michigan and provide for participation in the expanding industrial sectors located in the Central and Western Regions.

On May 15, 1995, the Company has learned that Dow Corning has filed for Chapter 11 bankruptcy protection relating primarily to its on going breast implant litigation. In recent communication received by the Company from the President of Dow Corning, the Company was informed of no anticipated changes to Dow Corning's business conduct during this period.

Results of operations for the six months ended April 30, 1995 reflected a net income of $506,739 ($.03 per share) in 1995 as compared to $502,510 ($.03 per share) for the comparable period in 1994.

Cost of sales decreased $819,167 or approximately 7.1% from 1994 as a result of the decrease in revenues.

Gross profit decreased by $65,792 or approximately 2.8% from 1994. The Company continues to effectively control its payroll and payroll-related costs as well as it's efforts to increase markups with new and existing clients.

Operating costs increased by $2,516 or approximately .1% from 1994. The 1995 increase in operating costs resulted from the addition of Great Lakes Design offices in Grand Haven and Grand Rapids, Michigan.

Income tax expense decreased by $15,158 or approximately 21.8% from 1994. This is the result of a reduction of income before taxes as well as an income tax overaccrual of approximately $10,000 from the year ended October 31, 1994.

                      RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)



1994 Compared to 1993

With the further implementation of the Company's strategic business plan, the Company continues to show operational improvements. Results of operations reflected a net income of $502,510 in 1994 versus $300,187 in 1993. The continuing focus on Intertec Design, Inc. has improved profitability by $202,323 or 67.4% over results for 1993.

Sales for Intertec Design, Inc., the Company's operating subsidiary, increased by $27,525, or approximately .2% from sales for the six months ended April 30, 1993. In the Los Angeles area, sales by IDI Services increased by $570,894.
Sales to the offices servicing Dow Chemical and Dow Corning decreased by $166,697. Sales to Sikorsky Aircraft decreased by $278,418 while sales to various smaller clients decreased by $98,254.

Cost of sales decreased by $360,198 or approximately 3.0% from the six months ended April 30, 1993.

Gross profit increased by $387,723 or approximately 19.5% from the six months ended April 30, 1993. This increase occurred as a direct result of the Company's efforts to control its workmen's compensation costs as well as its efforts to increase mark-ups with new and existing clients.

In 1994, operating costs increased by $172,206 or approximately 10.6% from the six months ended April 30, 1993. The 1994 increase in operating costs came about through the addition of two additional offices in the New England area which cost approximately $57,617 as well as recording approximately $114,600 in reserves for various items. The two additional offices were merged together on April 1, 1994 to achieve efficiency and cost effectiveness.

Interest and other decreased by $22,310 or approximately 104.2% from the six months ended April 30, 1993. The majority of this decrease came from decreased financing costs associated with the Company's line of credit.

Income tax expense increased by $35,504 or approximately 104.7% from the six months ended April 30, 1993. This is the result of the expiration of net operating loss carryforwards on the state level in 1995 and the Company's becoming subject to the alternative minimum tax on the federal level.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

The information required by this item is included in Part I Financial Statements of the Form 10-Q as of April 30, 1995 and is incorporated by reference.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

           (a)       Exhibits

              (11)  Computation of earnings per share.

              (27)  Financial Data Schedule.

                             RCM TECHNOLOGIES, INC.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         RCM Technologies, Inc.
                                         (Registrant)



Date: May 16, 1995                       By:/s/ Leon Kopyt
                                                --------------
                                                Leon Kopyt

                                                Chairman, President,
                                                  Chief Executive Officer
                                                  and Director


Date: May 16, 1995                       By:/s/ Stanton Remer
                                                -----------------
                                                Stanton Remer

                                                Chief Financial Officer,
                                                  Treasurer and Director

                      INDEX TO EXHIBITS




Exhibit                                                           Sequentially
Number                    Description                             Numbered
- ---------------------------------------------------------------------------

11                        Computation of Earnings
                          Per Share                                19


27                        Financial Data Schedule                  20

                                    EXHIBIT 11


                       RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           COMPUTATION OF EARNINGS PER SHARE
                       Six Months Ended April 30, 1995 and 1994






                                                                                        1995                     1994
                                                                                    ----------                ---------
Income

     Net income applicable to common stock                                         $   506,739             $   502,510
                                                                                     =========              ==========



Shares
     Weighted average number of shares
     outstanding                                                                    14,399,565              14,374,565
     Common stock equivalents                                                          170,795                 147,139
                                                                                    ----------              ----------

     Total                                                                          14,570,360              14,521,704
                                                                                    ==========              ==========


Primary earnings per share                                                         $       .03             $       .03
                                                                                     =========              ==========


Fully diluted earnings per share                                                   $       .03             $       .03
                                                                                     =========              ==========
