Form 10-Q
period 1995-07-31
RCM TECHNOLOGIES INC
filed 1995-09-08
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1995


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

                                 (609) 486-1777
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
         YES   X           NO



        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS                              16,275,118
        Common Stock, $.05 par value      Outstanding as of September 8, 1995



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements                                                         Page


         Consolidated Balance Sheets as of July 31, 1995 (Unaudited)
         and October 31, 1994 (Audited)                                                                   3-4

         Unaudited Consolidated Statements of Income for the Three Month
         Periods Ended July 31, 1995 and 1994                                                               5

         Unaudited Consolidated Statements of Income for the Nine Month
         Periods Ended July 31, 1995 and 1994                                                               6

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Nine Month Period Ended July 31, 1995                                               7

         Unaudited Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended July 31, 1995 and 1994                                                       8-9

         Notes to Unaudited Consolidated Financial Statements                                           10-11


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                      12-15


PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                                                                           16

     ITEM 5 -  Other Information                                                                           16

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                            16

     SIGNATURES                                                                                            17



Part I   Item 1   Financial Information


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 1995 and October 31, 1994




                                                      ASSETS

                                                                                      1995               1994
                                                                                   (Unaudited)         (Audited)

Current  assets
     Cash and cash equivalents                                                       $3,195,600          $2,534,073
     Accounts receivable (net of allowance for doubtful accounts
         of $30,379 and $15,000 in 1995 and 1994, respectively)                       2,689,263           3,500,079
     Prepaid expenses and other current assets                                          579,459             319,793
                                                                                      ---------           ---------

         Total current assets                                                         6,464,322           6,353,945
                                                                                      ---------           ---------



Property and equipment, at cost
     Equipment and leasehold improvements                                               814,893             749,666
     Less: accumulated depreciation and amortization                                    687,611             616,054
                                                                                      ---------            --------

                                                                                        127,282             133,612
                                                                                      ---------            --------


Other assets
     Deposits                                                                            34,083              36,431
     Deferred charges                                                                   276,810             142,324
                                                                                        -------             -------

                                                                                        310,893             178,755
                                                                                        -------             -------



         Total assets                                                                $6,902,497          $6,666,312
                                                                                      =========           =========

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       July 31, 1995 and October 31, 1994



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                     1995               1994
                                                                                    (Unaudited)         (Audited)

Current liabilities
     Current maturities of long-term debt                                          $   116,856        $     38,901
     Accounts payable and accrued expenses                                              90,809              73,915
     Accrued payroll                                                                   395,546             589,218
     Billings in excess of costs and estimated earnings                                                    148,229
     Taxes other than income taxes                                                     108,804             183,600
     Income taxes payable                                                               93,100             119,473
                                                                                    ----------          ----------

          Total current liabilities                                                    805,115           1,153,336
                                                                                    ----------          ----------


Long term debt                                                                          43,447              35,496
                                                                                    ----------          ----------



Shareholders' equity
     Common stock, $0.05 par value; 40,000,000 shares authorized;
          14,713,565 issued and outstanding                                            735,678             735,678
     Additional paid-in capital                                                      9,143,765           9,143,765
     Accumulated deficit                                                            (3,762,687)         (4,339,142)
                                                                                    -----------         -----------

                                                                                     6,116,756           5,540,301

     Less: treasury stock, at cost, 314,000 shares                                      62,821              62,821
                                                                                    ----------          ----------

                                                                                     6,053,935           5,477,480
                                                                                    ----------          ----------

          Total liabilities and shareholders' equity                                $6,902,497          $6,666,312
                                                                                     =========           =========

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           Three Months Ended July 31,
                                   (Unaudited)








                                                                                     1995                  1994
                                                                                    ------                ------


Revenues
     Sales of services                                                             $ 5,015,376          $ 7,527,585
     Interest income and other                                                          46,826               14,874
                                                                                    ----------           ----------

     Total revenues                                                                  5,062,202            7,542,459
                                                                                    ----------           ----------

Cost and expenses
     Cost of services                                                                4,121,280            6,108,580
     Selling, general and administrative                                               834,403              933,010
     Interest and other                                                                 15,893               13,344
                                                                                    ----------            ---------

     Total costs and expenses                                                        4,971,576            7,054,934
                                                                                    ----------            ---------

Income before income taxes                                                              90,626              487,525


Income taxes                                                                            20,910               55,680
                                                                                    ----------            ---------



Net income                                                                         $    69,716          $   431,845
                                                                                    ==========           ==========




Net income per share:                                                              $       .01          $       .03
                                                                                    ==========           ==========

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           Nine Months Ended July 31,
                                   (Unaudited)







                                                                                     1995                   1994
                                                                                   -------                 ------
Revenues
     Sales of services                                                             $17,988,304          $21,385,472
     Interest income and other                                                         127,813               38,482
                                                                                    ----------           ----------

     Total revenues                                                                 18,116,117           21,423,954
                                                                                    ----------           ----------


Cost and expenses
     Cost of services                                                               14,788,433           17,594,900
     Selling, general and administrative                                             2,639,122            2,733,564
     Interest and other                                                                 36,954               36,054
                                                                                    ----------           ----------

     Total costs and expenses                                                       17,464,509           20,364,518
                                                                                    ----------           ----------


Income before income taxes                                                             651,608            1,059,436


Income taxes                                                                            75,153              125,081
                                                                                    ----------           ----------


Net income                                                                          $  576,455           $  934,355
                                                                                     =========            =========


Net income per share:                                                               $      .04           $      .06
                                                                                     =========            =========

                             RCM TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Nine Months Ended July 31, 1995
                                   (Unaudited)










                                                                Additional
                                   Common       Stock           Paid-in           Accumulated       Treasury
                                   Shares       Amount          Capital            Deficit            Stock


Balance, October 31, 1994        14,713,565    $ 735,678        $ 9,143,765       ($4,339,142)     ($   62,821)



Net Income                                                                            576,455
                                                                                    ---------

Balance, July 31, 1995           14,713,565    $ 735,678        $ 9,143,765       ($3,762,687)     ($   62,821)
                                 ==========     ========         ==========         =========         =========


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine Months Ended July 31,
                                   (Unaudited)



                                                                                     1995                1994
                                                                                  ---------            ---------


Cash flows from operating activities:

     Net income                                                                  $  576,455           $  934,355
                                                                                  ---------            ---------

     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                               97,071               69,485
         Provision for losses on accounts
           receivable                                                                15,379                8,861
         Changes in assets and liabilities:
           Accounts receivable                                                      795,437         (    333,332)
           Prepaid expenses and other
            current assets                                                      (   259,666)        (    211,992)
           Accounts payable and accrued expenses                                     16,894               28,339
           Accrued payroll                                                      (   193,671)        (     90,122)
           Billings in excess of costs and
             estimated earnings                                                 (   148,229)        (     32,669)
           Taxes other than income taxes                                        (    74,796)        (      1,999)
           Income taxes payable                                                 (    26,373)              24,736
                                                                                  ---------            ---------

     Total adjustments                                                              222,046         (    538,693)
                                                                                  ---------            ---------

Net cash provided by operating activities                                           798,501              395,662
                                                                                  ---------            ---------


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           Nine Months Ended July 31,
                                   (Unaudited)




                                                                                     1995                1994
                                                                                  ---------           ---------

Cash flows from investing activities:
     Increase in deferred charges                                                ($  10,000)
     Property and equipment acquired                                             (   65,227)           ($    9,447)
     Increase decrease in deposits                                                    2,347                  2,845
                                                                                   ---------             ---------

     Net cash used in investing activities                                       (   72,880)           (     6,602)
                                                                                   ---------             ---------

Cash flows from financing activities:
     Net repayments under
       short term debt arrangements                                                                    (     4,703)
     Repayments of long term debt                                                (   64,094)           (    26,092)
                                                                                   --------              ---------

     Net cash used in financing activities                                       (   64,094)           (    30,795)
                                                                                   --------              ---------

Net increase in cash and cash equivalents                                           661,527                358,265


Cash and cash equivalents at beginning of period                                  2,534,073                913,535
                                                                                   ---------             ---------


Cash and cash equivalents at July 31,                                            $3,195,600             $1,271,800
                                                                                   ========              =========


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                          $   18,811             $   22,549
       Income taxes                                                              $  129,796             $  102,042


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended October 31, 1994. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the nine months ended July 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Income per Share

     Income per share is based on the weighted average number of common shares outstanding during the periods. For the nine months ended July 31, 1995 and 1994, the weighted average number of shares outstanding was 14,822,366, and 14,508,327, respectively.

3.   Acquisitions

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

     On August 30, 1995, RCM Technologies, Inc. ("Registrant") acquired Cataract, Inc., a Newtown, Pennsylvania-based supplier of management, engineering, design and technical services to the nuclear power, fossil fuel, electric utilities and process industries. The acquisition was completed through a merger transaction (the "Merger") pursuant to which Cataract, Inc. was merged with and into a newly-created subsidiary of the Registrant, which then concurrently changed its name to "Cataract, Inc."

     Following the Merger, the directors and or executive officers of Cataract, Inc. consist of Leon Kopyt, Stanton Remer and Rocco Campanelli.

     The Merger consideration payable to the former shareholders of Cataract, Inc. consisted of $2,000,000 cash and 1,561,553 restricted shares of the Registrant's common stock (the "Shares") valued at $1,200,000 (based upon the average closing bid price of the Registrant's common stock for the 30 calendar days immediately preceding the closing date). The source of cash utilized in the merger was $1,145,000 from the internal sources and $855,000 from the Registrants' line of credit facility. The Registrant used an additional $1,747,000 of the line of credit facility to satisfy certain loan obligations of Cataract, Inc. at the closing. The acquisition has been accounted for under the purchase method of accounting. The cost in excess of net assets acquired will be approximately $3,000,000. It is anticipated the cost in excess of net assets acquired will be amortized over a 15 to 20 year period.

     The shares issued to the former Cataract, Inc. shareholders have been pledged to the Company for a period of three years to secure the performance of certain conditions subsequent to the Merger relating to the achievement of certain levels of sales revenues that have been warranted by the former Cataract, Inc. shareholders.

     Following the expiration of the pledge period, the Shares are to be placed in a voting trust until the earlier of: (i) the public or private sale of such Shares in open market transactions to unaffiliated third parties; or (ii) the resignation or removal from office of Leon Kopyt, currently Chief Executive Officer and President of the Registrant. Notwithstanding the above, one-third of the Shares shall be released from trust commencing upon the fifth anniversary of the closing, and thereafter, an additional one-third of the Shares shall be released from trust upon each of the sixth and seventh annual anniversaries of the closing date.

     During the period in which the Shares are subject to pledge and the voting trust, the Shares are to be voted by the Registrant's Board of Directors on behalf of the former shareholders of Cataract, Inc.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


4.   Deferred Charges


     Deferred charges consist of the following:

                                                                                   July 31,             October 31,
                                                          Amortization               1995                 1994
                                                             Period               (Unaudited)           (Audited)

     Cost in excess of net assets acquired                 20 years                $  165,434           $  165,435
     Covenants not to compete                               5 years                   160,000
                                                                                    ---------            ---------

                                                                                      325,434              165,435
                                                                                       48,624               23,111
                                                                                    ---------            ---------

                                                                                   $  276,810           $  142,324
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


Liquidity and Capital Resources

Key indicators of liquidity, balance sheet strength and capital resources are as shown in the following table:


                                                                                      July 31,          October 31,
                                                                                        1995               1994
                                                                                      (Unaudited)       (Audited)

     Current assets                                                                   $6,464,322        $6,353,945
     Current liabilities                                                                 805,115         1,153,336
                                                                                      ------------      ----------

     Working capital                                                                  $5,659,207        $5,200,609
                                                                                      ==========        ==========

     Current ratio                                                                     8.03 to 1         5.51 to 1

     Borrowed  capital                                                                $  160,303        $   74,397
     Shareholders' equity                                                             $6,053,935        $5,477,480

     Borrowed capital/
     Shareholders' equity                                                                   2.65%                1%

     Common shares outstanding                                                        14,399,565        14,399,565
       (Net of Treasury shares)
     Book value per common share                                                            $.42              $.38

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)



Liquidity and Capital Resources (continued)

     During the nine months ended July 31, 1995, working capital increased by $458,598. This was due primarily to the continued profitable operations of the Company. The Company, at July 31 1995 had $43,447 in long-term debt and the Company held $3,195,600 of cash and cash equivalents.

     Concurrently, with the acquisition of Cataract, Inc., (See Footnote 3) the Company renegotiated its credit facility with Mellon Bank, N.A.. Maximum borrowing permitted under the credit facility is $6,000,000 and the agreement expires June 1998. The credit facility is collateralized by the accounts receivable, contract rights and furniture and fixtures of Intertec Design, Inc. (Intertec) and Cataract, Inc. (Cataract), the operating subsidiaries, with unlimited guarantees from RCM Technologies, Inc. The credit facility is used to supply the subsidiaries with the cash requirements needed to finance payroll relating to the provision of services to clients prior to the time that the subsidiaries are paid by its customers. The loan requires the combined companies and RCM Technologies, Inc., individually to meet certain covenants with respect to financial ratios and earnings. Advances to RCM Technologies, Inc., from the subsidiaries, in excess of its operating expenses must have prior bank approval. The Company believes this will sufficiently support the operations of Intertec, Cataract and RCM Technologies, Inc.

     Borrowing under the renegotiated credit facility is based on 85% of accounts receivable on which not more than ninety days have elapsed since the date of invoicing. The interest rate charged is the prime rate of the Bank (effective rate of 8.75% and 9.0% at July 30, 1995 and October 31, 1994, respectively). The bank charges a fee of .25% per annum on the unused portion of the credit facility. At July 31, 1995, there was no outstanding borrowing under the credit facility. The outstanding loan balance at September 8, 1995 was $1,800,906 as a result of the acquisition financing of Cataract, Inc.

     The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company continues to evaluate for acquisition various businesses which offer potential synergy with its current operations. The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its obligations incurred in the normal course of business for at least the next twelve months.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)



1995 Compared to 1994

Results of Operations

For the nine months ended July 31, 1995, the Company experienced declining sales. Revenues decreased $3,307,837 or approximately 15.4% from sales for 1994. Sales by IDI Personnel Services decreased approximately $1,773,000. Sales to Dow Chemical and Dow Corning decreased approximately $742,000. Sales to Sikorsky Aircraft (Sikorsky) decreased approximately $2,806,000. Sikorsky has reduced its direct labor force and virtually eliminated the contract and temporary labor force. Consequently, the Company has experienced a significant reduction in revenues from Sikorsky contracts and does not anticipate significant revenues from Sikorsky in the foreseeable future. The percentage of the Company's revenues received from Dow Chemical, Dow Corning and Sikorsky has declined over the last three years and the Company expects to continue its efforts to reduce its dependence on these customers. The Company is aggressively engaged in pursuing ways to restore the lost revenues through expanding it's sales efforts and accelerating it's search for possible acquisition and merger candidates.

On December 15, 1994, the Company completed the acquisition of the business operations of Great Lakes Design, Inc. located in Grand Rapids and Grand Haven, Michigan. This acquisition has established the Company's market presence in Western Michigan and provides for participation in the expanding industrial sectors located in the Central and Western Regions.

On August 30, 1995, the Company completed the acquisition of Cataract,Inc. In its last fiscal year, Cataract reported gross revenues of over $20,000,000 and an operating profit of over $1,100,000 before interest, depreciation, amortization and taxes.

On May 15, 1995, Dow Corning filed for Chapter 11 bankruptcy protection relating primarily to its on going breast implant litigation. In recent communication received by the Company from the President of Dow Corning, the Company was informed of no anticipated changes to Dow Corning's business conduct during this period.

Results of operations for the nine months ended July 31, 1995 reflected a net income of $576,455 ($.04 per share) in 1995 as compared to $934,355 ($.06 per share) for the comparable period in 1994.

Cost of sales decreased $2,806,467 or approximately 16.0% from 1994 as a result of the decrease in revenues.

Gross profit decreased by $595,701 or approximately 15.7% from 1994. The Company continues to effectively control its payroll and payroll-related costs as well as it's efforts to increase markups with new and existing clients.

Operating costs decreased by $95,442 or approximately 3.5% from 1994. The 1995 decrease in operating costs resulted from significant efforts to control costs. Operating costs would have decreased approximately $313,000 without the addition of Great Lakes Design offices in Grand Haven and Grand Rapids, Michigan on December 15, 1994.

Income tax expense decreased by $49,928 or approximately 40.0% from 1994. This is the result of a reduction of income before taxes as well as an income tax over accrual of approximately $10,000 from the year ended October 31, 1994.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


1994 Compared to 1993

Results of Operations

The Company, with continued implementation of its strategic business plan, continued to show operational improvements. Results of operations reflected a net income of $934,355 vs $554,970 in 1993. The continuing focus on Intertec Design, Inc. has improved profitability by $379,385 or 68.4% over results for 1993.

Sales for Intertec Design, Inc., the Company's operating subsidiary, increased by $369,058, or approximately 1.8% from sales for the nine months ended July 31, 1993. In the Los Angeles area, sales by IDI Personnel Services increased by $871,294. Sales to the offices servicing Dow Chemical and Dow Corning decreased by $224,139. Sales to Sikorsky Aircraft decreased by $238,161.

Cost of sales decreased by $365,263 or approximately 2.0% from the nine months ended July 31, 1993. Gross profit increased by $734,321 or approximately 24.0% from the nine months ended July 31, 1993. This increase occurred as a result of the Company's continuing efforts to control its workmen's compensation and payroll related costs as well as its efforts to increase mark-up with new and existing clients.

Operating costs increased by $318,048 or approximately 13.2% from the nine months ended July 31, 1993. The 1994 increase in operating costs resulted from the addition of two offices in the new England area as well as bad debts of approximately $102, 000. The two additional offices were merged together on April 1, 1994 to achieve efficiency and cost effectiveness.

Net other expense decreased by $33,133 or approximately 107.9% from the nine months ended July 31, 1993. The majority of this decrease resulted from the reduction of financing and interest costs associated with the Company's line of credit.

Income tax expense increased by 70,021 or approximately 127.2% from the nine months ended July 31, 1994. This is the result of the expiration of the net operating loss carryfowards on the state level in 1994 and the Company's becoming subject to the alternative minimum tax on the federal level.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

     There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.



Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (10) Amended and Restated Loan and Security Agreement By and Between Intertec Design, Inc.,CI Acquisition Corp.
                     and Mellon Bank, N.A., dated August 31, 1995

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



                                              RCM Technologies, Inc.
                                             (Registrant)



Date: September 8, 1995                       By:/s/ Leon Kopyt
                                                 --------------
                                                 Leon Kopyt
                                                 Chairman, President,
                                                 Chief Executive Officer
                                                 and Director


Date: September 8, 1995                       By:/s/ Stanton Remer
                                                  -----------------
                                                 Stanton Remer
                                                 Chief Financial Officer,
                                                 Treasurer and Director