Form 10-K
period 1995-10-31
RCM TECHNOLOGIES INC
filed 1996-01-10
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended October 31, 1995
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........
                         Commission file number 1-10245

                             RCM TECHNOLOGIES, INC.
              Exact name of registrant as specified in its charter
                                Nevada 95-1480559
             State of incorporation IRS Employer Identification No.

       2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613
                     address of principal executive offices
       Registrant's telephone number, including area code: (609) 486-1777
           Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
                     Title of each class on which registered
                                    None None


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.05
                                Class C Warrants
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock (par value five cents per share) held by non-affiliates of the Registrant (see Item 12 hereof) on January 5, 1996:$10,666,572.

     The number of shares of Registrant's Common Stock (par value five cents per share) outstanding as of January 5, 1996: 15,961,118.

                                     PART I
Item 1.  Business

         General

     The Company, through its wholly-owned operating subsidiaries, Intertec Design, Inc. and Cataract, Inc. is a nationwide provider of temporary and contract personnel to businesses, professional and service organizations, manufacturers and public utilities. The Company provides a broad range of services to national, regional and local clients through 18 branch offices (as of October 31, 1995). The Company's business is organized into two primary groups: Technical Services Group and the Temporary Services Group.


     Effective August 31, 1995, the Company completed the acquisition of Cataract,Inc., a Pennsylvania corporation ("Cataract") pursuant to a Merger Agreement, dated July 31, 1995 (by and among the Company, CI Acquisition Corp., a Pennsylvania corporation and wholly-owned subsidiary of the Company ("CI"), Cataract and the shareholders of Cataract ("Merger Agreement").

     Cataract engages in approximately the same business as the Technical Services Group of the Company, in supplying contract technical personnel to U.S. corporations. Cataract's focus has been primarily in supplying such technical personnel to public utilities nationwide. Cataract's audited financial statements for the year ended September 30, 1994 reported gross revenues of over $20 million and an operating profit of over $1.1 million before interest, depreciation, amortization and taxes. Cataract's unaudited interim results for the nine months ended July 2, 1995, the period immediately preceding the acquisition, reflected a net income of $360,587.

     Upon the closing of the Merger Agreement, and upon the filing of the Articles of Merger, Cataract was merged with and into CI and the separate corporate existence of Cataract ceased to exist, at which time CI remained as the surviving corporation, subsequently changing its name to "Cataract, Inc."

     Upon completion of the merger, all rights, title and interest to all property owned by Cataract was allocated to and vested in CI. Upon the Cataract shareholders tendering 100% of the Cataract shares to CI, the Company, as consideration pursuant to the terms of the Merger Agreement, caused to be issued and paid the following: (i) share certificates of the Company in the name of each of the Cataract shareholders representing, in the aggregate, $1,200,000 shares worth of the Company's common stock (equal to 1,561,553 shares of the common stock of the Company); and (ii) the sum of $2,000,000 in cash.

     The Cataract shareholders were required to pledge the Company's stock they received pursuant to a Pledge Agreement, dated August 30, 1995 (the "Pledge Agreement") in order to guarantee certain performance criteria of Cataract established in the Merger Agreement. The Pledge Agreement is for a period of three years and three months from August 31, 1995, during which time the Company, as pledgee, has the right to exercise all voting rights with respect to the pledged stock. Upon completion of the pledge period, the remaining pledge shares, if any, shall be placed in a voting trust ("Trust Shares") pursuant to Voting Trust Agreement, dated August 30, 1995 (the "Voting Trust Agreement"). The shares of common stock of the Company held by the Cataract shareholders pursuant to the Voting Trust Agreement will be held in trust until the earlier of: (i) the public or private sale of the Trust Shares in an open market transaction to an Unaffiliated Third Party, as such term is defined in the Voting Trust Agreement; or (ii) the resignation, removal from office or if for any other reason Leon Kopyt ceases to serve as Chairman, Chief Executive Officer and President of the Company.

     General (Contined)

     The Voting Trust Agreement also provides that notwithstanding the expiration of the Voting trust Agreement, one-third of the Trust Shares shall be released from trust on August 30, 2000, and thereafter an additional on-third of the Trust Shares shall be released on each of August 30, 2001 and August 30, 2002, at which time all of the Trust Shares will have been released from the voting trust, thereby causing the termination of the Voting Trust Agreement.

     The Technical Services Group, which provides on a fee basis, personnel to perform engineering, design, drafting or other functions either at the site of the client or, less frequently, at its own facilities, generated approximately 55%, 49% and 56.7% of the revenues for fiscal years ended October 31, 1995, 1994 and 1993, respectively. Revenues generated by the Technical Services Group are provided through Intertec Design, Inc. and Cataract, Inc.. Cataract, Inc, acquired on August 30, 1995, is a supplier of management, engineering, design and technical services to the nuclear power, fossil fuel, electric utilities and process industries.

     The Temporary Services Group, which provides office, clerical and light industrial personnel operated as a division of Intertec Design, Inc. provided 45% and 51% of the revenues for fiscal years ended October 31, 1995 and 1994, respectively.

     The Company's fees are based upon the number of hours worked by personnel assigned to a client (for either a designated or an indefinite term of engagement) or, in a few instances, an amount equal to the Company's actual direct costs and related overhead expenses plus a fixed fee. The rates per hour differ among the categories of personnel and are affected by the prevailing direct labor rates in the area of assignment. Billings by the Company are usually on a weekly basis, with invoices payable within thirty days of the date of the invoice.

     Engagements of personnel vary in duration. The average length of engagement for a project is nine months, and assignments of individuals have ranged from four months to more than three years. Clients typically invite several companies to bid on requests for proposals and sometimes grant contracts to more than one company to provide personnel for the same project. Contracts with certain clients prohibit the Company and the client from hiring the employees of the other during the contract period and for a specified time thereafter.

     Management believes that there are a sufficient number of engineering, technical, professional and other personnel available to the Company to satisfy the requirements of its principal clients. The number and type of personnel available to the Company are affected by many factors including general economic conditions, and have fluctuated widely from time to time.

     Major Customers

     The Company has reduced its reliance on major customers in fiscal year 1995. United Technologies was the only customer which contributed sales greater than or equal to 10% of revenues. The sales to United Technologies were approximately $3,300,000 or 12.3% of revenues. The Company does not anticipate significant revenues from United Technologies in the foreseeable future.

          Facilities

     The Company presently operates 18 offices in 9 states including 6 in California, 3 in Michigan, 3 in Connecticut, 1 in New York, 1 in Pennsylvania, 1 in South Carolina, 1 in Alabama, 1 in New Jersey, and 1 in Kentucky. Each of the offices operates as an independent profit center with each manager having overall responsibility for sales and marketing, recruiting and retention of temporary staffing employees and customer relations.

     An office staff typically consists of the manager and up to four regular staff personnel who market to the Company's customers, process applicants, match customer needs with available temporary staffing employees and monitor staffing employee performance. Where possible, the offices are grouped around a hub office in a key metropolitan center supervised by an area or district manager.


         Seasonal Variations

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. The Company usually experiences higher revenues in its fourth quarter due to increased economic activity and experiences lower revenues in its first quarter through February of the following year, showing gradual improvement over the remainder of the year.


         Expansion Plans

     The Company has adopted a long-term business strategy to increase its profitability through expansion of its existing operations and acquisitions of businesses that are strategically located or positioned to diversify the Company's customer base and geographical accessibility. The Company continues to carefully select acquisition candidates that meet specified criteria and that management believes will meet certain financial performance goals when integrated into the Company's proven operating model. The Company's acquisition of Great Lakes Design, Inc and Cataract, Inc. in December 1994 and August 1995, respectively, is consistent with this ongoing activity, and the Company periodically engages in discussions with possible acquisition candidates.


     On January 5, 1995 the Company entered into a non-binding letter of intent regarding the possible acquisition of The Consortium, Inc. ("Consortium"), a privately-held provider of temporary technical employees based in Fairfield N J. The letter of intent contemplates the exchange of 6.5 million shares of the Company's common stock for all of the outstanding shares of Consortium. Revenues for the year ended December 31, 1995 of Consortium approximated $26 million. Closing of the transaction is dependent on negotiation of definitive agreements and completion of due diligence. Because of these and other factors, there can be no assurance that the Consortium transaction will be successfully completed.

        Competition

         The temporary services industry is fragmented and highly competitive, with limited barriers to entry. Within local markets, smaller firms actively compete with the Company for business, and in most of these markets, no single company has a dominant share of the market. The Company also competes with larger full-service and specialized competitors in national, regional and local markets, which have significantly greater marketing, financial and other resources than the Company.

     The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide a wide range of staffing services and service an expansive geographic area, an understanding of clients specific job requirements, the ability to provide personnel with the appropriate skills in a timely manner, the monitoring of quality of job performance, and the pricing of services. The Company believes its strong emphasis on providing service and value to its customers and temporary staffing employees are important competitive advantages.

         Employees

     As of October 31, 1995, the Company employed on its permanent staff 68 persons, including 4 licensed professional engineers who, from time to time, participate in engineering and design projects undertaken by the Company. During the twelve months ended October 31, 1995, approximately 550 engineering and technical personnel were employed by the Company and provided to its clients to work on their projects for various periods. The Company has also employed approximately 5,700 temporary personnel during the year. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

         Quarterly Results

         Information pertaining to quarterly results can be found in footnote #12 to the financial statements.


Item 2.  Properties

         The Company maintains its principal executive offices in Pennsauken, New Jersey. In addition, the Company leases branch offices in states listed under the caption "Facilities" in Item 1 hereof. The Company anticipates that it will not experience difficulties in renewing any of its current leases upon their expiration or obtaining different space on comparable terms if such leases cannot be renewed.

Item 3.  Legal Proceedings

     From time to time disagreements with individual employees and disagreements as to the interpretation, effect or nature of individual agreements arise in the ordinary course of business and may result in legal proceedings being commenced against the Company. The Company is not currently involved in any litigation or proceedings which are material, either individually or in the aggregate, and, to the Company's knowledge, no other legal proceedings of a material nature involving the Company are currently contemplated by any individuals, entities or governmental authorities.

     The principal risks that the Company insures against are workers' compensation, personal injury, property damage, professional malpractice, errors and omissions, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the vote of security holders during the fiscal year ended October 31, 1995.

                                     PART II

Item 5.  Market Price for Registrant's Common Equity,
           Warrants and Related Stockholder Matters

     The Company's Common Stock and Class C Warrants are traded in the over-the-counter market under the NASDAQ Symbols RCMT and RCMTZ, respectively. The following table sets forth high and low bid prices by calendar quarters for the periods indicated, as reported by the National Association of Securities Dealers, Inc. Bid quotations represent prices between dealers; they do not include retail markups, markdowns or other fees or commissions and do not necessarily represent actual transactions.

                                  Common Stock
                  Fiscal Quarter              High                       Low

                  First             1994      1.21                      23/32
                  Second                      1.00                      21/32
                  Third                      25/32                        5/8
                  Fourth                       3/4                      19/32

                  First             1995       3/4                      19/32
                  Second                     25/32                      21/32
                  Third                      11/16                        1/2
                  Fourth                     13/16                      19/32

         The Company had approximately 5,400 beneficial stockholders of record as of January 5, 1996.


                                Class C Warrants
                  Fiscal Quarter              High                       Low

                  First             1994      3/16                       3/16
                  Second                      3/16                       3/16
                  Third                       3/16                       3/16
                  Fourth                      3/16                       3/16


                  First             1995      3/16                       3/16
                  Second                      3/16                       3/16
                  Third                       3/16                       3/16
                  Fourth                      3/16                        1/8

     The Company had approximately 42 warrant holders of record as of January 5, 1996.

     The Company has never declared or paid a cash dividend on its Common Stock. It is the current policy of the Company's Board of Directors to retain all earnings to finance the development and expansion of the Company's business. The Company's Revolving Credit Facility prohibits the payment of dividends or the making distributions on account of the capital stock without the consent of Mellon Bank, N.A..
                                        6

Item 6.  Selected Financial Data

                                       Year  Ended October 31,


                                 1995               1994             1993             1992             1991
                                 ----               ----             ----             ----             ----


Income Statement

     Sales of Services         $26,915,737      $29,238,995      $28,633,408       $26,864,305      $23,169,403
     Income (loss)
      from continuing
      operations                  $849,105       $1,426,005         $733,025           $91,879      ($1,211,490)
     Loss from
      discontinued
      operations                                                                   ($1,029,186)       ($706,794)
     Net income (loss)            $849,105       $1,426,005         $733,025         ($937,307)     ($1,918,284)

Earnings (Loss) per Share

     Income (loss)
      from continuing
      operations                    $.06               $.10             $.05             $.00             ($.08)

     Loss from discontinued
      operations                                                                        ($.07)            ($.05)

     Total primary (1)              $.06               $.10             $.05            ($.07)            ($.13)

     Fully diluted                  $.06               $.10             $.05            ($.07)            ($.13)

Balance Sheet

     Working capital            $3,347,994       $5,200,609       $3,736,073        $2,942,756       $3,063,177

     Total assets              $10,301,555       $6,546,839       $5,333,939        $5,096,528       $5,503,171

     Long term debt                $20,090          $35,496          $74,397          $128,600         $173,321

     Total liabilities          $2,774,970       $1,069,359       $1,287,932        $1,802,140       $1,338,976

     Shareholders' equity       $7,526,585       $5,477,480       $4,046,007        $3,294,338       $4,164,195


     (1) Based on average number of common stock outstanding during the years ended October 31, 1995, 1994, 1993, 1992 and 1991 of 15,039,847,
     14,651,381,  14,392,057,  14,339,565 and 14,322,541,  respectively  (net of treasury stock).


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company continues to direct its resources and streamline its operations in response to changing economic conditions. The Company has developed an operating model which consists of a strong balanced approach to management, while maintaining an entrepreneurial spirit. Corporate management focuses on the overall performance of the Company. It establishes and maintains financial controls and provides financial data processing and administrative assistance to all its operating offices. It develops the business strategy, goals, and general operating guidelines for the Company, maintains strong relationships with the Company's principal customers, and oversees local management of operations. The Company believes that its performance-based compensation structure is a key factor to its success.

     The present downsizing of U.S. Corporations is a "permanent phenomenon" and management believes is essential in order to achieve productivity improvements, payroll cost reduction and work force flexibility.

1995 Compared To 1994

     As a result of the current year acquisitions, the Company expects to increase future profitability. This is expected to be achieved by the increased sales generated by the Cataract, Inc. acquisition, cost savings related to the elimination of duplicate operating costs of the combined companies, the spreading of the Company's fixed expenses over a larger revenue base, as well as management's ability to control expenses during a period of revenue growth.

     On January 5, 1995 the Company entered into a non-binding letter of intent regarding the possible acquisition of The Consortium, Inc. ("Consortium"), a privately-held provider of temporary technical employees based in Fairfield, NJ. The letter of intent contemplates the exchange of 6.5 million shares of the Company's common stock for all of the outstanding shares of Consortium. Revenues for the year ended December 31, 1995 of Consortium approximated $26 million. Closing of the transaction is dependent on negotiation of definitive agreements and completion of due diligence. Because of these and other factors, there can be no assurance that the Consortium transaction will be successfully completed.

     The Company's net sales decreased $2,323,258 or 7.9% from 1994. This results principally from a reduction of services provided to a major customer who in turn has reduced its requirements for contract technical workers. Management believes the loss of this contract is not representative of current or future business conditions. Sales to the major customer decreased by $4,511,000 or 57.8% from 1994. The reduction in sales to the major customer was partially offset by sales generated from the current year acquisitions of Great Lakes Design, Inc. and Cataract, Inc.

     Cost of sales decreased $1,485,072 or 6.2% from 1994. The gross profit percentage for 1995 was 16.9% as compared to 18.4% for 1994. This was a consequence of the reduction in higher gross profit sales mix which was attributed to the decline in sales to the major customer.

     Selling, general and administrative expenses decreased $124,292 or 3.4% from 1994. This resulted from continuing efforts to streamline operating expenses as well as efforts to increase productivity of administrative and support activities.

     Depreciation and amortization increased $37,256 or 40.0% from 1994. This resulted principally from the amortization of intangible assets attributable to the business acquisitions completed in 1995.

     Interest expense increased $3,962 or 11.6% from 1994. This resulted from the use of the Company's credit facility in the two months following the acquisition of Cataract, Inc.

     Other, net included in the caption Other Income (Expense) consisting principally of interest income increased $86,669 or 215% from 1994 due to the short term placement of the Company's cash reserves prior to the acquisition of Cataract, Inc.

     Income tax expense decreased $93,543 as a result of the lower level of pre-tax profit in the current year.

     Accounts receivable increased $1,633,583 at October 31, 1995 as compared to October 31, 1994. This results from the acquisition of Cataract, Inc. on August 30, 1995 and the increased level of sales in the fourth quarter of fiscal year 1995 as compared to fiscal year 1994. Property and equipment and intangible assets increased $458,651 and $3,568,932, respectively at October 31, 1995 as compared to October 31, 1994. This results principally from the Company's business acquisitions in fiscal 1995.

     Cash flows used in investing activities for the years ended October 31, 1995 and 1994 were $2,420,798 and $21,176, respectively. Most of the cash used in investing activities in 1995 was for acquisitions ($2,345,966). Cash flows used in financing activities for the years ended October 31, 1995 and 1994 were $916,084 and $34,463, respectively. The principal use of cash in 1995 was the repayment of $1,000,000 of long-term debt assumed with the acquisition of Cataract, Inc.

1994 Compared To 1993

     The Company, with continued implementation of its strategic business plan, continued to show operational improvements. Results of operations reflected a net income of $1,426,005 ($.10 per share) in 1994 as compared to $733,025 ($.05 per share) in 1993. The continuing focus on operational improvements has improved profitability by $692,980 or 94.5% over the results for 1993.

     Sales increased $605,587 or approximately 2.1% from sales for 1993. Sales by IDI Personnel Services increased $1,870,000. Sales to offices servicing Dow Chemical and Dow Corning decreased by $1,116,000. Sales to Sikorsky Aircraft decreased by $569,053. This reduction in sales resulted from reduced personnel demand on the part of Dow Chemical, Dow Corning and Sikorsky Aircraft.

     Cost of sales decreased $522,636 or approximately 2.1% from 1993. This was achieved along with an increase in sales of $605,587. This results from an increase in gross profit margin of 3.9%.

     Gross profit increased by $1,128,223 or approximately 26.6% from 1993. This increase occurred as a direct result of the Company's continuing efforts to control its workmen's compensation and payroll related costs as well as its efforts to increase mark-ups with new and existing clients.

     Operating costs increased by $373,268 or approximately 11.0% from 1993. The 1994 increase in operating costs resulted from the addition of two offices in the New England area as well as bad debts of approximately $93,000. The two additional offices were merged together on April 1, 1994 to achieve efficiency and cost effectiveness.

     Interest expense decreased by $21,079 or approximately 38.2% from 1993. The majority of this decrease resulted from the reduction of financing and interest costs associated with the Company's line of credit.

     Income tax expense increased by $109,178 or approximately 140.2% from 1993. This is the result of the expiration of net operating loss carryforwards on the state level in 1994 and the Company's becoming subject to the alternative minimum tax on the federal level.


Liquidity and Capital Resources

Key indicators of liquidity, balance sheet strength and capital resources are as shown in the following table:

                                                                           October 31,      October 31,
                                                                               1995             1994

Current assets                                                              $6,102,874       $6,234,472
Current liabilities                                                          2,754,880        1,033,863
                                                                             ---------        ---------

Working capital                                                             $3,347,994       $5,200,609
                                                                            ==========       ==========


Current ratio                                                                2.21 to 1        6.03 to 1


Borrowed  capital                                                             $132,035     $     74,397

Shareholders' equity                                                        $7,526,585       $5,477,480


Borrowed   capital/
Shareholders' equity                                                              1.7%             1.4%


Common shares outstanding                                                   15,961,118       14,399,565

Book value per common share                                                        .47              .38



     During the year ended October 31, 1995, working capital decreased by $1,852.615. This was due to the use of $2,000,000 of cash to acquire Cataract, Inc. on August 30, 1995. The Company, at October 31, 1995 had $20,090 in long-term debt and the Company held $297,550 of cash (along with $3,240,883 of loan availability on its line of credit of $6,000,000).


     On August 31, 1995, the Company entered into an agreement with Mellon Bank, N.A. for providing a credit facility in the maximum amount of $6,000,000. The agreement expires on June 30, 1998. The credit facility is collateralized by Intertec's and Cataract's accounts receivable, contract rights and furniture and fixtures with unlimited guarantees from RCM Technologies, Inc. The credit facility is used to supply Intertec and Cataract with the cash requirements needed to finance payroll relating to the provision of services to clients by Intertec and Cataract personnel prior to the time that Intertec and Cataract is paid by its customers. The loan requires both Intertec Design, Inc., Cataract, Inc., and RCM Technologies, Inc. to meet certain objectives with respect to financial ratios and earnings. Credit facility advances are to be used to meet cash flow requirements for Intertec Design, Inc., and Cataract, Inc. as well as operating expenses for RCM Technologies, Inc. Advances to RCM Technologies, Inc. in excess of its operating expenses must have prior bank approval. The Company believes this will sufficiently support the operations of both Intertec Design, Inc., Cataract, Inc., and RCM Technologies, Inc.

     Borrowings under the credit facility are based on 85% of accounts receivable on which not more than ninety days have elapsed since the date of invoicing. The interest rate charged is the prime rate of the Bank (effective rate of 8.75% and 9.00% at October 31, 1995 and 1994, respectively). At October 31, 1995 the outstanding borrowings under the credit facility was $914,435.

     The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company continues to evaluate for acquisition various businesses which are complementary to its current operations. The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its obligations incurred in the normal course of business for at least the next twelve months.

Seasonality

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses.

     The Company usually experiences higher revenues in its fourth quarter due to increased economic activity and experiences lower revenues in its first quarter through February of the following year, showing gradual improvement over the remainder of the year.

Impact of Inflation

     The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

Item 8.  Financial Statements and Supplemental Data

     The Company's financial statements, together with the report of the Company's independent auditors, are contained on pages F-1 through F-26.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

                                    PART III

          Item 10. Directors and Executive Officers of the Registrant

           Certain information concerning the directors and executive officers of the Company is set forth below:


       Name                          Age              Office
       ----                          ---              ------

     Leon Kopyt                      49      Chairman, Chief Executive Officer,
                                              President and Director

     Stanton Remer                   44      Chief Financial Officer,
                                              Treasurer and Director

     Norman S. Berson                69      Director

     Robert B. Kerr                  53      Director

     Woodrow B. Moats, Jr.           63      Director


     Leon Kopyt

     Leon Kopyt was elected President and Chief Executive Officer on January 23, 1992 and from May 1, 1990 to that date served as Chief Operating Officer of the Company. His prior positions with the Company were that of Chief Financial Officer and Treasurer. Mr. Kopyt's prior experience includes serving as a Board Member of MTS Corporation, Philadelphia, and Socimi International, Milan, Italy, sister companies which manufacture transportation and defense products. Mr. Kopyt holds a B.S. degree in Electrical Engineering and has attended MBA course work at Wharton. Mr. Kopyt has been a Director since 1991.

      Stanton Remer

     Stanton Remer was elected Chief Financial Officer and Treasurer on May 19, 1994. Mr. Remer is a Certified Public Accountant with an MBA in Finance from Temple University and a B.S. in Textile Science from the Philadelphia College of Textiles & Science. Mr. Remer has a diverse accounting and financial background. Prior experiences include Chief Financial Officer for Sterling Supply Corporation (1991-1992)and Managing Partner of a regional accounting firm (1983-1991). Mr. Remer has been a Director since 1992.

     Norman S. Berson

     Norman S. Berson has been a shareholder in the law firm of Fineman & Bach, P.C., of Philadelphia, Pennsylvania, and its predecessors since 1981. The Company has retained Fineman & Bach, P.C. to represent it on various legal matters. From 1967 to 1982, Mr. Berson was a member of the House of Representatives of the Commonwealth of Pennsylvania. Mr. Berson has been a Director since 1987.
                                       12

     Robert B. Kerr

          Robert B. Kerr is founder and partner of Everingham & Kerr, Inc., a merger and acquisition consulting firm located in Haddon Heights, New Jersey, which provides professional intermediary services and other consulting services to small and middle market manufacturing, distribution and service businesses. From 1974 to 1987, Mr. Kerr was Vice President, Sales, for Shieldalloy Corporation, a specialty metals producer. Mr. Kerr received a B.S. in Mechanical Engineering and a B.A. in Arts and Sciences from Pennsylvania State University in 1965 and an MBA in Management from Wayne State University in 1970. Mr. Kerr has been a Director since February 1994.
     Woodrow B. Moats, Jr.

          Woodrow B. Moats, Jr. is President of W.B. Moats & Associates, Berwyn, Pennsylvania, a marketing communications organization specializing in business to business marketing. From 1975 to 1980, he was Senior Vice President - Corporate Marketing and Public Relations of National Railway Utilization Corporation. Mr. Moats is a graduate of the University of Miami, Florida, as a marketing major specializing in advertising. Mr. Moats has been a Director since February 1994.

     Directors

     The By-Laws of the Company were amended by the Board of Directors on January 25, 1995 to provide for three classes of directors whose terms will expire in consecutive years. The Board determined that establishing staggered terms was an effective way to provide stability and continuity in the governance of the Company. Each nominee as a Class A director will be elected to serve a term expiring at the Annual Meeting in 1997 or until his successor has been elected and qualified. Each nominee as a Class B director will be elected to serve a term expiring at the Annual Meeting in 1998 or until his successor has been elected and qualified. Each nominee as a Class C director will be elected to serve a term expiring at the Annual Meeting in 1999 or until his successor has been elected and qualified.The current terms of all incumbent directors will end at the Annual Meeting in 1996.

     Committees

     The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee which meet periodically. The Executive Committee is responsible for the operation of the Company between formal meetings of the full Board of Directors. Mr. Kopyt and Mr. Remer have been designated by the Board to serve on the Executive Committee. Mr. Kerr and Mr. Berson serve on the Audit Committee which reviews the Company's financial and accounting practices and controls. The Compensation Committee is responsible for determining the compensation of the officers, directors and key employees of the Company. Mr. Moats and Mr. Kerr currently serve on the Compensation Committee. The Audit Committee and Compensation Committee met 1 time and 2 times, respectively during fiscal 1995.

Item 10.      Directors and Executive Officers of the Registrant (Continued)

     Officers

     Officers are elected for one (1) year by the directors at the first meeting of the Board of Directors immediately following the Annual Meeting of the Shareholders. Any officer shall hold office until his successors are chosen and qualified. Any officer elected or chosen by the Board of Directors may be removed at any time, with or without cause, by the affirmative vote of a majority of the Board of Directors.

     No family relationship exists between any director or executive officer and any other director or executive officer of the Company.
        Compliance with Section 16(a) of the Exchange Act

         The Company is unaware of any untimely filing of Forms 4 and 5 filings.

Item 11. Executive Compensation


          The following table sets forth the compensation of the Company's principal executive officers for the fiscal year ended October 31, 1995. Further, the Company was not a party to any plans or arrangements providing cash or non-cash forms of compensation to its principal executive officers, other than as listed below.



                                            SUMMARY COMPENSATION TABLE


                                                                           Long Term
                                        Annual Compensation                Compensation
                                        -------------------                ------------

     Name and                                                              Securities                 All Other
     Principal                                                             Underlying Options       Compensation
     Position              Year         Salary            Bonus            Options SARs (#)              ($)
     --------              ----         ------            -----            ----------------              ---

     Leon Kopyt
     President, CEO,
     (Principal Executive
      Officer)
                            1995         $249,161          $26,300          201,500                   $11,062 (1)
                            1994         $209,955          $40,500          150,000                   $ 9,262 (1)
                            1993         $172,536          $17,582          100,000                   $ 7,336 (1)



     Stanton Remer
     Chief Financial
     Officer, Treasurer
     (Principal
      Accounting Officer(2)
                            1995         $ 83,078                             50,000                  $  2,345 (1)
                            1994         $ 36,347                             50,000                  $  2,334 (1)



     (1) Represents premiums paid for life and disability insurance.
     (2) Employment commenced May 28, 1994.


Item 11.                   Executive Compensation (Continued)

                         OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                      Potential Realized Value
                                                                                                      of Assumed Annual Rates
                                                                                                      of Stock Price Appreciation
                         Individual Grants                                                            for Option Term
                         -----------------                                                            ---------------

                         Number of
                         Securities                           % of Total
                         Underlying                           Options/SARs
                         Options/       Granted to            Exercise
                         SARs           Employees             or Base
                         Granted        in Fiscal             Price      Expiration
Name                     (#)  (1)       Year                  ($/Sh)     Date              5%                    10%
----                     ---  ---       ----                  ------     ----              --                    ---

Leon Kopyt                201,500       80.1%                 $.53125    7/15/05         $67,321               $170,605

Stanton Remer              50,000       19.9%                 $.53125    7/15/05         $16,705               $  42,334

(1) Options are exercisable one year from the date of the grant. Shares received upon exercise of the option may not be sold for at least one year from the date of exercise.


                OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES
                                                                   Number of
                                                                   Securities
                                                                   Underlying
                                                                   Exercised            Value of Unexercised
                                                                   Options/SARs         In-the-Money
                                                                   at FY-End            Options/SARs
                                                                   (#) Shares           at FY-End ($)
                         Shares
                         Acquired on        Value Realized         Exercisable/         Exercisable/
     Name                Exercise (#)           ($)                Unexercisable        Unexercisable
     ----                ------------           ---                -------------        -------------

     Leon Kopyt               0                  0                 260,000/             $ 31,250/
                                                                   201,500              $ 31,485

     Stanton Remer            0                  0                 75,000/              $  7,813/
                                                                   75,000               $  7,813

Item 11.                 Executive Compensation (Continued)


  Details of number of shares and value of unexercised "in the money" options follows:


     Name                # Shares           Option Price        Price 10/31/95   Per Share        Total Value
     ----                --------           ------------        --------------   ---------        -----------

     Leon Kopyt          461,500            $.25 - $3.97        $.6875           $.156 - $.438    $62,735

     Stanton Remer       150,000            $.531 - $.688       $.6875           $.156            $15,626


     Standard Arrangements

     Members of the Board of Directors who are nonsalaried receive $750 for each Directors meeting they attend and $300 for each special committee meeting or special assignment. The following table sets forth amounts payable to members of the Board of Directors for the fiscal year ended October 31, 1995

                                                    Board of Directors               Special
           Director                                      Meetings                  Assignments (a)
           --------                                      --------                  ---------------

           Leon Kopyt                                   $                             $
           Stanton Remer
           Norman S. Berson (b)
           Robert B. Kerr                                  750                         10,960
           Woodrow B. Moats, Jr.                           750                          1,800
                                                           ---                          -----

                                                        $1,500                        $12,760
                                                        ======                        =======

     (a) Special assignments are duties performed by Board Members in addition to regularly assigned tasks as Board Members.
     (b)   Mr. Berson does not receive fees for Directors' or Committee meetings.

     Employment Agreement

     Pursuant to an Employment Agreement dated April 15, 1994, the Company has agreed to employ Mr. Kopyt as President and Chief Executive Officer for a period of two years with a base annual salary of $235,000 and $260,000 per annum and an annual auto expense allowance of $14,400 for the twelve months ended April 30, 1995 and 1996, respectively. In addition to the compensation provided for under the Agreement, Mr. Kopyt is to receive a bonus based on the consolidated operating profits before taxes for fiscal years ending October 31, 1994 and 1995 as follows: 1) up to $750,000 - 3% bonus, 2) in excess of $750,000 - 2% bonus. The bonus earned for fiscal 1995 amounted to $26,300.

     Termination Benefits Agreement

     The Company has a termination benefits agreement with the President which grants the right to receive up to 2.99 times the average aggregate annual compensation as reported for federal income tax purposes for the past five years plus continuation of certain benefits, and provides for the surrender of stock options in exchange for the payment by the Company of the difference between the option price and the share price on the date of change of control (as defined) within a period of five years thereafter or termination (as defined), whichever is higher. The maximum contingent liability as of October 31, 1995 for salary and incentive compensation is approximately $684,500.

     Compensation Pursuant to Plans

           401K Retirement Plans

     The Company maintains two 401K plans as of October 31, 1995 which consists of a plan for the eligible employees of Intertec Design, Inc. and a plan for the eligible employees of Cataract, Inc., both wholly owned subsidiaries of the Company. Both plans are substantially identical. Each of the plans is a profit-sharing plan, including a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, sponsored by the Company for purposes of providing eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401K Plan on a pre-tax basis, subject to certain limitations. The Company may, in the discretion of the Board of Directors, make contributions of cash to match deferrals of compensation by participants.

     The Company made no contributions of cash to the 401K Plans to match deferrals of compensation by participants in the fiscal years ending October 31, 1995, 1994, or 1993. Amounts contributed to the 401K Plans by executive officers during the fiscal years ended October 31, 1995, 1994 and 1993 were $11,035, $0 and $0 respectively. The amounts contributed by all employee participants, excluding officers, during the period November 1, 1992 to October 31, 1995 totaled $641,298.

     Item 11.          Executive Compensation (Continued)


         Report of the Compensation Committee

          The compensation committee annually reviews the compensation of the Company's executive officers, Messrs. Kopyt (Chairman, President and Chief Executive Officer) and Remer (Chief Financial Officer and Treasurer).

          As noted above, Mr. Kopyt has an employment agreement which commenced April 15, 1994 which provides for base compensation, an auto allowance and a bonus calculated as a percentage of the Company's consolidated operating profits before taxes. Annual increases in base compensation were provided for based upon expected inflation. As of the date of this report, Mr. Remer does not have an employment agreement, and his compensation is set annually by the Board based upon the Compensation committee's recommendation.

          In addition to compensation provided pursuant to their employment agreements, the executive officers were granted stock options pursuant to the Company's Incentive Stock Option Plan. Grants of options are intended to be a significant portion of total executive compensation and are intended to align the executive's interest with those of the Company's stockholders. In light of the relatively limited trading volume in the Company's common stock, the compensation committee believes that financial performance is a better indicator of executive performance than the Company's share price. In assessing such performance, the compensation committee examines a number of financial indicators, such as net sales, operating income, net income and earnings per share. However, compensation decisions are not based upon any precise formula and no factor is accorded any greater weight than the other factors.

          During the fiscal year ended October 31, 1994, the Company achieved records in each of the four indicators of financial performance. In light of these results, the Board, with the Compensation Committee's approval, provided Mr. Kopyt with an increase in the number of options granted to 201,500 from 150,000 the year before. In addition, Mr. Remer's base salary was increased to $100,000 per year from the prior level of $80,000.

Comparison of Five -Year Cumulative Total Returns

     The following graph compares the performance of the Company's Common Stock with the performance of the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") and a peer group index by measuring the changes in common stock prices from October 31, 1990, plus assumed reinvested dividends. The Securities and Exchange Commission's rules require, if a published peer group does not exist, that a company create a peer group index with which to compare its stock performance by selecting a group of companies in lines of business similar to its own. The Company has found no published peer group which accurately mirrors the Company's business. Accordingly, the Company has created a special peer group index that includes companies in the principal lines of business in which the Company does business. The common stocks of the following companies have been included in the Peer Group Index: Amserv Healthcare, Inc., General Employment Enterprises, C.H. Heist Corp., Joule, Inc., National Technical Systems, Inc., Right Management Consultants, Winston Resources, Brandon Systems Corp., GTS Duratek, Inc., Keane, Inc., On Assignment, Inc., Uniforce Temp Personnel, Inc. and Care Group, Inc. The chart assumes that $100 was invested on October 31, 1990 in the Company's Common Stock, the S&P 500 Index and the peer group index, and that all dividends were reinvested. In addition, the graph weighs the peer group on the basis of its respective market capitalization, measured at the beginning of each relevant time period.

                     [GRAPHIC OMITTED - GRAPH APPEARS HERE]



Total Return Analysis

                      10/31/90          10/31/91          10/31/92       10/31/93         10/31/94       10/31/95
                      --------          --------          --------       --------         --------       --------
RCM Technologies, Inc $100              $49.12            $7.89          $16.67           $18.42           $19.30
Peer Group            $100              $133.16           $109.42        $211.64          $285.25         $375.92
Nasdaq Composite (US) $100              $169.20           $190.79        $245.84          $247.20         $332.07

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of January 5, 1996, the shares of the Company's common stock owned of record or beneficially by (i) each person known to the Company to own more than five percent of the outstanding shares; (ii) each director; and (iii) all officers and directors of the Company as a group:

                  SHARES BENEFICIALLY OWNED AT JANUARY 5, 1996

                                        Title of              Number of                 Percent of
     Directors and Officers             Class                 Shares  (a)               Class   (b)
     ----------------------             -----                 ------  ---               -----   ---

     Leon Kopyt (c)
     447 Waring Street
     Philadelphia, PA  19116            Common                461,600                     2.9%

     Stanton Remer (d) (e)
     113 Beverly Road
     Wynnewood, PA  19096               Common                165,000                     1.0

     Norman S. Berson (d)
     2421 Spruce Street
     Philadelphia, PA  19103            Common                 50,000                      *

     Robert B. Kerr (d)(f)
     115 White Horse Pike
     Haddon Heights, NJ 08035           Common                 50,000                      *

     Woodrow B. Moats, Jr. (d)(f)
     745 Old State Road
     Berwyn, PA  19312                  Common                  50,000                     *

     All Directors and Officers
     as a group (5 persons)                                   776,600                    4.9%

       * Represents less than 1% of the Company's outstanding Common Stock.

Item  12.  Security   Ownership  of  Certain   Beneficial  Owners  and
           Management (Continued)

     (a) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power. Beneficial ownership may be disclaimed as to certain of the securities.

     (b) 314,000 shares of Common Stock held in treasury were deducted from the total Common Stock outstanding at January 5, 1996 when computing the percentage of Common Stock.

     (c) Includes presently exercisable options under the 1986 Plan to purchase 10,000 shares at an exercise price of $3.9688 per share granted on April 24, 1991, exercisable options under the 1986 Plan to purchase 77,000 shares at an exercise price of $.25 per share granted on April 20, 1993, exercisable options under the 1992 Plan to purchase 23,000 shares at an exercise price of $.25 per share granted on April 22, 1993, exercisable options under the 1992 Plan to purchase 50,000 at an exercise price of $.6875 granted on April 15, 1994, exercisable options under the 1992 Plan to purchase 100,000 at an exercise price of $.53125 granted on July 15, 1994, not presently exercisable options under the 1992 Plan to purchase 251,000 shares at an exercise price of $.53125 per share granted on July 15, 1995.

     (d) Includes options under the 1994 Nonemployee Director Stock Option Plan to purchase 50,000 shares (25,000) shares are not exercisable) at an exercise price of $.6875 per share granted on May 19, 1994.

     (e) Includes exercisable options under the 1992 Plan to purchase 50,000 shares at an exercise price of $.53125 granted on July 15, 1994 and includes options under the 1994 Nonemployee Director Stock Option Plan to purchase 50,000 shares (25,000 are not exercisable) at an exercise price of $.6875 per share granted on May 19, 1994 and includes not presently exercisable options under the 1992 Plan to purchase 50,000 shares at an exercise price of $.53125 granted on July 15, 1995.

     (f) Includes options under the 1994 Nonemployee Director Stock Option Plan to purchase 50,000 shares (40,000 shares are not exercisable) at an exercise price of $.6875 per share granted on May 19, 1994.

Cataract Voting Agreement

     Pursuant to the terms and provisions of the Cataract Merger Agreement, the Cataract shareholders pledged, pursuant to the Pledge Agreement, the Company's stock they received, (1,561,553 shares), in order to guarantee certain performance criteria of Cataract established in the Merger Agreement. The Pledge Agreement expires on November 30, 1998, during which time the Company, as pledgee, has the right to exercise all voting rights with respect to the pledged stock.

     Upon completion of the pledge period, the remaining pledged shares will then be placed in a voting trust ("Trust Shares") pursuant to the Voting Trust Agreement. The Trust Shares will be held in trust until the earlier of: (i) the public or private sale of the trust Shares in an open market transaction to an Unaffiliated Third Party, as such term is defined in the Voting Trust Agreement; or (ii) the resignation, removal from office or if for any other reason Leon Kopyt ceases to serve as Chairman, Chief Executive Officer and

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

President of the Company. The Voting Trust Agreement also provides that notwithstanding the expiration of the Voting Trust Agreement, one-third of the Trust Shares shall be released from trust on August 30, 2000, and thereafter an additional one-third of the Trust Shares shall be released on each August 30, 2001 and August 30, 2002, at which time all of the Trust Shares will have been released from the voting trust, thereby causing the termination of the Voting Trust Agreement.


Item 13.    Certain Relationships and Related Transactions

     Mr. Berson, a Director of the Company, is a shareholder in the law firm of Fineman & Bach, P.C., which serves as counsel to the Company. The Company paid consulting fees of $12,760 during 1995 to outside Directors of the Company.

         Transactions with Affiliates

     The Company has adopted a policy which requires that all transactions with affiliates of the Company be approved by a majority of the disinterested Directors of the Company and be on terms no less favorable to the Company than can be obtained from unaffiliated persons. There have been no transactions in excess of $60,000 with affiliates during 1995, 1994 or 1993.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. Financial Statement Schedules -- See "Index to Financial Statements, Schedules on F-1.

(b)  Reports on Form 8-K

     Form 8-K was filed with the Commission on September 12, 1995.

     On August 30, 1995, RCM Technologies, Inc. ("Registrant") acquired Cataract, Inc., a supplier of management, engineering, design and technical services to the nuclear power, fossil fuel, electric utilities and process industries. The acquisition was completed through a merger transaction (the "Merger") pursuant to which Cataract, Inc. was merged with and into a newly-created subsidiary of the Registrant, which then concurrently changed its name to "Cataract, Inc."

     FINANCIAL STATEMENTS OF BUSINESS ACQUIRED (Filed as part of the Form 8-K.)

         Audited Balance Sheets, October 2, 1994 and October 1, 1993

         Audited Statement of Income,
           Years ended October 2, 1994, October 1, 1993 and September 25, 1992

         Audited  Statement  of Changes in  Stockholders'  Equity,  Years  ended
           October 2, 1994, October 1, 1993 and September 25, 1992

         Audited Statements of Cash Flows,
           Years ended October 2, 1994, October 1, 1993, and September 25, 1992

         Unaudited Balance Sheet, July 2, 1995

         Unaudited Statements of Income for the Three Month Periods
              Ended July 2, 1995 and July 3, 1994

         Unaudited Statements of Income for the Nine Month Periods
              Ended July 2, 1995 and July 3, 1994

         Unaudited  Statement of Changes in  Shareholders'  Equity for the Nine
              Month Period Ended July 2, 1995

          Unaudited  Statements  of Cash Flows for the Nine Month  Periods Ended
             July 2, 1995 and July 3, 1994

 PRO FORMA FINANCIAL INFORMATION

          Unaudited Pro Forma Condensed  Combined  Balance  Sheets,  October 31,
             1994 and July 31, 1995

          Unaudited Pro Forma Condensed  Combined  Statements of Income for
          the year ended  October 31,  1994 and the nine  months  ended July 31,
          1995.
                                       24

Item 14.  Exhibits,  Financial  Statements,  Schedules  and  Reports on Form 8-K
           (Continued)

(c)      Exhibits

(3)(a)   Articles of  Incorporation,  as amended,  incorporated  by reference to
         Exhibit 3(a) of the Registrant's Form 10-K dated October 31, 1994, filed with the Commission on January 4, 1995 (Commission File No. 1-10245) .

(3)(b) Bylaws, as amended: incorporated by reference to an Exhibit of the Registrant's Form 10-Q dated January 31, 1995 filed with the Commission on February 16, 1995 (Commission File No. 1-10245). (4)(a) Warrant Agreement dated September 1, 1989, with respect to Class C

         Warrants between the Registrant and American Stock Transfer and Trust Company; incorporated by reference to Exhibit 4 (b) of the Registrant's Form S-1 Registration Statement dated July 25, 1989, as amended August 16, 1989 and May 14, 1990 (Commission File No. 33-30109).

(10)(a) Amended and Restated Loan and Security Agreement dated August 30, 1995 between Intertec Design, Inc., Cataract, Inc. and Mellon Bank, N.A.; incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q as of July 31, 1995 filed with the Commission on September 8, 1995 (Commission File No. (1-10245).

(10)(b) RCM Technologies, Inc. 1982 Incentive Stock Option Plan; incorporated by reference to Exhibit 10(d) of the Registrant's Form S-1 Registration Statement dated August 2, 1982, as amended September 27, 1982, October 26, 1982, December 7, 1982, April 14, 1987 and May 27, 1987 (Commission
         File No. 33-78670).

(10)(c) RCM Technologies, Inc. 1986 Incentive Stock Option Plan; incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-K dated October 31, 1986, filed with the Commission on February 13, 1987 (Commission File No. 1-10245).

(10)(d) RCM Technologies, Inc. 1992 Incentive Stock Option Plan; incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated April 23, 1992, filed with the Commission on March 9, 1992 (Commission File No. 1-10245).

(10)(e) RCM Technologies, Inc. 1994 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated May 19, 1994, filed with the Commission on June 22, 1994 (Commission File No. 33-80590).

(10)(f) Termination benefits agreement dated December 30, 1993 between the Registrant and Leon Kopyt; incorporated by reference to Exhibit (10)
         (e) (iv) of the Registrant's Annual Report on Form 10-K as filed with the Commission on February 11, 1994 (Commission File No. 1-10245)

(10)(g) Employment Agreement dated April 15, 1994 between the Registrant, Intertec Design, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10(g) of the Registrant's Annual Report on Form 10-K as filed with the Commission on
        January 4, 1995 (Commission File No. 1-10245).

(10)(h) Stock Option Agreement dated April 25, 1991 between the Registrant and Leon Kopyt; incorporated by reference to Exhibit 10(f)(v) to the Registrant's Annual Report on Form 10-K dated October 31, 1991, filed with the Commission on February 4, 1992 (Commission File No. 1-10245).

Item 14. Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K (Continued)

(10)(i) Stock Option Agreement dated April 20, 1993 between the Registrant and Leon Kopyt; incorporated by reference to Exhibit (10) (f) (i) of the Registrant's Annual Report on Form 10-K as filed with the Commission on February 11, 1994 (Commission File No. 1-10245)

 (10)(j) Stock Option Agreement dated April 22, 1993 between the Registrant and Leon Kopyt; incorporated by reference to Exhibit (10) (f) (ii) of the Registrant's annual report on Form 10-K as filed with the Commission on February 11, 1994 (Commission File No. 1-10245)

(10)(k) Stock Option Agreement dated April 15, 1994 between the Registrant and the Nonemployee Directors the Registrant; incorporated by reference to
         Exhibit 10(k) of the Registrant's Annual Report on Form 10-K as filed with the Commission on January 4, 1995 (Commission File No. 1- 10245).

*(11)    Computation of Earnings Per Share.

 (22) Subsidiaries of the Registrant; incorporated by reference to Exhibit 22 to the Registrant's Form S-1 Registration Statement dated September 24, 1987, as amended November 17, 1987, March 14, 1988, April 5, 1988,
         December 2, 1988, February 13, 1989, March 7, 1989 and March 29, 1989 (Commission File No. 33-17439).

*(24)(a)Consent of Independent Certified Public Accountants.

*(27)    Financial Data Schedule
----------------
* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   RCM Technologies, Inc.
                                                   (Registrant)



Date: January 5, 1996                               By:/s/ Leon Kopyt
                                                    Leon Kopyt
                       Chairman, President, Chief Executive Officer and Director

Date: January 5, 1996                               By:/s/ Stanton Remer
                                                    Stanton Remer
                                 Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: January  5, 1996                              By: /s/ Leon Kopyt
                                                    Leon Kopyt
                                    Chairman, President, Chief Executive Officer
                                                                    and Director


Date: January 5, 1996                               By:/s/ Stanton Remer
                                                    Stanton Remer
                                 Chief Financial Officer, Treasurer and Director


Date: January 5, 1996                               By: /s/ Norman S. Berson
                                                    Norman S. Berson
                                                    Director


Date: January 5, 1996                               By: /s/ Robert B. Kerr
                                                    Robert B. Kerr
                                                    Director


Date: January 5, 1996                               By: /s/Woodrow B. Moats, Jr.
                                                    Woodrow B. Moats, Jr.
                                                    Director

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                         Page
                                                                         ----

Consolidated Balance Sheets, October 31, 1995 and 1994                    F-2

Consolidated Statements of Income,
 Years Ended October 31, 1995, 1994 and 1993                              F-4

Consolidated Statements of Changes in Shareholders' Equity,
 Years Ended October 31, 1995, 1994 and 1993                              F-5

Consolidated Statements of Cash Flows,
 Years Ended October 31, 1995, 1994 and 1993                              F-6

Notes to Consolidated Financial Statements                                F-8

Independent Auditors' Report                                              F-20

Schedules III,  VIII and IX                                               F-21

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   October 31,



                                     ASSETS


                                                                                       1995              1994
                                                                                       ----              ----

Current  assets
     Cash and cash equivalents                                                    $   297,550         $2,534,073
     Accounts receivable, net of allowance for doubtful accounts
         of $15,000                                                                 5,133,662          3,500,079
     Prepaid expenses and other current assets                                        671,662            200,320
                                                                                      -------            -------

         Total current assets                                                       6,102,874          6,234,472
                                                                                    ---------          ---------



Property and equipment, at cost
     Equipment and leasehold improvements                                           1,208,317            749,666
     Less: accumulated depreciation and amortization                                  763,966            616,054
                                                                                      -------            -------

                                                                                      444,351            133,612
                                                                                      -------            -------


Other assets
     Deposits                                                                          43,074             36,431
     Intangible assets  (net of accumulated amortization
         of $73,492 and $23,111 in 1995 and 1994,
         respectively)                                                              3,711,256            142,324
                                                                                    ---------            -------

                                                                                    3,754,330            178,755
                                                                                    ---------            -------



         Total assets                                                             $10,301,555         $6,546,839
                                                                                  ===========         ==========





                    The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   October 31,



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    1995                  1994
                                                                                    ----                  ----

Current liabilities
     Note payable - bank                                                             $914,435         $
     Current maturities of long-term lease obligations                                111,945            38,901
     Accounts payable and accrued expenses                                            340,072            73,915
     Accrued payroll                                                                1,182,934           589,218
     Billings in excess of costs and estimated earnings                                                 148,229
     Taxes other than income taxes                                                    205,494           183,600
                                                                                      -------           -------

          Total current liabilities                                                 2,754,880         1,033,863
                                                                                    ---------         ---------


Long term debt                                                                         20,090            35,496
                                                                                       ------            ------



Shareholders' equity
     Common stock, $0.05 par value; 40,000,000 shares authorized; 16,275,118 and
          14,713,565 shares issued in 1995 and
          1994, respectively                                                          813,756           735,678
     Additional paid-in capital                                                    10,265,687         9,143,765
     Accumulated deficit                                                         (  3,490,037)      ( 4,339,142)
                                                                                 ------------       -----------

                                                                                    7,589,406         5,540,301

     Less: treasury stock, at cost, 314,000 shares                                     62,821            62,821
                                    -------                                            ------            ------

                                                                                    7,526,585         5,477,480
                                                                                    ---------         ---------

          Total liabilities and shareholders' equity                              $10,301,555        $6,546,839
                                                                                  ===========        ==========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended October 31,






                                               1995         1994           1993
                                               ----         ----           ----


Revenues                                   $26,915,737   $29,238,995   $28,633,408
                                           -----------   -----------   -----------

Operating Costs and Expenses
     Cost of services                       22,378,817    23,863,889    24,386,525
     Selling, general and administrative     3,549,810     3,674,102     3,281,460
     Depreciation and amortization             130,397        93,141       112,515
                                               -------        ------       -------
                                            26,059,024    27,631,132    27,780,500
                                            ----------    ----------    ----------

Operating Income                               856,713     1,607,863       852,908

Other Income (Expense)
     Interest expense                     (     38,158)  (    34,196)  (    55,293)
     Other, net                                124,050        39,381        13,275
                                               -------        ------        ------
                                                85,892         5,185   (    42,018)
                                                ------         -----   -    ------


Income Before Income Taxes                     942,605     1,613,048       810,890

Income Taxes                                    93,500       187,043        77,865
                                                ------       -------        ------

Net Income                                 $   849,105   $ 1,426,005   $   733,025
                                           ===========   ===========   ===========


Net Income Per Share                              $.06          $.10          $.05
                                                  ====          ====          ====


Weighted average number of
     shares outstanding                     15,039,847    14,651,381    14,392,057
                                            ==========    ==========    ==========







              The accompanying notes are an integral part of these
                             financial statements.

                             RCM TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993





                                                             Additional
                                      Common   Stock         Paid-in           Accumulated       Treasury
                                      ------   -----         -------           -----------       --------
                                   Shares         Amount     Capital            Deficit            Stock
                                   ------         ------     -------            -------            -----




Balance, October 31, 1992         14,653,565   $732,678      $9,122,703       ($6,498,172)      ($62,821)

Issuance of common stock              35,000      1,750          16,844

Net income                                                                        733,025
                                  ----------    -------        --------         ---------        -------


Balance, October 31, 1993         14,688,565    734,428       9,139,547       ( 5,765,147)      ( 62,821)

Exercise of stock options             25,000      1,250           4,218

Net income                                                                      1,426,005
                                  ----------    -------       ---------         ---------        -------

Balance, October 31, 1994         14,713,565    735,678       9,143,765        (4,339,142)      ( 62,821)


Issuance of common stock
 in connection with Acquisition
 of Cataract, Inc.                 1,561,553     78,078       1,121,922


Net Income                                                                        849,105
                                   ---------    -------      ----------        ----------        -------
Balance, October 31, 1995         16,275,118   $813,756     $10,265,687       ($3,490,037)      ($62,821)
                 === ====         ==========   ========     ===========       ===========       ========








    The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended October 31,



                                                                                   1995          1994            1993

Cash flows from operating activities:

     Net income                                                                    $  849.105   $1,426,005   $  733,025
                                                                                   ----------   ----------   ----------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                                130,397       93,141      112,515
         Provision for losses on accounts
           receivable                                                                   5,000            (       37,677)
         Gain on sale of equipment                                                      1,600
         Common stock issued on settlement of
           claim by former consultant                                                  18,594
         Changes in assets and liabilities:
           Accounts receivable                                                        854,552      286,638      164,289
           Prepaid expenses and other
             current assets                                                       (   405,116)   (  11,443)   (  16,635)
           Current assets of discontinued
             operations                                                                 4,316
           Accounts payable and accrued expenses                                  (    10,064)   (   3,807)   (  52,165)
           Accrued payroll                                                        (   151,348)      36,325       25,745
           Billings in excess of costs and
             estimated earnings                                                   (   148,229)   ( 157,509)     305,738
           Taxes other than income taxes                                          (    18,938)       1,827    (   8,704)
           Current liabilities of discontinued
             operations                                                                                       (  89,092)
                                                                                   ----------     -------      --------
                                                                                      251,254      250,172      428,524
                                                                                      -------      -------      -------



Net cash provided by operating activities                                           1,100,359    1,676,177    1,161,549
                                                                                    ---------    ---------    ---------







    The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             Years Ended October 31,


                                                       1995           1994           1993
                                                       ----           ----           ----

Cash flows from investing activities:
     Property and equipment acquired             ($   68,189)   ($   20,619)   ($   14,267)
     Increase in deposits                        (     6,643)   (       557)   (     3,947)
     Cash paid for acquisitions,
        net of cash acquired                     ( 2,345,966)
                                                  ----------     ----------     ----------

     Net cash used in investing activities       ( 2,420,798)   (    21,176)   (    18,214)
                                                  ----------     ----------     ----------

Cash flows from financing activities:
     Debt related:
       Net borrowing (repayments) under
         short term debt arrangements                176,278    (     4,703)   (    644,841)
       Repayments of long term debt              ( 1,092,362)   (    35,228)   (     57,493)
     Equity related:
       Exercise of stock options                                      5,468
                                                  ----------     ----------     -----------
     Net cash used in financing activities       (   916,084)   (    34,463)   (    702,334)
                                                  ----------     ----------     -----------

Net increase (decrease) in cash
      and cash equivalents                       ( 2,236,523)     1,620,538        441,001

Cash and cash equivalents at beginning of year     2,534,073        913,535        472,534
                                                   ---------        -------        -------


Cash and cash equivalents at end of year         $   297,550    $ 2,534,073    $   913,535
                                                 ===========    ===========    ===========



Supplemental cash flow information:
     Cash paid for:
       Interest expense                          $    36,738    $    34,196    $    55,435
       Income taxes                              $   220,498    $   123,049    $    68,645







   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993

1.  Summary of Significant Accounting Policies

     Business

     RCM   Technologies,   Inc.  (the  "Company"),   through  its  wholly  owned
     subsidiaries, Intertec Design, Inc. (IDI), and Cataract, Inc. (CAT) provides contract technical services and the furnishing of engineering and technical personnel to and performing of engineering projects for other companies throughout the country, principally those in the aerospace, electronics, energy and public utility industries. The Company also provides temporary office, clerical and industrial personnel through IDI Personnel Services, a division of Intertec Design, Inc.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Property, equipment and capital leases

     Depreciation of equipment is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight line basis. Estimated useful lives range from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Leases which meet certain criteria are classified as capital leases and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum future lease payments or the fair value of the leased properties at the inception of the respective lease terms. Assets are amortized using the straight-line method over the shorter of the related lease terms or their economic lives. Interest expense relating to the lease obligations is recorded to effect constant rates of interest over the terms of the leases. Leases not meeting the criteria of capital leases are classified as operating leases and rentals are charged to expense as incurred.

     Income taxes

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993


1.  Summary of Significant Accounting Policies (Continued)

     Revenue recognition

     Revenue is recognized concurrently with the performance of services.

     When the Company enters into long-term contracts for the supply of temporary personnel, billings are rendered for employee hours worked according to contractual billing rates. Billings in excess of costs and estimated earnings on cost plus fixed fee contracts represents billings in excess of revenue recognized. Labor and overhead costs, and earnings on contracts with government contractors are subject to audit by the primary contractor or a division of the United States government.

     Profit sharing plan

     The Company sponsors a defined contribution plan (401-K Plan). Participation in the plan is available to all eligible employees as defined in the plan. Company contributions to the plan are based on a percentage of the employee's contributions to the plan subject to management's election to make a contribution. There were no contributions charged to operations by the Company for fiscal years ended October 31, 1995, 1994 and 1993.

     Cash Equivalents

     For purposes of presenting the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Reclassification

     Certain reclassification have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

     Income  per share

     Income per share is based on the weighted average number of common shares outstanding during the periods. For fiscal years ended October 31, 1995, 1994 and 1993 common stock equivalents of 370,754, 275,995 and 47,506 shares, respectively, computed under the treasury stock method were included as common shares outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993

1.  Summary of Significant Accounting Policies (Continued)

     Intangible Assets

     Intangible assets primarily consist of goodwill associated with the acquired businesses. Goodwill is amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

     Other intangible assets consist primarily of a noncompete agreement, which is amortized over the term of the agreement.

     The FASB issued a new standard, SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The Company anticipates that adoption of this new statement will not have a material impact on the Company's financial position or results of operations. The Company is required to adopt this new standard for its year ended October 31, 1997.

     Concentration of credit risk

     The Company has invested its excess cash in commercial paper and money market funds and in deposits with a major bank. The Company has not experienced any losses on its investments.

     The Company provides credit in the normal course of business to each of its customers. The Company performs ongoing credit evaluations of its customers and maintains adequate allowances for potential credit losses.

     The AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 94-6, "Disclosures of Certain Significant Risks and Uncertainties," which requires disclosures addressing an entities unique risks and uncertainties, as well as increased "early warning disclosures" identifying possible risks and uncertainties. The Company has provided these disclosures in the financial statements for the year ended October 31, 1995.

2.  Acquisitions

     During fiscal year ended October 31, 1995, the Company had acquired two businesses in the staffing services industry. These acquisitions, which are described below, have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the date of acquisition.

     On December 15, 1994, the Company purchased certain operating assets of Great Lakes Design, Inc. for $200,000 in the form of a $150,000 note payable and $50,000 in cash. In addition, the Company will share with the seller a portion of the operating income for a period of five years. Costs in excess of assets acquired of $52,800 are being amortized over a period of forty years.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993


2.  Acquisitions - (Continued)

     A covenant not to compete of $107,100 is being amortized over a five year period. The note payable is uncollateralized, bears interest at 8% per annum and is payable in quarterly installments of $20,490 including interest with a final maturity date of December 1, 1996.On August 30, 1995, RCM Technologies, Inc. ("Registrant") acquired Cataract, Inc., a supplier of management, engineering, design and technical services to the nuclear power, fossil fuel, electric utilities and process industries. The acquisition was completed through a merger transaction (the "Merger") pursuant to which Cataract, Inc. was merged with and into a newly-created subsidiary of the Registrant, which then concurrently changed its name to "Cataract, Inc."

     The Merger consideration payable to the former shareholders of Cataract, Inc. consisted of $2,000,000 cash and 1,561,553 restricted shares of the Registrant's common stock (the "Shares") valued at $1,200,000 (based upon the average closing bid price of the Registrant's common stock for the 30 calendar days immediately preceding the closing date). The cost in excess of net assets acquired was $3,385,966. The cost in excess of net assets acquired is being amortized over a 40 year period.

     The shares issued to the former Cataract, Inc. shareholders have been pledged to the Company for a period of three years to secure the performance of certain conditions subsequent to the Merger relating to the achievement of certain levels of sales revenues that have been warranted by the former Cataract, Inc. shareholders.

     Following the expiration of the pledge period, the Shares are to be placed in a voting trust until the earlier of: (i) the public or private sale of such Shares in open market transactions to unaffiliated third parties; or
     (ii) the resignation or removal from office of Leon Kopyt, currently Chief Executive Officer and President of the Registrant. Notwithstanding the above, one-third of the Shares shall be released from trust commencing upon the fifth anniversary of the closing, and thereafter an additional one-third of the Shares shall be released from trust upon each of the sixth and seventh annual anniversaries of the closing date.

     During the period in which the Shares are subject to pledge and the voting trust, the Shares are to be voted by the Registrant's Board of Directors on behalf of the former shareholders of Cataract, Inc.

     The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the 1995 acquisitions been consummated as of the beginning of the periods presented.

                                         Year Ended October 31,
                                         ----------------------

                                   1995           1994                1993

     Revenues                 $44,656,755    $53,241,317          $52,279,428
     Net income               $ 1,104,145    $ 1,980,522          $ 1,142,352
     Income per common share         $.07           $.12                 $.07

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993



3.  Property and Equipment

     Property and equipment are comprised of the following:

                                                                                           October 31,
                                                                                           -----------
                                                                                  1995                    1994
                                                                                  ----                    ----
         Office equipment                                                       $1,017,197            $  558,546
         Capitalized lease                                                         174,873               174,873
         Leasehold improvements                                                     16,247                16,247
                                                                                    ------                ------
                                                                                 1,208,317               749,666
         Less: accumulated depreciation and amortization                           763,966               616,054
                                                                                   -------               -------

                                                                                $  444,351            $  133,612
                                                                                ==========            ==========


4.  Long-Term Lease

    The following is a summary of assets capitalized under a long-term lease:

                                                                                          October 31,
                                                                                    1995                  1994
                                                                                    ----                  ----
         Office equipment, capitalized cost                                     $  174,873            $  174,873
         Less: accumulated amortization                                            145,870               110,895
                                                                                   -------               -------

                                                                                $   29,003            $   63,978
                                                                                ==========            ==========

     The future minimum lease payments under the capitalized lease and the present value of the net minimum lease payments as of October 31, 1995 are as follows:

               Year Ending                                                                                Amount
               -----------                                                                                ------

         October 31, 1996                                                                              $  37,165
         Less: amount representing interest                                                                1,669
                                                                                                           -----

     Present value of net minimum lease payments including current maturities of $35,496,
     with an interest rate of 10% through August 1996.                                                 $  35,496
                                                                                                       =========


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993




5.  Long-Term Debt

     Long-term debt consists of the following:
                                                                                   1995                  1994
                                                                                   ----                  ----
     Note payable on business acquisition,  uncollaterialized,  bearing interest at 8% per  annum,  payable  in  quarterly  installments  of  principal  and interest of $20,490 with a
     final maturity of  December 1, 1996.                                         $ 96,539               $


     Capitalized lease obligation, collateralized by equipment, bearing interest at 10% per annum, payable in monthly installments of $4,267
     including principal, interest and maintenance costs                            35,496                74,397
                                                                                    ------                ------
     with a final maturity of August 1, 1996                                       132,035                74,397
     Less: current maturities                                                      111,945                38,901
                                                                                   -------                ------
                                                                                  $ 20,090               $35,496
                                                                                  ========               =======

     Maturities of long-term debt are as follows:

                                      1996                                        $111,945
                                      1997                                          20,090
                                      ----                                          ------
                                                                                  $132,035
                                                                                  ========

 6.  Note Payable - Bank

     The Company maintains a $6,000,000 credit facility with Mellon Bank, N.A. with a maturity date of June 1998. The credit facility is collateralized by accounts receivable, contract rights, and furniture and fixtures with unlimited guarantees from RCM Technologies, Inc. The credit facility requires both IDI and CAT and RCM Technologies, Inc. to meet certain covenants with respect to financial ratios and earnings. Advances to RCM Technologies, Inc. in excess of its operating expenses must have prior bank approval.

     Borrowings under the credit facility are based on 85% of receivables on which not more than ninety days have elapsed since the date of invoicing. The current interest rate charged is the prime rate of the bank. The previous rate was 1.25% above the prime rate at October 31, 1994. The effective rates were 8.75% and 9.00% at October 31, 1995 and 1994, respectively. The bank charges a fee of .25% per annum on the unused portion of the credit facility. At October 31, 1995, there was $3,240,883 available under the credit facility.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993

 7.  Shareholders' Equity

     Common shares reserved

     Shares of common stock were reserved for the following purposes:
                                                                                            October 31,
                                                                                   1995                   1994
                                                                                   ----                   ----

         Exercise of warrants                                                      786,709               786,709
         Exercise of options outstanding                                           816,500               866,500
         Future grants of options                                                  357,000               407,000
                                                                                   -------               -------

         Total                                                                   1,960,209             2,060,209
                                                                                 =========             =========


     Warrants

     At October 31, 1995 and 1994, the Company had warrants outstanding to purchase 786,709 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants expire on October 1, 1996 unless otherwise extended by the Board of Directors.


     Incentive Stock Option Plans

     On April 20, 1982, the shareholders approved the RCM Technologies, Inc. 1982 Incentive Stock Option Plan ("1982 Plan") which authorized the issuance not later than April 13, 1992 of up to 500,000 shares of Common Stock to officers, directors and key employees of the Company and its subsidiaries. On February 27, 1986, the shareholders approved the RCM Technologies, Inc. 1986 Incentive Stock Option Plan ("1986 Plan") which authorizes the issuance not later than October 30, 1995 of up to 300,000 shares of Common Stock to officers, directors and key employees of the Company and its subsidiaries.

     On April 23, 1992, the shareholders approved the RCM Technologies, Inc. 1992 Incentive Stock Option Plan ("1992 Plan") which authorizes the issuance not later than February 13, 2002 of up to 500,000 shares of Common Stock to officers, directors and key employees of the Company and its subsidiaries.

     The 1986 and 1992 Plans contain substantially the same terms as the 1982 Plan. Options under all plans are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms for all plans cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant.

     On May 19, 1994, the shareholders approved the RCM Technologies, Inc. 1994 Nonemployee Directors Stock Option Plan ("1994 Plan") as a means of recruiting and retaining nonemployee directors of the Company. There are 400,000 shares of Common Stock reserved under the plan for issuance no later than July 19, 2004. All director stock options are granted at fair market value at the date of grant. The exercise of options granted is contingent upon service as a director for a period of one year. If the optionee ceases to be a director of the Company, any option granted shall terminate.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993

7.   Shareholders' Equity (Continued)

     Transactions related to all stock options are as follows:
                                                             1995                 1994                  1993
                                                             ----                 ----                  ----
         Outstanding options at beginning of year           866,500              530,000               328,000
         Granted                                            251,500              400,000               202,000
         Forfeited                                         (301,500)            ( 38,500)
         Exercised ($0.21875 per share)                                         ( 25,000)
                                                            -------              -------               -------
         Outstanding options at end of year                 816,500              866,500               530,000
                                                            =======              =======               =======

         Exercisable options at October 31,                 435,000              466,500               328,000

         Option price per share                            $.021875             $0.21875              $0.21875
                                                         to $3.9688           to $3.9688            to $3.9688

     The FASB issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation which measures compensation that entities may use, and compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion 25, "Accounting for Stock Issue to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and income per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has not determined which method it will follow in the future, but anticipates following APB Opinion
     25. The Company will be required to adopt the new standard for its year ended October 31, 1997.

 8.  Commitments

     Employment Contract and Termination Benefits Agreement

     The Company has an employment agreement with its President which expires on April 30, 1996. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. The aggregate commitment for future salaries at October 31, 1995, excluding bonuses, was $130,000. In addition to the above compensation, an option plan is available for all employees to receive stock options resulting from recommendations by the Compensation Committee of the Board of Directors.

     The Company has a termination benefits agreement with the President which grants the right to receive up to 2.99 times the average aggregate annual compensation as reported for federal income tax purposes for the past five years plus continuation of certain benefits, and provides for the surrender of stock options in exchange for the payment by the Company of the difference between the option price and the share price on the date of change of control (as defined) within a period of five years thereafter or termination (as defined), which ever is higher. The maximum contingent liability for salary and incentive compensation is approximately $684,500.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993


 8.  Commitments (Continued)

     Operating leases

     The Company's future minimum annual rental commitments at October 31, 1995 under operating leases for various offices are as follows:

     Year ending October 31,                                 Amount
     -----------------------                                 ------
         1996                                              $259,300
         1997                                               141,300
         1998                                                79,100
         1999                                                33,300
         2000                                                31,800
         ----                                                ------
         Total                                             $544,800
                                                           ========

     Rent expense for the years ended October 31, 1995, 1994 and 1993 was $354,267, $336,662, and $332,274, respectively.

9.   Major Customers

     Sales to major clients for the years ended October 31, 1995, 1994 and 1993 were as follows:

         For the year ended October 31, 1995, three clients contributed $3,300,000, $2,061,000 and $1,347,000, respectively (an aggregate of
         $6,708,000 or 24.9% of total sales). Accounts receivable from these three clients represented 8.1% of the total trade accounts receivable at October 31, 1995.

         For the year ended October 31, 1994, three clients contributed $7,811,000, $2,950,000 and $2,095,000, respectively (an aggregate of
         $12,856,000 or 44.0% of total sales).

         For the year ended October 31, 1993, three clients contributed $8,380,000, $4,417,000 and $1,744,000, respectively (an aggregate of
         $14,541,000 or 50.8% of total sales).

10.  Related Party Transactions

     A director of the Company is a shareholder in a law firm that rendered various legal services for the Company. Fees paid to the law firm have not been significant.

11.  Income Taxes

     The components of income tax expense are as follows:
                                                 Year ended October 31,
                                                 ----------------------
                                           1995          1994        1993
                                           ----          ----        ----
     Current
         Federal                        $10,000       $ 27,000       $
         State and local                 83,500        160,043        77,865
                                         ------        -------        ------

     Total income tax expense - current $93,500       $187,043       $77,865
                                        =======       ========       =======

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993

11.  Income Taxes (Continued)

     The income tax  provisions  reconciled to the tax computed at the statutory
     Federal rate was:
                                                              1995                 1994                1993
                                                              ----                 ----                ----

     Tax at statutory rate                                     34%                  34.0%              34.0%
     State income taxes, net of  Federal
         income tax benefit                                   5.8                    6.5                6.3
     Provision for doubtful accounts                                                  .1             (  1.6)
     Net operating loss carry-overs                         (32.3)                ( 31.3)            ( 31.8)
     Other, net                                               2.4                    2.3                2.7
                                                              ---                    ---                ---

                                                              9.9%                  11.6%               9.6%
                                                              ===                   ====                ===

     At October 31, 1995, the net operating loss carry-overs available to offset regular taxable income and tax credit carry-overs available to offset regular or alternative minimum federal taxes are as follows:

     Expiration                                                              Net Operating              Tax
          Date                                                                 Loss                   Credits
          ----                                                                 ----                   -------
       1997-2004                                                                                    $     53,100
       2005                                                                    $   144,000                20,000
       2006                                                                      1,628,500
       2007                                                                      1,226,200
                                                                                ---------                -------

       Total                                                                    $2,998,700          $     73,100
                                                                                ==========          ============

     Should there be a change in control as defined in the Internal Revenue Code, utilization of such losses could be limited. Net operating losses for alternative minimum tax purposes at October 31, 1995 was approximately $2,700,000.

     Significant components of the Company's deferred tax assets at October 31, 1995 and 1994 are as follows:

                                                                                    1995                  1994
                                                                                    ----                  ----

       Deferred tax assets due to:
            Net operating loss carry-over                                       $1,019,800            $1,350,513
            Tax credit carry-over                                                   73,100                73,100
            Depreciation of property and equipment                                  23,200                26,960
            Other                                                                   46,887                28,700
                                                                                    ------                ------
                                                                                 1,162,987             1,479,273
       Less:  100% valuation allowance                                           1,162,987             1,479,273
                                                                                ---------             ---------
       Total net deferred tax assets                                            $                     $
                                                                                ===========            =========

     The valuation allowance was decreased during 1995 and 1994 by $316,286 and $553,753, respectively, due to the utilization of net operating loss carry-overs and the reversal of temporary differences.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1995, 1994 and 1993



12   Selected Quarterly Financial Information (Unaudited)


     Year Ended October 31, 1995

                                                                 Gross                                Net Income
                                                  Sales          Profit              Net Income        Per Share
                                                  -----          ------              ----------        ---------

     1st Quarter                                $6,692,756       $1,150,362            $229,015             $.01
     2nd Quarter                                 6,280,172        1,155,413             277,724              .02
     3rd Quarter                                 5,015,376          894,096              69,716              .01
     4th Quarter                                 8,927,433        1,337,049             272,650              .02
                                                 ---------        ---------             -------              ---

     Total                                    $26, 915,737       $4,536,920            $849,105             $.06
                                              ============       ==========            ========             ====


     Year Ended October 31, 1994

     1st Quarter                                $6,789,667       $1,077,194            $201,070             $.01
     2nd Quarter                                 7,068,220        1,294,373             301,440              .02
     3rd Quarter                                 7,527,585        1,419,005             431,845              .03
     4th Quarter                                 7,853,523        1,584,534             491,650              .04
                                                 ---------        ---------             -------              ---

     Total                                     $29,238,995       $5,375,106          $1,426,005             $.10
                                               ===========       ==========          ==========             ====



13.  Other Income (Expense)

     Included in Other Income (Expense) is Interest Income in the amount of $142,810, $57,810 and $21,675, respectively for years ended October 31, 1995, 1994 and 1993.


14.  Self-Funded Group Medical Insurance

     Cataract, Inc. provides group medical insurance to its employees on a self-funded basis up to $30,000 per insured individual to annual aggregate limitation of $322,000. Amounts in excess of these thresholds are covered by insurance. Management believes that adequate reserves have been recorded to cover claims incurred but not reported as of October 31, 1995.

                    RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        October 31, 1995, 1994 and 1993


15. Subsequent Event (Unaudited)

     On January 5, 1995 the Company entered into a non-binding letter of intent regarding the possible acquisition of The Consortium, Inc. ("Consortium"), a privately-held provider of temporary technical employees based in Fairfield, NJ. The letter of intent contemplates the exchange of 6.5 million shares of the Company's common stock for all of the outstanding shares of Consortium. Revenues for the year ended December 31, 1995 of Consortium approximated $26 million. Closing of the transaction is dependent on negotiation of definitive agreements and completion of due diligence. Because of these and other factors, there can be no assurance that the Consortium transaction will be successfully completed.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
RCM Technologies, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (a Nevada corporation) as of October 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of October 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

     We have also audited Schedules III, VIII and IX of RCM Technologies, Inc. and Subsidiaries as of and for each of the three years in the period ended October 31, 1995. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP
Philadelphia, Pennsylvania
December 11, 1995, except
for Note 15 as to which the
date is January 9, 1996
                                     F - 20

                                  SCHEDULE III

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                                   October 31,

                                     ASSETS

                                                                                        1995            1994
                                                                                        ----            ----

Current assets
     Cash                                                                         $      1,733     $      7,424
     Prepaid expenses and other assets                                                 134,937          132,312
                                                                                       -------          -------

         Total current assets                                                          136,670          139,736
                                                                                       -------          -------

Other assets
     Deposits                                                                            5,495            5,495
     Long-term receivables from affiliates                                           8,188,366        6,997,408
                                                                                     ---------        ---------

                                                                                     8,193,861        7,002,903
                                                                                     ---------        ---------

         Total assets                                                               $8,330,531       $7,142,639
                                                                                    ==========       ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                                          $                $   11,108
                                                                                     ---------        ---------

         Total current liabilities                                                                       11,108
                                                                                     ---------        ---------
Share in deficiency in assets of subsidiaries                                          803,946        1,654,051
                                                                                       -------        ---------

Shareholders' equity
     Common stock                                                                      813,756          735,678
     Additional paid in capital                                                     10,265,687        9,143,765
     Accumulated deficit                                                            (3,490,037)       (4,339,142)
                                                                                    ----------        ----------
                                                                                     7,589,406        5,540,301
     Less: treasury stock                                                               62,821           62,821
                                                                                        ------           ------

     Total shareholders' equity                                                      7,526,585        5,477,480
                                                                                     ---------        ---------

     Total liabilities and shareholders' equity                                     $8,330,531       $7,142,639
                                                                                    ==========       ==========



The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.
                                     F - 21

                                  SCHEDULE III

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
                             Years Ended October 31,





                                            1995         1994         1993
                                            ----         ----         ----

Operating expenses
     Administrative ................   $   31,780   $  116,418   $  126,609
                                       ----------   ----------   ----------

Operating loss .....................  (    31,780)  (  116,418)  (  126,609)
                                       ----------    ---------    ---------

Other income (expense)
     Interest (net of intercompany
     charges) ......................  (                                 261)
     Miscellaneous .................  (     3,678)  (    7,299)  (    7,384)
                                            -----        -----        -----
                                      (     3,678)  (    7,299)  (    7,645)
                                            -----        -----        -----

Loss before management fee income ..  (    35,458)  (  123,717)  (  134,254)


Management fee income ..............       35,458      123,820      136,264
                                           ------      -------      -------

Income before income taxes .........                       103        2,010

Income taxes .......................                       103        2,010
                                           ------       ------      -------
Income before income in subsidiaries

Equity  in earnings in subsidiaries       849,105    1,426,005      733,025
                                          -------    ---------      -------

Net income .........................   $  849,105   $1,426,005   $  733,025
                                       ==========   ==========   ==========








The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                  SCHEDULE III

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                             Years Ended October 31,




                                                                             1995              1994                   1993
                                                                             ----              ----                   ----

Cash flows from operating activities:

Net income                                                           $     849,105        $  1,426,005          $     733,025
                                                                     -------------        ------------          -------------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Issuance of common stock on settlement
         of claim by former consultant                                                                                 18,594
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets                           (       2,625)                530                 25,942
         Accounts payable and accrued expenses                       (      11,108)        (     4,681)         (      27,170)
         Income taxes payable                                                              (     1,800)                   850
                                                                     -------------         -----------           ------------
                                                                     (      13,733)        (     5,951)                18,216
                                                                     -------------         -----------                 ------


     Net cash provided by operating activities                             835,372           1,420,054                751,241
                                                                           -------           ---------                -------













The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                  SCHEDULE III

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       STATEMENT OF CASH FLOWS - Continued
                             YEARS ENDED OCTOBER 31,


                                                         1995                    1994                  1993
                                                         ----                    ----                  ----


Cash flows from investing activities:

     Increase in deposits                            $                    ($        95)              $
     Share in deficiency in assets of
         subsidiaries                                (   849,105)         (  1,426,005)           (   733,025)
     Decrease (increase) in long-term
         receivables from subsidiaries                     8,042                   399            (    32,030)
                                                           -----                   ---                 ------

     Net cash used in
          investing activities                       (   841,063)         (  1,425,701)           (   765,055)
                                                         -------             ---------                -------


Cash flows from financing activities:

     Exercise of stock options                                                   5,468
                                                         -------             ---------                -------

     Net cash provided by financing activities                                   5,468
                                                         -------             ---------                -------
Net decrease in cash and equivalents                  (    5,691)         (        179)           (    13,814)

Cash and equivalents at beginning of year                  7,424                 7,603                 21,417
                                                           -----                 -----                 ------

Cash and equivalents at end of year                  $     1,733          $      7,424             $    7,603
                                                     ===========          ============             ==========










The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                  SCHEDULE VIII

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             Years Ended October 31,





     Column A                                Column B                      Column C              Column D         Column E

                                                                          Additions
                                                                          ---------

                                            Balance at            Charged to       Charged to                   Balance at
                                            Beginning             Costs and          Other                          End of
   Description                              of Period             Expenses          Accounts    Deduction           Period
   -----------                              ---------             --------          --------    ---------           ------

Year Ended October 31, 1995
---------------------------

Allowance for doubtful
 accounts on trade
 receivables                                $    15,000         $    40,310                    $   40,310       $   15,000


Year Ended October 31, 1994
---------------------------

Allowance for doubtful
 accounts on trade
 receivables                                $    10,000         $    92,707                    $   97,707       $   15,000



Year Ended October 31, 1993
---------------------------

Allowance for doubtful
 accounts on trade
 receivables                                $    47,677         $    49,858                    $    87,535      $   10,000




                                   SCHEDULE IX


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                              SHORT-TERM BORROWINGS
                             Years Ended October 31,


Column A                    Column B   Column C        Column D        Column E      Column F
                                                       Maximum         Average
Category of                            Weighted        Amount          Amount        Highest
Aggregate                  Balance     Average         Outstanding     Outstanding   Interest Rate
Short-term                at End of    Interest        During the      During the    During the
Borrowing                  Period      Rate(2)(4)      Period          Period(3)     Period

Year Ended October 31,
1995

Bank                     $  914,435(1)     11.57%     $1,042,260        $   978,348   8.75%


Year Ended October 31,
 1994

Bank                     $                    %       $                 $                 %


Year Ended October 31,
 1993

Bank                     $    4,703(1)      9.98%     $  775,430        $   420,082   8.00%




(1)   Intertec Design, Inc. and Cataract, Inc's. borrowing.

(2) The weighted average interest rate during the period was calculated by dividing the actual interest expense incurred on short-term borrowing by the average amount outstanding during the period.

(3) The average amount outstanding during the period was calculated by dividing the borrowing outstanding at the end of the months by the number of months such balances were outstanding.

(4)  Includes loan interest costs and unused line fees.
