Form 10-Q
period 1996-01-31
RCM TECHNOLOGIES INC
filed 1996-03-05
CIK 700841

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996


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
YES   X           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    CLASS                                         17,670,243
    Common Stock, $.05 par value           Outstanding as of March 4, 1996

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                                                       Page
         Consolidated Balance Sheets as of January 31, 1996 (Unaudited)
         and October 31, 1995 (Audited)                                                                   3

         Unaudited Consolidated Statements of Income for the Three Month
         Periods Ended January 31, 1996 and 1995                                                          5

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Three Month Period Ended January 31, 1996                                         6

         Unaudited Consolidated Statements of Cash Flows for the Three
         Month Periods Ended January 31, 1996 and 1995                                                    7

         Notes to Unaudited Consolidated Financial Statements                                             9


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                        10


PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                                                                          12

     ITEM 5 -  Other Information                                                                          12

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                           12

     SIGNATURES                                                                                           13


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 1996 and October 31, 1995



                                     ASSETS


                                                                                    1996               1995
                                                                                  (Unaudited)         (Audited)

Current  assets
     Cash and cash equivalents                                                    $   127,704        $   297,550
     Accounts receivable, net of allowance for doubtful accounts
         of $15,000                                                                 5,127,631          5,133,662
     Prepaid expenses and other current assets                                        753,518            671,662
                                                                                      -------            -------

         Total current assets                                                       6,008,853          6,102,874
                                                                                    ---------          ---------



Property and equipment, at cost
     Equipment and leasehold improvements                                           1,237,366          1,208,317
     Less: accumulated depreciation and amortization                                  789,835            763,966
                                                                                      -------            -------

                                                                                      447,531            444,351
                                                                                      -------            -------


Other assets
     Deposits                                                                          47,496             43,074
     Intangible assets  (net of accumulated amortization
         of $94,474 and $73,492 in 1996 and 1995,
         respectively)                                                              3,687,220          3,711,256
                                                                                    ---------          ---------

                                                                                    3,734,716          3,754,330
                                                                                    ---------          ---------





         Total assets                                                             $10,191,100        $10,301,555
                                                                                   ==========         ==========










              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      January 31, 1996 and October 31, 1995



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    1996                 1995
                                                                                  (Unaudited)          (Audited)

Current liabilities
     Note payable - bank                                                            $424,639           $914,435
     Current maturities of long-term debt                                            103,145            111,945
     Accounts payable and accrued expenses                                           149,238            340,072
     Accrued payroll                                                                 937,328          1,182,934
     Taxes other than income taxes                                                   489,115            205,494
     Income taxes payable                                                             58,749             ______
                                                                                      ------


          Total current liabilities                                                2,162,214          2,754,880
                                                                                   ---------          ---------


Long term debt                                                                                           20,090


Shareholders' equity
     Common stock, $0.05 par value; 40,000,000 shares authorized; 16,277,118 and
          16,275,118 shares issued in 1996 and
          1995, respectively                                                         813,856            813,756
     Additional paid-in capital                                                   10,266,025         10,265,687
     Accumulated deficit                                                        (  2,988,174)       ( 3,490,037)
                                                                                 ------------        ----------

                                                                                   8,091,707          7,589,406

     Less: treasury stock, at cost, 314,000 shares                                    62,821             62,821
                                                                                      ------             ------

                                                                                   8,028,886          7,526,585
                                                                                   ---------          ---------



          Total liabilities and shareholders' equity                             $10,191,100        $10,301,555
                                                                                 ===========        ===========








              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         Three Months Ended January 31,






                                                                                       1996              1995
                                                                                       ----              ----


Revenues                                                                           $9,776,507        $6,692,756
                                                                                   ----------        ----------

Operating Costs and Expenses
     Cost of services                                                               7,985,878         5,542,394
     Selling, general and administrative                                            1,144,116           883,955
     Depreciation and amortization                                                     54,970            28,565
                                                                                       ------            ------
                                                                                    9,184,964         6,454,914
                                                                                    ---------         ---------

Operating Income                                                                      591,543           237,842
                                                                                      -------           -------

Other Income (Expense)
     Interest expense                                                             (    24,901)       (    6,149)
     Other, net                                                                   (     6,030)           24,572
                                                                                        -----            ------
                                                                                  (    30,931)           18,423
                                                                                       ------            ------


Income Before Income Taxes                                                            560,612           256,265

Income Taxes                                                                           58,749            27,250
                                                                                       ------            ------

Net Income                                                                           $501,863          $229,015
                                                                                     ========          ========


Net Income Per Share                                                                     $.03              $.02
                                                                                          ===               ===


Weighted average number of
     shares outstanding                                                            16,383,133        14,591,394
                                                                                   ==========        ==========










              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       Three Months Ended January 31, 1996
                                   (Unaudited)











                                                             Additional
                                      Common   Stock         Paid-in         Accumulated       Treasury
                                   Shares      Amount        Capital            Deficit        Stock
                                   ------      ------        -------            -------        -----




Balance, October 31, 1995        16,275,118   $ 813,756     $10,265,687     ($3,490,037)     ($   62,821)

Exercise of Stock Options             2,000         100             338

Net Income                                                                      501,863
                                  ---------    -------       ----------       ---------          -------


Balance, January 31, 1996        16,277,118   $ 813,856     $10,266,025     ($2,988,174)     ($  62,821)
                               ============   =========      ==========       =========       ==========



















    The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Three Months Ended January 31,
                                   (Unaudited)



                                                                                1996                 1995
                                                                                ----                 ----
Cash flows from operating activities:

     Net income                                                                  $501,863        $    229,015
                                                                                  -------             -------


     Adjustments to reconcile net income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                             54,970              28,565
         Provision for losses on accounts
           receivable                                                                           (         831)
         Changes in assets and liabilities:
           Accounts receivable                                                      6,031             211,324
           Prepaid expenses and other
             current assets                                                    (   81,856)             75,637
           Accounts payable and accrued expenses                               (  190,834)      (     114,376)
           Accrued payroll                                                     (  245,606)      (      92,039)
           Taxes other than income taxes                                          283,621              37,392
           Income taxes payable                                                    58,749       (     119,473)
                                                                                   ------             -------

     Total adjustments                                                         (  114,925)             26,199
                                                                                  -------              ------


Net cash provided by operating activities                                         386,938             255,214
                                                                                  -------             -------


















    The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                         Three Months Ended January 31,
                                   (Unaudited)



                                                                                      1996               1995
                                                                                      ----               ----

Cash flows from investing activities:
     Increase in Intangible assets                                               (     5,065)       ($   10,000)
     Property and equipment acquired                                             (    29,049)       (    47,861)
     Increase in deposits                                                        (     4,422)
                                                                                       -----              -----

     Net cash used in investing activities                                       (    38,536)       (    57,861)
                                                                                      ------             ------

Cash flows from financing activities:
     Exercise of stock options                                                           438
     Net repayments under short term debt arrangements                           (   489,796)
     Repayments of long term debt                                                (    28,890)       (     9,367)
                                                                                      ------             -------

     Net cash used in financing activities                                        (  518,248)       (     9,367)
                                                                                     -------              ------

Net increase  (decrease) in cash and cash equivalents                             (  169,846)           187,986

Cash and cash equivalents at beginning of period                                     297,550          2,534,073
                                                                                     -------          ---------

Cash and cash equivalents at January 31,                                          $  127,704        $ 2,722,059
                                                                                     =======          =========


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                           $   24,901        $     6,149
       Income taxes                                                               $                 $    31,958
















              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended October 31, 1995. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended January 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Pending Acquisition


     On March 1, 1996, the Company entered into a stock purchase agreement ("the Agreement") with The Consortium Inc. ("Consortium"), a privately-held provider of information technology and health care personnel based in Fairfield, NJ. Revenues for the year ended December 31, 1995 of Consortium were over $26 million. The Agreement contemplates the acquisition of all of the outstanding shares of Consortium in exchange for the issuance of 6.5 million shares of the Company's common stock to the former Consortium shareholders.

     Closing of the transaction, while anticipated for March 11,1996, remains contingent upon, among other things, satisfactory completion of due diligence review and the securing of certain approvals.

3.   Sale of Common Stock

     On February 5, 1996, the Company issued and sold 1,383,125 shares of common stock to Limeport Investments, L.L.C. in a Private Placement transaction for $1,000,000 ($.7230 per share). The purchase price was based on a twenty percent discount to the twenty day average closing price prior to the purchase of the shares. The shares are restricted securities, however, the Company has agreed to register such shares by filing a shelf registration with the Securities and Exchange Commission by February 15, 1997.

     The principals of Limeport Investments, L.L.C. are Messrs. Peter Kuhlmann and Peter Munk. As disclosed in Schedule 13-D filings, Peter Kuhlmann is a General Partner in Acquest International, L.P., an investment banking firm which primarily advises its clients in merger and acquisition transactions and Peter Munk is the Chief Executive Officer of Barrick Gold Corporation, a corporation whose principal business is gold mining. The President of the Company, Leon Kopyt, has been granted certain voting rights over these shares as long as they remain owned by Limeport Investments, L.L.C..

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources

     During the three months ended January 31, 1996, working capital increased $498,645. This was due primarily to the increased levels of profitability of the Company. At January 31, 1996, the Company had outstanding borrowings under its credit facility of $424,639 as compared to $914,435 as of October 31, 1995, a decrease of $489,796. The Company, at January 31, 1996 had no long term debt and held $127,704 of cash along with $3,240,246 of loan availability on its $6,000,000 line of credit.

     On August 31, 1995,  the  Company's,  Intertec  Design,  Inc. and Cataract,
     Inc., subsidiaries entered into an agreement with Mellon Bank, N.A. for providing a credit facility in the maximum amount of $6,000,000. The agreement expires on June 30, 1998. The credit facility is collateralized by accounts receivable, contract rights and furniture and fixtures with unlimited guarantees from RCM Technologies, Inc. The loan requires both Intertec Design, Inc., Cataract, Inc., and RCM Technologies, Inc. to meet certain objectives with respect to financial ratios and earnings. Credit facility advances are to be used to meet cash flow requirements for Intertec Design, Inc., and Cataract, Inc. as well as operating expenses for RCM Technologies, Inc. Advances to RCM Technologies, Inc. in excess of its operating expenses must have prior bank approval. The Company believes its present credit facility will sufficiently support the operations of Intertec Design, Inc., Cataract, Inc., and RCM Technologies, Inc.

     Borrowing under the credit facility is based on 85% of accounts receivable on which not more than ninety days have elapsed since the date of invoicing. The interest rate charged is the prime rate of the Bank
     (effective rate of 8.50% and 8.75% at January 31, 1996 and October 31, 1995, respectively).

     The Company's liquidity and capital resources may be effected in the future as the Company continues to grow through an aggressive acquisition strategy. Towards that end, on March 1, 1996, the Company entered into a stock purchase agreement (the "Agreement") with The Consortium, Inc. ("Consortium"), a privately-held provider of information technology and health care personnel based in Fairfield, NJ. Revenues for the year ended December 31, 1995 of Consortium were over $26 million. The Agreement contemplates the acquisition of all of the outstanding shares of Consortium in exchange for the issuance of 6.5 million shares of the Company's common stock to the former Consortium shareholders. As part of the Consortium acquisition, the Company will be required at closing to satisfy
     Consortium's bank indebtedness of approximately $1,300,000. The Company anticipates the use of its existing line of credit to satisfy this indebtedness.

     Subject to the discussions noted above, the Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company continues to evaluate acquisitions of various businesses which are complementary to its current operations. The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its obligations incurred in the normal course of business for at least the next twelve months.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)



Results of Operations

     As a result of the acquisition of Cataract, Inc. on August 30, 1995, the Company continues to increase its profitability. This has been achieved by the elimination of duplicate operating costs of the combined companies, the spreading of the Company's fixed expenses over a larger revenue base, as well as management's ability to control expenses during a period of revenue growth.

     Results of operations reflected a net income of $501,863 ($.03 per share) in 1996 as compared to $229,015 ($.02 per share) in 1995. The improved profitability was a 119.1% improvement over the 1995 results.

     The Company's net sales increased by $3,088,751 to $9,776,507, or 46.1% for the three months ended January 31, 1996 compared to the three months ended January 31, 1995. This resulted principally from the acquisition of Cataract, Inc.

     Cost of services increased by $2,443,484 to $7,985507, or 44.1% for the three months ended January 31, 1996 compared to the three months ended January 31, 1995. This resulted from the increased level of sales.

     Gross profit increased by $640,267 to $1,790,629, or 55.7% for the three months ended January 31, 1996 compared to the three months ended January 31, 1995. Gross profit as a percentage of revenues was 18.32% for 1996 and 17.2% for 1995. The increased gross profit resulted from additional sales as well as improved pricing margins.

     Selling, general and administrative expenses (SG&A) increased $260,161 to $1,144,116, or 11.7% of revenues for the three months ended January 31, 1996 compared to $883,955 or 13.2% of revenues for the three months ended January 31, 1995. The increased SG&A was principally attributable to the operations of Cataract, Inc. The decline in SG&A as a percentage of revenues was attributable to continuing implementation of Company efforts to increase operational efficiencies and the ability to spread fixed administrative expenses over a larger revenue base.

     Depreciation and amortization increased by $26,405 to $54,970 for the three months ended January 31, 1996, compared to $28,565 for the three months ended January 31, 1995. This increase was attributable to the amortization of intangible assets incurred with the Cataract, Inc. acquisition.

     Interest expense increased by $18,752 to $24,901 for the three months ended January 31, 1996, compared to $6,149 for the three months ended January 31, 1995. This increase was attributable to additional borrowings under the Company's line of credit facility.

     Income tax expense increased by $31,499 to $58,749 for the three months ended January 31, 1996, compared to $27,250 for the three months ended January 31, 1995. This increase was attributable to the higher level of profitability for 1996.

     Should the acquisition of Consortium occur as contemplated, revenues are likely to reflect significant increases commencing during the second quarter, with greater impact being experienced during the third quarter. While management is optimistic that this transaction is also likely to enhance profitability through anticipated operational efficiencies and the spreading of fixed expenses over a larger revenue base, no assurances to this effect can be provided pending a further analysis of Consortium's independent profitability and opportunities for operational efficiencies and synergies.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

          (10) Subscription Agreement to sell Common Stock of RCM Technologies, Inc. to Peter Kuhlmann, dated January 12, 1996 (Assigned to Limeport Investments, L.L.C. on February 2, 1996 by Peter Kuhlmann).

          (10.1) Registration Rights Agreement by and among RCM Technologies, Inc. and Limeport Investments, L.L.C., dated February 5, 1996

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




                                 RCM Technologies, Inc.

                                (Registrant)



Date: March 4, 1996                                By:/s/ Leon Kopyt
                                                   --------------
                                                   Leon Kopyt
                                                   Chairman, President,
                                                   Chief Executive Officer
                                                   and Director


Date: March 4, 1996                                By:/s/ Stanton Remer
                                                   -----------------
                                                   Stanton Remer
                                                   Chief Financial Officer,
                                                   Treasurer and Director

                                   EXHIBIT 11

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                  Three Months Ended January 31, 1996 and 1995





                                                                                       1996                     1995
                                                                                     ---------                 -------

Income

     Net income applicable to common stock                                            $501,863                $229,015
                                                                                       =======                 =======



Shares
     Weighted average number of shares
     outstanding                                                                    15,963,118              14,399,565
     Common stock equivalents                                                          420,015                 191,829
                                                                                       -------                 -------

     Total                                                                          16,383,133              14,591,394
                                                                                    ==========              ==========


Primary earnings per share                                                          $      .03              $      .02
                                                                                     =========               =========


Fully diluted earnings per share                                                    $      .03              $      .02
                                                                                     =========               =========