Form 10-Q
period 1996-04-30
RCM TECHNOLOGIES INC
filed 1996-06-06
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30 , 1996


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
YES   X           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                                          4,872,776
     Common Stock, $.05 par value               Outstanding as of June 5, 1996

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                                                        Page
         Consolidated Balance Sheets as of April 30, 1996 (Unaudited)
         and October 31, 1995 (Audited)                                                                    3

         Unaudited Consolidated Statements of Income for the Six Month
         Periods Ended April 30, 1996 and 1995                                                             5

         Unaudited Consolidated Statements of Income for the Three Month                                   6
         Periods Ended April 30, 1996 and 1995

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Six Month Period Ended April 30, 1996                                              7

         Unaudited Consolidated Statements of Cash Flows for the Six
         Month Periods Ended April 30, 1996 and 1995                                                       8

         Notes to Unaudited Consolidated Financial Statements                                             10


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                        13


PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                                                                          16

     ITEM 4  - Submission of Matters to a Vote of Security Holders                                        16

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                           17

     SIGNATURES                                                                                           18


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 1996 and October 31, 1995



                                     ASSETS


                                                                                    1996               1995
                                                                                    ----               ----
                                                                                  (Unaudited)         (Audited)

Current  assets
     Cash and cash equivalents                                                   $     70,078        $   297,550
     Accounts receivable, net of allowance for doubtful accounts
         of $35,000 in 1996 and $15,000 in 1995                                    12,007,509          5,133,662
     Prepaid expenses and other current assets                                        744,004            671,662
                                                                                      -------            -------

         Total current assets                                                      12,821,591          6,102,874
                                                                                   ----------          ---------



Property and equipment, at cost
     Equipment and leasehold improvements                                           1,650,262          1,208,317
     Less: accumulated depreciation and amortization                                1,174,634            763,966
                                                                                    ---------            -------

                                                                                      475,628            444,351
                                                                                      -------            -------


Other assets
     Deposits                                                                          95,269             43,074
     Intangible assets  (net of accumulated amortization
         of $233,329 and $73,492 in 1996 and 1995,
         respectively)                                                              9,592,906          3,711,256
                                                                                    ---------          ---------

                                                                                    9,688,175          3,754,330
                                                                                    ---------          ---------



         Total assets                                                             $22,985,394        $10,301,555
                                                                                  ===========        ===========










              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       April 30, 1996 and October 31, 1995



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    1996                 1995
                                                                                    ----                 ----
                                                                                  (Unaudited)          (Audited)
Current liabilities
     Note payable - bank                                                          $3,093,218           $914,435
     Current maturities of long-term debt                                             77,887            111,945
     Accounts payable and accrued expenses                                           606,880            340,072
     Accrued payroll                                                               2,437,641          1,182,934
     Taxes other than income taxes                                                   720,534            205,494
     Income taxes payable                                                            577,924
                                                                                   ---------          ---------


          Total current liabilities                                                7,514,084          2,754,880
                                                                                   ---------          ---------


Long term liabilities
     Note payable                                                                                        20,090
     Income taxes payable                                                            673,716
                                                                                     -------             ------
                                                                                     673,716             20,090
                                                                                     -------             ------

Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized;  4,872,776 and
          3,255,024 shares issued in 1996 and
          1995, respectively                                                         243,639            162,751
     Additional paid-in capital                                                   17,218,214         10,916,692
     Treasury stock, at cost 62,800 shares                                      (     62,821)       (    62,821)
     Accumulated deficit                                                        (  2,601,438)       ( 3,490,037)
                                                                                 -----------         ----------

                                                                                  14,797,594          7,526,585
                                                                                  ----------          ---------



          Total liabilities and shareholders' equity                             $22,985,394        $10,301,555
                                                                                  ==========         ==========







              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           Six Months Ended April 30,








                                                                                      1996               1995
                                                                                      ----               ----


Revenues                                                                          $23,562,110       $12,972,928
                                                                                   ----------        ----------

Operating costs and expenses
     Cost of services                                                              19,298,075        10,667,153
     Selling, general and administrative                                            3,082,700         1,741,901
     Depreciation and amortization                                                    132,470            62,818
                                                                                      -------            ------
                                                                                   22,513,245        12,471,872

Operating income                                                                    1,048,865           501,056
                                                                                    ---------           -------

Other income (expense)
     Interest expense                                                             (    51,089)       (   13,492)
     Other, net                                                                                          73,418
                                                                                       ------            ------
                                                                                  (    51,089)           59,926
                                                                                       ------             ------


Income before income taxes                                                            997,776           560,982

Income taxes                                                                          109,177            54,243
                                                                                      -------            ------

Net income                                                                           $888,599          $506,739
                                                                                      =======           =======


Net income per share                                                                     $.24              $.17
                                                                                          ===               ===















    The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          Three Months Ended April 30,






                                                                                       1996               1995
                                                                                       ----               ----


Revenues                                                                          $13,785,626         $6,280,172
                                                                                   ----------          ---------

Operating costs and expenses
     Cost of services                                                              11,312,200          5,124,759
     Selling, general and administrative                                            1,931,739            863,790
     Depreciation and amortization                                                     80,453             31,409
                                                                                       ------             ------
                                                                                   13,324,392          6,019,958
                                                                                   ----------          ---------

Operating income                                                                      461,234            260,214
                                                                                      -------            -------

Other Income (expense)
     Interest expense                                                             (    26,249)        (    7,343)
     Other, net                                                                                           51,846
                                                                                       ------             ------
                                                                                  (    26,249)            44,503
                                                                                       ------             ------


Income before income taxes                                                            434,985            304,717

Income taxes                                                                           48,249             26,993
                                                                                       ------             ------

Net income                                                                           $386,736           $277,724
                                                                                      =======            =======


Net income per share                                                                     $.09               $.05
                                                                                          ===                ===















              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended April 30, 1996
                                   (Unaudited)











                                                               Additional
                                      Common  Stock             Paid-in             Accumulated      Treasury
                                   Shares         Amount        Capital             Deficit           Stock
                                   ------         ------         -------            -------           -----




Balance, October 31, 1995         3,255,024    $   162,751    $10,916,692         ($3,490,037)      ($   62,821)

Exercise of Stock Options             6,800            340          4,473

Issuance of Common Stock
in connection with acquisitions   1,334,327         66,716      5,310,881

Sale of Common Stock                276,625         13,832        986,168

Net Income                                                                            888,599
                                    -------         ------        -------             -------            ------


Balance, April 30, 1996           4,872,776     $  243,639    $17,218,214         ($2,601,438)      ($  62,821)
                                ===========    ===========    ===========          ============      ==========













    The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six Months Ended April 30,
                                   (Unaudited)



                                                                                   1996              1995
                                                                                   ----              ----
Cash flows from operating activities:

     Net income                                                                  $888,599            $506,739
                                                                                  -------             -------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                            132,470              62,818
         Provision for losses on accounts
           receivable                                                              20,000       (       6,821)
         Changes in assets and liabilities:
           Accounts receivable                                                 (1,222,227)            561,597
           Prepaid expenses and other
             current assets                                                       178,503       (     273,875)
           Accounts payable and accrued expenses                               (  192,456)            151,595
           Accrued payroll                                                     (    9,283)      (     198,083)
           Billings in excess of costs and
             estimated earnings                                                                 (      55,694)
           Taxes other than income taxes                                          268,855       (      48,127)
           Income taxes payable                                                (  431,314)      (      67,623)
                                                                                  -------              ------

     Total adjustments                                                         (1,255,452)            125,787
                                                                                ---------             -------


Net cash provided by (used in) operating activities                            (  366,853)            632,526
                                                                                  -------             -------

















    The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           Six Months Ended April 30,
                                   (Unaudited)



                                                                                       1996               1995
                                                                                       ----               ----

Cash flows from investing activities:
     Increase in Intangible assets                                             (     587,337)      ($     10,000)
     Property and equipment acquired                                           (      46,835)      (      51,337)
     Increase in deposits                                                      (      30,546)              2,584
     Cash paid for acquisitions,
       net of cash acquired                                                    (     621,500)
                                                                                     -------              ------

     Net cash used in investing activities                                     (   1,286,218)      (      58,753)
                                                                                   ---------              ------

Cash flows from financing activities:
     Sale of common stock                                                          1,000,000
     Exercise of stock options                                                         4,813
     Net borrowings under short term debt arrangements                               460,966
     Repayments of long term debt                                              (      40,180)      (      36,433)
                                                                                      ------              ------

     Net cash provided by (used in) financing activities                           1,425,599       (      36,433)
                                                                                   ---------              ------

Net increase  (decrease) in cash and cash equivalents                          (     227,472)            537,340

Cash and cash equivalents at beginning of period                                     297,550           2,534,073
                                                                                     -------           ---------

Cash and cash equivalents at April 30,                                         $      70,078        $  3,071,413
                                                                               =============         ===========


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                        $      51,089        $     13,492
       Income taxes                                                            $     135,000        $    137,781













              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended October 31, 1995. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the six months ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Stock Split

     The Board of Directors, with stockholder approval, amended the Company's Articles of Incorporation to effect a one-for-five reverse split of common stock whereby each five shares of common stock were exchanged for one share of common stock. The amendment had no effect on the number of authorized shares and the par value of the common stock. Where fractional shares resulted from the reverse split, the Company issued such additional fraction of a share as is necessary to increase the fractional share to a full share.

     All references in the financial statements to weighted average number of shares outstanding, earnings per share amounts and stock option data has been restated to reflect the reverse split.

3.   Income per Share

     Income per share is based on the weighted average number of common shares outstanding during the periods stated. For the six months ended April 30, 1996 and 1995, the weighted average number of shares outstanding was 3,776,035 and 2,914,072, respectively.

4.   Sale of Common Stock

     On February 5, 1996, the Company issued and sold 276,625 shares of common stock to Limeport Investments, L.L.C. in a Private Placement transaction for $1,000,000 ($3.615 per share). The purchase price was based on a twenty percent discount to the twenty day average closing price prior to the purchase of the shares. The shares are restricted securities, however, the Company has agreed to register such shares by filing a shelf registration statement by February 15, 1997. The President of the Company, Leon Kopyt, has been granted certain voting rights over these shares as long as they remain owned by Limeport Investments, L.L.C..

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.   Acquisitions

     During the six months ended April 30, 1996, the Company acquired two businesses in the staffing services industry. These acquisitions, which are described below, have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the date of acquisition.

     On March 11, 1996, the Company acquired all of the outstanding shares of The Consortium, a speciality provider of information technology and health care personnel servicing private sector and government clients in the greater metropolitan New York region.

     The consideration paid to the former shareholders of The Consortium consisted of 1.3 million restricted shares of its common stock, valued at $5,000,000, (based upon the average closing price of the Company's common stock for the 20 trading days immediately preceding the closing date) in exchange for all of the outstanding capital stock of The Consortium. The company has agreed to file a shelf registration statement by February 15, 1997, permitting the sale of $600,000 in value of securities during the period April 1997 through March 1998. Thereafter, the remainder of these shares are subject to significant restrictions on resale through March 11, 1999. The cost in excess of net assets acquired of $4,851,500 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

     On May 1, 1996, the Company acquired The Consortium of Maryland, Inc. ("Consort MD"), a specialty provider of information technology personnel services to major U.S. Corporations in the greater metropolitan Washington, D.C. region. Consort MD was not related or affiliated with The Consortium. The acquisition was completed through a merger transaction (the "Merger") pursuant to which Consort MD was merged with and into a newly-created subsidiary of the Company, which then concurrently changed its name to "The Consortium of Maryland, Inc."

     The Merger consideration paid to the former shareholder of Consort MD at the closing consisted of $621,500 cash and 34,327 restricted shares of the Company's common stock valued at $377,597 (based upon the average closing bid price of the Company's common stock for the 20 trading days immediately preceding the closing date). Additional merger consideration will be paid to the former shareholder of Consort MD consisting of additional shares of stock and cash having a value equal to the tangible net worth of the Consort MD as of the Merger date. As of the date of this report, the tangible net worth has not been determined. It is anticipated that this amount will be paid by June 15, 1996. The Company has agreed to file a registration statement by May 1, 1998 permitting the sale of the restricted shares.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.   Acquisitions - Continued

     The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the 1996 acquisitions been consummated as of the beginning of the periods presented.


                                                                                  Six Months Ended April 30,

                                                                                     1996              1995
                                                                                --------------    ---------

     Revenues                                                                    $ 35,538,000       $ 28,480,000

     Net income                                                                  $  1,301,500       $    979,000

     Income per share                                                            $        .28       $        .23


6.   Shareholder Rights Plan

     On March 14, 1996, the Board of Directors of the Company declared a dividend distribution of one Common Share Purchase Right ("Right") for each outstanding share of common stock of the Company. Each Right entitles stockholders to buy one share of common stock at an exercise price of $3.00. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Company will be entitled to redeem the rights at one cent per Right at any time before a 15% or greater position has been acquired.

     The  dividend   distribution  was  made  on  April  1,  1996,   payable  to
     shareholders of record at the close of the business on that date. The Rights expire April 1, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources

During the six months ended April 30, 1996, working capital increased $1,960,000. This was due primarily to the increased levels of profitability of the Company and the private placement of common stock for $1,000,000. At April 30, 1996, the Company had outstanding borrowings under its credit facility of $3,093,218 as compared to $914,435 as of October 31, 1995, an increase of $2,178,783. The Company, at April 30, 1996, had $673,716 in long term liabilities and held $70,000 in cash along with $2,906,782 of loan availability on its $6,000,000 line of credit. (Increased to $10,000,000 on May 29, 1996).

In 1996, operating activities used $366,853 of cash compared to cash provided by operating activities of $632,526 in 1995. The decrease of $999,379 was primarily attributable to increased levels of accounts receivable during the six months ended April 30, 1995 compared to the six months ended April 30, 1995.

Cash used for investing activities totaled $1,286,218 in 1996 compared to $58,753 in 1995. The increase was primarily attributable to cash payments for acquisitions and related intangible assets.

Cash provided by financing activities was $1,425,599 in 1996 compared to a use of cash of $36,433 in 1995. The increase was attributable to the private placement of common stock for $1,000,000 and the proceeds from short term borrowings.

On May 29, 1996, the Company and its subsidiaries entered into an amended and restated agreement with Mellon Bank, N.A. for providing a credit facility in the maximum amount of $10,000,000. The agreement expires on June 30, 1998. The credit facility is collateralized by accounts receivable, contract rights and furniture and fixtures with unlimited guarantees from the Company. The credit facility requires the subsidiaries and the Company to meet certain objectives with respect to financial ratios and earnings. Credit facility advances are to be used to meet cash flow requirements for the subsidiaries as well as operating expenses for the Company. Advances to the Company in excess of its operating expenses must have prior bank approval. The Company believes its present credit facility will sufficiently support its operations and those of its subsidiaries.

Borrowing under the credit facility is based on 85% of accounts receivable on which not more than ninety days have elapsed since the date of invoicing. The interest rate charged is the prime rate of the bank (effective rate of 8.25% and 8.75% at April 30, 1996 and October 31, 1995, respectively). The bank charges a fee of .25% per annum on the unused portion of the credit facility.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)



Results of Operations
 Six Months Ended April 30, 1996 Compared to April 30, 1995

Summary. Revenues, gross profit, operating income and net income of the Company for the 1996 period increased $10.6 million (81.6%), $2.0 million (85.7%), $.5 million (109.3%), and $.4 million (75.3%), respectively, compared with 1995. These improvements were primarily due to the acquisitions of Cataract, Inc. (August 30, 1995) and The Consortium (March 11, 1996).

As a result of the aforementioned acquisitions, the Company is able to spread its fixed expenses over a larger revenue base, as well as, management's ability to control expenses during a period of revenue growth.

Results of operations for the six months ended April 30, 1996 reflected a net income of $888,599 ($.24 per share) as compared to $506,739 ($.17 per share) for the six months ended April 30, 1995.

Cost of services increased by $8.6 million to $19.3 million or 80.7% for the six months ended April 30, 1996 compared to $10.7 million for the six months ended April 30, 1995. This increase resulted from increased sales in 1996.

Gross profit increased by 2.0 million to 4.3 million, or 85.7% for the six months ended April 30, 1996 compared to the six months ended April 30, 1995. Gross profit as a percentage of revenues was 18.1% for 1996 and 17.7% for 1995. The increased gross profit percentages resulted from improved pricing margins.

Selling, general and administrative expenses (SG&A) increased 1.3 million to 3.1 million or 13.1% of revenues for the six months ended April 30, 1996 as compared to 13.4% of revenues for the six months ended April 30, 1995. The increased SG&A was principally attributable to the aforementioned acquisitions. The decreased SG&A as a percentage of revenues was attributable to continuing implementation of Company efforts to increase operational efficiencies and the ability to spread fixed administrative expenses over a larger revenue base.

Depreciation and amortization increased by $69,652 to $132,470 for the six months ended April 30, 1996, compared to $62,818 for the six months ended April 30, 1995. This increase was attributable to the amortization of intangible assets incurred with the aforementioned acquisitions.

Interest expense increased by $37,597 to $51,089 for the six months ended April 30, 1996, compared to $13,492 for the six months ended April 30, 1995. This increase was attributable to funds required for acquisitions as well as the refinancing of acquired companies working capital debt and term debt to more favorable terms and conditions available under the Company's line of credit facility.

Income tax expense increased by $54,934 to $109,177 for the six months ended April 30, 1996, compared to $54,243 for the six months ended April 30, 1995. This increase was attributable to the higher level of profitability for 1996.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


Results of Operations
 Three Months Ended April 30, 1996 compared to April 30, 1995

Summary. Revenues, gross profit, operating income and net income of the Company for the 1996 period increased $7.5 million (120.0%), 1.3 million (114.1%), $.2 million (77.3%), and $.1 million (39.3%), respectively, compared with 1995. These improvements were primarily due to the acquisitions of Cataract, Inc. (August 30, 1995) and The Consortium (March 11, 1996).

Results of operations for the three months ended April 30, 1996 reflected a net income of $386,736 ($.09 per share) as compared to $277,724 ($.05 per share) for the three months ended April 30, 1995.

Cost of services increased by 6.2 million to $11.3 million or 120.7% for the three months ended April 30, 1996 compared to 5.1 million for the three months ended April 30, 1995. This increase resulted from increased sales in 1996.

Gross profit increased by 1.3 million to 2.4 million, or 114.1% for the three months ended April 30, 1996 compared to 1.2 million for the three months ended April 30, 1995. Gross profit as a percentage of revenues was 17.9% for 1996 and 18.4% for 1995.

Selling, general and administrative expenses (SG&A) increased 1.1 million to 1.9 million or 14.1% of revenues for the three months ended April 30, 1996. The increased SG&A was principally attributable to the aforementioned acquisitions. The increased SG&A as a percentage of revenues (1996-14.1%; 1995-13.8%) was attributable to one time charges incurred in connection with the reverse stock split and the implementation of a shareholder rights plan.

Depreciation and amortization increased by $49,044 to $80,453 for the three months ended April 30, 1996, compared to $31,409 for the three months ended April 30, 1995. This increase was attributable to the amortization of intangible assets incurred with the aforementioned acquisitions.

Interest expense increased by $18,906 to $26,249 for the three months ended April 30, 1996, compared to $7,343 for the three months ended April 30, 1995. This increase was attributable to funds required for acquisitions as well as the refinancing of acquired companies working capital and term debt to more favorable terms and conditions available under the Company's line of credit facility.

Other, net consisted principally of interest income for the three months ended April 30, 1995. Interest income declined to $-0- for the three months ended
April 30, 1996. This decline resulted from the increased working capital requirements necessary to support $12,007,509 of accounts receivable at April 30, 1996.

Income tax expense increased by $21,256 to $48,249 for the three months ended April 30, 1996, compared to $26,993 for the three months ended April 30, 1995. This increase was attributable to the higher level of profitability for 1996.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         Other than as reported in Part I, Item 3 - "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended October 31, 1995, there have been no material developments to any of the matters that require reporting under this Item.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on March 29, 1996.

         The following actions were taken:

              1.) The following  directors were elected to serve on the Board of
                  Directors until the expiration of their respective terms and until their respective successors shall be elected and qualified. Tabulated voting results were as follows:

                  Leon  Kopyt               (Class C)     (For 13,250,328; Withheld 963,386)
                  Stanton Remer             (Class C)     (For 13,283,747; Withheld 929,967)
                  Norman S. Berson          (Class A)     (For 13,282,947; Withheld 930,767)
                  Robert B. Kerr            (Class B)     (For 13,282,847; Withheld 930,867)
                  Woodrow B. Moats, Jr.     (Class B)     (For 13,283,747; Withheld 929,967)

                  Each nominee as a Class A, Class B and Class C director was elected to serve a term expiring at the Company's Annual Meeting in 1997, 1998 and 1999, respectively, or until his successor has been elected and qualified.

              2.) Amendment of the Articles of Incorporation to effect a reverse split of the Company's issued and outstanding common stock on the basis that each five (5) shares then outstanding will be converted into one (1) share.
                      Votes For - 12,519,738;    Votes Against - 1,357,123

              3.) Amendment of the Articles of  Incorporation  to authorize  the
                  Board of Directors to issue up to 5,000,000 shares of preferred stock having such rights, privileges, designations and preferences as may be determined by the Board of Directors.
                      Votes For - 8,368,576;     Votes Against - 1,736,989

              4.) Amendment  of the  Articles  of  Incorporation  to permit  the shareholders to adopt, amend or repeal the Company's Bylaws in the same manner as amendments to the Articles of Incorporation.
                      Votes For - 10,547,395;    Votes Against - 3,020,289

              5.) Approval of Grant Thornton,  LLP as the  independent  auditing firm for the Company for the fiscal year ending October 31, 1996.
                      Votes For - 13,916,486;    Votes Against - 157,344

Item 5.  Other Information
         None.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits


         ( 2 )  Stock Purchase Agreement, dated April 23, 1996, between RCM Technologies, Inc., Sort
                Acquisition Corp., The Consortium of Maryland, Inc. and Peter Kaminsky.

         (11)   Computation of earnings per share.

         (27)   Financial Data Schedule.

         (10.1) Registration Rights Agreement, dated May 2, 1996, between RCM Technologies, Inc. and
                Peter Kaminsky.

         (10.2) Escrow Agreement, dated May 2, 1996, between RCM Technologies, Inc. and Peter Kaminsky and Norman S. Berson, as escrow agent.

         (10.3) Standstill and Shareholders Agreement, dated May 2, 1996, between RCM Technologies, Inc.
                and Peter Kaminsky.

         (10.4) Employment Agreement, dated May 2, 1996, between The Consortium of Maryland, Inc. and
                Peter Kaminsky.

(b)      Reports on Form 8-K

               A report on Form 8-K was filed with the Securities & Exchange Commission on March 20, 1996 relating to the acquisition of The Consortium, pursuant to which The Consortium, through an exchange of all its outstanding shares of stock with the Registrant, became a wholly-owned subsidiary of the Registrant.

               A report on Form 8-K was filed with the Securities & Exchange Commission on March 22, 1996 relating to the Stockholder Rights Plan approved by the Board of Directors on March 14, 1996.

                             RCM TECHNOLOGIES, INC.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                             RCM Technologies, Inc.

                                  (Registrant)



Date:  June 05, 1996              By:/s/ Leon Kopyt
                                     --------------
                                  Leon Kopyt
                  Chairman, President, Chief Executive Officer
                                  and Director


Date:  June 05, 1996               By:/s/ Stanton Remer
                                      -----------------
                                   Stanton Remer
                  Chief Financial Officer, Treasurer, Secretary
                                   and Director