Form 10-Q
period 1996-07-31
RCM TECHNOLOGIES INC
filed 1996-09-04
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996


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
YES   X           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                                          4,873,576
 Common Stock, $.05 par value             Outstanding as of September 4, 1996

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                                                          Page
         Consolidated Balance Sheets as of July 31, 1996 (Unaudited)
         and October 31, 1995 (Audited)                                                                     4

         Unaudited Consolidated Statements of Income for the Nine Month
         Periods Ended July 31, 1996 and 1995                                                               6

         Unaudited Consolidated Statements of Income for the Three Month
         Periods Ended July 31, 1996 and 1995                                                               7

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Nine Month Period Ended July 31, 1996                                               8

         Unaudited Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended July 31, 1996 and 1995                                                         9

         Notes to Unaudited Consolidated Financial Statements                                              11


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                         14


PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                                                                           18

     ITEM 5  - Other Information                                                                           18

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                            18

     SIGNATURES                                                                                            19


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                      ASSETS

                                                                                   July 31,          October 31,
                                                                                     1996              1995
                                                                                  (Unaudited)         (Audited)

Current  assets
     Cash and cash equivalents                                                   $     10,687        $   297,550
     Accounts receivable, net of allowance for doubtful accounts
         of $45,000 in 1996 and $15,000 in 1995                                    11,269,000          5,133,662
     Prepaid expenses and other current assets                                        747,165            671,662
                                                                                      -------            -------

         Total current assets                                                      12,026,862          6,102,874
                                                                                   ----------          ---------



Property and equipment, at cost
     Equipment and leasehold improvements                                           1,610,429          1,208,317
     Less: accumulated depreciation and amortization                                1,121,905            763,966
                                                                                    ---------            -------

                                                                                      488,524            444,351
                                                                                      -------            -------


Other assets
     Deposits                                                                          95,390             43,074
     Intangible assets  (net of accumulated amortization
         of $303,464 and $73,492 in 1996 and 1995,
         respectively)                                                              9,353,370          3,711,256
                                                                                    ---------          ---------

                                                                                    9,448,760          3,754,330
                                                                                    ---------          ---------



         Total assets                                                             $21,964,146        $10,301,555
                                                                                  ===========        ===========










              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED




                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   July 31,          October 31,
                                                                                    1996               1995
                                                                                  (Unaudited)          (Audited)
Current liabilities
     Note payable - bank                                                          $1,960,386           $914,435
     Current maturities of long-term debt                                             47,761            111,945
     Accounts payable and accrued expenses                                           385,704            340,072
     Accrued payroll                                                               2,169,797          1,182,934
     Taxes other than income taxes                                                   461,616            205,494
     Income taxes payable                                                            782,548
                                                                                      -------          --------


          Total current liabilities                                                5,807,812          2,754,880
                                                                                   ---------          ---------


Long term liabilities
     Note payable                                                                                        20,090
     Income taxes payable                                                            670,303
                                                                                     -------
                                                                                     670,303             20,090
                                                                                     -------             ------

Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized;  4,873,576 and
          3,255,024 shares issued in 1996 and
          1995, respectively                                                         243,679            162,751
     Additional paid-in capital                                                   17,221,674         10,916,692
     Treasury stock, at cost 62,800 shares                                       (    62,821)       (    62,821)
     Accumulated deficit                                                         ( 1,916,501)       ( 3,490,037)
                                                                                 -----------         ----------

                                                                                  15,486,031          7,526,585
                                                                                  ----------          ---------



          Total liabilities and shareholders' equity                             $21,964,146        $10,301,555
                                                                                  ==========         ==========







              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           Nine Months Ended July 31,






                                                                                       1996              1995
                                                                                  -----------         ----------


Revenues                                                                          $40,940,265        $17,988,304
                                                                                   ----------         ----------

Operating costs and expenses
     Cost of services                                                              32,877,999         14,788,433
     Selling, general and administrative                                            5,908,044          2,542,051
     Depreciation and amortization                                                    233,586             97,071
                                                                                      -------             ------
                                                                                   39,019,629         17,427,555

Operating income                                                                    1,920,636            560,749
                                                                                    ---------            -------

Other expense (income)
     Interest expense                                                                 107,690             18,811
     Interest income and other                                                         28,620        (   109,670)
                                                                                       ------            -------
                                                                                      136,310        (    90,859)
                                                                                      -------             ------


Income before income taxes                                                          1,784,326            651,608

Income taxes                                                                          210,790             75,153
                                                                                      -------             ------

Net income                                                                         $1,573,536           $576,455
                                                                                    =========            =======


Net income per share                                                                     $.38               $.19
                                                                                          ===                ===

Weighted average number of shares outstanding                                       4,121,307          2,964,473
                                                                                    =========          =========












    The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           Three Months Ended July 31,






                                                                                   1996                1995
                                                                                 --------            --------


Revenues                                                                       $17,378,155          $5,015,376
                                                                                ----------           ---------

Operating costs and expenses
     Cost of services                                                           13,579,924           4,121,280
     Selling, general and administrative                                         2,825,344             800,150
     Depreciation and amortization                                                 101,116              34,253
                                                                                   -------              ------
                                                                                16,506,384           4,955,683
                                                                                ----------           ---------

Operating income                                                                   871,771              59,693
                                                                                   -------              ------

Other expense (income)
     Interest expense                                                               56,601               5,319
     Interest income and other                                                      28,620          (   36,252)
                                                                                    ------              ------
                                                                                    85,221          (   30,933)
                                                                                    ------              ------


Income before income taxes                                                         786,550              90,626

Income taxes                                                                       101,613              20,910
                                                                                   -------              ------

Net income                                                                        $684,937             $69,716
                                                                                   =======              ======


Net income per share                                                                  $.14                $.02
                                                                                       ===                 ===

Weighted average number of shares outstanding                                    4,873,094           2,964,473
                                                                                 =========           =========











              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Nine Months Ended July 31, 1996
                                   (Unaudited)











                                                                 Additional
                                      Common   Stock             Paid-in          Accumulated       Treasury
                                   Shares         Amount         Capital            Deficit           Stock




Balance, October 31, 1995         3,255,024    $   162,751    $10,916,692        ($3,490,037)     ($   62,821)

Exercise of Stock Options             7,600            380          7,933

Issuance of Common Stock
in connection with acquisitions   1,334,327         66,716      5,310,881

Sale of Common Stock                276,625         13,832        986,168

Net Income                                                                         1,573,536

                                  ---------        -------     -----------         ---------          ------

Balance, July 31, 1996            4,873,576     $  243,679    $17,221,674        ($1,916,501)     ($  62,821)
                                ===========    ===========    ===========       ============       ==========














    The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine Months Ended July 31,
                                   (Unaudited)



                                                                                   1996                 1995
                                                                                   ----                 ----
Cash flows from operating activities:

     Net income                                                           $     1,573,536     $       576,455
                                                                                ---------             -------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                            233,586              97,071
         Provision for losses on accounts
           receivable                                                              30,000              15,379
         Changes in assets and liabilities:
           Accounts receivable                                            (       553,542)            795,437
           Prepaid expenses and other
             current assets                                                       182,222       (     259,666)
           Accounts payable and accrued expenses                          (       443,791)             16,894
           Accrued payroll                                                         32,383       (     193,671)
           Billings in excess of costs and
             estimated earnings                                                                 (     148,229)
           Taxes other than income taxes                                           16,807       (      74,796)
           Income taxes payable                                           (       247,054)      (      26,373)
                                                                                  -------              ------

     Total adjustments                                                    (       749,389)            222,046
                                                                                  -------             -------


Net cash provided by operating activities                                         824,147             798,501
                                                                                  -------             -------
















    The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           Nine Months Ended July 31,
                                   (Unaudited)



                                                                                     1996                 1995
                                                                                     ----                 ----

Cash flows from investing activities:
     Increase in Intangible assets                                             ($    631,854)     ($     10,000)
     Property and equipment acquired                                           (      79,158)     (      65,227)
     Increase in deposits                                                      (      30,671)             2,347
     Cash paid for acquisitions,
       net of cash acquired                                                    (     621,500)
                                                                                     -------             ------

     Net cash used in investing activities                                     (   1,363,183)     (      72,880)
                                                                                   ---------             ------

Cash flows from financing activities:
     Sale of common stock                                                          1,000,000
     Exercise of stock options                                                         8,813
     Net repayments under short term debt arrangements                         (     671,866)
     Repayments of long term debt                                              (      84,274)     (      64,094)
                                                                                     -------       ------------

     Net cash provided by (used in) financing activities                             252,173      (      64,094)
                                                                                     -------       ------------

Net increase  (decrease) in cash and cash equivalents                          (     286,863)           661,527

Cash and cash equivalents at beginning of period                                     297,550          2,534,073
                                                                                     -------          ---------

Cash and cash equivalents at July 31,                                          $      10,687       $  3,195,600
                                                                               =============        ===========


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                        $     107,690      $      18,811
       Income taxes                                                            $     524,917      $     129,796













              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




1.   General


     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended October 31, 1995. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the nine months ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2.   Stock Split


     During the second quarter ended April 30, 1996, the Board of Directors, with stockholder approval, amended the Company's Articles of Incorporation to effect a one-for-five reverse split of common stock whereby each five shares of common stock were exchanged for one share of common stock. The amendment had no effect on the number of authorized shares and the par value of the common stock. Where fractional shares resulted from the reverse split, the Company issued such additional fraction of a share as is necessary to increase the fractional share to a full share.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



5.   Acquisitions


     During the nine months ended July 31, 1996, the Company acquired two businesses in the staffing services industry. These acquisitions, which are described below, have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the date of acquisition.

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

     The Merger consideration paid to the former shareholder of Consort MD at the closing consisted of $621,500 cash and 34,327 restricted shares of the Company's common stock valued at $377,597 (based upon the average closing bid price of the Company's common stock for the 20 trading days immediately preceding the closing date). Additional merger consideration will be paid to the former shareholder of Consort MD consisting of additional shares of stock and cash having a value equal to the tangible net worth of the Consort MD as of the Merger date. As of the date of this report, the tangible net worth has not been determined. It is anticipated that this amount will be paid by the end of calendar year 1996. The Company has agreed to file a registration statement by May 1, 1998 permitting the sale of the restricted shares.

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


                                                                                   Nine Months Ended July 31,

                                                                                     1996                1995
                                                                                --------------         ---------

     Revenues                                                                    $ 52,841,000       $ 41,894,000

     Net income                                                                  $  1,891,400       $  1,381,000

     Income per share                                                            $        .39       $        .28


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources

During the nine months ended July 31, 1996, working capital increased $2,871,000. This was due primarily to the increased levels of profitability of the Company and the private placement of common stock for $1,000,000. At July 31, 1996, the Company had outstanding borrowings under its credit facility of $1,960,386 as compared to $914,435 as of October 31, 1995, an increase of $1,045,951. The Company, at July 31, 1996, had $670,303 in long term liabilities and held $10,687 in cash along with $4,736,000 of loan availability on its $10,000,000 line of credit.

During the nine months ended July 31, 1996, operating activities provided $824,147 of cash compared to cash provided by operating activities of $798,501 during the equivalent period in 1995. The increase of $25,646 was primarily attributable to increased levels of profitability, depreciation and amortization which were offset by an increase in accounts receivable and a decrease in accounts payable during that period compared to the nine months ended July 31, 1995.

Cash used for investing activities totaled $1,363,183 for the nine months ended July 31, 1996 compared to $72,880 during the equivalent period in 1995. The increase was primarily attributable to cash payments for acquisitions and related intangible assets.

Cash provided by financing activities was $252,173 for the nine months ended July 31, 1996 compared to a use of cash of $64,094 during the equivalent period in 1995. The increase was attributable to the private placement of common stock for $1,000,000 and the proceeds from short term borrowings.

On May 29, 1996, the Company and its subsidiaries entered into an amended and restated loan agreement with Mellon Bank, N.A. for providing a credit facility in the maximum amount of $10,000,000. The agreement expires on June 30, 1998. The credit facility is collateralized by accounts receivable, contract rights and furniture and fixtures with unlimited guarantees from the Company. The credit facility requires the subsidiaries and the Company to meet certain objectives with respect to financial ratios and earnings. Credit facility advances are to be used to meet cash flow requirements for the subsidiaries as well as operating expenses for the Company. The Company believes its present credit facility will sufficiently support its operations and those of its subsidiaries.

Borrowing under the credit facility is based on 85% of accounts receivable on which not more than ninety days have elapsed since the date of invoicing. The interest rate charged is the prime rate of the bank (effective rate of 8.25% and 8.75% at July 31, 1996 and October 31, 1995, respectively).

The business strategy is to achieve growth both internally through operations and externally through strategic acquisitions. The Company's liquidity and capital resources may be affected in the future as the Company continues to grow through implementation of this strategy which may involve acquisitions facilitated through the use of cash and or debt and equity securities.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


Liquidity and Capital Resources (Continued)

The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company continues to evaluate acquisitions of various businesses which are complementary to its current operations. The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its present obligations incurred in the normal course of business for at the next twelve months.

During the third quarter, the Company received a request for contribution in an unspecified amount from the purchaser of a property in 1977 on which the Company had previously conducted the storage and handling of certain aluminum recovery materials. The purchaser has suggested that based upon an order by the California Regional Water Quality Control Board, the Company's handling and storage of certain materials on the site prior to and after the sale may have contributed to environmental contamination of the ground water on and around the site. Any such contamination was discovered years after the sale.

Based upon the results of a preliminary examination of the matter, which includes an environmental survey of the property conducted prior to the time of the sale, the Company believes that the site in question complied with all environmental rules and regulations at the time of the sale and that any contamination was likely caused by the operation of the purchaser thereafter.

The Company continues to examine this matter. Until full evaluation is completed any possible significance of this matter cannot be determined.

Results of Operations
 Nine Months Ended July 31, 1996 Compared to July 31, 1995

Summary. Revenues, gross profit, operating income and net income of the Company for the 1996 period increased $23 million (128%), $4.9 million (152%), $1.4 million (242.5%), and $1.0 million (173%), respectively, compared with 1995. These improvements were primarily due to revenue growth through acquisitions of Cataract, Inc. (August 30, 1995) and The Consortium (March 11, 1996) and The Consortium of Maryland, Inc. (May 1, 1996).

Corporate level expenses (included with selling, general and administrative expense) relating to salaries and benefits of personnel responsible for corporate activities, including its acquisition program and certain marketing, administrative and reporting responsibilities were 2.6% of revenues in 1996 as compared to 4.7% of revenues in 1995. This was a 44.7% decrease.

Results of operations for the nine months ended July 31, 1996 reflected a net income of $1,573,536 ($.38 per share) as compared to $576,455 ($.19 per share) for the nine months ended July 31, 1995. Net income has been calculated after taking into account the effect of the available net operating loss tax carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share, on a fully taxed basis, for the nine months ended July 31, 1996 and 1995 would have been $.24 and $.12, respectively. The Company at July 31, 1996, had available approximately $1,250,000 of net operating losses to offset future federal taxable income.

Cost of services increased by $18.1 million to $32.9 million or 122.3% for the nine months ended July 31, 1996 compared to $14.8 million for the nine months ended July 31, 1995. This increase resulted from increased sales in 1996.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


Results of Operations (Continued)
 Nine Months Ended July 31, 1996 Compared to July 31, 1995

Gross profit increased by 4.9 million to 8.1 million, or 152% for the nine months ended July 31, 1996 compared to the nine months ended July 31, 1995. Gross profit as a percentage of revenues was 19.7% for 1996 and 17.8% for 1995. The increased gross profit percentages resulted from the valued - added nature of the services rendered.

Selling, general and administrative expenses (SG&A) increased 3.4 million to 5.9 million or 14.4% of revenues for the nine months ended July 31, 1996 as compared to 14.1% of revenues for the nine months ended July 31, 1995. The increased SG&A was principally attributable to the aforementioned acquisitions. The increase in SG&A expenses primarily related to the acquisitions and internal growth of the operating companies post acquisition. The increase in SG&A as percentage of revenues (.3%) resulted from one time charges incurred in connection with the reverse stock split and the implementation of a shareholder rights plan.

Depreciation and amortization increased by $136,515 to $233,586 for the nine months ended July 31, 1996, compared to $97,071 for the nine months ended July 31, 1995. This increase was attributable to the amortization of intangible assets incurred with acquisitions. Intangible assets consisted primarily of goodwill and are being amortized over a forty (40) year life.

Income tax expense increased by $135,637 to $210,790 for the nine months ended July 31, 1996, compared to $75,153 for the nine months ended July 31, 1995. This increase was attributable to the higher level of profitability for 1996.

Interest expense increased by $88,879 to $107,690 for the nine months ended July 31, 1996, compared to $18,811 for the nine months ended July 31, 1995. This increase was attributable to funds required for acquisitions as well as the refinancing of acquired companies working capital debt to more favorable terms and conditions available under the Company's line of credit facility.

Interest income and other consisted principally of interest income for the nine months ended July 31, 1995. Interest income declined to $-0- for the nine months ended July 31, 1996. This decline resulted from the increased working capital requirements necessary to support $11,269,000 of accounts receivable at July 31, 1996.

Results of Operations
 Three Months Ended July 31, 1996 compared to July 31, 1995

Summary. Revenues, gross profit, operating income and net income of the Company for the 1996 period increased $12.4 million (246.5%), $2.9 million (324.8%), $.8 million (1360.4%), and $.6 million (882.5%), respectively, compared with 1995. These improvements were primarily due to revenue growth through acquisitions of Cataract, Inc. (August 30, 1995) and The Consortium (March 11, 1996) and The Consortium of Maryland, Inc. (May 1, 1996).

Corporate level expenses (included with selling, general and administrative expense) relating to salaries and benefits of personnel responsible for corporate activities, including its acquisition program and certain marketing, administrative and reporting responsibilities were 2.1% of revenues in 1996 as compared to 4.8% of revenues in 1995. This was a 57.1% decrease.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


Results of Operations (Continued)
Three Months Ended July 31, 1996 Compared to July 31, 1995

Results of operations for the three months ended July 31, 1996 reflected a net income of $684,937 ($.14 per share) as compared to $69,716 ($.02 per share) for the three months ended July 31, 1995. Net income has been calculated after taking into account the effect of the available net operating loss tax carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share, on a fully taxed basis, for the three months ended July 31, 1996 and 1995 would have been $.09 and $.02, respectively.

Cost of services increased by $9.5 million to $13.6 million or 229.5% for the three months ended July 31, 1996 compared to 4.1 million for the three months ended July 31, 1995. This increase resulted from increased sales in 1996.

Gross profit increased by $2.9 million to $3.8 million, or 324.8% for the three months ended July 31, 1996 compared to $.8 million for the three months ended July 31, 1995. Gross profit as a percentage of revenues was 21.9% for 1996 and 17.8% for 1995. The increased gross profit percentages resulted from the value - added nature of the services rendered.

Selling, general and administrative expenses (SG&A) increased $2.0 million to $2.8 million or 16.3% of revenues for the three months ended July 31, 1996. The increased SG&A was principally attributable to the aforementioned acquisitions. The increased SG&A as a percentage of revenues (1996-16.3%; 1995-16.0%) resulted from the higher marketing and recruiting costs associated with the Information Technology (IT) sector.

Depreciation and amortization increased by $66,863 to $101,116 for the three months ended July 31, 1996, compared to $34,253 for the three months ended July 31, 1995. This increase was attributable to the amortization of intangible assets incurred with acquisitions.

Interest expense increased by $51,282 to $56,601 for the three months ended July 31, 1996, compared to $5,319 for the three months ended July 31, 1995. This increase was attributable to funds required for acquisitions as well as the refinancing of acquired companies working capital and term debt to more favorable terms and conditions available under the Company's line of credit facility.

Interest income and other consisted principally of interest income for the three months ended July 31, 1995. Interest income declined to $-0- for the three months ended July 31, 1996. This decline resulted from the increased working capital requirements necessary to support $11,269,000 of accounts receivable at July 31, 1996.

Income tax expense increased by $80,703 to $101,613 for the three months ended July 31, 1996, compared to $20,910 for the three months ended July 31, 1995. This increase was attributable to the higher level of profitability for 1996.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         Other than as reported in Part I, Item 3 - "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended October 31, 1995, there have been no material developments to any of the matters that require reporting under this Item.


Item 5. Cautionary Statement for Purposes of the "Safe Harbor" of the Private Securities Litigation Reform Act of 1995

     When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the sensitivity of the Company's business to unemployment and general economic conditions associated with the placement of temporary staffing; (ii) the Company's ability to continue to attract, train and retain personnel who possess skills in the areas necessary to meet the staffing requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses, which acquisitions may involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interests costs and the issuance of additional securities; (iv) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to continue acquisitions of businesses through the issuance of its securities and the dilutive effect of such issuances on the Company, and upon the likelihood of conversion of outstanding options, warrants and other convertible securities;
(v) the Company's ability to obtain financing on satisfactory terms and the degree to which the company is leveraged, including the extent to which currently outstanding options, warrants and other convertible securities are exercised; (vi) the reliance of the Company upon the continued service of its executive officers; (vii) the Company's ability to remain competitive in national, regional and local markets in an industry which is highly competitive with limited barriers to entry, including remaining competitive in light of pricing issues which could adversely affect earnings and the operations of the Company; (viii) the Company's ability to retain several of its key clients which account for a significant portion of the Company's revenue, which a loss or a material reduction in the revenue generated from such clients could have a material adverse effect on the Company's business; (ix) the Company's ability to maintain at a minimum its unemployment insurance premiums and workers compensation which it provides for its temporary employees; (x) the risk of claims associated providing temporary staffing services, including discrimination and harassment, violation of wage and hourly requirements, misuse of client proprietary information, misappropriation of funds, other criminal activity or tort and other similar claims; (xi) the Company's ability to store, retrieve, process and manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xii) the Company's ability to remain in compliance with numerous federal and state wage and hour laws and regulations; and (xiii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services.

Item 5. Cautionary Statement for Purposes of the "Safe Harbor" of the Private Securities Litigation Reform Act of 1995 (Continued)

Additional  factors are  described in the  Company's  other  public  reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)       Computation of earnings per share.

              (27)       Financial Data Schedule.

         (b)  Reports on Form 8-K

         None.

                             RCM TECHNOLOGIES, INC.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                                 RCM Technologies, Inc.

                                                                 (Registrant)



Date: September 4, 1996                                           By:/s/ Leon Kopyt
                                                                     --------------
                                                                   Leon Kopyt
                                                                   Chairman, President, Chief Executive Officer
                                                                    and Director


Date: September 4, 1996                                           By:/s/ Stanton Remer
                                                                       -----------------
                                                                   Stanton Remer
                                                                   Chief Financial Officer, Treasurer, Secretary
                                                                    and Director

