Form 10-K
period 1996-10-31
RCM TECHNOLOGIES INC
filed 1997-01-15
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended October 31, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT
                                     OF 1934
            For the transition period from ........... to ...........
                         Commission file number 1-10245

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 7, 1997 was approximately $25,616,637 based upon the closing price of the Common Stock on such date on the NASDAQ SmallCap Market of $9.00. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares of Registrant's Common Stock (par value five cents per share) outstanding as of January 7, 1997: 4,815,676.

Documents Incorporated by Reference

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1996, filed as Exhibit 13 hereto ("1996 Annual Report"), are incorporated by reference herein into Items 5,6,7 and 8 in Part II.

         Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders ("1997 Proxy Statement") are incorporated by reference into Items 10,11,12 and 13 in Part III. If the 1997 Proxy Statement is not filed by February 28, 1997, an amendment to this 1996 Annual Report setting forth this information will be duly filed with the Securities and Exchange Commission.

                                                      PART I


Cautionary Statement for Purposes of the "Safe Harbor" of the Private Securities Litigation Reform Act of 1995
     When used in this Annual Report on Form 10-K and in other public statements by the Company and Company officers, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the sensitivity of the Company's business to unemployment and general economic conditions associated with the placement of temporary staffing; (ii) the Company's ability to continue to attract, train and retain personnel who possess skills in the areas necessary to meet the staffing requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses, which acquisitions may involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interests costs and the issuance of additional securities; (iv) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to continue acquisitions of businesses through the issuance of its securities and the dilutive effect of such issuances on the Company, and upon the likelihood of conversion of outstanding options, warrants and other convertible securities; (v) the Company's ability to obtain financing on satisfactory terms and the degree to which the company is leveraged, including the extent to which currently outstanding options, warrants and other convertible securities are exercised; (vi) the reliance of the Company upon the continued service of its executive officers; (vii) the Company's ability to remain competitive in national, regional and local markets in an industry which is highly competitive with limited barriers to entry, including remaining competitive in light of pricing issues which could adversely affect earnings and the operations of the Company; (viii) the Company's ability to retain several of its key clients which account for a significant portion of the Company's revenue, which a loss or a material reduction in the revenue generated from such clients could have a material adverse effect on the Company's business; (ix) the Company's ability to maintain at a minimum its unemployment insurance premiums and workers compensation which it provides for its temporary employees; (x) the risk of claims associated providing temporary staffing services, including discrimination and harassment, violation of wage and hourly requirements, misuse of client proprietary information, misappropriation of funds, other criminal activity or tort and other similar claims; (xi) the Company's ability to store, retrieve, process and manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xii) the Company's ability to remain in compliance with numerous federal and state wage and hour laws and regulations; and (xiii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


Item 1.  Business

     General

     The Company, through its wholly-owned operating subsidiaries, is a nationwide provider of temporary and contract personnel to businesses, professional and service organizations, manufacturers and public utilities. Through its four primary operating groups, the Company principally focuses its staffing services in the following sectors: Professional Engineering and Technical, Information Technology, Specialty Health Care and General Staff Support Sectors. The Company provides its services to national, regional and local clients through 29 branch offices in 11 states (as of October 31, 1996).

     To respond to fragmentation of the industry and in order to better serve the needs of larger national and regional accounts, since 1994 one of the Company's principal business strategies was to achieve growth through expansion and acquisition. Towards that end, since 1994 the Company has successfully completed the acquisition of five (5) companies (3 of which were acquired during 1996) in the staffing services industry, each with long standing operating histories and well established management infrastructures. In addition, the Company continues to identify and engage in discussions with possible acquisition candidates.

     The acquisitions which occurred in 1996, which are described below (See "Business Strategy"), have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the date of acquisition.

     Business Strategy

     The Company's business strategy relies upon implementation of the following four guidelines:

     o   Growth Through Expansion and Acquisition

     The Company believes that the temporary staffing industry is highly fragmented and experiencing a trend towards consolidation primarily due to the increasing demand by large companies for centralized staffing services. To respond to these developments, the Company has adopted a long-term business strategy to increase its profitability through expansion of its existing operations and acquisitions of businesses that are strategically located or positioned to diversify the Company's customer base and geographical accessibility. The Company continues to carefully identify acquisition candidates that meet specified criteria that management believes will meet certain financial performance goals when integrated into the Company's proven operating model. The Company has recently completed the following acquisitions:

     On March 11, 1996, the Company acquired all of the outstanding shares of The Consortium, a specialty provider of information technology and health care personnel servicing private sector and government clients in the greater metropolitan New York region. During its last fiscal year prior to the acquisition, The Consortium generated revenues of $26 million. The consideration paid to the former shareholders of The Consortium consisted of 1.3 million restricted shares of its common stock, valued at $5,000,000, (based upon the average closing price of the Company's common stock for the 20 trading days immediately preceding the closing date) in exchange for all of the outstanding capital stock of The Consortium. The cost in excess of net assets acquired of $4,940,700 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period. The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission by February 15, 1997, permitting the sale of $600,000 in value of securities during the period April 1997 through March 1998. Thereafter, the remainder of these shares are subject to significant restrictions on resale through March 11, 1999.

     On May 1, 1996, the Company acquired The Consortium of Maryland, Inc. ("Consort MD"), a specialty provider of information technology personnel services to major U.S. Corporations in the greater metropolitan Washington, D.C. region. Consort MD was not related or affiliated with The Consortium. During its last fiscal year, Consort MD generated revenues of approximately $6 million. The acquisition was completed through a merger transaction (the "Merger") pursuant to which Consort MD was merged with and into a newly created subsidiary of the Company, which then concurrently changed its name to "The Consortium of Maryland, Inc." The Merger consideration paid to the former shareholder of Consort MD at the closing consisted of $621,500 cash and 34,327 restricted shares of the Company's common stock valued at $377,597 (based upon the average closing bid price of the Company's common stock for the 20 trading days immediately preceding the closing date). Additional merger consideration will be paid to the former shareholder of Consort MD consisting of additional shares of stock having a value equal to the tangible net worth of Consort MD as of the Merger date, which approximates $250,000. The Company has agreed to file a registration statement with the Securities and Exchange Commission by May 1, 1998 permitting these sale of the restricted shares.

     On September 13, 1996, the Company acquired all the assets and assumed the liabilities of Performance Staffing, Inc. ("PSI"). PSI is a specialty provider of general support staffing services. The consideration paid to the former shareholders of PSI consisted of 2,500 shares of restricted shares of the Company's common stock valued at $21,000. There is contingent consideration of $10,000 which is payable upon the collection of not less than 93% of all of the outstanding accounts receivables billed by PSI prior to acquisition by the Company. During its last fiscal year prior to the acquisition, PSI generated revenues of $2.5 million.

     On January 7, 1997, the Company purchased Programming Alternatives of Minnesota, Inc. ("PAMI"), a privately-held, specialty provider of information technology consultants, particularly those with high demand client-server skills. The purchase price was $4,500,000 plus $1,625,000 of contingent consideration in the form of a three year promissory note payable upon the attainment of certain earnings targets at the end of each twelve month period following the closing, for a period of three years. Any additional consideration paid will be recorded as additional purchase price. Based upon current monthly revenue figures provided by management of PAMI, the revenues for the year ended December 31, 1996 are estimated to be approximately $10 million.

     o   Concentration on Sectors Producing Higher Margins

     The Company's strategy is to focus on the development of higher margin sectors of the business, a departure from the historic origins of the staffing industry in low margin clerical personnel. The Company intends to implement this strategy in several ways. First, the Company has expanded its range of services, in part through acquisitions, to include higher margin specialty services such as information technology, health care services and professional engineering services. The Company intends to continue to develop its capability to provide qualified employees to the information technology sector, one of the fastest growing segments of the temporary staffing industry. Second, the Company has continued its efforts to market temporary staffing services to higher margin accounts. The Company had de-emphasized marketing to accounts where competitive pricing makes margins unacceptable or to accounts where workers' compensation costs adversely affect profitability.

     o   Emphasis upon Service and Value

     The Company focuses on providing service and value to its customers. The Company's staff employees seek to establish and maintain long-term relationships with customers by developing knowledge of customers' businesses, responding promptly to customer orders and monitoring job performance and customer satisfaction. The Company has implemented this strategy by targeting customer accounts where service and quality are perceived to be as important as pricing of services, which allows the Company to be more selective and to provide higher quality staffing while maintaining desired profit margins.

     o   Provide Entrepreneurial Offices with Strong Central Support

     The Company's offices are supported by strong central functions at corporate headquarters that include marketing, recruiting and retention programs, workers' compensation and other insurance services, training, accounts payable, purchasing, credit, collection, system and its software that provides information on customer requirements, available applicants, temporary staffing employees on assignment and other information which facilitates efficient response to customer job orders.

     The Company has established budgets and quality performance standards which are utilized at all offices. A substantial portion of region, area, district and office manager compensation is incentive-based and focused on meeting budgets and quality standards. Managers are also given considerable discretion to respond to specific customer requirements.

     Operation-Service Groupings

     The Company's business is generally conducted through four operating groups. The Professional Engineering & Technical Group provides personnel to perform engineering, design, drafting or other functions either at the site of the client or, less frequently, at its own facilities. This group generated approximately 46%, 55% and 49% of the revenues for the fiscal years ended October 31, 1996, 1995 and 1994, respectively.

     The Information Technology Group ("IT") is a provider of computer related, information technology consulting services. The IT Group generated approximately 19% of the Company's revenues for the fiscal year ended
     October 31, 1996. On an annualized basis the IT Group would have contributed approximately 30% of revenues for the fiscal year ended October 31, 1996.

     The General Staff Support Group, which provides office, clerical and light industrial personnel, provided 29%, 45% and 51% of the revenues for the Company's fiscal years ended October 31, 1996, 1995, and 1994, respectively.

     The Specialty Health Group, which is a full service provider of skilled health care professionals, provided 6% of the revenues for the fiscal year ended October 31, 1996. Prior to 1996, this was not a material segment of the Company's business.

     The Company's revenues, exclusive of fees earned from the permanent placement of personnel, are based upon the number of hours worked by personnel assigned to a client for either a designated or an indefinite term of engagement. The rates per hour differ among the categories of personnel and are affected by the prevailing direct labor rates in the area of assignment. Billings by the Company are usually on a weekly basis, with invoices payable within thirty days of the date of the invoice.

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

     Management believes that there are a sufficient number of engineering, technical, professional and other personnel available to the Company to satisfy the requirements of its principal clients. The number and type of personnel available to the Company are affected by many factors including, general economic conditions, and have fluctuated widely from time to time.

     Overview-The Temporary Staffing Industry

     The temporary staffing industry has grown rapidly in recent years as companies have utilized temporary employees to control personnel costs and to meet specialized or fluctuating personnel needs. Historically, the demand for temporary staffing services has been driven primarily by a need to temporarily replace full-time employees due to illness, vacation or termination. More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs.

     The effective use of temporary staffing employees enables businesses to staff their organizations with a core level of regular employees and augment their work force as needed. By utilizing temporary staffing employees, businesses avoid the management and administrative costs incurred in hiring, training and terminating regular employees. A business pays only for the actual hours worked by temporary staffing employees and may terminate their services upon completion of the assignment without the adverse effects of layoffs. An ancillary benefit, particularly for smaller businesses, is that the usage of temporary staffing employees shifts employment costs and risks (e.g., workers' compensation and unemployment insurance) to the temporary staffing company, which can spread the costs and risks over a larger pool of employees.

     The range of temporary staffing services has expanded substantially since the early days of the industry. Technological advances, as well as changing attitudes towards workforce management, have resulted in a proliferation of new temporary staffing positions in such challenging areas as engineering, health care, information technology and other specialized industry segments. Furthermore, businesses have begun using temporary staffing employees to reduce administrative overhead by outsourcing operations that were formerly core business functions. In particular, information technology staffing services, one of the Company's primary operating groups, has become one of the fastest growing sectors of the temporary staffing industry. Over the last decade, the increased use of technology has led to dramatic rise in demand for technical project support, software development, and other computer-related services.

     The Company believes that the temporary staffing industry is highly fragmented and is currently experiencing a trend toward consolidation primarily due to the increasing demand by large companies for centralized staffing services and the difficulties faced by many smaller staffing companies in today's staffing market. The growth of national and regional accounts resulting from the centralization of staffing decisions by national and larger regional companies has increased the importance of staffing companies being able to offer a wide range of services over a broad geographic area. In addition, many smaller staffing companies are experiencing increased difficulties due to factors such as significant working capital requirements, limited management resources, and an increasingly competitive environment.

     Customers and Marketing

     The Company derives its revenues from a well diversified customer base, including a number of Fortune 500 companies, as well as small to medium sized retail, manufacturing and service businesses and governmental units. During fiscal 1996, the Company had one major customer that accounted for approximately 12.7% of revenues.
      This is comparable to fiscal 1995, when the Company had one customer that accounted for approximately 12.3% of revenues. During fiscal 1996 and 1995, no other customers accounted for over 10% of the Company's revenues.

     The Company has developed a sales and marketing strategy which focuses on both national and local accounts and is implemented through its branch locations. Local accounts are targeted by account managers at the branch offices permitting the Company to capitalize on the local expertise and established relationships of its branch office employees. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients, and advertising in a variety of local and national media. These advertisements appear in the Yellow Pages, newspapers, and trade publications. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships. The Company's national sales and marketing effort is coordinated by management at the corporate level. This enables the Company to develop a consistent, focused strategy to pursue national account opportunities. This strategy allows the Company to capitalize on the desire of national clients to work with a limited number of preferred vendors for their staffing requirements.

     Reliance on Key Personnel

     The Company is highly dependent on its senior management. The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of its President and Chief Executive Officer, Leon Kopyt, and certain other executives, including executives of its acquired subsidiaries. Mr. Kopyt and certain of these officers have entered into employment agreements with the Company. See "Item 11. Executive Compensation - Executive Employment Agreements."

      Competition

     The temporary services industry is fragmented and highly competitive, with limited barriers to entry. Within local markets, smaller firms actively compete with the Company for business, and in most of these markets, no single company has a dominant share of the market. The Company also competes with larger full-service and specialized competitors in national, regional and local markets, which have significantly greater marketing, financial and other resources than the Company. The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide a wide range of staffing services, to service an expansive geographic area, an understanding of clients' specific job requirements, the ability to provide personnel with the appropriate skills in a timely manner, the monitoring of quality of job performance, and the pricing of services. The Company believes its strong emphasis on providing responsive and advanced quality service and improved value to its customers and it's staffing employees are important competitive advantages.

     Employees

     As of October 31, 1996, the Company employed on its permanent staff 165 persons, including licensed professional engineers who, from time to time, participate in engineering and design projects undertaken by the Company. During the twelve months ended October 31, 1996, approximately 550 engineering and technical personnel and 450 Information Technology personnel were employed by the Company to work on client projects for various periods. The Company has also employed approximately 7,000 temporary personnel during the year. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 2.  Properties

     The Company presently operates 29 offices in 11 states including 6 in California, 3 in Michigan, 4 in Connecticut, 2 in New York, 3 in
     Pennsylvania, 1 in South Carolina, 4 in New Jersey, 3 in Kentucky, 1 in Indiana, 1 in Maryland and 1 in Georgia. Each of the offices operates as an independent profit center with each manager having overall responsibility for sales and marketing, recruiting and retention of temporary staffing employees and customer relations. A branch office staff typically consists of the manager and up to four regular staff personnel who market to the Company's customers, process applicants, match customer needs with available temporary staffing employees and monitor staffing employee performance. Where possible, the offices are grouped around a hub office in a key metropolitan center supervised by an area or district manager

     The Company maintains its principal executive offices in Pennsauken, New Jersey. The Company anticipates that it will not experience difficulties in renewing any of its current leases upon their expiration or obtaining different space on comparable terms if such leases cannot be renewed.

Item 3.  Legal Proceedings

     From time to time, disagreements with individual employees and disagreements as to the interpretation, effect or nature of individual agreements arise in the ordinary course of business and may result in legal proceedings being commenced against the Company. The Company is not currently involved in any litigation or proceedings which are material, either individually or in the aggregate, and, to the Company's knowledge, no other legal proceedings of a material nature involving the Company are currently contemplated by any individuals, entities or governmental authorities.

     The principal risks that the Company insures against are workers' compensation, personal injury, property damage, professional malpractice, errors and omissions, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the vote of security holders during the fourth quarter ended October 31, 1996.

                                                      PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information concerning the market and price history of the Company's Common Stock is incorporated herein by reference to the 1996 Annual Report or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


         Item 6.  Selected Financial Data

              Selected financial data for the Company is incorporated herein by reference to the 1996 Annual Report or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     A discussion of the Company's financial condition and results of operations is incorporated herein by reference to the Company's 1996 Annual Report or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 8.  Financial Statements and Supplemental Data

     Financial Statements of the Company for the fiscal year ended October 31, 1996, and specific supplementary financial information are incorporated herein by reference to the 1996 Annual Report or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
           Financial Disclosure
            None.

                                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information with regard to this item is incorporated by reference to the definitive 1997 Proxy Statement under the caption "ELECTION OF DIRECTORS" and "OTHER INFORMATION - Executive Officers of the Registrant," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 11.  Executive Compensation

     Information with regard to this item is incorporated herein by reference to the definitive 1997 Proxy Statement under the caption "ADDITIONAL INFORMATION - Management Compensation," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with regard to this item is incorporated herein by reference to the definitive 1997 Proxy Statement under the caption "PRINCIPAL STOCKHOLDERS," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 13.  Certain Relationships and Related Transactions

Informaiton with regard to this item is incorporated herein by reference to the definitive 1997 Proxy Statement under the caption "ADDITIONAL INFORMATION Certain Transactions," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

                                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. Financial Statement Schedules -- included in the 1997 Annual Report filed as exhibit 13 hereto and incorporated herein by reference in Item 8.
(b)  Reports on Form 8-K

     None

(c)  Exhibits

   (3)(a) Articles of Incorporation, as amended, incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-K dated October 31, 1994, filed with the Commission on January 4, 1995 (Commission File No. 1- 10245).

   (3)(b)     Bylaws, as amended on February 22, 1996.

   (4)(a) Warrant Agreement dated September 1, 1989, with respect to Class C Warrants between the Registrant and American Stock Transfer and Trust Company; incorporated by reference to Exhibit 4 (b) of the Registrant's Form S-1 Registration Statement dated July 25, 1989, as amended August 16, 1989 and May 14, 1990 (Commission File No. 33-30109).

   (4)(b) Rights Agreement dated as of March 14, 1996, between RCM Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent; incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated March 19, 1996.

Item 14.    Exhibits,  Financial Statement Schedules and Reports on Form 8-K -
             (Continued)

*  (10)(a)    Amended and Restated  Loan and Security  Agreement  dated
              August 30,  1995 as amended on  December  19,  1996  between,  the
              Registrant, Intertec Design, Inc., Cataract, Inc., The Consortium and The Consortium of Maryland, Inc. and Mellon Bank, N.A.

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

 * (10)(f)    Amended and restated  Termination Benefits Agreement dated
              November 30, 1996 between the Registrant and Leon Kopyt.

 * (10)(g)    Amended and restated Employment Agreement dated November 30, 1996 between the Registrant, Intertec Design, Inc. and Leon Kopyt.

 * (10)(l)    RCM  Technologies,  Inc. 1996  Executive  Stock Option Plan dated
              August 15, 1996.

 * (10)(m)    Stock  Option  Agreement  dated  November  30, 1996  between the
              Registrant and Leon Kopyt.

   (10)(n) Merger Agreement among RCM Technologies, Inc., CI Acquisition Corp. and Cataract, Inc. dated July 31, 1995; incorporated by reference to Exhibit(c)(1) of the Registrant's Current Report on Form 8-K dated August 30, 1995 ("Cataract 8-K").

     (10)(o) Registration Rights Agreement dated August 30, 1995; incorporated by reference to Exhibit (c)(2) of the Cataract 8-K.

     (10)(p) Voting Trust Agreement dated August 30, 1995; incorporated by reference to Exhibit (c)(3) of the Cataract 8-K.

   (10)(q) Stock Pledge Agreement dated August 30, 1995; incorporated by reference to Exhibit (c)(5) of the Cataract 8-K.

   (10)(r) Stock Purchase Agreement among RCM Technologies, Inc., The Consortium and The Shareholders of The Consortium dated as of March 1, 1996; incorporated by reference to Exhibit (c)(1) of the Registrant's Current Report on Form 8-K dated March 19, 1996 ("Consortium 8-K").

   (10)(s) Registration Rights Agreement dated March 11, 1996; incorporated by reference to Exhibit (c)(2) of the Consortium 8-K.

   (10)(t) Escrow Agreement dated March 11, 1996;incorporated by reference to Exhibit (c)(3) of the Consortium 8-K.

   (10)(u) Standstill and Shareholders Agreement dated March 11, 1996; incorporated by reference to Exhibit (c)(5) of the Consortium 8-K.

   (10)(v) Blaire Employment Agreement dated March 11, 1996; incorporated by reference to Exhibit (c)(6) of the Consortium 8-K.

   (10)(w) Meyers Employment Agreement dated March 11, 1996; incorporated by reference to Exhibit (c)(7) of the Consortium 8-K.

   (10)(x) Subscription Agreement dated January 12, 1996; incorporated by reference to Exhibit (a)(10) of the Registrant's Quarterly Report on form 10-Q for the quarterly period ended January 31, 1996 ("January 10-Q")

   (10)(y) Registration Rights Agreement dated February 5, 1996; incorporated by reference to Exhibit (a)(10.1) of the January 10-Q.

   (10)(z) Merger Agreement among RCM Technologies, Inc., sort Acquisition Corp., the Consortium of Maryland, Inc. and Peter Kaminsky dated April 23, 1996; incorporated by reference to Exhibit (2) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996 ("April 10-Q")

     (10)(aa) Registration Rights Agreement dated May 2, 1996; incorporated by reference to Exhibit (10.1) of the April 10-Q.

     (10)(ab) Escrow Agreement dated May 2, 1996; incorporated by reference to Exhibit (10.2) of the April 10-Q.

     (10)(ac) Standstill  and   Shareholders   Agreement   dated  May  2,  1996;
              incorporated by reference to Exhibit (10.3) of the April 10-Q.

   (10)(ad) Kaminsky Employment Agreement dated May 2, 1996; incorporated by reference to Exhibit (10.4) of the April 10-Q.

   (11)Computation of Earnings Per Share.

   (13)Annual Report to Stockholders for the fiscal year ended October 31, 1996.

   (21)Subsidiaries of the Registrant.

   (23a) Consent of Independent Certified Public Accountants

   (27)Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   RCM Technologies, Inc.
                                                   (Registrant)


Date: January 14, 1997             By:/s/ Leon Kopyt
                                   Leon Kopyt
                                   Chairman, President, Chief Executive Officer
                                   and Director


Date: January 14, 1997             By:/s/ Stanton Remer
                                   Stanton Remer
                                   Chief Financial Officer, Treasurer,
                                   Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: January 14, 1997             By: /s/ Leon Kopyt
                                   Leon Kopyt
                                   Chairman, President, Chief Executive Officer
                                   and Director

Date: January 14, 1997             By: /s/ Barry S. Meyers
                                   Barry S. Meyers
                                   Executive Vice President, Chief Operating
                                   Officer and Director

Date: January 14, 1997             By: /s/ Martin Blaire
                                   Martin Blaire
                                   Executive Vice President and Director

Date: January 14, 1997             By:/s/ Stanton Remer
                                   Stanton Remer
                                   Chief Financial Officer, Treasurer,
                                   Secretary and Director

Date: January 14, 1997             By: /s/ Norman S. Berson
                                   Norman S. Berson Director

Date: January 14, 1997             By: /s/ Robert B. Kerr
                                   Robert B. Kerr
                                   Director

Date: January 14, 1997             By: /s/ Woodrow B. Moats, Jr.
                                   Woodrow B. Moats, Jr.
                                   Director

                                 EXHIBIT INDEX

   (10)(a) Amended and Restated Loan and Security Agreement dated August 30, 1995 as amended on December 19, 1996 between, the Registrant, Intertec Design, Inc., Cataract, Inc., The Consortium and The Consortium of Maryland, Inc. and Mellon Bank, N.A.


   (10)(f) Amended and restated Termination Benefits Agreement dated November 30, 1996 between the Registrant and Leon Kopyt.

   (10)(g) Amended and restated Employment Agreement dated November 30, 1996 between the Registrant, Intertec Design, Inc. and Leon Kopyt.

   (10)(l) RCM Technologies, Inc. 1996 Executive Stock Option Plan dated August 15, 1996.

   (10)(m)  Stock  Option   Agreement   dated  November  30,  1996  between  the
            Registrant and Leon Kopyt.


   (11)     Computation of Earnings Per Share.

   (13)
            Annual Report to Stockholders  for the fiscal year ended October 31,
             1996.

   (21)     Subsidiaries

   (23)(a)  Consent of Independent Certified Public Accountants.

   (27)     Financial Data Schedule