Form 10-Q
period 1997-01-31
RCM TECHNOLOGIES INC
filed 1997-03-17
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997


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
YES   X           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                                       4,815,676
   Common Stock, $.05 par value                Outstanding as of March 14, 1997

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES




PART I - FINANCIAL INFORMATION                                                                         Page


     ITEM 1 - Consolidated Financial Statements

         Consolidated Balance Sheets as of January 31, 1997 (Unaudited)
         and October 31, 1996 (Audited)                                                                   3

         Unaudited Consolidated Statements of Income for the Three Month
         Periods Ended January 31, 1997 and 1996                                                          5

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Three Month Period Ended January 31, 1997                                         6

         Unaudited Consolidated Statements of Cash Flows for the Three
         Month Periods Ended January 31, 1997 and 1996                                                    7

         Notes to Unaudited Consolidated Financial Statements                                             9


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                        11


PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                                                                          16

     ITEM 5 -  Other Information                                                                          16

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                           16

     SIGNATURES                                                                                           17


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 1997 and October 31, 1996



                                                      ASSETS


                                                                                     1997                1996
                                                                                 ------------        -----------
                                                                                 (Unaudited)           (Audited)

Current  assets
     Cash and cash equivalents                                                  $     124,856      $       5,989
     Accounts receivable, net of allowance for doubtful accounts
         of $157,000 and $76,000 in 1997 and 1996, respectively                    14,749,871         13,985,445
     Prepaid expenses and other current assets                                        672,064            404,198
                                                                                      -------            -------

         Total current assets                                                      15,546,791         14,395,632
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           1,975,849          1,644,831
     Less: accumulated depreciation and amortization                                1,199,043          1,142,740
                                                                                    ---------          ---------

                                                                                      776,806            502,091
                                                                                      -------            -------


Other assets
     Deposits                                                                          83,706             88,039
     Intangible assets,  net of accumulated amortization
         of $453,444 and $366,337 in 1997 and 1996, respectively                   13,783,573          9,420,858
                                                                                   ----------          ---------

                                                                                   13,867,279          9,508,897
                                                                                   ----------          ---------



         Total assets                                                           $  30,190,876      $  24,406,620
                                                                                =  ==========      =  ==========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      January 31, 1997 and October 31, 1996



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                     1997               1996
                                                                                  -----------        -----------
                                                                                   (Unaudited)         (Audited)
Current liabilities
     Note payable - bank                                                        $   7,000,000      $   2,746,636
     Accounts payable and accrued expenses                                            882,157            734,791
     Accrued payroll                                                                2,949,932          2,789,725
     Taxes other than income taxes                                                    712,023            432,607
     Income taxes payable                                                           1,083,355            920,439
                                                                                    ---------            -------


          Total current liabilities                                                12,627,467          7,624,198
                                                                                   ----------          ---------


Income taxes payable                                                                  562,312            562,312


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized;
          4,878,476 shares issued in 1997 and 1996                                    243,924            243,924
     Additional paid-in capital                                                    17,161,105         17,161,105
     Treasury stock, at cost 62,800 shares                                      (      62,821)     (      62,821  )
     Accumulated deficit                                                        (     341,111)     (   1,122,098  )
                                                                                      -------          ---------

                                                                                   17,001,097         16,220,110


          Total liabilities and shareholders' equity                            $  30,190,876      $  24,406,620
                                                                                =  ==========      =  ==========


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                                       Three Months Ended
                                                                                           January 31,
                                                                                      1997              1996
                                                                                   -----------------------------
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  21,150,721      $   9,776,507
                                                                                -  ----------      -   ---------

Operating costs and expenses
     Cost of services                                                              16,051,317          7,985,878
     Selling, general and administrative                                            3,625,653          1,144,116
     Depreciation and amortization                                                    118,629             54,970
                                                                                      -------             ------
                                                                                   19,795,599          9,184,964
                                                                                   ----------          ---------

Operating income                                                                    1,355,122            591,543
                                                                                    ---------            -------

Other income (expense)
     Interest expense                                                           (      90,189)     (      24,901  )
     Other, net                                                                         5,388      (       6,030  )
                                                                                        -----              -----
                                                                                (      84,801)     (      30,931  )
                                                                                       ------             ------


Income before income taxes                                                          1,270,321            560,612

Income taxes                                                                          489,334             58,749
                                                                                      -------             ------

Net income (Note 3)                                                             $     780,987      $     501,863
                                                                                =     =======      =     =======


Net income per share                                                                     $.16               $.15
                                                                                         ====               ====


Weighted average number of
     shares outstanding                                                             4,970,620          3,276,627
                                                                                    =========          =========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       Three Months Ended January 31, 1997
                                   (Unaudited)









                                                                     Additional
                                      Common   Stock             Paid-in    Accumulated      Treasury
                                      Shares   Amount            Capital     Deficit          Stock
                                      ------   ------            -------     -------          -----


Balance, October 31, 1996         4,878,476   $ 243,924     $17,161,105     ($1,122,098)   ($   62,821)


Net Income                                                                      780,987
                                                                                -------


Balance, January 31, 1997         4,878,476   $ 243,924     $17,161,105    ($   341,111)    ($  62,821)
                                  =========   =========     ===========     ===========      ==========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                        Three Months Ended
                                                                                          January 31,
                                                                                      1997               1996
                                                                                 -------------       -----------
Cash flows from operating activities:                                             (Unaudited)         (Unaudited)

     Net income                                                                 $     780,987      $     501,863
                                                                                -     -------      -     -------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                                118,629             54,970
         Provision for losses on accounts
           receivable                                                                  81,000
         Changes in assets and liabilities:
         Accounts receivable                                                          278,442              6,031
         Prepaid expenses and other
           current assets                                                       (     246,776)     (      81,856  )
         Accounts payable and accrued expenses                                  (      76,269)     (     190,834  )
         Accrued payroll                                                        (     215,376)     (     245,606  )
         Taxes other than income taxes                                                227,921            283,621
         Income taxes payable                                                         162,914             58,749
                                                                                      -------             ------

     Total adjustments                                                                330,485      (     114,925  )
                                                                                      -------            -------


Net cash provided by operating activities                                           1,111,472            386,938
                                                                                    ---------            -------



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                       Three Months Ended
                                                                                           January 31,
                                                                                       1997            1996
                                                                               ---------------      -----------
                                                                                 (Unaudited)           (Unaudited)
Cash flows from investing activities:
     Cash paid for acquisitions,
       net of cash acquired                                                     ($  5,012,394)     $
     Increase in intangible assets                                              (     137,272)     (       5,065  )
     Property and equipment acquired                                            (      80,546)     (      29,049  )
     (Increase) decrease in deposits                                                    4,333      (       4,422  )
                                                                                        -----              -----

     Net cash used in investing activities                                      (   5,225,879)     (      38,536  )
                                                                                    ---------             ------

Cash flows from financing activities:
     Exercise of stock options                                                                               438
     Net borrowings (repayments) under short term debt arrangements                 4,253,364      (     489,796     )
     Repayments of long term debt                                               (      20,090)     (      28,890  )
                                                                                       ------             ------


     Net cash provided by (used in) financing activities                            4,233,274      (     518,248  )
                                                                                    ---------            -------

Net increase (decrease) in cash and cash equivalents                                  118,867      (     169,846  )

Cash and cash equivalents at beginning of period                                        5,989            297,550
                                                                                        -----            -------

Cash and cash equivalents at January 31,                                        $     124,856      $     127,704
                                                                                =     =======      =     =======


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $      90,189      $      24,901
       Income taxes                                                             $     197,438      $



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended October 31, 1996. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Acquisition

     On January 7, 1997, the Company acquired Programming Alternatives of Minnesota, Inc. ("PAMI"), a Minneapolis, Minnesota-based specialty provider of information technology personnel, particularly those with high demand client-server skills. The acquisition was completed effective as of November 4, 1996 through a stock purchase transaction (the "Purchase") pursuant to which PAMI became a wholly-owned subsidiary of the Company.

     The Purchase consideration paid to the former shareholders of PAMI consisted of $4,500,000 cash and a $1,625,000 three year promissory note payable contingent upon PAMI achieving certain base levels of operating income for each twelve month period following the Purchase, for a period of three years. An additional earn-out payment may be made to the former shareholders at the end of the third anniversary of the Purchase to the extent that operating income exceeds these base levels. The acquisition has been accounted for under the purchase method of accounting. The cost in excess of net assets acquired of $4,483,331 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

     The following unaudited results of operations have been prepared assuming the acquisition had occurred at November 1, 1995. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisition been consummated at November 1, 1995.

                                                                                       Three Months Ended
                                                                                           January 31,
                                                                                              1996
                                                                                              ----

          Revenues                                                                        $   19,072,000

          Income before income taxes                                                      $    1,244,000

          Net income                                                                      $      746,000

          Income per common share                                                                   $.16


3.   Income Taxes

     The net income for the three months ended January 31, 1996, has been calculated after taking into account the effect of the then available net operating loss tax carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share, on a fully taxed basis, for the three months ended January 31, 1996 would have been $.10 per share.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.   Stock Options

     On August 15, 1996, the Board of Directors approved the RCM Technologies, Inc. 1996 Executive Stock Plan ("1996 Plan") which authorizes the issuance not later than August 15, 2006 of up to 1,250,000 (effective January 15,
     1997) shares of Common Stock to officers and key employees of the Company and its subsidiaries. Effective November 21, 1996, the Chief Executive Officer, Mr. Kopyt, was granted 500,000 options pursuant to the 1996 Plan, of which 375,000 options were not exercisable as of January 31, 1997.

     Transactions  related to all stock  options  during the three  months ended
January 31, 1997 are as follows:

     Outstanding options, beginning of period.........................................    214,400
     Granted..........................................................................    500,000
     Forfeited........................................................................
     Exercised........................................................................
     Outstanding options, end of period...............................................    714,400
                                                                                          =======

     Exercisable options .............................................................    266,300
                                                                                          =======

     Option grant price per share.....................................................      $1.09
                                                                                         to $8.13


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Private Securities Litigation Reform Act Safe Harbor Statement

When used in or incorporated by reference into this Report, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors are set forth in the Company's Annual Report on Form 10-K for the year ended October 31, 1996, under the heading "Business-Risk Factors."


Overview

The Company provides contract and temporary personnel in the information technology, professional engineering and technical, specialty healthcare and general support sectors of the staffing industry to a diversified base of national, regional and local customers. The Company's business and strategy have changed dramatically since its inception in 1971. Through 1981, the Company's business focused on the development of environmental technologies and the operation of related environmental businesses. In 1981, the Company diversified its operations through the acquisition of Intertec Design, Inc., a staffing company that provided technical, clerical and light industrial personnel. Under current management in 1992, the Company chose to discontinue its environmental business and from 1992 through 1994 repositioned its core staffing business to improve profitability and to take advantage of consolidating market dynamics.

Significant revenue growth was experienced beginning in fiscal 1995 as the Company implemented a growth strategy that resulted in the acquisition of six businesses in the staffing industry. This resulted in an increase in the Company's gross margins and net income as the mix of the Company's business shifted towards the higher margin information technology and specialty healthcare sectors and as the Company elected to discontinue providing certain lower margin general support services. General support services, which from fiscal 1992 to 1994 accounted for approximately 51% of the Company's revenues, decreased as a percentage of the Company's revenues to 20.5% during the three months ended January 31, 1997. Corresponding increases were experienced in the Company's newly acquired information technology and specialty healthcare groups, accounting for 40.4% and 5.5%, respectively, of the Company's revenues during the three months ended January 31, 1997.

The Company realizes revenues from the placement of contract and temporary staffing personnel. These services are normally provided to the customer on a time and material basis at fixed hourly rates that are established for each of the Company's staffing personnel, based upon their skill level, experience and type of work performed. Billable hourly rates range from an average of approximately $55 - $75 within the information technology group, $30 - $60 in the professional engineering group, $35 - $65 within the specialty healthcare group and $8 - $15 in the Company's general support group. Approximately 90% of the Company's revenues are currently realized on the basis of agreed upon hourly billing rates. In some instances, billing rates can be adjusted based upon increases in workmen's compensation, taxes and other agreed upon costs. A small percentage of the Company's business is presently derived from fixed-bid projects. In view of the diversification of the Company's service offerings, and by drawing upon the skills developed within the Company's engineering and technical group, management intends to develop project management skills within its information technology and other groups and believes that an additional percentage of its business may be derived in the future from larger-scale consulting projects.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview - (Continued)

Approximately 40% of the Company's services are provided under contract. The remainder are provided under purchase orders. Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation of the nature and scope of the assignment is necessary. Contracts, although they normally relate to longer-term and more complex engagements, generally do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 - 90 days notice. The average length of engagement varies from three months to one year within the information technology and engineering sectors, three months to six months within the specialty healthcare sector and one week to three weeks within the general support sector. Approximately 70% of the Company's services are billed to customers on a weekly basis. The remainder are billed on a bi-weekly and monthly basis based upon the type of project and arrangement with the customer. Revenues are recognized when the services are provided.

Costs of services consist primarily of salaries and compensation related expenses for billable staffing personnel, including payroll taxes, employee benefits, worker's compensation and other insurance. Principally all of the billable personnel are treated by the Company as employees, although 5% of information technology personnel are treated as independent contractors. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for operating activities, including certain administrative, marketing and reporting responsibilities, including legal, accounting and corporate office overhead. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates principally to the goodwill resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill estimated at $14.0 million which is being amortized over a 40 year period currently resulting in amortization expense aggregating approximately $350,000 annually.

The Company's net income for each of the three fiscal years in period ended October 31, 1996, has been determined after giving effect to the utilization of a net operating loss carryforward. This effectively reduced to a minimal amount federal tax accruals during those periods and subjected the Company to composite tax rates of between 9.9% and 16.1%, principally as a result of state income taxes. During and through fiscal 1996, the Company had utilized principally all of its net operating loss carryforward and, accordingly, expects that for the foreseeable future its net income will be subject to taxation at full federal and state rates of approximately 40.5%.


Liquidity and Capital Resources

The Company has historically funded its capital requirements with cash generated from operations and advances under its Revolving Credit Facility. In addition, during fiscal 1996, the Company secured $1 million through a private placement of its Common Stock. The Company typically maintains minimal cash balances, and at January 31, 1997, had approximately $125,000 in cash.

During the three months ended January 31, 1997, operating activities provided $1.1 million of cash compared to $.4 million during the comparable period in fiscal 1996. The increase of $.7 million was primarily attributable to increased levels of profitability along with an increase in depreciation and amortization during the comparable period in fiscal 1996.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Cash used in investing activities was $5.2 million for the three months ended January 31, 1997. In January 1997, the Company purchased PAMI for $4,490,000 in cash and a three year contingent promissory note. In addition, the acquisition of PAMI required the use of $660,000 in working capital funds. During fiscal 1996, the Company purchased three staffing companies which required $1.0 million of cash as part of the purchase price. During fiscal 1995, the Company purchased two staffing companies which required $2.3 million in cash as part of the purchase price. The Company financed the cash portion of the acquisitions with internal funds and bank borrowings. These acquisitions collectively resulted in goodwill estimated at $14.0 million which is being amortized at approximately $350,000 per year.

Net cash provided by financing activities was $4.2 million and $2.8 million for the three months ended January 31, 1997. Cash was primarily provided under the Company's Revolving Credit Facility.

On December 19, 1996, the Company and its subsidiaries entered into an amended and restated loan agreement with Mellon Bank, N.A. for providing a credit facility of up to $20,000,000 (the "Revolving Credit Facility") which expires on June 30, 1999. The Revolving Credit Facility is collateralized by accounts receivable, contract rights and furniture and fixtures together with unlimited guarantees from the Company. The Revolving Credit Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants with respect to net income, effective net worth, working capital, senior indebtedness to effective net worth ratios, capital expenditures, current assets to current liabilities ratios, consolidated working capital and consolidated tangible net worth. At October 31, 1996, and January 31, 1997, the Company and its subsidiaries were in compliance with all financial covenants contained within the Revolving Credit Facility.

Advances under the Revolving Credit Facility are to be used to meet cash flow requirements for the subsidiaries as well as operating expenses for the Company. Borrowing under the Revolving Credit Facility is based on 85% of accounts receivable on which not more than ninety days have elapsed since the date of invoicing. The interest rate charged by the bank, under the amended and restated agreement is based on the London Interbank Offered Rate ("LIBOR") plus 2.25%.

The Company anticipates that its primary uses of capital in future periods will be for acquisitions and the funding of increases in accounts receivables. The Company believes that the net proceeds from this Offering and borrowings under the Revolving Credit Facility and any net cash flow from operations will be sufficient to meet the Company's capital needs for at least the next twelve months.


For several years prior to 1977, the Company operated a facility located in Fontana, California (the "Facility") at which it processed certain materials to recover aluminum. The property on which the Facility was located (the "Property") was owned by Robert Sackett, a principal shareholder and chief executive officer of the Company at that time. In 1977, the Company sold certain assets of the Facility to a company (the "Purchaser") that continued the processing operations until 1982. As part of the 1977 transaction, the Purchaser granted a license to the Company to store an existing aluminum oxide stockpile (the "Stockpile") at the Facility, and the Purchaser had the right to purchase from the Company material from the Stockpile. Mr. Sackett sold the Property to the Purchaser in 1985. In 1986 and 1994, the California Regional Water Quality Control Board ("California WQCB") issued Cleanup and Abatement Orders ("Orders") to the Purchaser, Mr. Sackett and the Company alleging the degradation of, and requiring its investigation and mitigation of, groundwater quality due to discharges from materials stored at the Facility, including the Stockpile. Although the Company did not respond to the Orders, the Purchaser has advised the Company that, through January 1994, it incurred costs of approximately $5.6 million principally to remove the Stockpile from the Facility and, in addition to any costs, if any, incurred since January 1994, it may incur additional costs of approximately $1.0 million to settle all liability in this matter to the California WQCB.

The Company has received from the Purchaser a request for contribution in an unspecified amount to recover a portion of its costs. In this regard, the Purchaser has threatened the Company with litigation under both the Federal Superfund law and California law. Based upon the Company's evaluation of this matter, which included a review of an environmental study performed for the
Company before the 1977 transaction and studies performed for the Purchaser after the 1977 transaction, the Company believes that, among other things: the Facility was in material compliance with all applicable environmental laws, regulations and other requirements prior to and at the time of the 1977 transaction; any violations of applicable environmental laws, regulations or other requirements at the Facility after the 1977 transaction, including any relating to the Stockpile, were caused by or the responsibility of the Purchaser and others; the contaminants alleged to have been released from the Facility and impacted groundwater likely do not support a Federal Superfund claim; and some of the actions taken and costs incurred by the Purchaser in response to the Orders may not have been necessary or required to comply with the Orders. There can be no assurance that the Company will not incur material expense in connection with any claims brought by the Purchaser or the California WQCB or that the Company will not ultimately be found responsible for certain of the costs incurred by the Purchaser in an amount that may be material to the Company. Management intends to vigorously defend any such claims.
                                       13

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Results of Operations

Three Months Ended January 31, 1997, Compared to Three Months Ended January 31, 1996


                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                    1997                1996
                                                                                -------------      -------------

Revenues                                                                        $  21,150,721      $   9,776,507
Cost of services                                                                $  16,051,317      $   7,985,878
Selling, general and administrative                                             $   3,625,653      $   1,144,116
Depreciation and amortization                                                   $     118,629      $      54,970
Operating income                                                                $   1,355,122      $     591,543
Interest expense                                                                $      90,189      $      24,901
Income before income taxes                                                      $   1,270,321      $     560,612
Income taxes                                                                    $     489,334      $      58,749
Net income                                                                      $     780,987      $     501,863
Earnings per share                                                                       $.16               $.15


Revenues. Revenues increased 116.0%, or $11.0 million, for the three months ended January 31, 1997, as compared to the comparable prior year period. Of this increase, approximately 95.0% was attributable to revenue growth through acquisitions that occurred after the first quarter of fiscal 1996 and approximately 11.0% from internal growth. These increases were offset by a 6.0% discontinuation of business with unacceptable margins and workers' compensation rates.


Cost of Services. Cost of services increased 101.0% , or $8.1 million, for the three months ended January 31, 1997 as compared to the equivalent prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 75.9% for the three months ended January 31, 1997, from 81.7% for the comparable prior year period. This decline was primarily attributable to a greater percentage of the Company's revenues being derived from specialty staffing services.


Selling, General and Administrative. Selling, general and administrative expenses increased 217.0%, or $2.5 million, for the three months ended January 31, 1997, as compared to the comparable prior year period. This increase resulted from the change in the mix of the business during the three months ended January 31, 1997, which required higher marketing, sales, recruiting and administrative expenses than the comparable prior year period. Selling, general and administrative expenses as a percentage of revenues increased to 17.1% for the three months ended January 31, 1997, from 11.7% in the comparable prior year period, primarily attributable to the sharp increase in the percentage of revenues derived within the information technology sector from the comparable prior year period. Selling, general and administrative expenses as a percentage of revenues will not likely continue to increase at the same rate as the percentage of revenues within the information technology sector and are not expected to increase at the same rate as in the comparable prior year period. Corporate overhead expenses as a percentage of revenues decreased from 3.4% for the three months ended January 31, 1997, to 2.1% for the comparable prior year period, as these costs were spread over a larger revenue base.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended January 31, 1997, Compared to Three Months Ended January 31, 1996 - (Continued)

Depreciation and Amortization. Depreciation and amortization increased 116.0%, or $63,700, for the three months ended January 31, 1997, as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred after the first quarter of fiscal 1996.

Other Income (Expense). Other income (expense) consists primarily of interest expense which increased 262.0%, or $65,300, for the three months ended January 31, 1997, as compared to the comparable prior year period. This increase was due to the increased borrowings necessary to provide the funds required for certain of the Company's acquisitions as well as to refinance the working capital debt of some of the acquired companies.

Income Tax. Income tax expense increased 733.0%, or $430,000 for the three months ended January 31, 1997, as compared to the comparable prior year period. This increase was due to an increase in the effective tax rate from 10.5% to 38.5% and increased levels of net income. The increase in the effective tax rate was primarily due to the utilization of principally all of the remaining net operating loss carryforward which offset net income in prior periods.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         Other than as reported in Part I, Item 3 - "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended October 31, 1996, there have been no material developments to any of the matters that require reporting under this Item.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)       Computation of earnings per share.

              (27)       Financial Data Schedule.

         (b)  Reports on Form 8-K

               1. Rcm Technologies, Inc. current report of Form 8-K and filed and filed January 21, 1997.
                                       16

                             RCM TECHNOLOGIES, INC.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   RCM Technologies, Inc.

                                  (Registrant)



Date:  March 14, 1997              By:/s/ Leon Kopyt
                                      --------------
                                      Leon Kopyt
                                      Chairman, President, Chief Executive
                                      Officer and Director


Date:  March 14, 1997              By:/s/ Stanton Remer
                                      -----------------
                                       Stanton Remer
                                       Chief Financial Officer, Treasurer,
                                       Secretary and Director

                                   EXHIBIT 11

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                  Three Months Ended January 31, 1997 and 1996





                                                                              1997                    1996
                                                                           ------------          -----------

Primary earnings

     Net income applicable to common stock                             $     780,987           $     501,863
                                                                       =     =======           =     =======


    Shares
     Weighted average number of shares
       outstanding                                                         4,815,676               3,192,624
     Common stock equivalents                                                146,865                  73,000
                                                                             -------                  ------

     Total                                                                 4,962,541               3,265,624
                                                                           =========               =========


Primary earnings per common share                                      $         .16           $         .15
                                                                       =         ===           =         ===


Fully diluted earnings
     Net income applicable to common stock                             $     780,987           $     501,863
                                                                       =     =======           =     =======


    Shares
     Weighted average number of shares
       outstanding                                                         4,815,676               3,192,624
     Common stock equivalents                                                154,944                  84,003
                                                                             -------                  ------

     Total                                                                 4,970,620               3,276,627
                                                                           =========               =========


Fully diluted earnings per common share                                $         .16           $         .15
                                                                       =         ===           =         ===