Form 10-Q
period 1997-04-30
RCM TECHNOLOGIES INC
filed 1997-06-13
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30 , 1997


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
YES   X           NO


Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date.


            CLASS                                          7,691,676
 Common Stock, $.05 par value                   Outstanding as of June 13, 1997

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                         Page
         Consolidated Balance Sheets as of April 30, 1997 (Unaudited)
         and October 31, 1996 (Audited)                                     3

         Unaudited Consolidated Statements of Income for the Six Month
         Periods Ended April 30, 1997 and 1996                              5

         Unaudited Consolidated Statements of Income for the Three Month
         Periods Ended April 30, 1997 and 1996                              6

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Six Month Period Ended April 30, 1997               7

         Unaudited Consolidated Statements of Cash Flows for the Six
         Month Periods Ended April 30, 1997 and 1996                        8

         Notes to Unaudited Consolidated Financial Statements              10


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12


PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                                           18

     ITEM 4  - Submission of Matters to a Vote of Security Holders         18

     ITEM 5  - Other Information                                           18

     ITEM 6 -  Exhibits and Reports on Form 8-K                            19

     SIGNATURES                                                            20

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 1997 and October 31, 1996



                                                      ASSETS


                                                                                    1997                  1996
                                                                                ------------           ---------
                                                                                 (Unaudited)           (Audited)

Current  assets
     Cash and cash equivalents                                                  $      34,974      $       5,989
     Accounts receivable, net of allowance for doubtful accounts
         of $196,000 in 1997 and $76,000 in 1996                                   18,900,804         13,985,445
     Prepaid expenses and other current assets                                        540,857            404,198
                                                                                      -------            -------

         Total current assets                                                      19,476,635         14,395,632
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           2,119,582          1,644,831
     Less: accumulated depreciation and amortization                                1,229,678          1,142,740
                                                                                    ---------          ---------

                                                                                      889,904            502,091
                                                                                      -------            -------


Other assets
     Deposits                                                                          84,907             88,039
     Intangible assets  (net of accumulated amortization
         of $568,335 and $366,337 in 1997 and 1996,
         respectively)                                                             14,297,347          9,420,858
                                                                                   ----------          ---------

                                                                                   14,382,254          9,508,897
                                                                                   ----------          ---------



         Total assets                                                           $  34,748,793      $  24,406,620
                                                                                =  ==========      =  ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       April 30, 1997 and October 31, 1996



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    1997               1996
                                                                                    ----               ----
                                                                                  (Unaudited)         (Audited)
Current liabilities
     Note payable - bank                                                        $   9,990,520      $   2,746,636
     Accounts payable and accrued expenses                                            634,088            734,791
     Accrued payroll                                                                3,106,620          2,789,725
     Taxes other than income taxes                                                  1,152,803            432,607
     Income taxes payable                                                           1,603,720            920,439
                                                                                    ---------            -------


          Total current liabilities                                                16,487,751          7,624,198
                                                                                   ----------          ---------


Income taxes payable                                                                  341,518            562,312


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized;  4,816,676 and
          4,878,476 shares issued in 1997 and
          1996, respectively                                                          240,834            243,924
     Additional paid-in capital                                                    17,102,468         17,161,105
     Treasury stock, at cost 62,800 shares                                                         (      62,821  )
     Retained earnings (accumulated deficit)                                          576,222      (   1,122,098  )
                                                                                      -------          ---------

                                                                                   17,919,524         16,220,110
                                                                                   ----------         ----------



          Total liabilities and shareholders' equity                            $  34,748,793      $  24,406,620
                                                                                =  ==========      =  ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                                   Six Months Ended April 30,
                                                                                      1997            1996
                                                                                      ----            ----
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  48,530,700      $  23,562,110

Cost of services                                                                   37,185,185         19,298,075
                                                                                   ----------         ----------

Gross profit                                                                       11,345,515          4,264,035
                                                                                   ----------          ---------

Operating costs and expenses
     Selling, general and administrative                                            7,943,838          3,082,700
     Depreciation and amortization                                                    238,081            132,470
                                                                                      -------            -------
                                                                                    8,181,919          3,215,170
                                                                                    ---------          ---------

Operating income                                                                    3,163,596          1,048,865

Interest expense                                                                      262,667             51,089
                                                                                      -------             ------


Income before income taxes                                                          2,900,929            997,776

Income taxes                                                                        1,202,609            109,177
                                                                                    ---------            -------

Net income                                                                      $   1,698,320      $     888,599
                                                                                =   =========      =     =======


Net earnings per share                                                                   $.34               $.24
                                                                                         ====               ====




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                                  Three Months Ended April 30,
                                                                                     1997               1996
                                                                                     ----               ----
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  27,379,979      $  13,785,626

Cost of services                                                                   21,133,868         11,312,200
                                                                                   ----------         ----------

Gross profit                                                                        6,246,111          2,473,426
                                                                                    ---------          ---------

Operating costs and expenses
     Selling, general and administrative                                            4,323,573          1,931,739
     Depreciation and amortization                                                    119,452             80,453
                                                                                      -------             ------
                                                                                    4,443,025          2,012,192
                                                                                    ---------          ---------

Operating income                                                                    1,803,086            461,234

Interest expense                                                                      172,478             26,249
                                                                                      -------             ------


Income before income taxes                                                          1,630,608            434,985

Income taxes                                                                          713,275             48,249
                                                                                      -------             ------

Net income                                                                      $     917,333      $     386,736
                                                                                =     =======      =     =======


Net earnings per share                                                                   $.18               $.09
                                                                                         ====               ====




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended April 30, 1997
                                   (Unaudited)










                                                                              Retained
                                                             Additional       Earnings
                                      Common   Stock         Paid-in          (Accumulated      Treasury
                                   Shares         Amount     Capital            Deficit)        Stock




Balance, October 31, 1996         4,878,476    $  243,924    $17,161,105    ($1,122,098)    ($   62,821)

Exercise of Stock Options             1,000            50          1,044

Retirement of Treasury Stock    (    62,800) (      3,140)   (    59,681)                        62,821

Net Income                                                                    1,698,320
                                                                              ---------



Balance, April 30, 1997           4,816,676     $  240,834    $17,102,468  $    576,222     $
                                  =========     ==========    ===========  ============     =




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                   Six Months Ended April 30,
                                                                                     1997               1996
                                                                                     ----               ----
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:

     Net income                                                                 $   1,698,320      $     888,599
                                                                                -   ---------      -     -------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                                238,081            132,470
         Provision for losses on accounts
           receivable                                                                 120,000             20,000
         Changes in assets and liabilities:
           Accounts receivable                                                  (   3,911,491)     (   1,222,227  )
           Prepaid expenses and other
             current assets                                                     (     115,569)           178,503
           Accounts payable and accrued expenses                                (     303,457)     (     192,456  )
           Accrued payroll                                                      (      58,687)     (       9,283  )
           Taxes other than income taxes                                              668,701            268,855
           Income taxes payable                                                       462,486      (     431,314  )
                                                                                      -------            -------

     Total adjustments                                                          (   2,899,936)     (   1,255,452  )
                                                                                    ---------          ---------


Net cash used in operating activities                                           (   1,201,616)     (     366,853  )
                                                                                    ---------            -------




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                     Six Months Ended April 30,
                                                                                      1997               1996
                                                                                      ----               ----
                                                                                  (Unaudited)        (Unaudited)
Cash flows from investing activities:
     Increase in intangible assets                                              ($    198,890)     ($    587,337  )
     Property and equipment acquired                                            (     224,279)     (      46,835  )
     Decrease (Increase) in deposits                                                    3,132      (      30,546  )
     Cash paid for acquisitions,
       net of cash acquired                                                     (   5,594,339)     (     621,500  )
                                                                                    ---------            -------

     Net cash used in investing activities                                      (   6,014,376)     (   1,286,218  )
                                                                                    ---------          ---------

Cash flows from financing activities:
     Sale of common stock                                                                              1,000,000
     Exercise of stock options                                                          1,094              4,813
     Net borrowings under short term debt arrangements                              7,243,883            460,966
     Repayments of long term debt                                                                  (      40,180  )
                                                                                                          ------

     Net cash provided by financing activities                                      7,244,977          1,425,599
                                                                                    ---------          ---------

Net increase (decrease) in cash and cash equivalents                                   28,985      (     227,472  )

Cash and cash equivalents at beginning of period                                        5,989            297,550
                                                                                        -----            -------

Cash and cash equivalents at April 30,                                          $      34,974      $      70,078
                                                                                =      ======      =      ======


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $     262,667      $      51,089
       Income taxes                                                             $     740,122      $     135,000
       Acquisitions
         Fair value of assets acquired                                          $   6,223,325      $   1,720,498
         Liabilities assumed                                                          628,986          1,098,998
                                                                                      -------          ---------

         Cash paid, net of cash acquired                                        $   5,594,339      $     621,500
                                                                                =   =========      =     =======


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1996. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the six months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Sale of Common Stock

     On June 13, 1997, the Company completed a public offering of 2,875,000 shares of Common Stock, of which, 2,698,187 shares were offerred and sold by the Company and 176,813 shares were offered by certain selling stockholders. The public offering was was undertaken pursuant to the terms of a Registration Statment on Form S-1 originally filed with the Securities and Exchange Commission on March 21, 1997 and a final Prospectus dated June 10, 1997. The net proceeds to the Company after estimated offering costs was approximately $23,486,882. The Company did not receive any of the proceeds from the sale of the shares by by the selling stockholders.

3.   Acquisition

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

The Purchase consideration paid to the former shareholders of PAMI consisted of $4,500,000 cash and a $1,625,000 three year promissory note payable contingent upon PAMI achieving certain base levels of operating income for each twelve month period following the Purchase during the term of the note. An additional earn-out payment may be made to the former shareholders of PAMI at the end of the third anniversary of the Purchase to the extent that operating income during this period exceeds these base levels. The acquisition has been accounted for under the purchase method of accounting. The cost in excess of net assets acquired of $4,483,331 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

     On  April 1,  1997,  the  Company  acquired  certain  operating  assets  of
     Programming Resources ("PRU") for $600,000 cash plus $300,000 of consideration in the form of a three year promissory note payable upon attaining certain earnings targets within the three-year period. The Company also agreed to pay additional consideration to the shareholders of PRU in the event that during the three-year period the performance of PRU exceeds the established earnings targets. PRU generated revenues of approximately $2.4 million during its fiscal year ended December 31, 1996. Through this transaction, the Company acquired one branch office which provides information technology staffing services. The cost in excess of net assets acquired of $582,000 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

     The following unaudited results of operations have been prepared assuming that all acquisitions which have occurred since November 1, 1995 had occurred at the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.   Acquisition - (Continued)

                                                      Six Months Ended                   Three Months Ended
                                                          April 30,                          April 30,
                                                     1997             1996              1997             1996
                                               ---------------- ----------------  ---------------- ----------

       Revenues                                $  49,521,000    $  40,639,000     $  27,776,000    $  20,972,000

       Net income                              $   1,741,000    $   1,143,000     $     934,000    $     615,000

       Earnings per common share                        $.35             $.24              $.19             $.13

4.   Income Taxes

     The net income for the six and three months ended April 30, 1996, has been calculated after taking into account the effect of the then available net operating loss tax carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share, on a fully taxed basis, for the six and three months ended April 30, 1996 would have been $.16 and $.06 per share, respectively.

5.   Stock Options

     On August 15, 1996, the Board of Directors approved the RCM Technologies, Inc. 1996 Executive Stock Plan ("1996 Plan") which authorizes the issuance not later than August 15, 2006 of up to 1,250,000 (effective January 15,
     1997) shares of Common Stock to officers and key employees of the Company and its subsidiaries. Effective November 21, 1996, the Chief Executive Officer, Mr. Kopyt, was granted 500,000 options pursuant to the 1996 Plan, of which 250,000 options were not exercisable as of April 30, 1997.

     Transactions related to all stock options during the six months ended April
30, 1997 are as follows:

     Outstanding options, beginning of period.........................................    214,400
     Granted..........................................................................    500,000
     Forfeited........................................................................(     4,400)
     Exercised........................................................................(     1,000)
                                                                                       ----------
     Outstanding options, end of period...............................................    709,000
                                                                                          =======


     Exercisable options .............................................................    459,000
                                                                                          =======

     Option grant price per share.....................................................      $1.25

                                                                                         to $8.13

6.   Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding during the periods presented. For the six months ended April 30, 1997 and 1996, the weighted average number of shares outstanding was 4,962,129 and 3,776,035, respectively. For the three months ended April 30, 1997 and 1996, the weighted average number of shares outstanding was 4,962,420 and 4,193,281, respectively.

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

Significant revenue growth was experienced beginning in fiscal 1995 as the Company implemented a growth strategy that resulted in the acquisition of six businesses in the staffing industry. This resulted in an increase in the Company's gross margins and net income as the mix of the Company's business shifted towards the higher margin information technology and specialty healthcare sectors and as the Company elected to discontinue providing certain lower margin general support services. General support services, which from fiscal 1992 to 1994 accounted for approximately 51% of the Company's revenues, decreased as a percentage of the Company's revenues to approximately 20% during the six months ended April 30, 1997. Corresponding increases were experienced in the Company's newly acquired information technology and specialty healthcare groups, accounting for approximately 41% and 6%, respectively, of the Company's revenues during the six months ended April 30, 1997.

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

Costs of services consist primarily of salaries and compensation related expenses for billable staffing personnel, including payroll taxes, employee benefits, worker's compensation and other insurance. Principally all of the billable personnel are treated by the Company as employees, although approximately 5% of information technology personnel are treated as independent contractors. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for operating activities, including certain administrative, marketing and reporting responsibilities, including legal, accounting and corporate office overhead. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates principally to the goodwill resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill estimated at $14.6 million which is being amortized over a 40 year period currently resulting in amortization expense aggregating approximately $365,000 annually.

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


Liquidity and Capital Resources

The Company has historically funded its capital requirements with cash generated from operations and advances under its outstanding credit facility. In addition, during fiscal 1996, the Company secured $1 million through a private placement of its Common Stock. The Company typically maintains minimal cash balances, and at April 30, 1997, had approximately $35,000 in cash.

During the six months ended April 30, 1997, operating activities used $1.2 million of cash compared to $.4 million during the comparable period in fiscal 1996. The increased use of cash used in operating activities of $.8 million was primarily attributable to an increase in accounts receivable of $3.9 million for October 31, 1996. The increase was partially offset by increased levels of profitability along with an increase in depreciation and amortization during the comparable period in fiscal 1996.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Cash used in investing activities was $6.0 million for the six months ended April 30, 1997. In January 1997, the Company purchased PAMI for $4.5 million in cash and a three year contingent promissory note. In addition, the acquisition of PAMI required the use of $660,000 in working capital funds. In April 1997, the Company acquired PRU for $600,000 in cash and a three year contingent promissory note. During fiscal 1996, the Company purchased three staffing companies which required $1.0 million of cash as part of the purchase price. During fiscal 1995, the Company purchased two staffing companies which required $2.3 million in cash as part of the purchase price. The Company financed the cash portion of the acquisitions with internal funds and bank borrowings. These acquisitions collectively resulted in goodwill estimated at $14.6 million which is being amortized at approximately $365,000 per year.

Net cash provided by financing activities was $7.2 million and $1.4 million for the six months ended April 30, 1997. Cash was primarily provided under the Company's Revolving Credit Facility during the six months ended April 30, 1997.

On December 19, 1996, the Company and its subsidiaries entered into an amended and restated loan agreement with Mellon Bank, N.A. providing for a credit facility of up to $20,000,000 (the "Revolving Credit Facility") which expires on June 30, 1999. The Revolving Credit Facility is collateralized by accounts receivable, contract rights and furniture and fixtures together with unlimited guarantees from the Company. The Revolving Credit Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants with respect to net income, effective net worth, working capital, senior indebtedness to effective net worth ratios, capital expenditures, current assets to current liabilities ratios, consolidated working capital and consolidated tangible net worth. At October 31, 1996, and April 30, 1997, the Company and its subsidiaries were in compliance with all financial covenants contained within the Revolving Credit Facility.

Advances under the Revolving Credit Facility are to be used to meet cash flow requirements for the subsidiaries as well as operating expenses for the Company. Borrowing under the Revolving Credit Facility is based on 85% of accounts receivable on which not more than ninety days have elapsed since the date of invoicing. The interest rate charged by the bank, under the revoling credit facility is based on the London Interbank Offered Rate ("LIBOR") plus 2.25%.

The Company anticipates that its primary uses of capital in future periods will be for acquisitions and the funding of increases in accounts receivables. The Company believes that the net proceeds from its recent public offerring of Common Stock on June 13, 1997, (See Note 2) and borrowings under the Revolving Credit Facility and any net cash flow from operations will be sufficient to meet the Company's capital needs for at least the next twelve months.

Prior to 1977, the Company operated a facility located in Fontana, California (the "Facility") at which it processed certain materials to recover aluminum. The property on which the Facility was located (the "Property") was owned by a former shareholder and officer ("Former Officer") of the Company. In 1977, the Company sold certain assets (the "1977 Transaction") utilized in its operation to a company (the "Purchaser") that continued processing similar materials at the Facility until 1982. As part of the 1977 Transaction, the Company was permitted to store on the Property an existing stockpile of aluminum oxide materials (the "Stockpile") which was available for consumption in the Purchaser's operations. From 1977 to 1980, the Purchaser utilized a significant amount of material from the Stockpile in its operations. Material generated by the Purchaser's operations were also added to the Stockpile. The Purchaser acquired the Property in 1985 from the Former Officer.

Purportedly in response to an order from a state environmental agency (which, along with a subsequent order, is referred to herein as the "Order") relating to potential ground water degradation, the Purchaser performed a number of actions, including, in 1992, disposal of the then existing Stockpile at an approximate cost of $5.6 million. The Purchaser has sought

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

contribution from the Company for its proportionate share of the disposal costs, as well as anticipated maintenance costs of approximately $700,000, on common law grounds and pursuant to certain federal and state environmental laws. Based upon, among other things, an analysis of environmental studies performed before and after the 1977 Transaction as well as a review of the compliance records of the state environmental agency, the Company has concluded that: (i) the Facility was in material compliance with all applicable federal and state environmental laws at the time of the 1977 Transaction; (ii) the Purchaser was cited for numerous violations of applicable environmental laws after the 1977 Transaction, thus, any violations of laws after 1977, including any consequent remediation and disposal obligations, were likely the responsibility of the Purchaser; (iii) neither the costs incurred by the Purchaser, nor the events leading up to the incurrence of these costs, appear to support a claim under federal environmental laws; (iv) certain actions taken and costs incurred by the Purchaser may not have been necessary or required to comply with the Order; (v) liability, if any, would only apply to the minority percentage of the Stockpile attributable to the Company's operations; and (vi) the Purchaser's contribution claims for costs incurred in 1992 and earlier in response to the Order may be barred under the statute of limitations relating to the state law claims.

The Company believes it has meritorious defenses to the Purchaser's claims and, in management's opinion, the Company's exposure under the claims is not likely to have a materially adverse impact on the Company's overall financial condition. There can be no assurance, however, that the Company will not incur material expenses and costs in connection with the defense and resolution of any claims brought by the Purchaser or that the Company will not ultimately be responsible for certain of the costs incurred by the Purchaser, which may include pre- and post-judgment interest, in an amount that may be material to the Company. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability, if at all, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company's overall financial condition, could adversely affect the Company's results of operations in the period recorded. Management intends to vigorously oppose any such claims.


Results of Operations - Six Months Ended April 30, 1997, Compared to Six Months Ended April 30, 1996

                                                                                   Six Months Ended April 30,
                                                                                    1997              1996
                                                                                    ----              ----

Revenues                                                                        $  48,530,700      $  23,562,110
Cost of services                                                                $  37,185,185      $  19,298,075
Gross profit                                                                    $  11,345,515      $   4,264,035
Selling, general and administrative                                             $   7,943,838      $   3,082,700
Depreciation and amortization                                                   $     238,081      $     132,470
Operating income                                                                $   3,163,596      $   1,048,865
Interest expense                                                                $     262,667      $      51,089
Income before income taxes                                                      $   2,900,929      $     997,776
Income taxes                                                                    $   1,202,609      $     109,177
Net income                                                                      $   1,698,320      $     888,599
Earnings per share                                                                       $.34               $.24

Revenues. Revenues increased 106.0%, or $25.0 million, for the six months ended April 30, 1997, as compared to the comparable prior year period. Of this increase, approximately $17.1 million was attributable to revenue growth through acquisitions that occurred after the first quarter of fiscal 1996 and approximately $7.9 million was from internal growth. Internal growth was experienced in the information technology and healthcare sectors and was offset by discontinued business in the general support sector due to unacceptable margins and workers' compensation rates.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended April 30, 1997,
     Compared to Six Months Ended April 30, 1996 - (Continued)

COST OF SERVICES. Cost of services increased 92.7% , or $17.9 million, for the six months ended April 30, 1997 as compared to the equivalent prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 76.6% for the six months ended April 30, 1997, from 81.9% for the comparable prior year period. This decline was primarily attributable to a greater percentage of the Company's revenues being derived from specialty staffing services.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 157.7%, or $4.9 million, for the six months ended April 30, 1997, as compared to the comparable prior year period. This increase resulted from the change in the mix of the business during the six months ended April 30, 1997, which required higher marketing, sales, recruiting and administrative expenses than the comparable prior year period. Selling, general and administrative expenses as a percentage of revenues increased to 16.4% for the six months ended April 30, 1997, from 13.1% in the comparable prior year period, primarily attributable to the increased sales, recruiting and administrative expenses necessary to support the Company's continued growth within the information technology sector.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 79.7%, or $105,600, for the six months ended April 30, 1997, as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred after the first quarter of fiscal 1996.

INTEREST EXPENSE. Interest expense increased 414.1%, or $212,000, for the six months ended April 30, 1997, as compared to the comparable prior year period. This increase was due to the increased borrowings necessary to provide the funds required for certain of the Company's acquisitions as well as to refinance the working capital debt of some of the acquired companies.

INCOME TAX. Income tax expense increased 1002.0%, or $1,093,000 for the six months ended April 30, 1997, as compared to the comparable prior year period. This increase was due to an increase in the effective tax rate from 10.9% to 41.5% and increased levels of net income. The increase in the effective tax rate was primarily due to the utilization of principally all of the remaining net operating loss carryforward which offset net income in prior periods.


Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

                                                                                   Three Months Ended April 30,
                                                                                    1997              1996
Revenues                                                                        $  27,379,979      $  13,785,626
Cost of services                                                                $  21,133,868      $  11,312,200
Gross profit                                                                    $   6,246,111      $   2,473,426
Selling, general and administrative                                             $   4,323,573      $   1,931,739
Depreciation and amortization                                                   $     119,452      $      80,453
Operating income                                                                $   1,803,086      $     461,234
Interest expense                                                                $     172,478      $      26,249
Income before income taxes                                                      $   1,630,608      $     434,985
Income taxes                                                                    $     713,275      $      48,249
Net income                                                                      $     917,333      $     386,736
Earnings per share                                                                       $.18               $.09

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended April 30, 1997
     Compared to Three Months Ended April 30, 1996 - (Continued)

Revenues. Revenues increased 98.6%, or $13.6 million, for the three months ended April 30, 1997, as compared to the comparable prior year period. Of this increase, approximately $7.2 million was attributable to revenue growth through acquisitions that occurred after the first quarter of fiscal 1996 and approximately $6.4 million was from internal growth. Internal growth was experienced in the information technology and healthcare sectors and was offset by discontinued business in the general support sector due to unacceptable margins and workers' compensation rates.

Cost of Services. Cost of services increased 86.8% , or $9.8 million, for the three months ended April 30, 1997 as compared to the equivalent prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 77.2% for the three months ended April 30, 1997, from 82.1% for the comparable prior year period. This decline was primarily attributable to a greater percentage of the Company's revenues being derived from specialty staffing services.

Selling, General and Administrative. Selling, general and administrative expenses increased 123.8%, or $2.4 million, for the three months ended April 30, 1997, as compared to the comparable prior year period. This increase resulted from the change in the mix of the business during the three months ended April 30, 1997, which required higher marketing, sales, recruiting and administrative expenses than the comparable prior year period. Selling, general and administrative expenses as a percentage of revenues increased to 15.8% for the three months ended April 30, 1997, from 14.0% in the comparable prior year period, primarily attributable to the increased sales, recruiting and administrative expenses necessary to support the Company's continued growth within the information technology sector.

Depreciation and Amortization. Depreciation and amortization increased 48.5%, or $38,999, for the three months ended April 30, 1997, as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred after the first quarter of fiscal 1996.

Interest Expense. Interest expense increased 557.0%, or $146,200, for the three months ended April 30, 1997, as compared to the comparable prior year period. This increase was due to the increased borrowings necessary to provide the funds required for certain of the Company's acquisitions as well as to refinance the working capital debt of some of the acquired companies.

Income Tax. Income tax expense increased 1378.3%, or $665,000 for the three months ended April 30, 1997, as compared to the comparable prior year period. This increase was due to an increase in the effective tax rate from 11.1% to 43.7% and increased levels of net income. The increase in the effective tax rate was primarily due to the utilization of principally all of the remaining net operating loss carryforward which offset net income in prior periods.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings. The Company has been named in orders relating to the storgae of certain materials at aformer Company facility located in Fontana, California. For additional information with regard to this matter, see Management's Discussion and Analysis.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 25, 1997.

         The following actions were taken:

              1.) The following  directors were elected to serve on the Board of
                  Directors until the expiration of their  respective  terms and
                  until  their  respective   successors  shall  be  elected  and
                  qualified. Tabulated voting results were as follows:

                  Norman S. Berson          (Class A)     (For 4,460,959;  Withheld 17,855)
                  Barry S. Meyers           (Class A)     (For 4,461,499;  Withheld 17,315)

                  Each nominee as a Class A director was elected to serve a term expiring at the Company's Annual Meeting in 2000, or until his successor has been elected and qualified.

              2.) Approval of Grant Thornton,  LLP as the  independent  auditing firm for the Company for the fiscal year ending October 31, 1997.
                      Votes For - 4,359,318;              Votes Against - 18,340

Item 5.  Other Information
         None.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (2)        Stock Purchase Agreement, dated March 31, 1997, between RCM Technologies, Inc.,
                         Programming Resources Unlimited, Inc. and Hamson/Ginn, Inc.

              (3)        Amended and Restated Bylaws, Dated June 6, 1997

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




                                  RCM Technologies, Inc.

                                  (Registrant)



Date:  June 13, 1997               By:/s/ Leon Kopyt
                                   --------------
                                   Leon Kopyt
                                   Chairman, President, Chief Executive Officer
                                   and Director


Date:  June 13, 1997               By:/s/ Stanton Remer
                                   -----------------
                                   Stanton Remer
                                   Chief Financial Officer, Treasurer, Secretary
                                   and Director

                                   EXHIBIT 11

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                    Six Months Ended April 30, 1997 and 1996






                                                                              Six Months Ended April 30,
                                                                                 1997                1996
                                                                                 ----                ----

Fully diluted earnings
     Net income applicable to common stock                                 $   1,698,320       $     888,599
                                                                           =   =========       =     =======


    Shares
     Weighted average number of shares
       outstanding                                                             4,815,947           3,708,221
     Common stock equivalents                                                    146,182              67,814
                                                                                 -------              ------

     Total                                                                     4,962,129           3,776,035
                                                                               =========           =========


Fully diluted earnings per common share                                             $.34                $.24
                                                                                    ====                ====


Primary earnings

     Net income applicable to common stock                                 $   1,698,320       $     888,599
                                                                           =   =========       =     =======


Shares
     Weighted average number of shares
     outstanding                                                               4,815,947           3,708,221
     Common stock equivalents                                                     94,871              67,814
                                                                                  ------              ------

     Total                                                                     4,910,818           3,776,035
                                                                               =========           =========


Primary earnings per common share                                                   $.35                $.24
                                                                                    ====                ====
