Form 10-Q
period 1997-07-31
RCM TECHNOLOGIES INC
filed 1997-08-26
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31 , 1997


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
YES   X           NO


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.


            CLASS                                          7,535,801
Common Stock, $.05 par value                 Outstanding as of August 26, 1997

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                                                          Page
         Consolidated Balance Sheets as of July 31, 1997 (Unaudited)
         and October 31, 1996 (Audited)                                                                      3

         Unaudited Consolidated Statements of Income for the Nine Month
         Periods Ended July 31, 1997 and 1996                                                                5

         Unaudited Consolidated Statements of Income for the Three Month                                     6
         Periods Ended July 31, 1997 and 1996

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Nine Month Period Ended July 31, 1997                                                7

         Unaudited Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended July 31, 1997 and 1996                                                          8

         Notes to Unaudited Consolidated Financial Statements                                               10


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                          13


PART II - OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                                                                            19

     ITEM 5  -  Other Information                                                                           19

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                             20

     SIGNATURES                                                                                             21

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 1997 and October 31, 1996



                                                      ASSETS


                                                                                      1997                1996
                                                                                  -----------          ---------
                                                                                 (Unaudited)           (Audited)

Current  assets
     Cash and cash equivalents                                                  $  14,833,368      $       5,989
     Accounts receivable, net of allowance for doubtful accounts
         of $300,748 and $76,000 in 1997 and 1996, respectively                    19,252,653         13,985,445
     Prepaid expenses and other current assets                                        725,139            404,198
                                                                                      -------            -------

         Total current assets                                                      34,811,160         14,395,632
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           2,275,298          1,644,831
     Less: accumulated depreciation and amortization                                1,267,695          1,142,740
                                                                                    ---------          ---------

                                                                                    1,007,603            502,091
                                                                                    ---------            -------


Other assets
     Deposits                                                                         111,431             88,039
     Intangible assets  (net of accumulated amortization
         of $660,044 and $366,337 in 1997 and 1996,
         respectively)                                                             14,221,176          9,420,858
                                                                                   ----------          ---------

                                                                                   14,332,607          9,508,897
                                                                                   ----------          ---------



         Total assets                                                           $  50,151,370      $  24,406,620
                                                                                =  ==========      =  ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       July 31, 1997 and October 31, 1996



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    1997               1996
                                                                                  (Unaudited)         (Audited)
Current liabilities
     Note payable - bank                                                        $   2,000,000      $   2,746,636
     Accounts payable and accrued expenses                                            575,768            734,791
     Accrued payroll                                                                3,419,518          2,789,725
     Taxes other than income taxes                                                    730,662            432,607
     Income taxes payable                                                             696,766            920,439
                                                                                      -------            -------


          Total current liabilities                                                 7,422,714          7,624,198
                                                                                    ---------          ---------


Income taxes payable                                                                  314,475            562,312


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized;  7,514,863 and
          4,878,476 shares issued in 1997 and
          1996, respectively                                                          375,743            243,924
     Additional paid-in capital                                                    40,256,286         17,161,105
     Treasury stock, at cost 62,800 shares                                                         (      62,821  )
     Retained earnings (accumulated deficit)                                        1,782,152      (   1,122,098  )
                                                                                    ---------          ---------

                                                                                   42,414,181         16,220,110



          Total liabilities and shareholders' equity                            $  50,151,370      $  24,406,620
                                                                                =  ==========      =  ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                                     Nine Months Ended July 31,
                                                                                      1997            1996
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  76,540,067      $  40,940,265

Cost of services                                                                   58,275,612         32,877,999
                                                                                   ----------         ----------

Gross profit                                                                       18,264,455          8,062,266
                                                                                   ----------          ---------

Operating costs and expenses
     Selling, general and administrative                                           12,616,194          5,936,644
     Depreciation and amortization                                                    368,503            233,586
                                                                                      -------            -------
                                                                                   12,984,697          6,170,250
                                                                                   ----------          ---------

Operating income                                                                    5,279,758          1,892,016

Interest expense, net of interest income                                              282,444            107,690
                                                                                      -------            -------


Income before income taxes                                                          4,997,314          1,784,326

Income taxes                                                                        2,093,066            210,790
                                                                                    ---------            -------

Net income                                                                      $   2,904,248      $   1,573,536
                                                                                =   =========      =   =========


Net earnings per share                                                                   $.53               $.38
                                                                                         ====               ====



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                                   Three Months Ended July 31,
                                                                                   1997               1996
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  28,009,367      $  17,378,155

Cost of services                                                                   21,090,427         13,579,924
                                                                                   ----------         ----------

Gross profit                                                                        6,918,940          3,798,231
                                                                                    ---------          ---------

Operating costs and expenses
     Selling, general and administrative                                            4,672,356          2,853,964
     Depreciation and amortization                                                    130,422            101,116
                                                                                      -------            -------
                                                                                    4,802,778          2,955,080
                                                                                    ---------          ---------

Operating income                                                                    2,116,162            843,151

Interest expense, net of interest income                                               19,777             56,601
                                                                                       ------             ------


Income before income taxes                                                          2,096,385            786,550

Income taxes                                                                          890,457            101,613
                                                                                      -------            -------

Net income                                                                      $   1,205,928      $     684,937
                                                                                =   =========      =     =======


Net earnings per share                                                                   $.19               $.14
                                                                                         ====               ====



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Nine Months Ended July 31, 1997
                                   (Unaudited)










                                                                                   Retained
                                                                 Additional        Earnings
                                      Common   Stock             Paid-in          (Accumulated    Treasury
                                   Shares         Amount         Capital           Deficit)        Stock




Balance, October 31, 1996         4,878,476    $  243,924    $17,161,105    ($1,122,098)    ($   62,821)

Exercise of Stock Options             1,000            50          1,044

Sale of Common Stock              2,698,187       134,909     23,153,818

Retirement of Treasury Stock    (    62,800) (      3,140)(       59,681)                        62,821

Net Income                                                                    2,904,248



Balance, July 31, 1997            7,514,863    $  375,743    $40,256,286     $1,782,150      $
                                  =========    ==========    ===========     ==========      =




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                    Nine Months Ended July 31,
                                                                                   1997               1996
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:

     Net income                                                                 $   2,904,249      $   1,573,536
                                                                                -   ---------      -   ---------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                                368,503            233,586
         Provision for losses on accounts
           receivable                                                                 224,748             30,000
         Changes in assets and liabilities:
           Accounts receivable                                                  (   4,368,088)     (     553,542  )
           Prepaid expenses and other
             current assets                                                     (     299,850)           182,222
           Accounts payable and accrued expenses                                (     358,058)     (     443,791  )
           Accrued payroll                                                            254,210             32,383
           Taxes other than income taxes                                              246,560             16,807
           Income taxes payable                                                 (     471,510)     (     247,054  )
                                                                                      -------            -------

     Total adjustments                                                          (   4,403,485)     (     749,389  )
                                                                                    ---------            -------


Net cash provided by (used in) operating activities                             (   1,499,236)           824,147
                                                                                    ---------            -------




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                     Nine Months Ended July 31,
                                                                                      1997               1996
                                                                                  (Unaudited)        (Unaudited)
Cash flows from investing activities:
     Increase in intangible assets                                              ($    218,844)     ($    631,854  )
     Property and equipment acquired                                            (     379,996)     (      79,158  )
     Increase in deposits                                                       (      23,392)     (      30,671  )
     Cash paid for acquisitions,
       net of cash acquired                                                     (   5,594,339)     (     621,500  )
                                                                                    ---------            -------

     Net cash used in investing activities                                      (   6,216,571)     (   1,363,183  )
                                                                                    ---------          ---------

Cash flows from financing activities:
     Sale of common stock                                                          23,288,728          1,000,000
     Exercise of stock options                                                          1,094              8,813
     Net repayments under short term debt arrangements                          (     746,636)     (     671,866  )
     Repayments of long term debt                                                                  (      84,274  )
                                                                                                          ------

     Net cash provided by financing activities                                     22,543,186            252,173
                                                                                   ----------            -------

Net increase (decrease) in cash and cash equivalents                               14,827,379      (     286,863  )

Cash and cash equivalents at beginning of period                                        5,989            297,550
                                                                                        -----            -------

Cash and cash equivalents at July 31,                                           $  14,833,368      $      10,687
                                                                                =  ==========      =      ======


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $     393,931      $     107,690
       Income taxes                                                             $   2,489,576      $     524,917
       Acquisitions:
         Fair value of assets acquired                                          $   6,223,325      $   1,720,498
         Liabilities assumed                                                          628,986          1,098,998
                                                                                      -------          ---------

         Cash paid, net of cash acquired                                        $   5,594,339      $     621,500
                                                                                =   =========      =     =======


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1996. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the nine months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Sale of Common Stock

     On June 13, 1997, the Company completed a public offering of 2,875,000 shares of Common Stock, of which, 2,698,187 shares were offered and sold by the Company and 176,813 shares were offered by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on March 21, 1997 and a final Prospectus dated June 10, 1997. The net proceeds to the Company after offering costs was $23,288,728. The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders.

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

     The Purchase consideration paid to the former shareholders of PAMI consisted of $4,500,000 cash and a $1,625,000 three year promissory note payable contingent upon PAMI achieving certain base levels of operating income for each twelve month period following the Purchase during the term of the note. An additional earn-out payment may be made to the former shareholders of PAMI at the end of the third anniversary of the Purchase to the extent that operating income during this period exceeds these base levels. The Purchase has been accounted for under the purchase method of accounting. The cost in excess of net assets acquired of $4,483,331 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

     On April 1, 1997, the Company acquired certain operating assets of Programming Resources Unlimited ("PRU") for $600,000 cash plus $300,000 of consideration in the form of a three year promissory note payable upon attaining certain earnings targets within the three-year period. The Company also agreed to pay additional consideration to the shareholders of PRU in the event that during the three-year period the performance of PRU exceeds the established earnings targets. PRU generated revenues of approximately $2.4 million during its fiscal year ended December 31, 1996. Through this transaction, the Company acquired one branch office which provides information technology staffing services. The cost in excess of net assets acquired of $582,000 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

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

                                                       Nine Months Ended                Three Months Ended
                                                         July 31,                           July 31,
                                                     1997             1996              1997             1996
                                               ---------------- ----------------  ---------------- ----------

       Revenues                                $  77,530,000    $  62,606,000     $  28,009,367    $  21,968,000

       Net income                              $   2,947,000    $   1,786,000     $   1,206,000    $     643,000

       Earnings per common share                        $.53             $.37              $.19             $.13

     Proforma net income and earnings per common share are presented on a fully taxed basis for all periods presented.

4.   Income Taxes

     The net income for the nine and three months ended July 31, 1996, has been calculated after taking into account the effect of the then available net operating loss tax carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share, on a fully taxed basis, for the nine and three months ended July 31, 1996 would have been $.25 and $.09 per share, respectively.

5.   Stock Options

     On August 15, 1996, the Board of Directors approved the RCM Technologies, Inc. 1996 Executive Stock Plan ("1996 Plan"). The 1996 Plan, as subsequently amended on January 15, 1997, authorizes the issuance not later than August 15, 2006 of up to 1,250,000 shares of Common Stock to officers and key employees of the Company and its subsidiaries. Effective November 21, 1996, the Chief Executive Officer, Mr. Kopyt, was granted 500,000 options pursuant to the 1996 Plan.

     Transactions related to all stock options during the nine months ended July
31, 1997 are as follows:

     Outstanding options, beginning of period.......................................      214,400
     Granted........................................................................      810,000
     Forfeited......................................................................(       5,200)
     Exercised......................................................................(       1,000)
                                                                                     ------------
     Outstanding options, end of period.............................................    1,018,200
                                                                                        =========

     Exercisable options ...........................................................      714,400
                                                                                       ==========

     Option grant price per share...................................................        $1.25
                                                                                       to $10.125



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.   Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding during the periods presented. For the nine months ended July 31, 1997 and 1996, the weighted average number of shares outstanding was 5,522,945 and 4,121,307, respectively. For the three months ended July 31, 1997 and 1996, the weighted average number of shares outstanding was 6,486,100 and 4,873,094, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, but is effective for financial statements for both interim and annual periods ending after December 15, 1997. Therefore, reported earnings per share for the quarters ended July 31, 1997 and 1996 have been determined using the principles prescribed by Opinion No. 15. If the Standards prescribed by Statement 128 were applied for these quarterly periods, there would be no difference in the reported per share amounts.

7.   Interest Expense

     Interest expense for the nine months ended July 31, 1997 and 1996 was $393,931 and $107,690, respectively.

     Interest expense for the three months ended July 31, 1997 and 1996 was $131,264 and $56,601, respectively.

8.   Reclassification

     Certain items in the 1996 Statement of Income have been reclassified to conform to 1997 financial statement presentation.

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

Significant revenue growth was experienced beginning in fiscal 1995 as the Company implemented a growth strategy that resulted in the acquisition of six businesses in the staffing industry. This resulted in an increase in the Company's gross margins and net income as the mix of the Company's business shifted towards the higher margin information technology and specialty healthcare sectors and as the Company elected to discontinue providing certain lower margin general support services. General support services, which from fiscal 1992 to 1994 accounted for approximately 51% of the Company's revenues, decreased as a percentage of the Company's revenues to approximately 20% during the nine months ended July 31, 1997. Corresponding increases were experienced in the Company's information technology and specialty healthcare groups, accounting for approximately 41% and 5%, respectively, of the Company's revenues during the nine months ended July 31, 1997.

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

Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation of the nature and scope of the assignment is necessary. Contracts, although they normally relate to longer-term and more complex engagements, generally do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer. The average length of engagement varies from three months to one year within the information technology and engineering sectors, three months to six months within the specialty healthcare sector and one week to three weeks within the general support sector. Revenues are recognized when the services are provided.

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

The Company's net income for each of the three fiscal years in period ended October 31, 1996, has been determined after giving effect to the utilization of a net operating loss carryforward. This effectively reduced to a minimal amount federal tax accruals during those periods and subjected the Company to composite tax rates of between 9.9% and 16.1%, principally as a result of state income taxes. During and through fiscal 1996, the Company had utilized principally all of its net operating loss carryforward and, accordingly, expects that for the foreseeable future its net income will be subject to taxation at full federal and state rates.

Liquidity and Capital Resources

The Company has historically funded its capital requirements with cash generated from operations and advances under its outstanding credit facility. On June 13, 1997, the Company completed a public offering of 2,875,000 shares of Common Stock, of which, 2,698,187 shares were offered and sold by the Company and 176,813 shares were offered by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on March 21, 1997 and a final Prospectus dated June 10, 1997. The net proceeds to the Company after offering costs was $23,288,728. The Company at July 31, 1997, had approximately $14,833,000 in cash and equivalents. The net offering proceeds through July 31, 1997, have been used to retire bank debt and for other working capital requirements.

During the nine months ended July 31, 1997, operating activities used $1.5 million of cash compared to $.8 million provided by operating activities during the comparable period in fiscal 1996. The increased use of cash used in operating activities of $2.3 million was primarily attributable to an increase in accounts receivable of $4.4 million from October 31, 1996. The increase was partially offset by increased levels of profitability along with an increase in depreciation and amortization during the comparable period in fiscal 1996.

Cash used in investing activities was $6.2 million for the nine months ended July 31, 1997. In January 1997, the Company purchased Programming Alternatives of Minnesota, Inc. ("PAMI") for $4.5 million in cash and a three year contingent promissory note. In addition, the acquisition of PAMI required the use of $660,000 in working capital funds. In April 1997, the Company acquired Programming Resources Unlimited ("PRU") for $600,000 in cash and a three year contingent promissory note. During fiscal 1996, the Company purchased three staffing companies which required $1.0 million of cash as part of the purchase price. During fiscal 1995, the Company purchased two staffing companies which required $2.3 million in cash as part of the purchase price. The Company financed the cash portion of the acquisitions with internal funds and bank borrowings. These acquisitions collectively resulted in goodwill estimated at $14.6 million which is being amortized at approximately $365,000 per year.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Net cash provided by financing activities was $22.5 million and $.2 million for the nine months ended July 31, 1997 and 1996, respectively. The increase was attributable to the net proceeds of the Company's recent offering of Common Stock.

On December 19, 1996, the Company and its subsidiaries entered into an amended and restated loan agreement with Mellon Bank, N.A. providing for a credit facility of up to $20,000,000 (the "Revolving Credit Facility") which expires on June 30, 1999. The Revolving Credit Facility is collateralized by accounts receivable, contract rights and furniture and fixtures together with unlimited guarantees from the Company. The Revolving Credit Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants with respect to net income, effective net worth, working capital, senior indebtedness to effective net worth ratios, capital expenditures, current assets to current liabilities ratios, consolidated working capital and consolidated tangible net worth. At October 31, 1996, and July 31, 1997, the Company and its subsidiaries were in compliance with all financial covenants contained within the Revolving Credit Facility.

Advances under the Revolving Credit Facility are to be used to meet cash flow requirements for the subsidiaries as well as operating expenses for the Company. Borrowing under the Revolving Credit Facility is based on 85% of accounts receivable on which not more than ninety days have elapsed since the date of invoicing. The interest rate charged by the bank under the Revolving Credit Facility is based on the London Interbank Offered Rate ("LIBOR") plus 2.25%.

The Company anticipates that its primary uses of capital in future periods will be for acquisitions and the funding of increases in accounts receivables. The Company believes that the net proceeds from its recent public offering of Common Stock on June 13, 1997, (See Note 2) and borrowings under the Revolving Credit Facility and any net cash flow from operations will be sufficient to meet the Company's capital needs for at least the next twelve months.

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

Purportedly in response to an order from a state environmental agency (which, along with a subsequent order, is referred to herein as the "Order") relating to potential ground water degradation, the Purchaser performed a number of actions, including, in 1992, disposal of the then existing Stockpile at an approximate cost of $5.6 million. The Purchaser has sought contribution from the Company for its proportionate share of the disposal costs, as well as anticipated maintenance costs of approximately $700,000, on common law grounds and pursuant to certain federal and state environmental laws. Based upon, among other things, an analysis of environmental studies performed before and after the 1977 Transaction as well as a review of the compliance records of the state environmental agency, the Company has concluded that: (i) the Facility was in material compliance with all applicable federal and state environmental laws at the time of the 1977 Transaction; (ii) the Purchaser was cited for numerous violations of applicable environmental laws after the 1977 Transaction, thus, any violations of laws after 1977, including any consequent remediation and disposal obligations, were likely the responsibility of the Purchaser; (iii) neither the costs incurred by the Purchaser, nor the events leading up to the incurrence of these costs, appear to support a claim under federal environmental laws; (iv) certain actions taken and costs incurred by the Purchaser may not have been necessary or required to comply with the

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

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

Results of Operations - Nine Months Ended July 31, 1997, Compared to Nine Months Ended July 31, 1996


                                                                        Nine Months Ended July 31,
                                                                1997                               1996
                                                                         % Of                            % Of
                                                        Amount           Revenue         Amount          Revenue

Revenues                                             $  76,540,067         100.0%     $  40,940,265        100.0%
Cost of services                                        58,275,612          76.1         32,877,999         80.3
Gross profit                                            18,264,455          23.9          8,062,266         19.7
Selling, general and administrative                     12,616,194          16.5          5,936,664         14.5
Depreciation and amortization                              368,503            .5            233,586           .6
Operating income                                         5,279,758           6.9          1,892,016          4.6
Interest expense, net of interest income                   282,444            .4            107,690           .3
Income before income taxes                               4,997,314           6.5          1,784,326          4.3
Income taxes                                             2,093,066           2.7            210,790           .5
Net income                                           $   2,904,248           3.8%     $   1,573,536          3.8%
Earnings per share                                            $.53                             $.38

Revenues. Revenues increased 87.0%, or $35.6 million, for the nine months ended July 31, 1997, as compared to the comparable prior year period. Of this increase, approximately $20.7 million was attributable to revenue growth through acquisitions and approximately $14.9 million was from internal growth. The internal growth rate for the nine months ended July 31, 1997 was 23.8%.

Cost of Services. Cost of services increased 77.2% , or $25.4 million, for the nine months ended July 31, 1997 as compared to the equivalent prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 76.1% for the nine months ended July 31, 1997, from 80.3% for the comparable prior year period. This decline was primarily attributable to a greater percentage of the Company's revenues being derived from specialty staffing services.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Nine Months Ended July 31, 1997,
  Compared to Nine Months Ended July 31, 1996 - (Continued)

Selling, General and Administrative. Selling, general and administrative expenses increased 112.5%, or $6.7 million, for the nine months ended July 31, 1997, as compared to the comparable prior year period. This increase resulted from the change in the mix of the business during the nine months ended July 31, 1997, which required higher marketing, sales, recruiting and administrative expenses than the comparable prior year period. Selling, general and administrative expenses as a percentage of revenues increased to 16.5% for the nine months ended July 31, 1997, from 14.5% in the comparable prior year period, primarily attributable to the increased sales, recruiting and administrative expenses necessary to support the Company's continued growth within the information technology sector.

Depreciation and Amortization. Depreciation and amortization increased 57.8%, or $134,900, for the nine months ended July 31, 1997, as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions.

Interest Expense, Net of Interest Income. Actual interest expense of $393,931 for the nine months ended July 31, 1997, was partially offset by $111,487 of interest income, that was earned from the investment in interest bearing deposits of the net proceeds of the Company's recent public offering after the retirement of bank debt. Interest expense increased 265.8%, or $286,000, for the nine months ended July 31, 1997, as compared to the comparable prior year period. This increase was due to the increased borrowings necessary to provide the funds required for certain of the Company's acquisitions as well as to refinance the working capital debt of some of the acquired companies.

Income Tax. Income tax expense increased 893.0%, or $1.9 million for the nine months ended July 31, 1997, as compared to the comparable prior year period. This increase was due to an increase in the effective tax rate from 11.8% to 41.8% and increased levels of net income. The increase in the effective tax rate was primarily due to the utilization of principally all of the remaining net operating loss carryforward which offset net income in prior periods.

Three Months Ended July 31, 1997, Compared to Three Months Ended July 31, 1996


                                                                      Three Months Ended July 31,
                                                                  1997                           1996
                                                                         % Of                            % Of
                                                        Amount           Revenue         Amount          Revenue

Revenues                                             $  28,009,367         100.0%     $  17,378,155        100.0%
Cost of services                                        21,090,427          75.3         13,579,924         78.1
Gross profit                                             6,918,940          24.7          3,798,231         21.9
Selling, general and administrative                      4,672,356          16.7          2,853,964         16.4
Depreciation and amortization                              130,422            .5            101,116           .6
Operating income                                         2,116,162           7.6            843,151          4.9
Interest expense, net of interest income                    19,777            .1             56,601           .3
Income before income taxes                               2,096,385           7.5            786,550          4.5
Income taxes                                               890,457           3.2            101,613           .6
Net income                                           $   1,205,928           4.3%     $     684,937          3.9%
Earnings per share                                            $.19                             $.14



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended July 31, 1997,
   Compared to Three Months Ended July 31, 1996 - (Continued)

Revenues. Revenues increased 61.2%, or $10.6 million, for the three months ended July 31, 1997, as compared to the comparable prior year period. Of this increase, approximately $4.6 million was attributable to revenue growth through acquisitions and approximately $6.0 million was from internal growth. The internal growth rate when comparing the three months ended July 31, 1997 with the three months ended July 31, 1996 was 27.5%.

Cost of Services. Cost of services increased 55.3% , or $7.5 million, for the three months ended July 31, 1997 as compared to the equivalent prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 75.3% for the three months ended July 31, 1997, from 78.1% for the comparable prior year period. This decline was primarily attributable to a greater percentage of the Company's revenues being derived from specialty staffing services.

Selling, General and Administrative. Selling, general and administrative expenses increased 63.7%, or $1.8 million, for the three months ended July 31, 1997, as compared to the comparable prior year period. This increase resulted from the change in the mix of the business during the three months ended July 31, 1997, which required higher marketing, sales, recruiting and administrative expenses than the comparable prior year period. Selling, general and administrative expenses as a percentage of revenues increased to 16.7% for the three months ended July 31, 1997, from 16.4% in the comparable prior year period, primarily attributable to the increased sales, recruiting and administrative expenses necessary to support the Company's continued growth within the information technology sector.

Depreciation and Amortization. Depreciation and amortization increased 29.0%, or $29,300, for the three months ended July 31, 1997, as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred after the first quarter of fiscal 1996.

Interest Expense, Net of Interest Income. Actual interest expense of $131,264 for the three months ended July 31, 1997, was partially offset by $111,487 of interest income, that was earned from the investment in interest bearing deposits of the net proceeds of the Company's recent public offering after the retirement of bank debt.

Interest expense increased 131.9%, or $74,700, for the three months ended July 31, 1997, as compared to the comparable prior year period. This increase was due to the increased borrowings necessary to provide the funds required for certain of the Company's acquisitions as well as to refinance the working capital debt of some of the acquired companies.

Income Tax. Income tax expense increased 776.3%, or $789,000 for the three months ended July 31, 1997, as compared to the comparable prior year period. This increase was due to an increase in the effective tax rate from 12.9% to 42.5% and increased levels of net income. The increase in the effective tax rate was primarily due to the utilization of principally all of the remaining net operating loss carryforward which offset net income in prior periods.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is not a party to any material legal proceedings. The Company has been named in Orders relating to the storage of certain materials at a former Company facility located in Fontana, California. For additional information with regard to this matter, see Part I of this report, Managements' Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)       Computation of earnings per share.

              (27)       Financial Data Schedule.

         (b)  Reports on Form 8-K

              None

                             RCM TECHNOLOGIES, INC.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 RCM Technologies, Inc.

                                 (Registrant)



Date:  August 26, 1997           By:/s/ Leon Kopyt
                                 --------------
                                 Leon Kopyt
                                 Chairman, President, Chief Executive Officer
                                 and Director


Date:  August 26, 1997           By:/s/ Stanton Remer
                                 -----------------
                                 Stanton Remer
                                 Chief Financial Officer, Treasurer, Secretary
                                 and Director

                                   EXHIBIT 11

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                    Nine Months Ended July 31, 1997 and 1996






                                                                                Nine Months Ended July 31,
                                                                                 1997                1996

Fully diluted earnings
     Net income applicable to common stock                                 $   2,904,248       $   1,573,536
                                                                           =   =========       =   =========


    Shares
     Weighted average number of shares
       outstanding                                                             5,290,599           4,058,189
     Common stock equivalents                                                    232,346              63,118
                                                                                 -------              ------

     Total                                                                     5,522,945           4,121,307
                                                                               =========           =========


Fully diluted earnings per common share                                             $.53                $.38
                                                                                    ====                ====


Primary earnings

     Net income applicable to common stock                                 $   2,904,248       $   1,573,536
                                                                           =   =========       =   =========


Shares
     Weighted average number of shares
     outstanding                                                               5,290,599           4,058,189
     Common stock equivalents                                                    175,252              63,118
                                                                                 -------              ------

     Total                                                                     5,465,851           4,121,307
                                                                               =========           =========


Primary earnings per common share                                                   $.53                $.38
                                                                                    ====                ====


                                                         22