Form 10-K
period 1997-10-31
RCM TECHNOLOGIES INC
filed 1998-01-20
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........
                         Commission file number 1-10245

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 12, 1998 was approximately $103,363,829 based upon the closing price of the Common Stock on such date on The Nasdaq National Market of $16.25. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares of Registrant's Common Stock (par value five cents per share) outstanding as of January 12, 1998: 7,620,052.

Documents Incorporated by Reference

         Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders ("1998 Proxy Statement") are incorporated by reference into Items 10,11,12 and 13 in Part III. If the 1998 Proxy Statement is not filed by February 28, 1998, an amendment to this Annual Report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

                                                      PART I

Cautionary Statement for Purposes of the "Safe Harbor" of the Private Securities
 Litigation Reform Act of 1995

     When used in this Annual Report on Form 10-K and in other public statements by the Company and Company Officers, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the sensitivity of the Company's business to unemployment and general economic conditions associated with the placement of temporary staffing personnel;
     (ii) the Company's ability to continue to attract, train and retain personnel who possess skills in the areas necessary to meet the staffing requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, and successfully integrate acquired businesses, which acquisitions may involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interests costs and the issuance of additional securities; (iv) the possibility that the market price of the Company's Common Stock could be adversely affected by the resale into the market of significant amounts of Common Stock that were originally issued by the Company in private transactions (pursuant to which such shares were not eligible for public sale), and that are either presently, or may in the future, (by virtue of Rule 144 promulgated under the Securities Act of 1933, as amended, and a current Registration Statement on Form S-3; Registration #333-37423) be eligible for resale into the market; (v) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to continue acquisitions of businesses through the issuance of its securities and the dilutive effect of such issuances on the Company, and upon the likelihood of conversion of outstanding options, warrants and other convertible securities; (vi) the Company's ability to obtain financing on satisfactory terms and the degree to which the company is leveraged, including the extent to which currently outstanding options, warrants and other convertible securities are exercised; (vii) the reliance of the Company upon the continued service of its executive officers; (viii) the Company's ability to remain competitive in national, regional and local markets in an industry which is highly competitive with limited barriers to entry, including remaining competitive in light of pricing issues which could adversely affect earnings and the operations of the Company; (ix) the Company's ability to retain several of its key clients which account for a significant portion of the Company's revenue, which a loss or a material reduction in the revenue generated from such clients could have a material adverse effect on the Company's business; (x) the Company's ability to maintain at a minimum its unemployment insurance premiums and workers compensation which it provides for its temporary employees; (xi) the risk of claims associated with providing temporary staffing services, including discrimination and harassment, violation of wage and hourly requirements, misuse of client proprietary information, misappropriation of funds, other criminal activity or tort and other similar claims; (xii) the Company's ability to store, retrieve, process and manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) the Company's ability to remain in compliance with numerous federal and state wage and hour laws and regulations; and (xiv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 1.  Business

     General

     The Company is a multi-regional provider of specialty professional staffing services through its 38 branch offices located in 17 states. Through its primary operating groups, the Company provides contract and temporary personnel in the information technology, professional engineering and technical, specialty healthcare and general support sectors of the staffing industry to a diversified base of national, regional and local customers. During its fiscal year ended October 31, 1997, the Company provided an average of approximately 3,000 contract and temporary staffing employees on a daily basis to customers, including a number of Fortune 500 companies, governmental units and public utilities, as well as small to medium-size retail, manufacturing, professional and service organizations.

     Business Strategy

     The Company's objective is to be a leading provider of specialty professional staffing services in selected regions throughout the United States. The Company has developed an interrelated growth and operating strategy to achieve this objective. Key elements of its growth and operating strategy are as follows:

     o   Growth Through Expansion and Acquisition

         Key elements of the Company's growth strategy are to continue to pursue strategic acquisitions in selected geographic regions and in the specialty professional service sectors. These acquisitions may serve to strengthen the Company's presence in existing markets, introduce the Company to new regions with strong growth opportunities, or add new specialty staffing services. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such acquisitions. While the number, timing, size and terms of such acquisitions may vary, management has developed the following general guidelines to identify potential acquisitions:

         o Regional businesses with revenues of $25.0 million or less.

         o Businesses with profitable operations and experienced management personnel.

         o Sellers who are willing to accept a significant portion of the acquisition price in the form of multi-tiered earn-outs based on meeting certain growth and profitability targets.

The Company's growth strategy has resulted in the acquisition of eleven staffing companies since fiscal 1995, of which six acquisitions were completed since the beginning of fiscal 1997. See "Acquisition Program."

         o   Concentration on Sectors Producing Higher Margins

         The Company's growth strategy also focuses on the development of higher margin sectors of the business, a departure from the historic origins of the staffing industry in low margin clerical personnel. The Company intends to implement this aspect of its growth strategy in several ways. First, the Company has expanded its range of services, in part through acquisitions, to include higher margin specialty services such as information technology, health care services and professional engineering services. The Company intends to continue to develop its capability to provide qualified employees to the information technology sector, one of the fastest growing segments of the temporary staffing industry. Second, the Company has continued its efforts to market temporary staffing services to higher margin accounts. The Company had de-emphasized marketing to accounts where competitive pricing makes margins unacceptable or to accounts where workers' compensation costs adversely affect profitability.

The Company's efforts to produce higher margin business have resulted in an increase in the Company's gross profits as a percentage of revenues from 16.9% in fiscal 1995 to 23.8% in fiscal 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     o   Provide Branch Offices with Strong Central Support

         The Company's branch offices are supported by strong central functions at corporate headquarters that include marketing, recruiting and retention programs, workers' compensation and other insurance services, training, accounts payable, purchasing, credit, collection, system and a software system that provides information on customer requirements, available applicants, temporary staffing employees on assignment and other information which facilitates efficient response to customer job orders.

         The Company has established budgets and quality performance standards which are utilized at all offices. A substantial portion of region, area, district and office manager compensation is incentive-based and focused on meeting budgets and quality standards. Managers are also given considerable discretion to respond to specific customer requirements.

     o   Focus on Internal Growth

         One of the Company's principal operating strategies is to focus on opportunities to increase revenues and profitability from its organic growth. The Company intends to continually refine its mix of service offerings to promote internal growth by increasing sales to existing customers, developing new customers and providing additional staffing services. Internal growth, which is a key element in the Company's acquisition criteria, is also promoted by integrating the administrative functions of acquired companies to permit management to focus on increasing sales and profitability.

         The Company's efforts to achieve internal growth have resulted in a pro forma internal growth rate (determined as if all acquisitions completed since fiscal 1995 had occurred on November 1, 1995) during fiscal 1997 of 27.9%.

     o   Rapidly Integrate Acquisitions

         The Company believes that it can increase its operational efficiencies by integrating the general and administrative functions of each of its branch offices at the corporate level and by reducing or eliminating any redundant functions and facilities at the acquired companies. Management's policy is to achieve this integration within three months of an acquisition in order to quickly realize potential savings and synergies, efficiently control and monitor its operations and to allow acquired companies to focus exclusively on growing their sales and operations.

     o   Foster a Decentralized Entrepreneurial Environment

         A key element of the Company's acquisition criteria is to acquire a target company that has an experienced and entrepreneurial management team. The Company intends to foster this entrepreneurial atmosphere by continuing to build on the local names, reputations and client familiarity of the acquired companies and by sharing their operating policies, procedures and expertise with other branch locations to develop new ideas to best serve the prospects of the Company. The
         Company believes an entrepreneurial business atmosphere allows its branch offices to quickly and creatively respond to local market demands and enhances the Company's ability to motivate, attract and retain managers to maximize growth and profitability.

     o   Attract and Retain High Quality Contract and Temporary Personnel

         The Company believes that one of the primary factors in its success has been its ability to attract and retain qualified contract and temporary personnel. The Company continually seeks to attract and retain such personnel by: (i) providing stimulating and challenging work assignments; (ii) offering competitive wages; (iii) effectively communicating with its candidates; (iv) providing training to maintain and upgrade skills; and (v) aligning the needs of its customers with the appropriately skilled personnel.

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

     Acquisition Program

     Since the beginning of fiscal 1995, the Company has completed the acquisition of eleven staffing companies which had aggregate revenues of approximately $109 million during the fiscal year prior to the acquisition. These acquisitions have resulted in a significant shifting of the focus of the Company's business from traditional general support functions to the specialty professional service sectors, such as information technology, professional engineering and specialty healthcare services. These acquisitions also increased the Company's geographic presence in the Northeast and Midwest regions of the United States, thereby allowing the Company to more effectively provide services to large regional and national accounts.

     The following information provides a summary of the acquisitions completed by the Company during fiscal 1997. All acquisitions have been accounted for under the purchase method of accounting.

     On January 7, 1997, the Company acquired Programming Alternatives of Minnesota, Inc. ("PAMI"), a Minneapolis, Minnesota-based specialty provider of information technology consultants, particularly those with high demand client-server skills. The acquisition was completed through a stock purchase transaction pursuant to which PAMI, through an exchange of all of its outstanding shares of stock, became a wholly-owned subsidiary of the Company. The purchase price consisted of : (i) cash of $4,500,000; (ii) a three year promissory note, principal amount $1,625,000, payable upon attaining certain earnings targets within the three year period; and (iii) additional consideration to the extent that during the three year period, PAMI exceeds the earnings targets. PAMI generated revenue of approximately $10 million during the fiscal year prior to the date of acquisition.

     On  April 1,  1997,  the  Company  acquired  certain  operating  assets  of
     Programming Resources Unlimited ("PRU"), a Wayne, Pennsylvania-based provider of information technology staffing services, for a purchase price consisting of: (i) $600,000 in cash; (ii) a three year promissory note, principal amount $300,000, payable upon attaining certain earnings targets within the three year period; and (iii) additional consideration to the extent that during the three year period, PRU exceeds the earnings targets. During 1996, PRU generated revenues of approximately $2.4 million.

     On September 25, 1997, the Company acquired Camelot Contractors Limited ("Camelot"), a Manchester, New Hampshire-based specialty provider of information technology personnel. The acquisition was completed through a stock purchase transaction pursuant to which Camelot, through an exchange of all of its outstanding shares of stock, became a wholly-owned subsidiary of the Company. The purchase price consisted of : (i) cash of $9.0 million;
     (ii) a three year promissory note, principal amount $3.5 million, payable upon attaining certain earnings targets within the three year period; and
     (iii) additional consideration to the extent that during the three year period, Camelot exceeds the earnings targets. Camelot generated revenue of approximately $16.2 million during the fiscal year prior to the date of acquisition.

     On October 23, 1997, the Company acquired Austin Nichols Technical Temporaries, Inc. ("Austin"), a Kansas City, Missouri-based specialty provider of information technology systems professionals and engineers. The acquisition was completed through a stock purchase transaction pursuant to which Austin, through an exchange of all of its outstanding shares of stock, became a wholly-owned subsidiary of the Company. The purchase price consisted of: (i) cash of $2.5 million; (ii) a three year promissory note, principal amount $900,000, payable upon attaining certain earnings targets within the three year period; and (iii) additional consideration to the extent that during the three year period, Austin exceeds the earnings targets. Austin generated revenue of approximately $4.9 million during the fiscal year prior to the date of acquisition.

     On October 30, 1997, the Company acquired J.D. Karin Consulting Services, Inc. ("J.D. Karin"), a Flanders, New Jersey-based specialty provider of information technology systems professionals and engineers. The acquisition was completed through a stock purchase transaction pursuant to which J.D. Karin, through an exchange of all of its outstanding shares of stock, became a wholly-owned subsidiary of the Company. The purchase price consisted of: (i) cash of $1.8 million; (ii) a three year promissory note, principal amount $1.2 million, payable upon attaining certain earnings targets within the three year period; and (iii) additional consideration to the extent that during the three year period, J.D. Karin exceeds the earnings targets. J.D. Karin generated revenue of approximately $5.0 million during the fiscal year prior to the date of acquisition.

     On January 5, 1998, the Company purchased Northern Technical Services, Inc. ("NTS"), a Milwaukee, Wisconsin-based, provider of technical professional and information technology personnel. The acquisition was completed through a stock purchase transaction pursuant to which NTS, through an exchange of all of its outstanding shares of stock, became a wholly-owned subsidiary of the Company. The purchase price consisted of: (i) cash of $3.1 million;
     (ii) a two year promissory note, principal amount $1.5 million, payable upon attaining certain earnings targets within the two year period; and
     (iii) additional consideration to the extent that during the two year period, NTS exceeds the earnings targets. NTS generated revenue of approximately $12.6 million during the fiscal year prior to the date of acquisition.

     Operation-Service Groupings

Through its primary operating groups, the Company provides specialty staffing services in the following industry sectors: Information Technology, Professional Engineering and Technical, Specialty Healthcare and General Support.

     The Information Technology group provides staffing and consulting services in the areas of client server hardware and operating systems, PC applications and support, database management, network communications, mainframe and mid-range hardware and software, and technical support. The scope of services offered includes networking and facilities management and communication equipment service and maintenance, which rely upon varied technical disciplines, such as: UNIX, MS Windows, Solaris, Windows 95, Novell, Netware, Sybase, Informix, Lotus Notes, Clipper, Visual Basic, Visual C++, Cobol II, CICS and Fortran. Typical engagements focus on specific areas of knowledge or are utilized to supplement the customer's staffing requirements. These engagements average in duration from three to 12 months.

     The Information Technology group generated approximately 45% and 30.2% of the Company's revenues for the fiscal years ended October 31, 1997, and 1996, respectively. Based upon the composition of the Company's revenues during the fourth quarter of its fiscal year ended October 31, 1997, on an annualized basis, the Information Technology group would have accounted for 61% of the Company's revenues for the fiscal year ended October 31, 1997.

     The Professional Engineering and Technical group provides personnel to perform project engineering, design, drafting or other technical services either at the site of the customer or, less frequently, at the Company's own facilities. Representative services include: electrical engineering design; system engineering design and analysis; mechanical engineering design; procurement engineering; civil structural engineering design; computer aided design; environmental engineering; and code compliance. The Professional Engineering and Technical group has also developed an expertise in providing engineering, design and technical services to many customers in the nuclear power, fossil fuel and electric utility industries.

     The Professional Engineering and Technical group's project managers and operations support personnel work as a team and typically provide a detailed scope of work analysis, time and material assessment and monitor and control projects on a turnkey basis. The engagements of the Professional Engineering and Technical group generally vary in duration from three to 12 months.

     The Professional Engineering and Technical group generated approximately 28% and 46% of the Company's revenues, respectively, for the fiscal years ended October 31, 1997, and 1996.

     The Specialty Healthcare group provides skilled healthcare professionals, primarily physical therapists, occupational therapists, speech language pathologists, nursing staff relief personnel and nurses aides. The Specialty Healthcare group consists of a medical rehabilitation therapy division and a nursing division, each with typical engagements ranging three to six months and on a day to day shift basis, respectively. All therapy and nursing personnel provided by the Company are licensed professionals. Contract and permanent placement services are also provided for each of the divisions.

     The medical rehabilitation therapy division provides physical, occupational and speech therapy services to hospitals, nursing homes, pre-schools, sports medicine facilities and private practices. These services include: in-patient, out-patient, sub-acute and acute care, rehabilitation, geriatric, pediatric and adult day care. The nursing division consists of a managed care and a critical care unit. A managed care unit also provides permanent placement services of registered nurses, nurse practitioners, utilization review nurses and other managed care professionals. A critical care unit provides emergency room and medical/surgical nurses for staff relief.

     The Specialty Healthcare group generated approximately 5% and 6% of the Company's revenues, respectively, for the fiscal years ended October 31, 1997, and 1996.

     The General Support group provides contract and temporary services, as well as permanent placement services, for full time and part time personnel in a variety of disciplines, including office, clerical, data entry, secretarial, accounting, light industrial, shipping and receiving and general warehouse. Contract and temporary assignments range in length from less than one day to several weeks or months. The General Support group has been awarded multi-year contracts by such companies as AT&T, First National Bank of Chicago, Mellon Bank and Sears.

     The General Support group generated approximately 22% and 29% of the Company's revenues, respectively, for the fiscal years ended October 31, 1997, and 1996.

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

     Customers and Marketing

     The Company derives its revenues from a diversified customer base, including a number of Fortune 500 companies, as well as small to medium sized retail, manufacturing and service businesses and governmental units. During fiscal 1997, the Company had one major customer, Northeast Utilities, that accounted for approximately 11.5% of revenues. This is comparable to fiscal 1996, when Northeast Utilities accounted for approximately 12.7% of revenues. During fiscal 1997 and 1996, no other customers accounted for over 10% of the Company's revenues.

     Sales and marketing efforts are conducted at the local and regional level through the Company's network of branch offices. The Company emphasizes long-term personal relationships with customers which are developed through regular assessment of customer requirements and proactive monitoring of personnel performance. Branch managers make regular sales visits to existing and prospective customers. New customers are obtained through active sales programs and referrals. The Company encourages branch managers to participate in national and regional trade associations, local chambers of commerce and other civic associations. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

     Sales and marketing efforts directed toward multi-regional or national accounts are coordinated by the Company's corporate staff. The Company's information system contains data regarding all of its customers, including the services and personnel provided to such customers. Accordingly, support in identifying cross-selling opportunities for certain larger and national accounts can be provided at the corporate level. By acting as a coordinator of all the branch offices, the Company assists the branch offices in providing service to customers, developing a strategy to pursue national account opportunities and responding to the trend of national companies to work with a limited number of preferred vendors for their staffing requirements.

     Information Systems

     The Company's internal information system is linked to a majority of the Company's offices. This system supports Company-wide operations such as payroll, billing, accounting and sales and management reports. Additionally, each of the four service groups has separate databases to permit efficient tracking of available personnel on a local basis. These databases facilitate efficient matching of customers' requirements with available temporary staffing personnel. All of the offices and associated personnel acquired by the Company are integrated into the Company's internal information system and the personnel databases are updated accordingly.

     Competition

     The staffing industry is highly competitive and fragmented, consisting of more than 7,000 businesses. There are limited barriers to entry and new competitors frequently enter the market. The Company encounters competition from large international, national and regional companies, but, its principal competitors are generally local, independent staffing companies that are located in the Company's various regional markets.

     The Company competes for qualified temporary staffing employees and for customers who require the services of such employees. The principal competitive factors in attracting and retaining qualified temporary staffing employees are competitive salaries and benefits, quality and frequency of assignments and responsiveness to employee needs. The principal competitive factors in obtaining customers are providing comprehensive staffing solutions to customer requirements, the timely availability of qualified temporary staffing employees, the ability to match customer requirements with available temporary staffing employees, competitive pricing of services and satisfying work production requirements. The Company believes its long-term customer relationships and strong emphasis on providing service and value to its customers and temporary staffing employees are important competitive advantages.

     Additionally, the Company competes for suitable acquisition candidates. Management believes that, in addition to its growth strategy and acquisition guidelines, the following factors distinguish it from competitive bidders when pursuing acquisitions: (i) the opportunity of the target management to be key contributors and participants in the growth of a medium-sized public company; (ii) the rapid integration of general and administrative functions to allow a greater focus upon sales and marketing efforts; (iii) operational autonomy which fosters a desirable entrepreneurial environment; and (iv) the use of substantial performance-based financial incentives.

     Employees

     As of October 31, 1997, the Company employed on its permanent staff approximately 237 persons, including licensed professional engineers who, from time to time, participate in engineering and design projects undertaken by the Company. During the twelve months ended October 31, 1997, approximately 900 engineering and technical personnel and 1,700 information technology personnel were employed by the Company to work on client projects for various periods. The Company also employed approximately 9,300 temporary personnel during the year. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 2.  Properties

     Presently, the Company provides temporary staffing services through 38 offices in 17 states. These offices typically consist of 1,500 to 2,500 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that maintaining or finding suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion will be difficult.

     The Company's executive and administrative offices are located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 8,800 square feet and are leased at a rate of $11.50 per square foot per month for a term ending on January 31, 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the vote of security holders during the fourth quarter ended October 31, 1997.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Since June 11, 1997, the Company's Common Stock has traded on The Nasdaq National Market under the NASDAQ Symbol "RCMT". Prior to June 11, 1997, the Company's Common Stock traded on The Nasdaq Small Cap Market. The following table sets forth approximate high and low sales prices by calendar quarters for the periods indicated:

                                                                          Common Stock
         Fiscal 1996                                           High                          Low

              First   Quarter                               $  6.25                   $  2.66
              Second  Quarter                                 13.25                      4.22
              Third   Quarter                                 15.38                      5.75
              Fourth  Quarter                                 12.88                      7.00

         Fiscal 1997

              First   Quarter                               $ 10.38                   $  7.00
              Second  Quarter                                  9.75                      6.25
              Third   Quarter                                 11.75                      6.88
              Fourth  Quarter                                 16.63                     11.88


     Holders

     As of January 12, 1998, the approximate number of holders of record of the Company's Common Stock was 1,800. Based upon the requests for proxy information in connection with the Company's most recent Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock exceeds 4,700.

     Dividends

     The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain all earnings to finance the development and expansion of the Company's business. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant. The Company's Revolving Credit Facility prohibits the payment of dividends or distributions on account of the capital stock without the prior consent of Mellon Bank, N.A.

     Uses of Proceeds From Registered Securities

     On June 13, 1997, the Company completed an underwritten public offering (the "Offering") of 2,875,000 shares of Common Stock at a price of $9.50 per share (the "Offering"). The Offering was managed by Legg Mason Wood Walker, Incorporated and co-managed by Janney Montgomery Scott, Inc. (Registration Statement #333-23753; Effective Date - June 9, 1997), and generated aggregate proceeds of $27,312,500. Of the shares covered by the Offering, 2,698,187 shares were sold by the Company and 176,813 shares were sold by certain stockholders. Net of underwriting commissions and discounts of $1,753,750 and expenses of the Offering of $690,000, and net of that portion of the Offering proceeds allocable to the selling stockholders, the Company yielded net proceeds of $23,271,723 from the Offering. The net proceeds were utilized by the Company to retire bank indebtedness ($7,658,000) and to finance acquisitions ($15,613,723)

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters - (Continued)

     Recent Sale of Unregistered Securities

     1) On August 1, 1997, the Company issued and sold 20,938 share of Common Stock to Peter Kaminsky in connection with the acquisition of The
         Consortium of Maryland, Inc. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act").

     2) On September 25, 1997, the Company issued and sold an aggregate of 22,409 shares of Common Stock to Amarly Corporation, Angela Trotman, Richard Serodio and Michael D. O'Keefe in connection with the acquisition of Camelot Contractors Limited. The shares were issued in a private placement transaction exempt from the registration requirements of the Act.

     3) On September 22, 1997, the Company issued and sold 20,825 shares to Alumax Corporation in connection with a Settlement Agreement entered into between the parties. The shares were issued in a private placement transaction exempt from the registration requirements of the Act.

Item 6.  Selected Consolidated Financial Data

     The selected historical consolidated financial data was derived from the Company's Consolidated Financial Statements The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, and notes thereto, included elsewhere herein. The pro forma consolidated financial data give effect to all businesses acquired by the Company through October 31, 1997, as if such acquisitions were consummated as of the beginning of the period. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated as of the beginning of the period or that might be attained in the future.

                                                                Historical  Year  Ended October  31,
                               Pro Forma
                                1997              1997               1996              1995             1994            1993
                          ----------------  ----------------- ---------------------------------------------------------------
Income Statement

   Revenues                   $136,384,000      $113,959,093      $61,039,173       $26,915,737      $29,238,995       $28,633,408
   Income from
    continuing operations   $    5,608,500    $    4,839,933     $  2,367,939     $     849,105        1,426,005     $     733,025
   Loss from discontinued
     operations           ($       362,500)  ($      362,500)
   Net income               $    5,246,000    $    4,477,433     $  2,367,939     $     849,105     $  1,426,005     $     733,025

Earnings (loss) Per Share

   Income from
     continuing operations         $.85              $.74            $.55 (2)          $.28 (2)         $.49 (2)          $.25 (2)
   Loss from
     discontinued operations      ($.05   )         ($.06   )
   Fully diluted (1)               $.80              $.68            $.55 (2)          $.28 (2)         $.49 (2)          $.25 (2)
   Primary                         $.82              $.70            $.55 (2)          $.28 (2)         $.49 (2)          $.25 (2)

Balance Sheet

   Working capital                               $17,279,115     $  6,771,434      $  3,327,904       $5,200,609        $3,736,073
   Total assets                                  $54,082,596      $24,406,620       $10,301,555       $6,546,839        $5,333,939
   Long term liabilities                       $     308,129    $     562,312                       $     35,496      $     74,397
   Total liabilities                            $  9,471,611     $  8,186,510      $  2,774,970       $1,069,359        $1,287,932
   Shareholders' equity                          $44,611,985      $16,220,110      $  7,526,585       $5,477,480        $4,046,007

   (1) Based on average number of common stock outstanding during the years ended October 31, 1997, 1996, 1995, 1994 and 1993 of 6,563,905, 4,320,571,
   3,007,969, 2,930,276, and 2,878,411, respectively (net of treasury stock).

   (2) The net income for the years ended October 31, 1996, 1995, 1994 and 1993 has been calculated after taking into account the effect of the then available net operating loss carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share, on a fully taxed basis would have been $.38, $.18, $.32, and $.17, respectively.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations - (Continued)

In Fiscal 1992, current management chose to discontinue its environmental business and from 1992 through 1994, repositioned its core staffing business to improve profitability and to take advantage of consolidating market dynamics. Significant revenue growth began in Fiscal 1995 as the Company implemented a growth strategy that resulted in the acquisition of eleven businesses in the staffing industry. These acquisitions shifted the Company's business toward the higher margin information technology and specialty healthcare sectors. During this time, the Company also elected to discontinue providing certain lower margin general support services. General support services, which from Fiscal 1992 to 1994 accounted for approximately 51.0% of the Company's revenues, decreased as a percentage of the Company's revenues to 21.8% during during the year ended October 31, 1997 ("Fiscal 1997"). Correspondingly, revenues from the Company's specialty professional services accounted for 78.2% of the Company's revenues during Fiscal 1997. Prior to implementation of its growth strategy, in fiscal 1994 the Company's revenues and operating income were $29.2 million and $1.6 million, respectively. In Fiscal 1997, the Company's revenues and operating income were $114 million and $8.5 million, respectively. On a pro forma basis, after giving effect to the acquisitions that occurred during Fiscal 1997, as if they had occurred on November 1, 1996, the Company's revenues and operating income increased to $136.4 million and $10.8 million, respectively.

The Company realizes revenues from the placement of contract and temporary staffing personnel. Revenues are recognized when the services are provided. Principally all of these services are provided to the customer on a time and material basis at hourly rates that are established for each of the Company's staffing personnel, based upon their skill level, experience and type of work performed. In some instances, the Company derives revenues on a fixed fee basis in connection with consulting projects. In view of the diversification of the Company's service offerings, and by drawing upon the skills developed within the Company's engineering and technical group, management intends to develop project management skills within its information technology and other groups and believes that an additional percentage of its business may be derived in the future from larger-scale consulting projects.

Costs of services, which entail the principal cost associated with operations, consist primarily of salaries and compensation related expenses for billable staffing personnel, including payroll taxes, employee benefits, worker's compensation and other insurance. Principally all of the billable personnel are treated by the Company as employees, although a small segment of information technology personnel are treated as independent contractors. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for operating activities and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's acquisition program and corporate marketing, administrative and reporting responsibilities. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates principally to the goodwill resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill estimated at $26.7 million which is being amortized over a 40 year period currently resulting in amortization expense aggregating approximately $668,000 annually.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

   Results of Operations

                                                                 Years Ended October 31,
                                                  1997                       1996                     1995
                                    ---------------------------------------------------------------------------------
                                                        % of                       % of                       % of
                                         Amount       Revenue       Amount        Revenue       Amount      Revenue
Revenues                                 $113,959,093    100.0%      $61,039,173     100.0%     $26,915,737    100.0%
Cost of Services                           86,832,348      76.2       48,779,886       79.9      22,378,817      83.1
                                        -------------    ------      -----------     ------     -----------    ------
Gross Profit                               27,126,745      23.8       12,259,287       20.1       4,536,920      16.9
Selling, general and
  administrative                           18,068,899      15.9        8,914,102       14.6       3,549,810      13.2
Depreciation and amortization                 572,279        .5          329,680         .5         130,397        .5
Interest expense,
  net of interest income                      184,645        .2          163,695         .3         104,652        .4
                                      ---------------  --------    -------------   --------   -------------  --------
Income before income taxes                  8,300,922       7.3        2,821,478        4.6         942,605       3.5
Income taxes                                3,460,989       3.0          453,539         .7          93,500        .3
                                       --------------   -------    -------------   --------  --------------  --------
Income from continuing
  operations                                4,839,933       4.3        2,367,939        3.9         849,105       3.2
Loss from discontinued
  operations                                  362,500        .4
                                      ---------------  --------
Net income                              $   4,477,433       3.9%      $2,367,939        3.9%   $    849,105      3.2%
                                        =============  =======        ==========   =======     ============  =======

Earnings per share:
  Income from continuing
   operations                                              $.74                     $.55(1)                   $.28(1)
  Loss from discontinued
   operations                                             (.06)
  Net income                                               $.68                     $.55(1)                   $.28(1)

                                                           ====                     ====                      ====

   (1) The net income for the years ended October 31, 1996 and 1995 has been calculated after taking into account the effect of the then available net operating loss carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share, on a fully taxed basis would have been $.38 and $.18, respectively.


   Year Ended October 31, 1997 Compared to October 31, 1996

Revenues. Revenues increased 86.7%, or $52.9 million, for the year ended October 31, 1997 ("Fiscal 1997"), as compared to the comparable prior year period. The increase was due to the acquisition of five companies during Fiscal 1997 and strong internal growth also achieved during the year. The pro forma internal growth rate (as if all acquisitions occurred as of November 1, 1996) for Fiscal 1997, was 27.9%.

Cost of Services. Cost of services increased 78.0% , or $38.0 million, for Fiscal 1997 as compared to the equivalent prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 76.2% for Fiscal 1997 from 79.9% for the comparable prior year period. This decline was primarily attributable to a greater percentage of the Company's revenues being derived from specialty staffing services.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

   Results of Operations - Continued
   Year Ended October 31, 1997 Compared to October 31, 1996 - Continued

Selling, General and Administrative. Selling, general and administrative expenses increased 102.7%, or $9.2 million, for Fiscal 1997 as compared to the comparable prior year period. This increase resulted from the change in the mix of the business during the period which required higher marketing, sales, recruiting and administrative expenses than the comparable prior year period. Selling, general and administrative expenses as a percentage of revenues increased to 15.9% for Fiscal 1997 from 14.6% in the comparable prior year period, primarily attributable to the increased sales, recruiting and administrative expenses necessary to support the Company's continued growth within the information technology sector.

Depreciation and Amortization. Depreciation and amortization increased 73.6%, or $242,600, for Fiscal 1997 as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions.

Interest Expense, Net of Interest Income. Actual interest expense of $444,300 for Fiscal 1997 was partially offset by $259,700 of interest income, that was earned from the investment in interest bearing deposits of the net proceeds of the Company's recent public offering, after the retirement of bank debt. Interest expense increased 171.3%, or $280,500, for Fiscal 1997 as compared to the comparable prior year period. This increase was due to the increased borrowings necessary to provide the funds required for certain of the Company's acquisitions as well as to refinance the working capital debt of some of the acquired companies.

Income Tax. Income tax expense increased 663.1%, or $3.0 million for Fiscal 1997, as compared to the comparable prior year period. This increase was due to an increase in the effective tax rate from 16.1% to 41.7% and increased levels of net income. The increase in the effective tax rate was primarily due to the utilization of principally all of the remaining net operating loss carryforward which offset net income in prior periods.

Loss From Discontinued Operations. In Fiscal 1997, the Company incurred a one-time charge of $362,500 in connection with the settlement of a claim relating to the Company's former operation of a materials recovery facility prior to 1977. This segment of the Company's business was otherwise discontinued in Fiscal 1992.

   Year Ended October 31, 1996 Compared to October 31, 1995

Revenues. Revenues increased 126.8%, or $34.1 million, for the year ended October 31, 1996 ("Fiscal 1996") as compared to the year ended October 31, 1995 ("Fiscal 1995"). The increase was primarily due to the acquisition of three companies in Fiscal 1996. Internal growth was experienced in the information technology and healthcare sectors and was offset by discontinued business in the general support sector due to unacceptable margins and workers' compensation rates.

Cost of Services. Cost of services increased 118.0%, or $26.4 million, in Fiscal 1996 as compared to Fiscal 1995. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 79.9% for fiscal 1996 from 83.1% for Fiscal 1995. This decline was primarily attributable to a greater percentage of the Company's revenues being derived from specialty staffing services.

Selling, General and Administrative. Selling, general and administrative expenses increased 151.1%, or $5.4 million, in Fiscal 1996 as compared to Fiscal 1995. This increase resulted from the change in the mix of the business during Fiscal 1996, which required higher marketing, sales, recruiting and administrative expenses than in Fiscal 1995. Selling, general and administrative expenses as a percentage of revenues increased to 14.6% during Fiscal 1996 as compared to 13.2% for Fiscal 1995. This increase was primarily attributable to higher marketing, sales, recruiting and administrative expenses necessary to support continued growth within the information technology sector. Corporate overhead expenses as a percentage of revenues decreased to 2.5% of revenues in Fiscal 1996 from 4.6% of revenues in Fiscal 1995, as these costs were spread over a larger revenue base.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

   Year Ended October 31, 1996 Compared to October 31, 1995 - (Continued)

   Depreciation and Amortization. Depreciation and amortization increased 152.8%, or $199,300, in Fiscal 1996 as compared to Fiscal 1995. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred or were fully realized during Fiscal 1996.

   Other Income (Expense). Other income (expense) consists primarily of interest income (expense) which changed by $268,000, from $104,000 in fiscal 1995 to ($164,000) in Fiscal 1996. This increase was attributable to increased borrowings necessary to provide the funds required for the acquisitions during Fiscal 1996.

   Income Tax. Income tax expense increased 385.0%, or $360,000, in Fiscal 1996 as compared to Fiscal 1995. This increase was primarily due to the higher level of profitability for Fiscal 1996. The effective tax rates experienced by the Company in Fiscal 1996 and Fiscal 1995 were 16.1% and 9.9%, respectively. During each of these periods, the Company utilized a net operating loss carryforward to offset current income.

   Liquidity and Capital Resources

Operating activities used $3.8 million and $1.9 million of cash during Fiscal 1997 and Fiscal 1996, respectively. The increased use of cash was primarily attributable to an increase in accounts receivable which was partially offset by increased levels of profitability, depreciation and amortization associated with the acquisitions that were completed during Fiscal 1997.

Investing activities utilized $17.9 million and $1.2 million in the fiscal years 1997 and 1996, respectively. During Fiscal 1997, the Company purchased five staffing companies which required the use of $17.4 million in cash. During Fiscal 1996, the Company purchased three staffing companies which required the use of $1.0 million in cash. During Fiscal 1995, the Company purchased two staffing companies which required the use of $2.3 million in cash. These acquisitions collectively resulted in goodwill of approximately $26.7 million which is being amortized at approximately $668,000 per year.

Financing activities provided $22.5 million and $2.8 million Fiscal 1997 and 1996, respectively.

The Company has historically funded its capital requirements with cash generated from operations and advances under its outstanding credit facility. On June 13, 1997, the Company completed a public offering of 2,875,000 shares of Common Stock, of which, 2,698,187 shares were offered and sold by the Company and
176,813 shares were offered by certain selling stockholders ("the Public Offering"). The Public Offering was undertaken pursuant to the terms of a Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on March 21, 1997 and a final Prospectus dated June 10, 1997. The net proceeds to the Company after offering costs was $23,271,723. The Company at October 31, 1997, had approximately $1 million in cash and equivalents and approximately $14.0 million in loan availability on its revolving line of credit. The net offering proceeds through October 31, 1997, have been used to retire bank debt and fund acquisitions (requiring $15.6 million).

On December 19, 1996, the Company and its subsidiaries entered into an amended and restated loan agreement with Mellon Bank, N.A. for providing a credit facility of up to $20.0 million (the "Revolving Credit Facility") which expires on June 30, 1999. The Revolving Credit Facility is collateralized by accounts receivable, contract rights and furniture and fixtures together with unlimited guarantees from the Company. The Revolving Credit Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants with respect to net income, effective net worth, working capital, senior indebtedness to effective net worth ratios, capital expenditures, current assets to current liabilities ratios, consolidated working capital and consolidated tangible net worth. At October 31, 1997, the Company and its subsidiaries were in compliance with all financial covenants contained within the Revolving Credit Facility.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

   Liquidity and Capital Resources - (Continued)

Borrowings under the Revolving Credit Facility are to be used to meet cash flow requirements for the subsidiaries as well as operating expenses for the Company. Borrowings under the Revolving Credit Facility bear interest at the Company's option, at LIBOR (London Interbank's Offered Rate) or the bank's prime rate, plus applicable margin. At October 31, 1997, there was approximately $14.0 million loan availability under the Revolving Credit Facility.

The Company anticipates that its primary uses of capital in future periods will be for acquisitions and the funding of increases in accounts receivables. The Company has fully utilized the net proceeds made available through the Public Offering. Accordingly, funding for further acquisitions will be deriv-ed from the Revolving Credit Facility, funds generated through operations, or future financing transactions.

The Company's business strategy is to achieve growth both internally through operations and externally through strategic acquisitions. The Company's liquidity and capital resources may be affected in the future as the Company continues to grow through implementation of this strategy which may involve acquisitions facilitated through the use of cash and/or debt and equity securities.

The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company continues to evaluate acquisitions of various businesses which are complementary to its current operations. The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for the next twelve months.

The Company may derive up to approximately $2.3 million of proceeds from the issuance of up to approximately 157,000 shares of Common Stock that may occur upon the exercise of all of its outstanding Class C Warrants. At October 31, 1997 there were 786,709 Class C Warrants outstanding. These Warrants were issued in a public offering undertaken by the Company during 1989, and after several extensions, are scheduled to expire on April 30, 1998. As adjusted by a subsequent recapitalization of the Company, each five Class C Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $15.00.

Seasonal Variations

The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. The Company usually experiences higher revenues in its fourth quarter due to increased economic activity and experiences lower revenues in the first four months of the following year, showing gradual improvement over the remainder of the year.

New Standards

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), which is effective for financial statements issued after December 31, 1997. Once effective, the new standard eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The effect of adopting this new standard is not expected to be material.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management is currently evaluating the impact of the disclosure requirements of this statement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

   Impact of Inflation

   The effects of inflation on the Company's operations were not significant during the periods presented.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Not Applicable.

Item 8.  Financial Statements and Supplemental Data

   The Company's financial statements, together with the report of the Company's independent auditors, begins on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

     None.

                                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information with regard to this item is incorporated by reference to the definitive 1998 Proxy Statement under the caption "ELECTION OF DIRECTORS" and "OTHER INFORMATION - Executive Officers of the Registrant," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 11.  Executive Compensation

     Information with regard to this item is incorporated herein by reference to the definitive 1998 Proxy Statement under the caption "ADDITIONAL INFORMATION - Management Compensation," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with regard to this item is incorporated herein by reference to the definitive 1998 Proxy Statement under the caption "PRINCIPAL STOCKHOLDERS," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 13.  Certain Relationships and Related Transactions

     Information with regard to this item is incorporated herein by reference to the definitive 1998 Proxy Statement under the caption "ADDITIONAL INFORMATION - Certain Transactions," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

                                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. and 2. Financial Statement Schedules  -- See "Index to Financial
           Statements and Schedules" on F-1.

(b)  Reports on Form 8-K

     1. RCM Technologies, Inc. Current Report on Form 8-K dated September 25, 1997 and filed October 7, 1997.

     2. RCM Technologies, Inc. Current Report on Form 8-K dated September 26, 1997 and filed October 8, 1997.

(c)  Exhibits

   (3)(a) Articles of Incorporation, as amended, incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-K dated October 31, 1994, filed with the Commission on January 4, 1995 (Commission File No. 1- 10245).

   (3)(b)     Bylaws, as amended on February 22, 1996; incorporated by
               reference to Exhibit 3 of the Quarterly Report on Form 10-Q dated January 31, 1996.

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

   (10)(a) Amended and Restated Loan and Security Agreement dated August 30, 1995 as amended on December 19, 1996 between, the Registrant, Intertec Design, Inc., Cataract, Inc., The Consortium and The Consortium of Maryland, Inc. and Mellon Bank, N.A.; incorporated by reference to Exhibit 10(a) of the Annual Report on Form 10-K dated October 31, 1996 (the "1996 10-K").

   (10)(b) RCM Technologies, Inc. 1986 Incentive Stock Option Plan; incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-K dated October 31, 1986, filed with the Commission on February 13, 1987 (Commission File No. 1-10245).

   (10)(c) RCM Technologies, Inc. 1992 Incentive Stock Option Plan; incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated April 23, 1992, filed with the Commission on March 9, 1992 (Commission File No. 1-10245).

   (10)(d) RCM Technologies, Inc. 1994 Non-employee Director Stock Option Plan; incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated May 19, 1994, filed with the Commission on June 22, 1994 (Commission File No. 33-80590).

   (10)(e) RCM Technologies, Inc. 1996 Executive Stock Option Plan dated August 15, 1996; incorporated by reference to Exhibit 10(l) of the 1996 10-K.

   (10)(f)(1) Stock  Option  Agreement  (pursuant  to the 1996  Executive  Stock
              Option Plan) between the Registrant and Leon Kopyt dated November 30, 1996; incorporated by reference to Exhibit 10(m) of the 1996 10-K.

* (10)(f)(2) Amendment to Stock Option Agreement (pursuant to the 1996 Executive Stock Option Plan) between the Registrant and Leon Kopyt, effective as of March 18, 1997.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Continued)

*  (10)(g)    Stock Option Agreement (pursuant to the 1996 Executive Stock
              Option Plan) between the Registrant and
              Barry Meyers dated June 21, 1997.

*  (10)(h)    Stock Option Agreement (pursuant to the 1996 Executive Stock
              Option Plan) between the Registrant and Martin Blaire dated
              June 21, 1997.

*  (10)(i)    Stock Option Agreement (pursuant to the 1996 Executive Stock
              Option Plan) between the Registrant and Stanton Remer dated
              June 21, 1997.

*  (10)(j)    Stock Option Agreement (pursuant to the 1996 Executive Stock
              Option Plan) between the Registrant and Norman S. Berson dated
              June 21, 1997.

*  (10)(k)    Stock Option Agreement (pursuant to the 1996 Executive Stock
              Option Plan) between the Registrant and Robert B. Kerr dated
              June 21, 1997.

*  (10)(l)    Stock Option Agreement (pursuant to the 1996 Executive Stock
              Option Plan) between the Registrant and Woodrow B. Moats, Jr.
              dated June 21, 1997.

*  (10)(l)(a) Stock Option Agreement (pursuant to the 1994 Nonemployee Director
              Stock Option Plan) between the Registrant and
              Woodrow B. Moats, Jr. dated June 21, 1997.


   (10)(m) Second Amended and Restated Termination Benefits Agreement dated March 18, 1997 between the Registrant and Leon Kopyt; incorporated by reference to Exhibit 10(g) of the Registration Statement on Form S-1 dated March 21, 1997 (Commission File No. 333-23753) (the"1997 S-1").

   (10)(n) Amended and restated Employment Agreement dated November 30, 1996 between the Registrant, Intertec Design, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10(g) of the 1996 10-K.

   (10)(o) Merger Agreement among RCM Technologies, Inc., CI Acquisition Corp. and Cataract, Inc. dated July 31, 1995; incorporated by reference to Exhibit (c)(1) of the Registrant's Current Report on Form 8-K dated August 30, 1995 ("Cataract 8-K").

   (10)(p) Registration Rights Agreement dated August 30, 1995; incorporated by reference to Exhibit (c)(2) of the Cataract 8-K.

   (10)(q) Voting Trust Agreement dated August 30, 1995; incorporated by reference to Exhibit (c)(3) of the Cataract 8-K.

   (10)(r) Stock Pledge Agreement dated August 30, 1995; incorporated by reference to Exhibit (c)(5) of the Cataract 8-K.

   (10)(s) Stock Purchase Agreement among RCM Technologies, Inc., The Consortium and The Shareholders of The Consortium dated as of March 1, 1996; incorporated by reference to Exhibit (c)(1) of the Registrant's Current Report on Form 8-K dated March 19, 1996 ("Consortium 8-K").

   (10)(t) Registration Rights Agreement dated March 11, 1996; incorporated by reference to Exhibit (c)(2) of the Consortium 8-K.

   (10)(u) Escrow Agreement dated March 11, 1996; incorporated by reference to Exhibit (c)(3) of the Consortium 8-K.

   (10)(v) Standstill and Shareholders Agreement dated March 11, 1996; incorporated by reference to Exhibit (c)(5) of the Consortium 8-K.

   (10)(w) Employment Agreement of Martin Blaire dated March 11, 1996; incorporated by reference to Exhibit (c)(6) of the Consortium 8-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Continued)

   (10)(x) Employment Agreement of Barry Meyers dated March 11, 1996; incorporated by reference to Exhibit (c)(7) of the Consortium 8-K.

   (10)(y) Subscription Agreement dated January 12, 1996; incorporated by reference to Exhibit (a)(10) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996 ("January 10-Q")

   (10)(z) Registration Rights Agreement dated February 5, 1996; incorporated by reference to Exhibit (a)(10.1) of the January 10-Q.

   (10)(aa) Merger Agreement among RCM Technologies, Inc., Sort Acquisition Corp., The Consortium of Maryland, Inc. and Peter Kaminsky dated April 23, 1996; incorporated by reference to Exhibit (2) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996 ("April 10-Q")

   (10)(ab) Registration Rights Agreement dated May 2, 1996; incorporated by reference to Exhibit (10.1) of the April 10-Q.

   (10)(ac) Escrow Agreement dated May 2, 1996; incorporated by reference to Exhibit (10.2) of the April 10-Q.

   (10)(ad) Standstill and Shareholders Agreement dated May 2, 1996; incorporated by reference to Exhibit (10.3) of the April 10-Q.

   (10)(ae)   Kaminsky Employment Agreement dated May 2, 1996;
              incorporated by reference to Exhibit (10.4) of the April 10-Q.

   (10)(af) Stock Purchase Agreement dated September 25, 1997, relative to the acquisition of Camelot Contractors Limited ("Camelot"); incorporated by reference to Exhibit (c)(i) of Current Report on Form 8-K filed October 7, 1997 (the "October 1997 8-K").

   (10)(ag)   Escrow   Agreement   relative  to  the   acquisition  of  Camelot;
              incorporated  by reference  to Exhibit  (c)(2) of the October 1997
              8-K.

   (10)(ah) Form of Employment Agreement with Michael O'Keefe and Richard Serodio; incorporated by reference to Exhibit (c)(3) of the October 1997 8-K.

   (10)(ai) Registration Right Agreement in connection with the acquisition of Camelot; incorporated by reference to Exhibit (c)(4) of the October 1997 8-K.

*  (11)       Computation of Earnings Per Share.

*  (21)       Subsidiaries of the Registrant.

*  (27)       Financial Data Schedule.

* Filed herewith

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             RCM Technologies, Inc.
                                                            (Registrant)



Date:  January 14, 1998                                     By:/s/ Leon Kopyt
                                                               --------------
                                   Leon Kopyt
                                                                Chairman, President, Chief Executive Officer  and
                                    Director


Date:  January 14, 1998                                     By:/s/ Stanton Remer
                                                               -----------------
                                  Stanton Remer
                                                                Chief Financial Officer, (Principal Accounting
                                                                Officer), Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  January 14, 1998                                     By: /s/ Leon Kopyt
                                                               ---------------
                                   Leon Kopyt
                                                                Chairman, President, Chief Executive Officer and
                                    Director

Date:  January 14, 1998                                     By: /s/ Barry S. Meyers
                                                               --------------------
                                 Barry S. Meyers
                                                                Chief Operating Officer and Director

Date:  January 14, 1998                                     By: /s/ Martin Blaire
                                                               ------------------
                                  Martin Blaire
                                                                Executive Vice President and Director

Date:  January 14, 1998                                     By:/s/ Stanton Remer
                                                               -----------------
                                  Stanton Remer
                                                                Chief Financial Officer, Treasurer, Secretary and
                                    Director

Date:  January 14, 1998                                     By: /s/ Norman S. Berson
                                                               ---------------------
                                Norman S. Berson
                                    Director

Date:  January 14, 1998                                     By: /s/ Robert B. Kerr
                                                               -------------------
                                 Robert B. Kerr
                                    Director

Date:  January 14, 1998                                     By: /s/ Woodrow B. Moats, Jr.
                                                               --------------------------
                                                                Woodrow B. Moats, Jr.
                                    Director


                                      RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                     FORM 10-K

                                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                          Page

Consolidated Balance Sheets, October 31, 1997 and 1996                                                    F-2

Consolidated Statements of Income,
 Years Ended October 31, 1997, 1996 and 1995                                                              F-4

Consolidated Statements of Changes in Shareholders' Equity,
 Years Ended October 31, 1997, 1996 and 1995                                                              F-5

Consolidated Statements of Cash Flows,
 Years Ended October 31, 1997, 1996 and 1995                                                              F-6

Notes to Consolidated Financial Statements                                                                F-8

Independent Auditors' Report                                                                              F-21

Schedules I and II                                                                                        F-22


                                      RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                             October 31, 1997 and 1996



                                                      ASSETS


                                                                                   1997               1996
                                                                             ----------------   ----------

Current  assets
     Cash and cash equivalents                                                  $     918,028      $       5,989
     Accounts receivable, net of allowance for doubtful accounts
         of $315,748 and $76,000 in 1997 and 1996, respectively                    24,850,304         13,985,445
     Prepaid expenses and other current assets                                        673,265            404,198
                                                                                      -------            -------

         Total current assets                                                      26,441,597         14,395,632
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           2,508,680          1,644,831
     Less: accumulated depreciation and amortization                                1,373,275          1,142,740
                                                                                    ---------          ---------

                                                                                    1,135,405            502,091
                                                                                    ---------            -------


Other assets
     Deposits                                                                          94,149             88,039
     Intangible assets  (net of accumulated amortization
         of $804,640 and $366,337 in 1997 and 1996,
         respectively)                                                             26,411,445          9,420,858
                                                                                   ----------          ---------

                                                                                   26,505,594          9,508,897
                                                                                   ----------          ---------



         Total assets                                                           $  54,082,596      $  24,406,620
                                                                                =  ==========      =  ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                            October 31, 1997 and 1996



                                       LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                   1997                  1996
                                                                             ----------------         ----------

Current liabilities
     Note payable - bank                                                        $   2,000,000      $   2,746,636
     Accounts payable and accrued expenses                                          1,315,937            734,791
     Accrued payroll                                                                4,501,502          2,789,725
     Taxes other than income taxes                                                    665,106            432,607
     Income taxes payable                                                             679,937            920,439
                                                                                      -------            -------

          Total current liabilities                                                 9,162,482          7,624,198
                                                                                    ---------          ---------

Income taxes payable                                                                  308,129            562,312


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 7,582,206 and
         4,878,476 shares issued in 1997 and
         1996, respectively                                                           379,110            243,924
     Additional paid-in capital                                                    40,877,540         17,161,105
     Treasury stock, at cost 62,800 shares                                                         (      62,821  )
     Retained earnings (accumulated deficit)                                        3,355,335      (   1,122,098  )
                                                                                    ---------          ---------

                                                                                   44,611,985         16,220,110



          Total liabilities and shareholders' equity                            $  54,082,596      $  24,406,620
                                                                                =  ==========      =  ==========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended October 31, 1997, 1996 and 1995






                                                               1997                1996               1995
                                                         ----------------    ----------------   ----------


Revenues                                                   $  113,959,093       $  61,039,173      $  26,915,737

Cost of services                                               86,832,348          48,779,886         22,378,817
                                                               ----------          ----------         ----------

Gross profit                                                   27,126,745          12,259,287          4,536,920
                                                               ----------          ----------          ---------

Operating costs and expenses
     Selling, general and administrative                       18,068,899           8,914,102          3,549,810
     Depreciation and amortization                                572,279             329,680            130,397
                                                                  -------             -------            -------
                                                               18,641,178           9,243,782          3,680,207
                                                               ----------           ---------          ---------

Operating income                                                8,485,567           3,015,505            856,713
                                                                ---------           ---------            -------

Other income (expense)
     Interest expense, net of interest income                 (   184,645  )       (  163,695)         ( 104,652
     Other, net                                                                    (   30,332)         (  18,760 )
                                                                                       ------             ------
                                                              (   184,645)         (  194,027)            85,892
                                                                  -------             -------             ------


Income before income taxes                                      8,300,922           2,821,478            942,605

Income taxes                                                    3,460,989             453,539             93,500
                                                                ---------             -------             ------

Income from continuing operations                               4,839,933           2,367,939            849,105

Loss from discontinued operations, net
  of income tax benefit of $262,500 (Note 2)                      362,500
                                                                  -------

Net income                                                 $    4,477,433       $   2,367,939      $     849,105
                                                           =    =========       =   =========      =     =======


Earnings per share: (Note 1)
     Income from continuing operations                               $.74                $.55               $.28
     Loss from discontinued operations                               (.06)
                                                                     ----
     Net income                                                      $.68                $.55               $.28
                                                                     ====                ====               ====


Weighted average shares outstanding                             6,563,905           4,320,571          3,007,969
                                                                =========           =========          =========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


                                                                                             Retained
                                                                            Additional       Earnings
                                                Common     Stock            Paid-in         (Accumulated         Treasury
                                                Shares       Amount         Capital          Deficit)            Stock

Balance, October 31, 1994                     2,942,713      $147,135       $9,732,308       ($4,339,142)        ($62,821)

Issuance of common stock
 in connection with acquisitions                312,311        15,616        1,184,384

Net Income                                                                                       849,105
                                                                                                 -------


Balance, October 31, 1995                     3,255,024       162,751       10,916,692       ( 3,490,037)        ( 62,821)

Exercise of stock options                        10,000           500           15,438

Issuance of common stock
 in connection with acquisitions              1,336,827        66,841        5,242,807

Sale of common stock                            276,625        13,832          986,168

Net Income                                                                                     2,367,939
                                                                                               ---------


Balance, October 31, 1996                     4,878,476       243,924       17,161,105       ( 1,122,098)        ( 62,821)

Retirement of Treasury Stock                 (   62,800  )(     3,140) (        59,681)                            62,821

Exercise of stock options                         4,171           209           23,031

Sale of common stock                          2,698,187       134,909       23,136,814

Issuance of common stock
 in connection with acquisitions                 43,347         2,167          317,312

Issuance of common stock
 in connection with legal settlement             20,825         1,041          298,959

Net Income                                                                                     4,477,433
                                                                                               ---------


Balance, October 31, 1997                     7,582,206      $379,110      $40,877,540        $3,355,335    $
                                              =========      ========      ===========        ==========    =




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended October 31, 1997, 1996 and 1995



                                                               1997                1996               1995
                                                         ----------------    ----------------   ----------
Cash flows from operating activities:

   Net income                                               $   4,477,433       $   2,367,939      $     849,105
                                                            -   ---------       -   ---------      -     -------

   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                              572,279             329,680            130,397
       Non cash portion of legal settlement                       300,000
       Provision for losses on accounts
         receivable                                               239,748              61,000
       Changes in assets and liabilities:
         Accounts receivable                                (  11,104,607)      (   8,522,460)           854,552
         Prepaid expenses and other
           current assets                                   (     137,067)            267,464      (     405,116  )
         Accounts payable and accrued expenses                    581,146             262,684      (      10,064  )
         Accrued payroll                                        1,711,777           1,606,791      (     151,348  )
         Billings in excess of costs and
           estimated earnings                                                                      (     148,229  )
         Taxes other than income taxes                            232,499             227,113      (      18,938  )
         Income taxes payable                               (     626,685)          1,482,751
                                                                  -------           ---------

                                                            (   8,230,910)      (   4,284,977)           251,254
                                                                ---------           ---------            -------


Net cash provided by (used in) operating activities         (   3,753,477)      (   1,917,038)         1,100,359
                                                                ---------           ---------          ---------



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   Years Ended October 31, 1997, 1996 and 1995



                                                                  1997                1996               1995
                                                            ----------------    ----------------   ----------

Cash flows from investing activities:
   Property and equipment acquired                          (     450,350)      (     128,264)     (      68,189  )
   Increase in deposits                                     (       6,110)      (      44,965)     (       6,643  )
   Cash paid for acquisitions,
      net of cash acquired                                  (  17,426,351)      (   1,049,433)     (   2,345,966  )
                                                               ----------           ---------          ---------

   Net cash used in investing activities                    (  17,882,811)      (   1,222,662)     (   2,420,798  )
                                                               ----------           ---------          ---------


Cash flows from financing activities:
     Net borrowing (repayments) under
       short term debt arrangements                         (     746,636)          1,832,201            176,278
     Repayments of long term debt                                                                  (   1,092,362  )
     Sale of common stock                                      23,271,723           1,000,000
     Exercise of stock options                                     23,240              15,938
                                                                   ------              ------

   Net cash  provided by (used in) financing activities        22,548,327           2,848,139      (     916,084  )
                                                               ----------           ---------            -------

Net increase (decrease) in cash
    and cash equivalents                                          912,039       (     291,561)     (   2,236,523  )

Cash and cash equivalents at beginning of year                      5,989             297,550          2,534,073
                                                                    -----             -------          ---------

Cash and cash equivalents at end of year                    $     918,028       $       5,989      $     297,550
                                                            =     =======       =       =====      =     =======


Supplemental cash flow information:
   Cash paid for:
     Interest expense                                       $    $444,347       $     163,811      $      36,738
     Income taxes                                           $   3,$25,174       $     726,332      $     220,498

     Acquisitions:
       Fair value of assets acquired                        $  20,9$9,663       $   7,302,476      $   5,218,694
       Liabilities assumed                                      3,503,312           6,253,043          2,872,728
                                                            --------------          ---------          ---------

       Cash paid, net of cash acquired                      $  17,4$6,351       $   1,049,433      $   2,345,966
                                                            =============           =========          =========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


1.   Summary of Significant Accounting Policies

     Business

     RCM Technologies, Inc. (the "Company"), through its wholly-owned subsidiaries, is a multi-regional provider of professional staffing services. The Company provides contract and temporary personnel in the Information Technology, Professional Engineering and Technical, Specialty Healthcare and General support sectors of the staffing industry to a diversified base of national, regional and local customers.

     Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company
     and  its  wholly-owned   subsidiaries.   All   intercompany   accounts  and
     transactions have been eliminated.

     Gross Profit

     The Company has realigned its Statement of Income presentation format to be consistent with industry practices. Under the new format, gross profit represents the difference between revenues and direct costs. The principal components of direct costs are the wages and employee payroll taxes and benefits associated with employees directly providing services to customers. Operating and administrative costs, both variable and fixed, are shown below the gross profit line. Prior period Statements of Income have been reclassified to be consistent with the new format.

     Property and Equipment

     Depreciation of equipment is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line basis. Estimated useful lives range from five to ten years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Income Taxes

     The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Revenue Recognition

     Revenue is recognized concurrently with the performance of services. When the Company enters into long-term contracts for the supply of temporary personnel, billings are rendered for employee hours worked according to contractual billing rates.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


1.   Summary of Significant Accounting Policies - (Continued)

     Profit Sharing Plan

     The Company maintains 401(k) plans as of October 31, 1997, for the benefit of eligible employees. The plans are profit-sharing plans, including a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the"Code"), sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company may, at the discretion of the board of Directors, make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for fiscal years ended October 31, 1997, 1996 and 1995 were $6,246, $0 and $0, respectively.

     Cash Equivalents

     For purposes of presenting the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Earnings  per Share

     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents (which arise from stock options) outstanding during the years. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share was 6,563,905; 4,320,571 and 3,007,969 for the years ended October 31, 1997, 1996, and 1995, respectively.

     The net income for the years ended October 31, 1996 and 1995 has been calculated after taking into account the effect of the then available net operating loss carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share, on a fully taxed basis would have been $.38 and $.18, respectively.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Other intangible assets consist primarily of non-compete agreements, which are amortized over the term of the respective agreements. Amortization expense for intangible assets for fiscal years 1997, 1996 and 1995 was $411,213, $211,337 and $48,928, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


1.   Summary of Significant Accounting Policies - (Continued)

     Fair Value of Financial Instruments

     The carrying value of financial instruments approximates fair value. The Company's financial instruments are accounts receivable, accounts payable and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

2.   Discontinued Operations

     In fiscal 1992, the Company discontinued the operations of an environmental technology development business. In connection with the discontinued operations, on September 26, 1997, the Company and Alumax, Inc. entered into a Settlement Agreement, whereby the Company agreed to settle the potential controversy by paying $300,000 and issuing 20,825 restricted shares of its common stock, valued at $300,000 to Alumax, Inc. Professional fees associated with the settlement were approximately $25,000. The charge to operations was $625,000 and the tax effected result was $362,500, or $.06 per share.

3.   Sale of Common Stock

     On February 5, 1996, the Company issued and sold 276,625 shares of common stock to Limeport Investments, LLC in a Private Placement transaction for $1,000,000 ($3.615 per share). The purchase price was based on a twenty percent discount to the twenty day average closing price prior to the purchase of the shares. The shares are restricted securities. The President of the Company, Leon Kopyt, has been granted certain voting rights over the remaining 138,313 shares as long as they remain owned by Limeport Investments, LLC.

     On June 13, 1997, the Company completed a public offering of 2,875,000 shares of Common Stock, of which, 2,698,187 shares were offered and sold by the Company and 176,813 shares were offered by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on March 21, 1997 and a final Prospectus dated June 10, 1997. The net proceeds to the Company after offering costs was $23,271,723. The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders.

4.   Acquisitions

     During the three year period ended October 31, 1997, the Company acquired ten businesses in the staffing services industry. These acquisitions, which are described below, have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the dates of acquisition.

     On December 15, 1994, the Company purchased certain operating assets of Great Lakes Design, Inc. for $200,000 in the form of a $150,000 note payable over a period of two years, $50,000 in cash and certain earnout provisions. Costs in excess of assets acquired of $52,800 are being amortized over a period of forty years. A non-compete covenant of $107,100 is being amortized over a five year period. The note payable had a final maturity date of December 1, 1996.

     On August 30, 1995, the Company acquired Cataract, Inc., a supplier of management, engineering, design and technical services to the nuclear power, fossil fuel, electric utilities and process industries. The acquisition was completed through a merger transaction pursuant to which Cataract, Inc. was merged with and into a newly-created subsidiary of the Company, which then concurrently changed its name to "Cataract, Inc."

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


4.    Acquisitions - (Continued)

     The consideration payable to the former shareholders of Cataract, Inc. consisted of $2,000,000 cash and 312,311 restricted shares of the Registrant's common stock (the "Shares"), valued at $1,200,000. The cost in excess of net assets acquired was $3,385,966. The cost in excess of net assets acquired is being amortized over a 40 year period.

     The shares issued to the former Cataract, Inc. shareholders have been pledged to the Company for a period of three years to secure the performance of certain conditions subsequent to the merger relating to the achievement of certain levels of sales revenues that have been warranted by the former Cataract, Inc. shareholders.

     Following the expiration of the pledge period, the Shares are to be placed in a voting trust until the earlier of: (i) the public or private sale of such Shares in open market transactions to unaffiliated third parties; or
     (ii) the resignation or removal from office of Leon Kopyt, currently Chief Executive Officer and President of the Company. Notwithstanding the above, one-third of the Shares shall be released from trust commencing upon the fifth anniversary of the closing, and thereafter an additional one-third of the Shares shall be released from trust upon each of the sixth and seventh annual anniversaries of the closing date.

     During the period in which the Shares are subject to pledge and the voting trust, the Shares are to be voted by the Company's Board of Directors on behalf of the former shareholders of Cataract, Inc.

     On March 11, 1996, the Company acquired all of the outstanding shares of The Consortium, a specialty provider of information technology and health care personnel servicing private sector and government clients in the greater metropolitan New York region.

     The consideration paid to the former shareholders of The Consortium consisted of 1.3 million restricted shares of the Company's common stock, valued at $5,000,000, in exchange for all of the outstanding capital stock of The Consortium. In connection with the public offering of common stock (note 3), 36,000 shares of restricted shares having a value of $342,000, were sold by a selling shareholder of The Consortium. The Company filed a registration statement on October 29, 1997, permitting the sale of $258,000 in value of securities through March 1998. Thereafter, the remainder of these shares are subject to significant restrictions on resale through March 11, 1999. The cost in excess of net assets acquired of $4,940,700 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

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

     The Merger consideration paid to the former shareholder of Consort MD consisted of $621,500 in cash and 55,265 restricted shares of the Company's common stock valued at $378,638. The Company filed a registration statement on October 29, 1997, permitting the sale of the restricted shares on or after May 1, 1998.

     On September 13, 1996, the Company acquired all the assets and assumed all of the liabilities of Performance Staffing, Inc. ("PSI"). The consideration paid to the former shareholders of PSI consisted of 2,500 shares of restricted shares of the Company's common stock valued at $21,000. The restricted shares were sold in the public offering referred to in note 3.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


4.   Acquisitions - (Continued)

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

     The Purchase consideration paid to the former shareholders of PAMI consisted of $4,500,000 cash and a $1,625,000 three year promissory note payable contingent upon PAMI achieving certain base levels of operating income for each twelve month period following the Purchase during the term of the note. An additional earn-out payment may be made to the former shareholders of PAMI at the end of the third anniversary of the Purchase to the extent that operating income during this period exceeds these base levels. The Purchase has been accounted for under the purchase method of accounting. The cost in excess of net assets acquired of $5,045,486 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

     On  April 1,  1997,  the  Company  acquired  certain  operating  assets  of
     Programming Resources Unlimited ("PRU"), a provider of information technology staffing services, for $600,000 cash plus $300,000 of consideration in the form of a three year promissory note payable upon attaining certain earnings targets within the three-year period. The Company also agreed to pay additional consideration to the shareholders of PRU in the event that during the three-year period the performance of PRU exceeds the established earnings targets. The cost in excess of net assets acquired of $621,800 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

     On September 25, 1997, the Company acquired Camelot Contractors Limited ("Camelot"), a Manchester, New Hampshire-based specialty provider of information technology personnel. The acquisition was completed effective as of August 1, 1997, through a stock purchase transaction (the "Purchase") pursuant to which Camelot, through an exchange of all of its outstanding shares of stock with the Company became a wholly-owned subsidiary of the Company.

     The Purchase consideration paid to the former shareholders of Camelot consisted of $9,000,000 cash, 22,409 shares of common stock of the Registrant valued at $318,433 and a $3,500,000 three year promissory note payable contingent upon Camelot achieving certain base levels of operating income for each of the three twelve month periods following the Purchase. An additional earn-out payment may be made to the former shareholders at the end of each of the three twelve month periods following the Purchase, to the extent that operating income exceeds these base levels. The Purchase has been accounted for under the purchase method of accounting. The cost in excess of net assets acquired of $7,451,600 is included in the Company's Consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

     As part of the Purchase, all of the 22,409 shares of common stock issued to the former shareholders of Camelot were delivered into escrow as collateral to secure the performance of certain financial conditions. The shares held in escrow are subject to certain restrictions on resale, however, the Company filed a registration statement on October 29, 1997 permitting the resale of such shares after January 21, 1998.

     On October 23, 1997, the Company acquired Austin Nichols Technical Temporaries, Inc. ("Austin"), a Kansas City, Missouri-based specialty provider of information technology systems professionals and engineers. The acquisition was completed through a stock purchase transaction pursuant to which Austin, through an exchange of all of its outstanding shares of stock with the Company, became a wholly-owned subsidiary of the Company.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


4.   Acquisitions - (Continued)

     The Purchase consideration paid to the former shareholders of Austin consisted of $2,500,000 cash, and a $900,000 three year promissory note payable contingent upon Austin achieving certain base levels of operating income for each of the three twelve month periods following the Purchase. An additional earn-out payment may be made to the former shareholders at the end of each of the three twelve month periods following the Purchase, to the extent that operating income exceeds these base levels. The Purchase has been accounted for under the purchase method of accounting. The cost in excess of net assets acquired of $2,520,400 is included in the Company's consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

     On October 30, 1997, the Company acquired J.D. Karin Consulting Services, Inc.("J.D. Karin"), a Flanders, New Jersey-based specialty provider of information technology systems professionals and engineers. The acquisition was completed through a stock purchase transaction pursuant to which J.D. Karin, through an exchange of all of its outstanding shares of stock with the Company, became a wholly-owned subsidiary of the Company.

     The Purchase consideration paid to the former shareholders of J.D. Karin consisted of $1,800,000 cash, and a $1,225,000 three year promissory note payable contingent upon J.D. Karin achieving certain base levels of operating income for each of the three twelve month periods following the Purchase. An additional earn-out payment may be made to the former shareholders at the end of each of the three twelve month periods following the Purchase, to the extent that operating income exceeds these base levels. The Purchase has been accounted for under the purchase method of accounting. The cost in excess of net assets acquired of $1,795,900 is included in the Company's consolidated Balance Sheet as "Intangible Assets" and is being amortized over a 40 year period.

     The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                                                      Year Ended October 31,

                                                                                       1997               1996
                                                                                ------------------ -----------
         Revenues                                                               $136,384,000        $106,616,000
         Operating income                                                         10,804,000           6,789,000
         Income from continuing operations                                         5,609,000           3,475,000
         Loss from discontinued operations                                          (363,000)
         Net income                                                                5,246,000           3,475,000
         Earnings per share from continuing operations                                   .85                 .72
         Loss per share from discontinued operations                                    (.05)
         Earnings per share                                                             $.80                $.72

     The net income for the year ended October 31, 1996 has been calculated after taking into account the effect of the then available net operating loss carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share Pro forma, on a fully taxed basis, would have been $.59.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


5.   Property and Equipment

     Property and equipment is comprised of the following:


                                                                                          October 31,
                                                                                    1997                1996
                                                                              ----------------    ----------
         Office equipment                                                       $   2,294,906      $   1,453,711
         Capitalized lease                                                            174,873            174,873
         Leasehold improvements                                                        38,901             16,247
                                                                                 ------------             ------
                                                                                    2,508,680          1,644,831
     Less: accumulated depreciation and amortization                                1,373,275          1,142,740
                                                                                    ---------          ---------

                                                                                $   1,135,405      $     502,091
                                                                                =============      =     =======


6.   Note Payable - Bank

     On December 19, 1996, the Company and its subsidiaries entered into an amended and restated agreement with Mellon Bank, N.A. providing for a credit facility of up to $20,000,000, increased from $10,000,000 at October 31, 1996, (the "Revolving Credit Facility") which expires on June 30, 1999. The Revolving Credit Facility is collateralized by accounts receivable, contract rights and furniture and fixtures together with unlimited guarantees from the Company. The Revolving Credit Facility requires the Company and its subsidiaries to meet certain financial objectives with respect to financial ratios and earnings. At October 31, 1997, the Company and its subsidiaries were in compliance with all financial covenants contained within the Revolving Credit Facility.

     Borrowing under the Revolving Credit Facility is based on 85% of accounts receivable on which not more than ninety days have elapsed since the date of invoicing. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at LIBOR (London Interbank Offered Rate) or the bank's prime rate, plus the applicable margin. The weighted average interest rate at October 31, 1997 was 9.10%. The interest rate charged by the bank at October 31, 1996 was the prime rate of 8.25%. At October 31, 1997, there was $13,985,000 available under the Revolving Credit Facility.

7.   Shareholders' Equity

     Common shares reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                                                          October 31,

                                                                                     1997               1996
                                                                                --------------     ---------
       Exercise of warrants                                                           157,342            157,342
       Exercise of options outstanding                                              1,087,400            214,400
       Future grants of options                                                       382,300            760,300
                                                                                   ----------         ----------

       Total                                                                        1,627,042          1,132,042
                                                                                    =========          =========

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995

7.   Shareholders' Equity - (Continued)

     Warrants

     At October 31, 1997 and 1996, the Company had 786,709 warrants outstanding to purchase 157,342 shares of the Company's common stock. As a result of a 1 for 5 reverse stock split in April 1996, each warrant continues to have an exercise price of $3.00 per share, but five warrants are needed to convert to one share of common stock. The warrants expire on December 31, 1997 unless otherwise extended by the Board of Directors.

     Incentive Stock Option Plans

     On February 27, 1986, the shareholders approved the RCM Technologies, Inc. 1986 Incentive Stock Option Plan ("1986 Plan") which authorizes the issuance not later than October 30, 1995 of up to 60,000 shares of Common Stock to officers, directors and key employees of the Company and its subsidiaries.

     On April 23, 1992, the shareholders approved the RCM Technologies, Inc. 1992 Incentive Stock Option Plan ("1992 Plan") which authorizes the issuance not later than February 13, 2002 of up to 100,000 shares of Common Stock to officers, directors and key employees of the Company and its subsidiaries. The 1986 and 1992 Plans contain substantially the same terms. Options under all plans are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms for all plans cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant.

     On May 19, 1994, the shareholders approved the RCM Technologies, Inc. 1994 Nonemployee Directors Stock Option Plan ("1994 Plan") as a means of recruiting and retaining nonemployee directors of the Company. There are 80,000 shares of Common Stock reserved under the plan for issuance no later than July 19, 2004. All director stock options are granted at fair market value at the date of grant. The exercise of options granted is contingent upon service as a director for a period of one year. If the optionee ceases to be a director of the Company, any option granted shall terminate.

     On August 15, 1996, (amended on January 15, 1997) the Board of Directors approved the RCM Technologies, Inc. 1996 Executive Stock Plan ("1996 Plan") which authorizes the issuance not later than August 15, 2006 of up to 1,250,000 shares of Common Stock to officers and key employees of the Company and its subsidiaries.

     The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for is stock-based compensation plans. Had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 Year Ended October 31,
                                                                  1997                1996
                                                            ----------------    ----------
       Net earnings:
         As reported                                         $  4,477,433        $  2,367,939
         Pro forma                                           $  2,542,196        $  2,235,750

       Earnings per share:
         As reported                                                 $.68                $.55
         Pro forma                                                   $.39                $.52


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


7.   Shareholders' Equity - (Continued)

     Incentive Stock Option Plans - (Continued)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect proforma compensation expense related to grants before November 1, 1995. The fair value of these options is estimated on the date of grant using the Black-sScholes option-pricing model with the following weighted-average assumptions for grants in fiscal year 1997 and 1996, respectively: expected volatility of 30% for both years; risk-free interest rates of 6.43% and 6.32%; and expected lives of 5 years for both years. The weighted-average fair value of options granted during fiscal years 1997 and 1996 was $3.46 and $2.16, respectively.

     The net income for the year ended October 31, 1996 has been calculated after taking into account the effect of the then available net operating loss carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share as reported and Pro forma, on a fully taxed basis, would have been $.38 and $.35, respectively.

     Transactions related to all stock options are as follows:

                                                   Weighted-                 Weighted-                 Weighted-
                                                   Average                   Average                   Average
                                                  Exercise                  Exercise                  Exercise
                                     1997           Price        1996         Price        1995         Price
                                  ----------   ------------------------- ------------------------- ----------
     Outstanding options
       at beginning of year          214,400       $3.54        163,300       $2.63       173,300       $3.11
     Granted                         883,200        8.40         61,100        5.64        50,300        2.66
     Forfeited                 (       6,029  )     6.68                                (  60,300)       4.01
     Exercised                 (       4,171  )     5.57      (  10,000)       1.59
                                ------------                   --------
     Outstanding options
       at end of year              1,087,400       $7.46        214,400       $3.54       163,300       $2.63
                                   =========                    =======                   =======

     Exercisable options
       at October 31,                708,900                    141,300                    87,000
                                  ==========                    =======                  ========
     Option grant price
       per share                       $1.09                      $1.09                     $1.09
                                  to $10.625                   to $8.13                  to $8.13

     The following table summarizes information about stock options outstanding at October 31, 1997:


                                        Weighted-Average
            Range of                    Number of                      Remaining                   Weighted-Average
            Exercise Prices             Outstanding Options            Contractual Life             Exercise Price


            $1.09 - $  1.64                      22,000                   5.3 years                     $  1.24
            $2.46 - $  3.69                     130,300                   7.0 years                     $  2.96
            $3.69 - $  5.54                      45,020                   8.3 years                     $  5.00
            $5.54 - $  8.31                     516,880                   9.0 years                     $  7.14
            $8.31 - $ 12.46                     373,200                   9.7 years                      $10.14


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


8.   Commitments

     Employment Contract and Termination Benefits Agreement

     The Company has employment agreements with its President and certain senior executives with a latest expiration date of September 30, 2000. The agreement with the President provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. The aggregate commitment for future salaries at October 31, 1997, excluding bonuses, was $2,754,500. In addition, an option plan is available for all employees to receive stock options resulting from recommendations by the Compensation Committee of the Board of Directors.

     In December 1993, the Company entered into a Termination Benefits Agreement with Mr. Kopyt that was subsequently amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein) the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate): the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; the exercise price of the options to purchase 500,000 shares granted to Mr. Kopyt under the 1996 Executive Stock Plan will be reduced to 50% of the average market price of the Common Stock for the 60 days prior to the date of termination if the resulting exercise price is less than the original exercise price of $7.125 per share; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of October 31, 1997, Mr. Kopyt would have been entitled to cash payments of approximately $1.6 million (representing salary and excise tax payments).

     Operating leases

     The Company leases office facilities and various equipment under noncancellable leases expiring at various dates through February 2007. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with noncancellable terms in excess of one year, exclusive of escalation, are as follows:

           Year ending October 31,                                                           Amount
           -----------------------                                                           ------
                  1998                                                                      $888,700
                  1999                                                                       635,000
                  2000                                                                       492,000
                  2001                                                                       437,500
                  2002                                                                       405,900
                  Thereafter                                                                 932,400
                                                                                             -------
                  Total                                                                   $3,791,500
                                                                                           ===========

     Rent expense for the years ended October 31, 1997, 1996 and 1995 was $814,000, $498,000 and $354,000, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


9.   Major Customers

     Sales to major clients for the years ended October 31, 1997, 1996 and 1995 were as follows:

         For the year ended October 31, 1997, one client contributed $13,069,000 or 11.5% of total sales. Accounts receivable from the client represented 4.4% of the total trade accounts receivable at October 31, 1997.

         For the year ended October 31, 1996, one client contributed $7,776,000 or 12.7% of total sales. Accounts receivable from the client represented 13.3% of the total trade accounts receivable at October 31, 1996.

         For the year ended October 31, 1995, three clients contributed $3,300,000, $2,061,000 and $1,347,000, respectively (an aggregate of
         $6,708,000 or 24.9% of total sales). Accounts receivable from these three clients represented 8.1% of the total trade accounts receivable at October 31, 1995.


10.  Related Party Transactions

     A director of the Company is a shareholder in a law firm that rendered various legal services to the Company. Fees paid to the law firm have not been significant.


11.  Income Taxes

     The components of income tax expense are as follows:

                                                                         Year ended October 31,

                                                                1997                1996               1995
                                                           --------------      --------------         ---------
     Current
         Federal                                               $2,282,603           $  48,000          $  10,000
         State and local                                          915,886             405,539             83,500
                                                             ------------           ---------         ----------

     Total income tax expense - current                        $3,198,489            $453,539          $  93,500
                                                               ==========            ========          =========


     The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

                                                                 1997                1996               1995
                                                               ----------          ----------         -------

     Tax at statutory rate                                         34.0%              34.0  %             34.0%
     State income taxes, net of  Federal
         income tax benefit                                         7.9                9.4                 5.8
     Net operating loss carry-overs                              (  1.9)           (  32.4  )          (  32.3)
     Other, net                                                     1.7                5.1                 2.4
                                                                 ------             ------              ------

                                                                   41.7%              16.1  %              9.9%
                                                                   ====              =====              ======

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


     Significant components of the Company's deferred tax assets at October 31, 1997 and 1996 are as follows:

                                                                                     1997                  1996
                                                                                 ------------           --------
         Deferred tax assets due to:
              Net operating loss carry-over                                    $                        $102,000
              Tax credit carry-over                                                                       73,100
              Depreciation of property and equipment                                                      20,000
              Allowance for doubtful accounts                                         132,000
                                                                                    ---------
                                                                                      132,000            195,100
         Less:  100% valuation allowance                                                                 195,100
                                                                                    ----------          ---------
         Total net deferred tax assets                                               $132,000           $
                                                                                     ========           =========

     The valuation allowance was decreased during 1997 and 1996 by $195,100 and $967,887, respectively, due to the utilization of net operating loss carry-overs and the reversal of temporary differences.


12.  Selected Quarterly Financial Information (Unaudited)

     Year Ended October 31, 1997

                                                                 Gross                            Net Income
                                                Sales             Profit          Net Income      Per Share (a)

     1st Quarter                             $  21,150,721     $  5,099,404       $   780,987               $.16
     2nd Quarter                                27,379,979        6,246,111           917,333                .18
     3rd Quarter                                28,009,367        6,918,940         1,205,928                .19
     4th Quarter                                37,419,026        8,862,290         1,573,185                .20
                                            --------------    -------------       -----------              -----

     Total                                    $113,959,093      $27,126,745        $4,477,433               $.68
                                              ============      ===========        ==========               ====


     Year Ended October 31, 1996

                                                                 Gross                            Net Income
                                                Sales            Profit           Net Income     Per Share (a)(b)

     1st Quarter                              $  9,776,507     $  1,790,629       $   501,863               $.15
     2nd Quarter                                13,785,626        2,473,426           386,736                .09
     3rd Quarter                                17,378,155        3,798,231           684,937                .14
     4th Quarter                                20,098,885        4,197,002           794,403                .16
                                              ------------    -------------      ------------              -----

     Total                                     $61,039,173      $12,259,288        $2,367,939               $.55
                                               ===========      ===========        ==========               ====

     (a) Total of quarterly amounts do not agree to the annual amount due to separate quarterly calculations of weighted average shares outstanding.

     (b) The net income for the year ended October 31, 1996 has been calculated after taking into account the effect of the then available net operating loss carryforward (NOL). Without giving effect to the NOL, the Company's earnings per share, on a fully taxed basis would have been $.38.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1997, 1996 and 1995


     13. Interest Expense, Net of Interest Income

         Interest expense, net of interest income consisted of the following:


                                                                1997                1996               1995
                                                           --------------      --------------     ---------

         Interest expense                                      ( $444,347)         ( $163,811)       ( $  38,158  )
         Interest income                                          259,702                 116            142,810
                                                                ---------        ------------          ---------

                                                               ( $184,645)         ( $163,695)          $104,652
                                                                 ========            ========           ========


14.  New Standards

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" ("EPS"), which is effective for financial statements issued after December 31, 1997. Once effective, the new standard eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Had the principles of Statement 128 been applied for the year ended October 31, 1997 and 1996, basic earnings per share would have been .74 and .56, respectively, and diluted earnings per share would have been .70 and .55, respectively.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management is currently evaluating the impact of the disclosure requirements of this statement.

15.  Subsequent Event (Unaudited)

     On January 5, 1998, the Company purchased Northern Technical Services, Inc. ("NTS"), a privately-held, provider of technical professional and information technology personnel. The purchase price was $3,125,000 plus $1,500,000 of contingent consideration in the form of a two year promissory note. The agreement provides for additional purchase consideration upon the attainment of certain earnings targets at the end of each twelve month period following the closing, for a period of two years. Any additional consideration paid will be recorded as additional purchase price. Revenues for the year ended November 30, 1997, provided by the management of NTS, were $12.6 million.

                          Independent Auditors' Report


Board of Directors
RCM Technologies, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of October 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

     We have also audited Schedules I, and II of RCM Technologies, Inc. and Subsidiaries as of and for each of the three years in the period ended October 31, 1997. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
December 12, 1997
(Except for Note 15 as to
which the date is January 5, 1998)

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                            October 31, 1997 and 1996

                                     ASSETS

                                                                                   1997                  1996
                                                                             ----------------         ----------

Current assets
     Cash                                                                       $      29,803      $       8,586
     Prepaid expenses and other assets                                                  1,601            132,663
                                                                                        -----            -------

         Total current assets                                                          31,404            141,249
                                                                                       ------            -------

Other assets
     Deposits                                                                           5,695              5,695
     Long-term receivables from affiliates                                         44,619,656         16,073,166
                                                                                   ----------         ----------

                                                                                   44,625,351         16,078,861

         Total assets                                                           $  44,656,755      $  16,220,110
                                                                                =  ==========      =  ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
     Accounts payable and accrued expenses                                             43,770
                                                                                       ------

Shareholders' equity
     Common stock                                                                     379,110            243,924
     Additional paid in capital                                                    40,877,540         17,161,105
     Retained earnings (accumulated deficit)                                        3,355,335      (   1,122,098  )
                                                                                    ---------          ---------
                                                                                   44,611,985         16,282,931
     Less: treasury stock                                                                                 62,821

     Total shareholders' equity                                                    44,611,985         16,220,110
                                                                                   ----------         ----------

     Total liabilities and shareholders' equity                                 $  44,656,755      $  16,220,110
                                                                                =  ==========      =  ==========












 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and
             subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
                   Years Ended October 31, 1997, 1996 and 1995





                                                               1997                1996                   1995
                                                         ----------------    ----------------         ----------

Operating expenses
     Administrative                                         $     166,110       $     139,280      $      31,780
                                                            -     -------       -     -------      -      ------

Operating loss                                              (     166,110)      (     139,280)     (      31,780  )
                                                                  -------             -------             ------


Other expense
     Non recurring charge                                   (     625,000)
     Miscellaneous expense                                                      (      10,261)     (       3,678  )
                                                                                       ------              -----
                                                            (     625,000)      (      10,261)     (       3,678  )
                                                                                       ------              -----

Loss before management fee income                           (     791,110)      (     149,541)     (      35,458  )

Management fee income                                             791,110             149,541             35,458
                                                                  -------             -------             ------

Income before income taxes

Income taxes

Income before income in subsidiaries

Equity in earnings in subsidiaries                              4,477,433           2,367,939            849,105
                                                                ---------           ---------            -------

Net income                                                  $   4,477,433       $   2,367,939      $     849,105
                                                            =   =========       =   =========      =     =======

















 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and
             subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                   Years Ended October 31, 1997, 1996 and 1995


                                                                  1997                1996               1995
                                                            ----------------    ----------------   ----------

Cash flows from operating activities:


Net income                                                  $   4,477,433       $   2,367,939      $     849,105
                                                            -   ---------       -   ---------      -     -------

Adjustments  to  reconcile   net  income  to  net  cash
provided  by  operating activities:

     Changes in operating assets and liabilities:
         Prepaid expenses and other assets                        131,062               2,274      (       2,625  )
         Accounts payable and accrued expenses                     43,770                          (      11,108  )

                                                                  174,832               2,274      (      13,733  )
                                                                  -------               -----             ------


     Net cash provided by operating activities                  4,652,265           2,370,213            835,372
                                                                ---------           ---------            -------

Cash flows from investing activities:

     Share in deficiency in assets of
         subsidiaries                                       (   4,477,433)      (   2,367,939)     (     849,105  )
     Decrease (increase) in long-term
         receivables from subsidiaries                      (  23,448,518)      (   1,025,065)             8,042
                                                               ----------           ---------              -----

     Net cash used in
          investing activities                              (  27,926,011)      (   3,393,004)     (     841,063  )
                                                               ----------           ---------            -------

Cash flows from financing activities:

     Sale of common stock                                      23,271,723           1,000,000

     Exercise of stock options                                     23,240              15,938
                                                                   ------              ------

     Net cash provided by financing activities                 23,294,963           1,015,938
                                                               ----------           ---------

Net increase (decrease) in cash and equivalents                    21,217       (       6,853)     (       5,691  )

Cash and equivalents at beginning of year                           8,586               1,733              7,424
                                                                    -----               -----              -----

Cash and equivalents at end of year                         $      29,803       $       8,586      $       1,733
                                                            =      ======       =       =====      =       =====





 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and
             subsidiaries are an integral part of these statements.

                                   SCHEDULE II

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   Years Ended October 31, 1997, 1996 and 1995





 Column A                        Column B                Column C                     Column D         Column E
----------                      ----------  ----------------------------------       ----------       ---------

                                                         Additions

                                Balance at        Charged to       Charged to                         Balance at
                                 Beginning        Costs and         Other                              End of
Description                     of Period          Expenses         Accounts         Deduction         Period


Year Ended October 31, 1997

Allowance for doubtful
 accounts on trade
 receivables                     $  76,000        $  324,581                          $  84,833        $ 315,748


Year Ended October 31, 1996

Allowance for doubtful
 accounts on trade
 receivables                     $  15,000         $  15,320                          $  76,320        $  76,000


Year Ended October 31, 1995

Allowance for doubtful
 accounts on trade
 receivables                     $  15,000         $  40,310                          $  40,310        $  15,000



                                  EXHIBIT INDEX


*             (10)(f)(2)  Amendment to Stock Option  Agreement  (pursuant to the
              1996 Executive  Stock Option Plan) between the Registrant and Leon
              Kopyt, effective as of March 18, 1997.

*  (10)(g)    Stock Option Agreement (pursuant to the 1996 Executive Stock Option Plan) between the Registrant and
              Barry Meyers dated June 21, 1997.

*  (10)(h)    Stock Option Agreement (pursuant to the 1996 Executive Stock Option Plan) between the Registrant and
              Martin Blaire dated June 21, 1997.

*  (10)(i)    Stock Option Agreement (pursuant to the 1996 Executive Stock Option Plan) between the Registrant and
              Stanton Remer dated June 21, 1997.

*  (10)(j)    Stock Option Agreement (pursuant to the 1996 Executive Stock Option Plan) between the Registrant and
              Norman S. Berson dated June 21, 1997.

*  (10)(k)    Stock Option Agreement (pursuant to the 1996 Executive Stock Option Plan) between the Registrant and
              Robert B. Kerr dated June 21, 1997.

*  (10)(l)    Stock Option Agreement (pursuant to the 1996 Executive Stock Option Plan) between the Registrant and
              Woodrow B. Moats, Jr. dated June 21, 1997.

*  (10)(l)(a) Stock Option Agreement (pursuant to the 1994 Nonemployee Director Stock Option Plan) between the Registrant and Woodrow B. Moats, Jr. dated June 21, 1997.


(11)     Computation of Earnings Per Share.

(21)     Subsidiaries

(24)(a)  Consent of Independent Certified Public Accountants.

(27)     Financial Data Schedule