Form 10-Q
period 1998-01-31
RCM TECHNOLOGIES INC
filed 1998-03-05
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998


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
YES   X           NO


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.


       CLASS
       Common Stock, $.05 par value                     7,634,131
                                               Outstanding as of March 5, 1998

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements


                                                                                                          Page
         Consolidated Balance Sheets as of January 31, 1998 (Unaudited)
         and October 31, 1997 (Audited)                                                                      3

         Unaudited Consolidated Statements of Income for the Three Month
         Periods Ended January 31, 1998 and 1997                                                             5

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Three Month Period Ended January 31, 1998                                            6

         Unaudited Consolidated Statements of Cash Flows for the Three
         Month Periods Ended January 31, 1998 and 1997                                                       7

         Notes to Unaudited Consolidated Financial Statements                                                9


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                          11


PART II - OTHER INFORMATION


     ITEM 6 -  Exhibits and Reports on Form 8-K                                                             16


     SIGNATURES                                                                                             17


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 1998 and October 31, 1997



                                     ASSETS


                                                                                  1998               1997
                                                                             --------------     ---------
                                                                                 (Unaudited)        (Audited)

Current  assets
     Cash and cash equivalents                                                  $     557,089      $     918,028
     Accounts receivable, net of allowance for doubtful accounts
         of $331,000 and $316,000 in 1998 and 1997, respectively                   26,476,435         24,850,304
     Prepaid expenses and other current assets                                        347,479            673,265
                                                                                      -------            -------

         Total current assets                                                      27,381,003         26,441,597
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           3,390,018          2,508,680
     Less: accumulated depreciation and amortization                                1,904,668          1,373,275
                                                                                    ---------          ---------

                                                                                    1,485,350          1,135,405
                                                                                    ---------          ---------


Other assets
     Deposits                                                                         102,847             94,149
     Intangible assets  (net of accumulated amortization
         of $989,797 and $804,640 in 1998 and 1997,
         respectively)                                                             29,493,114         26,411,445
                                                                                   ----------         ----------

                                                                                   29,595,961         26,505,594



         Total assets                                                           $  58,462,314      $  54,082,596
                                                                                =  ==========      =  ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      January 31, 1998 and October 31, 1997



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    1998               1997
                                                                                    ----               ----
                                                                                  (Unaudited)         (Audited)
Current liabilities
     Note payable - bank                                                        $   2,000,000      $   2,000,000
     Accounts payable and accrued expenses                                          1,619,559          1,315,937
     Accrued payroll                                                                4,193,615          4,501,502
     Taxes other than income taxes                                                  2,110,627            665,106
     Income taxes payable                                                           1,396,852            679,937
                                                                                    ---------            -------


          Total current liabilities                                                11,320,653          9,162,482
                                                                                   ----------          ---------


Income taxes payable                                                                  198,047            308,129
                                                                                      -------            -------


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 7,624,152 and
          7,582,206 shares issued in 1998 and
          1997, respectively                                                          381,208            379,110
     Additional paid-in capital                                                    41,429,670         40,877,540
     Retained earnings                                                              5,132,736          3,355,335
                                                                                    ---------          ---------

                                                                                   46,943,614         44,611,985



          Total liabilities and shareholders' equity                            $  58,462,314      $  54,082,596
                                                                                =  ==========      =  ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                                 Three Months Ended January 31,
                                                                                      1998            1997
                                                                                      ----            ----
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  37,232,243      $  21,150,721

Cost of services                                                                   28,080,004         16,051,317
                                                                                   ----------         ----------

Gross profit                                                                        9,152,239          5,099,404
                                                                                    ---------          ---------

Operating costs and expenses
     Selling, general and administrative                                            5,813,557          3,625,653
     Depreciation and amortization                                                    251,256            118,629
                                                                                      -------            -------
                                                                                    6,064,813          3,744,282
                                                                                    ---------          ---------

Operating income                                                                    3,087,426          1,355,122

Interest expense, net of interest income                                               39,332             84,801
                                                                                       ------             ------


Income before income taxes                                                          3,048,094          1,270,321

Income taxes                                                                        1,270,693            489,334
                                                                                    ---------            -------

Net income                                                                      $   1,777,401      $     780,987
                                                                                =   =========      =     =======


Net earnings per share                                                                   $.22               $.16
                                                                                         ====               ====



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       Three Months Ended January 31, 1998
                                   (Unaudited)











                                                                          Additional
                                                     Common   Stock        Paid-in            Retained
                                                 Shares         Amount     Capital            Earnings
                                                 ------         ------     -------            --------


Balance, October 31, 1997                       7,582,206     $ 379,110    $40,877,540        $3,355,335

Exercise of Stock Options                           7,100           356         49,931

Exercise of Warrants                               34,846         1,742        502,199

Net Income                                                                                     1,777,401
                                               ----------       -------     ----------         ---------


Balance, January 31, 1998                       7,624,152     $ 381,208    $41,429,670        $5,132,736
                                               ==========     =========    ===========        ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                      Three Months Ended January 31,
                                                                                      1998               1997
                                                                                      ----               ----
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:

     Net income                                                                 $   1,777,401      $     780,987
                                                                                -   ---------      -     -------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                                251,256            118,629
         Provision for losses on accounts
           receivable                                                                  15,000             81,000
         Changes in assets and liabilities:
           Accounts receivable                                                  (   1,641,131)           278,442
           Prepaid expenses and other
             current assets                                                           325,786      (     246,776  )
           Accounts payable and accrued expenses                                      303,622      (      76,269  )
           Accrued payroll                                                      (     307,887)     (     215,376  )
           Taxes other than income taxes                                            1,445,521            227,921
           Income taxes payable                                                       606,833            162,914
                                                                                      -------            -------

     Total adjustments                                                                999,000            330,485
                                                                                      -------            -------


Net cash provided by operating activities                                           2,776,401          1,111,472
                                                                                    ---------          ---------




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                   Three Months Ended January 31,
                                                                                      1998               1997
                                                                                      ----               ----
                                                                                  (Unaudited)        (Unaudited)
Cash flows from investing activities:
     Increase in intangible assets                                              ($    141,826)     ($    137,272  )
     Property and equipment acquired                                            (     416,044)     (      80,546  )
     Increase in deposits                                                       (       8,698)     (       4,333  )
     Cash paid for acquisitions,
       net of cash acquired                                                     (   3,125,000)     (   5,012,394  )
                                                                                    ---------          ---------

     Net cash used in investing activities                                      (   3,691,568)     (   5,225,879  )
                                                                                    ---------          ---------

Cash flows from financing activities:
     Exercise of stock options and warrants                                           554,228
     Net borrowings under short term debt arrangements                                                 4,253,364
     Repayments of long term debt                                                                  (      20,090  )
                                                                                                          ------

     Net cash provided by financing activities                                        554,228          4,233,274
                                                                                      -------          ---------

Net increase (decrease) in cash and cash equivalents                            (     360,939)           118,867

Cash and cash equivalents at beginning of period                                      918,028              5,989
                                                                                      -------              -----

Cash and cash equivalents at January 31,                                        $     557,089      $     124,856
                                                                                =     =======      =     =======


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $      55,114      $      90,189
       Income taxes                                                             $     663,860      $     197,438
       Acquisitions:
         Fair value of assets acquired                                          $   4,440,881      $
         Liabilities assumed                                                        1,315,881
                                                                                    ---------

         Cash paid, net of cash acquired                                        $   3,125,000      $
                                                                                =   =========      =


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1997. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Acquisition

     On January 5, 1998, the Company purchased Northern Technical Services, Inc. ("NTS"), a privately-held, provider of technical professional and information technology personnel. The purchase price was $3,125,000 plus $1,500,000 of contingent consideration payable over two years. The agreement provides for additional purchase consideration upon the attainment of certain earnings targets at the end of each twelve month period following the closing, for a period of two years. Any additional consideration paid will be recorded as additional purchase price. Revenues for the year ended November 30, 1997, provided by the management of NTS, were $12.6 million.

     On February 27, 1998, the Company purchased Staffworks, Inc. ("Staffworks"), a privately-held, provider of technical professional and information technology personnel. The purchase price was $3,000,000 plus $2,000,000 of contingent consideration payable over three years. The agreement provides for additional purchase consideration upon the attainment of certain earnings targets at the end of each twelve month period following the closing, for a period of three years. Any additional consideration paid will be recorded as additional purchase price. Current annualized revenues provided by the management of Staffworks, is approximately $12.0 million.

     The following unaudited results of operations have been prepared assuming that all acquisitions which have occurred since November 1, 1996 had occurred at the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                                                   Three Months Ended January 31,
                                                                                        1998             1997
                                                                                        ----             ----
       Revenues                                                                   $  39,371,000    $  30,834,000

       Operating income                                                           $   3,242,000    $   2,210,000

       Net income                                                                 $   1,848,000    $   1,050,000

       Earnings per common share                                                           $.23             $.21

3.   Earnings Per Share

       Earnings per share is based on the weighted average number of common shares outstanding during the periods presented. For the three months ended January 31, 1998 and 1997, the weighted average number of shares outstanding was 8,177,283 and 4,970,620, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   Interest Expense

       Interest expense for the three months ended January 31, 1998 and 1997 was $55,114 and $90,189, respectively.

5.   Reclassification

       Certain items in the 1997 Statement of Income have been reclassified to conform to 1998 financial statement presentation.

6.   New Accounting Standard

       On November 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior period earnings per share calculations have been restated to reflect the adoption of SFAS 128.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Private Securities Litigation Reform Act Safe Harbor Statement

When used in or incorporated by reference into this Report, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Certain of these factors have been identified within the Company's various Reports, Registration Statements and other filings previously made with the SEC.


Overview

The Company provides contract and temporary personnel in the information technology, professional engineering and technical, specialty healthcare and general support sectors of the staffing industry to a diversified base of national, regional and local customers.

The Company's business and strategy have changed dramatically since its inception in 1971. From 1992 through 1994, current management repositioned its core staffing business to improve profitability and to take advantage of consolidating market dynamics. Significant revenue growth began in Fiscal 1995 as the Company implemented a growth strategy that since then has resulted in the acquisition of twelve businesses in the staffing industry. These acquisitions shifted the Company's business toward the higher margin information technology and specialty healthcare sectors. During this time, the Company also elected to discontinue providing certain lower margin general support services. General support services, which from Fiscal 1992 to Fiscal 1994 accounted for approximately 51.0% of the Company's revenues, decreased as a percentage of the Company's revenues to 14.7% during the three months ended January 31, 1998. Correspondingly, revenues from the Company's specialty professional services accounted for 85.3% of the Company's revenues during the three months ended January 31, 1998. Prior to implementation of its growth strategy, in Fiscal 1994 the Company's revenues and operating income for the three months ended January 31, 1994, were $6.8 million and $216,000, respectively. The Company's revenues and operating income for the three months ended January 31, 1998, were $37.2 million and $3.1 million, respectively. On a pro forma basis, after giving effect to the acquisitions that occurred during Fiscal 1997 and the three months ended January 31, 1998, as if they had occurred on November 1, 1997, the Company's revenues and operating income would have increased to $39.4 million and $1.8 million, respectively.

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

and administrative expenses consist primarily of salaries and benefits of personnel responsible for operating activities and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's acquisition program and corporate marketing, administrative and reporting responsibilities. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates principally to the goodwill resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill estimated at $30.4 million which is being amortized over a 40 year period currently resulting in amortization expense aggregating approximately $762,000 annually.


Liquidity and Capital Resources

Operating activities provided $2.8 million and $1.1 million of cash during the three months ended January 31, 1998 and 1997, respectively. The change was primarily attributable to an increase in accounts receivable which was partially offset by increased levels of profitability, income taxes payable and withheld payroll taxes and depreciation and amortization associated with the acquisitions that were completed during Fiscal 1997 and the three months ended January 31, 1998.

Investing activities utilized $3.7 million and $5.2 million in the three months ended January 31, 1998 and 1997, respectively. During three months ended January 31, 1998, the Company purchased one staffing company which required the use of $3.1 million in cash. During three months ended January 31, 1997, the Company purchased one staffing company which required the use of $4.5 million in cash.

Financing activities provided $554,000 and $4.2 million for three months ended January 31, 1998 and 1997, respectively. The Company has historically funded its capital requirements with cash generated from operations and advances under its outstanding credit facility. On June 13, 1997, the Company completed a public offering of 2,875,000 shares of Common Stock, of which, 2,698,187 shares were offered and sold by the Company and 176,813 shares were offered by certain selling stockholders ("the Public Offering"). The Public Offering was undertaken pursuant to the terms of a Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on March 21, 1997 and a final Prospectus dated June 10, 1997. The net proceeds to the Company after offering costs was $23,271,723. The Company at January 31, 1998, had approximately $557,000 million in cash and approximately $12.7 million in loan availability on its revolving line of credit. The net offering proceeds through January 31, 1998, have been used to retire bank debt and fund acquisitions (requiring $15.6 million). On February 25, 1998, the Company completed the acquisition of Staffworks, Inc. which required the use of $3.1 million of loan availability on its revolving line of credit.

On December 19, 1996, the Company and its subsidiaries entered into an amended and restated loan agreement with Mellon Bank, N.A. for providing a credit facility of up to $20.0 million (the "Revolving Credit Facility") which expires on June 30, 1999. The Revolving Credit Facility is collateralized by accounts receivable, contract rights and furniture and fixtures together with unlimited guarantees from the Company. The Revolving Credit Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants with respect to net income, effective net worth, working capital, senior indebtedness to effective net worth ratios, capital expenditures, current assets to current liabilities ratios, consolidated working capital and consolidated tangible net worth. At January 31, 1998, the Company and its subsidiaries were in compliance with all financial covenants contained within the Revolving Credit Facility.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Borrowings under the Revolving Credit Facility are to be used to meet cash flow requirements for the subsidiaries as well as operating expenses for the Company. Borrowings under the Revolving Credit Facility bear interest at the Company's option, at LIBOR (London Interbank Offered Rate) or the bank's prime rate, plus applicable margin.

The Company anticipates that its primary uses of capital in future periods will be for acquisitions and the funding of increases in accounts receivables. The Company has fully utilized the net proceeds made available through the Public Offering. Accordingly, funding for further acquisitions will be derived from the Revolving Credit Facility, funds generated through operations, or future financing transactions.

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

The Company may derive up to approximately $2.3 million of proceeds from the issuance of up to approximately 157,000 shares of Common Stock that may occur upon the exercise of all of its outstanding Class C Warrants. At March 5, 1998, there were 562,584 Class C Warrants outstanding. The Class C Warrants were issued in a public offering undertaken by the Company during 1989, and after several extensions, are scheduled to expire on April 30, 1998. As adjusted by a subsequent recapitalization of the Company, each five Class C Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $15.00. As of March 5, 1998, the Company had received $672,000 from the exercise of the Class C Warrants.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1997


                                                                   Three Months Ended January 31,
                                                                1998                              1997
                                                                ----                              ----
                                                                         % Of                            % Of
                                                        Amount           Revenue         Amount          Revenue
                                                        ------           -------         ------          -------

Revenues                                             $  37,232,243         100.0%     $  21,150,721        100.0  %
Cost of services                                        28,080,004          75.4         16,051,317         75.9
Gross profit                                             9,152,239          24.6          5,099,404         24.1
Selling, general and administrative                      5,813,557          15.6          3,625,653         17.1
Depreciation and amortization                              251,256            .7            118,629           .6
Operating income                                         3,087,426           8.3          1,355,122          6.4
Interest expense, net of interest income                    39,332            .1             84,801           .4
Income before income taxes                               3,048,094           8.2          1,270,321          6.0
Income taxes                                             1,270,693           3.4            489,334          2.3
Net income                                           $   1,777,401           4.8%     $     780,987          3.7  %

Earnings per share                                            $.22                             $.16
                                                              ====                             ====


REVENUES. Revenues increased 76.0%, or $16.1 million, for the three months ended January 31, 1998 as compared to the comparable prior year period. The increase was due to the acquisition of five companies during Fiscal 1997 and one company during the three months ended January 31, 1998 along with strong internal growth. The pro forma internal growth rate (as if all acquisitions occurred as of November 1, 1996) for the three months ended January 31, 1998 was 27.7%.

COST OF SERVICES. Cost of services increased 75.0%, or $12.0 million, for the three months ended January 31, 1998 as compared to the equivalent prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 75.4% for the three months ended January 31, 1998 from 75.9% for the comparable prior year period. This decline was primarily due to a greater percentage of the Company's revenues being derived from specialty staffing services.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 60.3%, or $2.2 million, for the three months ended January 31, 1998 as compared to the comparable prior year period. This increase resulted from the change in the mix of the business during the three months ended January 31, 1998, which required higher marketing, sales, recruiting and administrative expenses than the comparable prior year period. Selling, general and administrative expenses as a percentage of revenues decreased to 15.6% for the three months ended January 31, 1998 from 17.1% in the comparable prior year period, primarily attributable to the sharing of administrative overhead over a larger revenue base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 111.8%, or $133,000, for the three months ended January 31, 1998 as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred after the first quarter of fiscal 1997.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended January 31, 1998 Compared to
     Three Months Ended January 31, 1997 - (Continued)

INTEREST EXPENSE, NET OF INTEREST INCOME. Actual interest expense of $55,000 for three months ended January 31, 1998, was partially offset by $16,000 of interest income, that was earned from the investment in interest bearing deposits of the net proceeds of the Company's recent public offering, after the retirement of bank debt. Interest expense decreased 38.9%, or $35,100, for three months ended January 31, 1998 as compared to the comparable prior year period. This decrease was due to the decreased borrowings necessary to provide the funds for working capital.

INCOME TAX. Income tax expense increased 159.7%, or $781,000, for the three months ended January 31, 1998 as compared to the comparable prior year period. This increase was due to increased levels of income and an increase in the effective tax rate from 38.5% to 41.7%. The increase in the effective tax rate was primarily due to the non deductibility of goodwill amortization.

                                     PART II

                                OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11         Computation of earnings per share.

              27         Financial Data Schedule.

              27a        Restated Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company did not file a report of Form 8-K during the period ended January 31, 1998.

                             RCM TECHNOLOGIES, INC.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  RCM Technologies, Inc.

                                  (Registrant)






Date:  March 5, 1998              By:/s/ Stanton Remer
                                  -----------------
                                  Stanton Remer
                                  Chief Financial Officer,
                                    (Principal Accounting Officer)
                                    Treasurer, Secretary and Director

                                   EXHIBIT 11

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                  Three Months Ended January 31, 1998 and 1997





                                                                                 1998                1997
                                                                                 ----                ----

Diluted earnings
     Net income applicable to common stock                                 $   1,777,401       $     780,987
                                                                           =   =========       =     =======


    Shares
     Weighted average number of shares
       outstanding                                                             7,593,447           4,815,676
     Common stock equivalents                                                    583,836             146,865
                                                                                 -------             -------

     Total                                                                      8,177,283          4,962,541
                                                                           ==============          =========


Diluted earnings per common share                                                   $.22                $.16
                                                                                    ====                ====


Basic earnings

     Net income applicable to common stock                                 $   1,777,401       $       780,987
                                                                           =============       ===============


   Shares
     Weighted average number of shares
     outstanding                                                                7,593,447          4,815,676
                                                                           ==============      =============



Basic earnings per common share                                                      $.23               $.16
                                                                                     ====               ====