Form 10-Q
period 1998-04-30
RCM TECHNOLOGIES INC
filed 1998-06-09
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998


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
YES   X           NO


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.


  CLASS                                         10,445,590
  Common Stock, $0.05 par value               Outstanding as of June 9, 1998

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                                                          Page
         Consolidated Balance Sheets as of April 30, 1998 (Unaudited)
         and October 31, 1997 (Audited)                                                                     3

         Unaudited Consolidated Statements of Income for the Six Month
         Periods Ended April 30, 1998 and 1997                                                              5

         Unaudited Consolidated Statements of Income for the Three Month
         Periods Ended April 30, 1998 and 1997                                                              6

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Six Month Period Ended April 30, 1998                                               7

         Unaudited Consolidated Statements of Cash Flows for the Six
         Month Periods Ended April 30, 1998 and 1997                                                        8

         Notes to Unaudited Consolidated Financial Statements                                              10


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                         13


PART II - OTHER INFORMATION

     ITEM 4  - Submission of Matters to a Vote of Security Holders                                         18


     ITEM 6 -  Exhibits and Reports on Form 8-K                                                            19


     SIGNATURES                                                                                            20



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 1998 and October 31, 1997



                                     ASSETS


                                                                                       1998               1997
                                                                                   -------------     ---------
                                                                                   (Unaudited)        (Audited)

Current  assets
     Cash and cash equivalents                                                  $     424,042      $     918,028
     Accounts receivable, net of allowance for doubtful accounts
         of $356,000 and $316,000 in 1998 and 1997, respectively                   31,177,039         24,850,304
     Prepaid expenses and other current assets                                      1,017,420            673,265
                                                                                    ---------            -------

         Total current assets                                                      32,618,501         26,441,597
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           3,825,413          2,508,680
     Less: accumulated depreciation and amortization                                2,024,160          1,373,275
                                                                                    ---------          ---------

                                                                                    1,801,253          1,135,405
                                                                                    ---------          ---------


Other assets
     Deposits                                                                         107,650             94,149
     Intangible assets  (net of accumulated amortization
         of $1,229,300 and $804,640 in 1998 and 1997,
         respectively)                                                             37,208,703         26,411,445
                                                                                   ----------         ----------

                                                                                   37,316,353         26,505,594



         Total assets                                                           $  71,736,107      $  54,082,596
                                                                                =  ==========      =  ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       April 30, 1998 and October 31, 1997



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    1998               1997
                                                                                  (Unaudited)         (Audited)
Current liabilities
     Note payable - bank                                                        $  10,062,903      $   2,000,000
     Accounts payable and accrued expenses                                          3,638,488          1,315,937
     Accrued payroll                                                                4,351,896          4,501,502
     Taxes other than income taxes                                                  2,136,507            665,106
     Income taxes payable                                                             567,943            679,937
                                                                                      -------            -------


          Total current liabilities                                                20,757,737          9,162,482
                                                                                   ----------          ---------


Income taxes payable                                                                   85,305            308,129
                                                                                       ------            -------


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 7,741,130 and
          7,582,206 shares issued in 1998 and
          1997, respectively                                                          387,056            379,110
     Additional paid-in capital                                                    43,154,522         40,877,540
     Retained earnings                                                              7,351,487          3,355,335
                                                                                    ---------          ---------

                                                                                   50,893,065         44,611,985



          Total liabilities and shareholders' equity                            $  71,736,107      $  54,082,596
                                                                                =  ==========      =  ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                                     Six Months Ended April 30,
                                                                                      1998            1997
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  86,174,418      $  48,530,700

Cost of services                                                                   65,414,594         37,185,185
                                                                                   ----------         ----------

Gross profit                                                                       20,759,824         11,345,515
                                                                                   ----------         ----------

Operating costs and expenses
     Selling, general and administrative                                           13,140,370          7,943,838
     Depreciation and amortization                                                    593,006            238,081
                                                                                      -------            -------
                                                                                   13,733,376          8,181,919
                                                                                   ----------          ---------

Operating income                                                                    7,026,448          3,163,596

Interest expense                                                                      190,624            262,667
                                                                                      -------            -------


Income before income taxes                                                          6,835,824          2,900,929

Income taxes                                                                        2,839,672          1,202,609
                                                                                    ---------          ---------

Net income                                                                      $   3,996,152      $   1,698,320
                                                                                =   =========      =   =========


Basic earnings per share                                                                 $.52               $.35

Weighted average number of common
  shares outstanding                                                                7,631,729          4,815,947

Diluted earnings per share                                                               $.48               $.34

Weighted average number of common
  and common equivalent shares
  outstanding                                                                       8,288,012          4,930,818

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                                  Three Months Ended April 30,
                                                                                   1998               1997
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  48,942,175      $  27,379,979

Cost of services                                                                   37,334,590         21,133,868
                                                                                   ----------         ----------

Gross profit                                                                       11,607,585          6,246,111
                                                                                   ----------          ---------

Operating costs and expenses
     Selling, general and administrative                                            7,326,813          4,323,573
     Depreciation and amortization                                                    341,750            119,452
                                                                                      -------            -------
                                                                                    7,668,563          4,443,025
                                                                                    ---------          ---------

Operating income                                                                    3,939,022          1,803,086

Interest expense                                                                      151,292            172,478
                                                                                      -------            -------


Income before income taxes                                                          3,787,730          1,630,608

Income taxes                                                                        1,568,979            713,275
                                                                                    ---------            -------

Net income                                                                      $   2,218,751      $     917,333
                                                                                =   =========      =     =======


Basic earnings per share                                                                 $.29               $.19

Weighted average number of common
  shares outstanding                                                                7,651,347          4,816,176

Diluted earnings per share                                                               $.27               $.18

Weighted average number of common
  and common equivalent shares
  outstanding                                                                       8,307,630          4,961,321


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended April 30, 1998
                                   (Unaudited)











                                                                          Additional
                                                   Common      Stock      Paid-in           Retained
                                                   Shares      Amount     Capital             Earnings


Balance, October 31, 1997                        7,582,206    $ 379,110    $40,877,540        $3,355,335

Exercise of Stock Options                           10,175          509         72,013

Exercise of Warrants                               148,749        7,437      2,204,969

Net Income                                                                                     3,996,152



Balance, April 30, 1998                          7,741,130    $ 387,056    $43,154,522        $7,351,487
                                                ==========    =========    ===========        ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                    Six Months Ended April 30,
                                                                                      1998               1997
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:

     Net income                                                                 $   3,996,152      $   1,698,320
                                                                                -   ---------      -   ---------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                                593,006            238,081
         Provision for losses on accounts
           receivable                                                                  40,000            120,000
         Changes in assets and liabilities:
           Accounts receivable                                                  (   6,366,735)     (   3,911,491  )
           Prepaid expenses and other
             current assets                                                     (     344,155)     (     115,569  )
           Accounts payable and accrued expenses                                    2,322,551      (     303,457  )
           Accrued payroll                                                      (     149,606)     (      58,687  )
           Taxes other than income taxes                                            1,471,401            668,701
           Income taxes payable                                                 (     334,818)           462,486
                                                                                      -------            -------

     Total adjustments                                                          (   2,768,356)     (   2,899,936  )
                                                                                    ---------          ---------


Net cash provided by (used in) operating activities                                 1,227,795      (   1,201,616  )
                                                                                    ---------          ---------


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                     Six Months Ended April 30,
                                                                                      1998               1997
                                                                                  (Unaudited)        (Unaudited)
Cash flows from investing activities:
     Increase in intangible assets                                              ($    260,515)     ($    198,890  )
     Property and equipment acquired                                            (     386,044)     (     224,279  )
     Decrease (Increase) in deposits                                            (      13,501)             3,132
     Cash paid for acquisitions,
       net of cash acquired                                                     (  11,409,553)     (   5,594,339  )
                                                                                   ----------          ---------

     Net cash used in investing activities                                      (  12,069,613)     (   6,014,376  )
                                                                                   ----------          ---------

Cash flows from financing activities:
     Exercise of stock options and warrants                                         2,284,928              1,094
     Net borrowings under short term debt arrangements                              8,062,903          7,243,883
                                                                                    ---------          ---------

     Net cash provided by financing activities                                     10,347,831          7,244,977
                                                                                   ----------          ---------

Net increase (decrease) in cash and cash equivalents                            (     493,986)            28,985

Cash and cash equivalents at beginning of period                                      918,028              5,989
                                                                                      -------              -----

Cash and cash equivalents at April 30,                                          $     424,042      $      34,974
                                                                                =     =======      =      ======


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $     190,624      $     262,667
       Income taxes                                                                 3,042,491            740,122

       Acquisitions
         Fair value of assets acquired                                             14,307,108          6,223,325
         Liabilities assumed                                                        2,897,555            628,986
                                                                                    ---------            -------

         Cash paid, net of cash acquired                                        $  11,409,553      $   5,594,339
                                                                                =  ==========      =   =========


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1997. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the six months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.
2.   Sale of Common Stock

On June 3, 1998, the Company completed a public offering of 2,700,000 shares of its Common Stock, of which, 2,509,980 shares were sold by the Company and 190,020 shares were sold by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration Statement on Form S-3 originally filed with the Securities and Exchange Commission on April 29, 1998 and a final Prospectus dated May 29, 1998. The net proceeds to the Company after estimated offering costs was approximately $50,000,000. The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders.

3.   Acquisition

On January 4, 1998, the Company purchased all of the outstanding stock of Northern Technical Services, Inc. ("NTS"), a Milwaukee, Wisconsin-based, provider of information technology and professional engineering staffing services, for a purchase price consisting of: (i) $3.1 million in cash; (ii) $1.5 million of contingent consideration, payable over two years upon attaining certain earnings targets; and (iii) additional consideration to the extent that during the two year period, NTS exceeds the earnings targets. Any additional consideration paid will be recorded as additional purchase price. NTS generated revenue of approximately $12.6 million during the fiscal year prior to the date of acquisition.

On February 2, 1998, the Company purchased all of the outstanding stock of Staffworks, Inc. ("Staffworks"), a Stanhope, New Jersey-based provider of information technology staffing services, for a purchase price consisting of:
(i) $3.0 million in cash; (ii) $2.0 million of contingent consideration, payable over three years upon attaining certain earnings targets; and (iii) additional consideration to the extent that during the three year period, Staffworks exceeds the earnings targets. Any additional consideration paid will be recorded as additional purchase price. Staffworks generated revenue of approximately $12.6 million during the fiscal year prior to the date of acquisition.

On February 2, 1998, the Company acquired all of the outstanding stock of Global Technology Solutions ("Global"), a Sacramento, California-based provider of information technology staffing services, for a purchase price consisting of:
(i) $3.7 million in cash; (ii) $2.0 million of contingent consideration payable over two years upon attaining certain earnings targets; and (iii) additional consideration to the extent that during the two year period, Global exceeds the earnings targets. Any additional consideration paid will be recorded as additional purchase price. Global generated revenues of approximately $5.5 million during the fiscal year prior to the date of acquisition.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.   Acquisition - (Continued)

                                                       Six Months Ended                  Three Months Ended
                                                          April 30,                          April 30,
                                                     1998             1997              1998             1997
                                               ---------------- ----------------  ---------------- ----------

       Revenues                                $  93,533,000    $  62,543,000     $  48,972,000    $  41,702,000

       Operating income                            7,672,000        4,713,000         3,939,000        3,182,000

       Net income                                  4,265,000        2,271,000         2,219,000        1,435,000

       Diluted earnings per share                       $.51             $.46              $.27             $.29

4.   Stock Options

On April 23, 1998, the shareholders of the Company approved amendments to the 1992 Incentive Stock Option Plan (the "1992 Option Plan") and the 1994 Non-Employee Director Stock Option Plan (the "Director Option Plan"). The amendments increase the number of shares of the Company's common stock issuable under the 1992 Option Plan by 400,000 shares to 500,000 shares and increase the number of shares issuable under the Director Option Plan by 100,000 shares to 180,000 shares.

     Transactions related to all stock options during the six months ended April
30, 1998 are as follows:

     Outstanding options, beginning of period.........................................  1,087,400
     Granted..........................................................................    130,000
     Forfeited........................................................................(   103,350)
     Exercised........................................................................(    10,175)
     Outstanding options, end of period...............................................  1,103,875

     Exercisable options .............................................................    695,925
                                                                                       ==========

     Option grant price per share.....................................................      $1.25
                                                                                        to $14.50

5.   Earnings Per Share

On November 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, and warrants) outstanding during the periods using the treasury stock method. Following is a reconciliation of the shares used to compute basic and diluted earnings per share:

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.   Earnings Per Share - (Continued)

                                                      Six Months Ended                   Three Months Ended
                                                          April 30,                          April 30,
                                                     1998             1997              1998             1997
                                               ---------------- ----------------  ---------------- ----------
     Weighted average number of shares
       outstanding used to compute basic
       earnings per share                          7,631,729        4,815,947         7,651,347        4,816,176

     Dilutive effect of stock options
       and warrants                                  656,283          114,871           656,283          145,145
                                                     -------          -------           -------          -------

     Number of shares used to compute
       diluted earnings per share                  8,288,012        4,930,818         8,307,630        4,961,321
                                                   =========        =========         =========        =========


6.   Accounts Payable and accrued expenses

     Accounts payable at April 30, 1998 and
       October 31, 1997 consists of the following

                                                   April 30,       October 31,
                                                       1998             1997

       Accounts payable                            1,734,343        1,315,937
       Funds due sellers (1)                       1,904,145
                                                   ---------        ---------
                                                   3,638,488        1,315,937


       (1) Represents funds due to shareholders of acquired companies.

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


Overview

The Company is a multi-regional provider of information technology and other professional staffing services though its 41 branch offices located in 17 states.

The Company's business and strategy have changed dramatically since its inception in 1971. From 1992 through 1994, current management repositioned its core staffing business to improve profitability and to take advantage of consolidating market dynamics. Significant revenue growth began in Fiscal 1995 as the Company implemented a growth strategy that since then has resulted in the acquisition of thirteen businesses in the staffing industry. These acquisitions shifted the Company's business toward the higher margin information technology and specialty healthcare sectors. During this time, the Company also elected to discontinue providing certain lower margin general support services. General support services, which from Fiscal 1992 to Fiscal 1994 accounted for approximately 51.0% of the Company's revenues, decreased as a percentage of the Company's revenues to 13.1% during the six months ended April 30, 1998. Correspondingly, revenues from the Company's specialty professional services accounted for 86.9% of the Company's revenues during the six months ended April 30, 1998.

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

The majority of the Company's services are provided under purchase orders. Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary. Contracts, although they normally relate to longer-term and more complex engagements, generally do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days notice. Revenues are recognized when services are provided.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview - (Continued)

Costs of services consist primarily of salaries and compensation-related expenses for billable staffing personnel, including payroll taxes, employee benefits, worker's compensation and other insurance. Principally all of the billable personnel are treated by the Company as employees. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for operating activities and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the company's acquisition program and corporate marketing, administrative and reporting responsibilities. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates principally to the goodwill resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill which is being amortized over 40-year periods.

Liquidity and Capital Resources

To support its acquisition program and related working capital requirements, the Company has historically used borrowings under its Revolving Credit Facility and proceeds from offerings of Common Stock. On June 13, 1997, the Company completed a public offering which raised $23.3 million in proceeds for the Company. The net offering proceeds through April 30, 1998, have been used to fund acquisitions and retire bank debt. During February 1998, the Company completed the acquisition of two companies which required the use of $6.7 million of loan availability under the Revolving Credit Facility. At April 30, 1998, the Company had approximately $424,000 in cash and approximately $10.0 million in unused loan availability under the Revolving Credit Facility.

On June 3,1998, the Company completed a public offering of 2,700,000 shares of Common Stock, of which 2,509,980 shares were sold by the Company and 190,020 were sold by certain selling stockholders. The proceeds to the Company net of estimated offering costs was approximately $50 million.

Cash provided by operating activities was $1.2 million for the six months ended April 30, 1998 compared to a use of cash of $1.2 million for the six months ended April 30, 1997. The increase of $2.4 million was the result of the increase of $2.6 million in net income before depreciation and amortization and other non-cash charges and a decrease of $200,000 from changes in working capital, primarily an increase in accounts payable and taxes other than income taxes which was in turn offset by an increase in accounts receivable.

Cash used in investing activities for the six months ended April 30, 1998 was $12.1 million compared to $6.0 million for the six months ended April 30, 1997. This increase was principally the result of larger acquisitions completed by the Company during the six months ended April 30, 1998 as compared to those acquisitions completed during the six months ended April 30, 1997.

Cash provided by financing activities for the six months ended April 30, 1998 was $10.3 million compared to $7.2 million for the six months ended April 30, 1997. This increase was principally the result of proceeds from the exercise of stock warrants, and borrowings under the Company's Revolving Credit Facility. The increase in cash for the six months ended April 30, 1997 represented a net increase in borrowings under the Company's Revolving Credit Facility.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

On December 19, 1996, the Company and its subsidiaries entered into an amended and restated loan agreement with Mellon Bank, N.A. to provide the Revolving Credit Facility. The Revolving Credit Facility is secured by accounts receivable, contract rights and furniture and fixtures together with unlimited guarantees from the Company. The Revolving Credit Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants with respect to net income, effective net worth, working capital, senior indebtedness to effective net worth ratios, capital expenditures, current assets to current liabilities ratios, consolidated working capital and consolidated tangible net worth. At October 31, 1997 and April 30, 1998, the Company and its subsidiaries were in compliance with all financial covenants contained within the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility are to be used to meet cash flow requirements for the Company's subsidiaries as well as operating expenses for the Company. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at LIBOR (London Interbank Offered Rate) or the bank's prime rate, plus applicable margin. At October 31, 1997 and April 30, 1998 there was approximately $14.0 million and $10.0 million, respectively, of unused loan availability under the Revolving Credit Facility. The Company utilized approximately $8.0 million of the net proceeds from its June 3, 1998 Offering to pay down the Revolving Credit Facility which had a balance of approximately $10.0 million as of June 3, 1998, although the Company does intend to draw on this line as needed in the future.

The Company anticipates that its primary uses of capital in future periods will be for acquisitions and the funding of increases in working capital. The
Company's business strategy is to achieve growth both internally through operations and externally through strategic acquisitions. The Company's liquidity and capital resources may be affected in the future as the Company continues to grow through implementation of this strategy which may involve acquisitions facilitated through the use of cash and/or debt and equity securities. Funding for future acquisitions will be obtained from the proceeds of the June 3, 1998 Offering, the Revolving Credit Facility, funds generated through operations and future financing transactions.

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

During the six months ended April 30, 1998, the Company derived $2.2 million of proceeds from the issuance of 148,749 shares of Common Stock upon the exercise of its Class C Warrants (the "Warrants") at an effective exercise price of $15.00 per share. The Warrants were issued in a public offering undertaken by the Company during 1989, and after several extensions, expired on April 30, 1998.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Results of Operations - Six Months Ended April 30, 1998, Compared to Six Months Ended April 30, 1997

                                                                                     Six Months Ended April 30,
                                                                                       1998              1997

Revenues                                                                        $  86,174,418      $  48,530,700
Cost of services                                                                   65,414,594         37,185,185
Gross profit                                                                       20,759,824         11,345,515
Selling, general and administrative                                                13,140,370          7,943,838
Depreciation and amortization                                                         593,006            238,081
Operating income                                                                    7,026,448          3,163,596
Interest expense                                                                      190,626            262,667
Income before income taxes                                                          6,835,824          2,900,929
Income taxes                                                                        2,839,672          1,202,609
Net income                                                                          3,996,152          1,698,320
Diluted earnings per share                                                               $.48               $.34

Revenues. Revenues increased 77.6%, or $37.6 million, for the six months ended April 30, 1998 as compared to the comparable prior-year period. Of this increase, approximately $25.0 million was attributable to revenue growth through acquisitions made during Fiscal 1997 and the six months ended April 30, 1998, and approximately $12.6 million was attributable to internal growth. For the six months ended April 30, 1998 internal growth was 38.7% for the Professional Engineering and Information Technology groups and 26.0% for the Company as a whole.

Cost of Services. Cost of services increased 75.9%, or $28.2 million, for the six months ended April 30, 1998 as compared to the comparable prior-year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 75.9% for the six months ended April 30, 1998, from 76.6% for the comparable prior-year period. This improvement was primarily due to a greater percentage of the Company's revenues being derived from specialty staffing services.

Selling, General and Administrative. Selling, general and administrative expenses increased 65.4%, or $5.2 million, for the six months ended April 30, 1998, as compared to the comparable prior-year period. This increase was primarily due to selling, general and administrative expenses associated with increased revenues during the six months ended April 30, 1998, as compared to the comparable prior-year period. Selling, general and administrative expenses as a percentage of revenues decreased to 15.2% for the six months ended April 30, 1998, from 16.4% in the comparable prior-year period, primarily attributable to the sharing of administrative overhead over a larger revenue base.

Depreciation and Amortization. Depreciation and amortization increased 149.1%, or $355,000, for the six months ended April 30, 1998, as compared to the comparable prior-year period. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisitions that occurred after April 30, 1997.

Interest Expense. Actual interest expense of $207,000, for the six months ended April 30, 1998, was partially offset by $16,000 of interest income, which was earned from the investment in interest-bearing deposits of the net proceeds of the Company's public offering in June 1997, after the repayment of bank debt. Interest expense decreased 21.4%, or $56,000, for the six months ended April 30, 1998 as compared to the comparable prior-year period. This decrease was due to the decreased borrowings necessary to provide the funds for working capital.

Income Tax. Income tax expense increased 136.1%, or $1,637,000, for the six months ended April 30, 1998, as compared to the comparable prior-year period. This increase was due to increased levels of income.
                                       16

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997


                                                                                   Three Months Ended April 30,
                                                                                        1998              1997
Revenues                                                                        $  48,942,175      $  27,379,979
Cost of services                                                                   37,334,590         21,133,868
Gross profit                                                                       11,607,585          6,246,111
Selling, general and administrative                                                 7,326,813          4,323,573
Depreciation and amortization                                                         341,750            119,452
Operating income                                                                    3,939,022          1,803,086
Interest expense                                                                      151,292            172,478
Income before income taxes                                                          3,787,730          1,630,608
Income taxes                                                                        1,568,979            713,275
Net income                                                                          2,218,751            917,333
Diluted earnings per share                                                               $.27               $.18


Revenues. Revenues increased 78.8%, or $21.6 million, for the three months ended April 30, 1998 as compared to the comparable prior-year period. Of this increase, approximately $16.2 million was attributable to revenue growth through acquisitions made during Fiscal 1997 and the three months ended April 30, 1998, and approximately $5.4 million was attributable to internal growth. For the three months ended April 30, 1998 internal growth was 31.9% for the Professional Engineering and Information Technology groups and 19.6% for the Company overall.

Cost of Services. Cost of services increased 76.7% , or $16.2 million, for the three months ended April 30, 1998 as compared to the comparable prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 76.3% for the three months ended April 30, 1998, from 77.2% for the comparable prior-year period. This improvement was primarily due to a greater percentage of the Company's revenues being derived from specialty staffing services.

Selling, General and Administrative. Selling, general and administrative expenses increased 69.5%, or $3.3 million, for the three months ended April 30, 1998, as compared to the comparable prior-year period. This increase was primarily due to selling, general and administrative expenses associated with increased revenues during the three months ended April 30, 1998, as compared to the comparable prior-year period. Selling, general and administrative expenses as a percentage of revenues decreased to 15.6% for the three months ended April 30, 1998, from 15.8% in the comparable prior-year period, primarily attributable to the sharing of administrative overhead over a larger revenue base.

Depreciation and Amortization. Depreciation and amortization increased 186.1%, or $222,000, for the three months ended April 30, 1998, as compared to the comparable prior-year period. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisitions that occurred after April 30, 1997.

Interest Expense. Interest expense decreased 12.3%, or $21,000, for the three months ended April 30, 1998, as compared to the comparable prior-year period. This decrease was due to the decreased borrowings necessary to provide the funds for working capital.

Income Tax. Income tax expense increased 120.0%, or $856,000, for the three months ended April 30, 1998, as compared to the comparable prior-year period. This increase was due to increased levels of income.

                                     PART II

                                OTHER INFORMATION







Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 23, 1998.

         The following actions were taken:

              1.) The following  directors were elected to serve on the Board of
                  Directors until the expiration of their  respective  terms and
                  until  their  respective   successors  shall  be  elected  and
                  qualified. Tabulated voting results were as follows:

                  Robert B. Kerr            (Class B)     (For 5,446,198;  Withheld 20,235)
                  Woodrow B. Moats, Jr.     (Class B)     (For 5,449,078;  Withheld 17,355)

                  Each nominee as a Class B director was elected to serve a term expiring at the Company's Annual Meeting in 2001, or until his successor has been elected and qualified.

              2.) Approval of amendment to the 1992 Incentive  Stock Option Plan to increase the number of shares the Company is authorized to issue pursuant to the Plan from 100,000 to 500,000.

                      Votes For - 3,098,046;             Votes Against - 726,841

              3.) Approval of amendment to the 1994 Non-Employee  Director Stock
                  Option Plan to increase the number of shares the Company is authorized to issue pursuant to the Plan from 80,000 to 180,000 and to give the Board of Directors discretion to determine the amount and terms of any future awards.

                      Votes For - 3,510,674;             Votes Against - 314,028

              4.) Approval of Grant Thornton,  LLP as the  independent  auditing firm for the Company for the fiscal year ending October 31, 1998.

                      Votes For - 5,416,028;            Votes Against -   39,117

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27         Financial Data Schedule.

              27a        Restated Financial Data Schedule April 30, 1998

         (b)  Reports on Form 8-K

The Company filed a report on Form 8-K (under Item 5) on March 17, 1998 reporting the resignation of Barry S. Meyers from the Board of Directors of RCM Technologies, Inc. on March 12, 1998.

                             RCM TECHNOLOGIES, INC.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                                  RCM Technologies, Inc.

                                                                  (Registrant)




Date:  June 9, 1998                                               By:/s/ Stanton Remer
                                                                       -----------------
                                                                  Stanton Remer
                                                                  Chief Financial Officer,
                                                                    (Principal Accounting Officer)
                                                                    Treasurer, Secretary and Director