Form 10-Q
period 1998-07-31
RCM TECHNOLOGIES INC
filed 1998-09-02
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998


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
YES   X           NO


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.


      CLASS                                         10,447,350
 Common Stock, $.05 par value              Outstanding as of September 2, 1998

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                                                          Page

         Consolidated Balance Sheets as of July 31, 1998 (Unaudited)
         and October 31, 1997 (Audited)                                                                      3

         Unaudited Consolidated Statements of Income for the Nine Month
         Periods Ended July 31, 1998 and 1997                                                                5

         Unaudited Consolidated Statements of Income for the Three Month
         Periods Ended July 31, 1998 and 1997                                                                6

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Nine Month Period Ended July 31, 1998                                                7

         Unaudited Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended July 31, 1998 and 1997                                                          8

         Notes to Unaudited Consolidated Financial Statements                                               10


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                          14


PART II - OTHER INFORMATION

     ITEM 5 -  Other Information                                                                           20

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                            20

     SIGNATURES                                                                                            21



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 1998 and October 31, 1997



                                     ASSETS


                                                                                     1998                  1997
                                                                                --------------          ---------
                                                                                 (Unaudited)            (Audited)

Current  assets
     Cash and cash equivalents                                                  $  32,317,407      $     918,028
     Accounts receivable, net of allowance for doubtful accounts
         of $405,700 and $316,000 in 1998 and 1997, respectively                   36,164,691         24,850,304
     Prepaid expenses and other current assets                                      1,063,051            673,265
                                                                                    ---------            -------

         Total current assets                                                      69,545,149         26,441,597
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           4,525,423          2,508,680
     Less: accumulated depreciation and amortization                                2,278,128          1,373,275
                                                                                    ---------          ---------

                                                                                    2,247,295          1,135,405
                                                                                    ---------          ---------


Other assets
     Deposits                                                                         147,542             94,149
     Intangible assets  (net of accumulated amortization
         of $1,507,307 and $804,640 in 1998 and 1997,
         respectively)                                                             45,517,910         26,411,445
                                                                                   ----------         ----------

                                                                                   45,665,452         26,505,594



         Total assets                                                            $117,457,896      $  54,082,596
                                                                                 ============      =  ==========




              The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       July 31, 1998 and October 31, 1997



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    1998               1997
                                                                                  (Unaudited)         (Audited)
Current liabilities
     Note payable - bank                                                        $   2,000,000      $   2,000,000
     Accounts payable and accrued expenses                                          2,949,558          1,315,937
     Accrued payroll                                                                6,449,498          4,501,502
     Taxes other than income taxes                                                  1,748,292            665,106
     Income taxes payable                                                             876,576            679,937
                                                                                      -------            -------


          Total current liabilities                                                14,023,924          9,162,482
                                                                                   ----------          ---------


Income taxes payable                                                                                     308,129


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 10,445,650 and
          7,582,206 shares issued in 1998 and
          1997, respectively                                                          522,282            379,110
     Additional paid-in capital                                                    92,969,419         40,877,540
     Retained earnings                                                              9,942,271          3,355,335
                                                                                    ---------          ---------

                                                                                  103,433,972         44,611,985



          Total liabilities and shareholders' equity                             $117,457,896      $  54,082,596
                                                                                 ============      =  ==========




              The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                                     Nine Months Ended July 31,
                                                                                      1998            1997
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                         $138,182,996      $  76,540,067

Cost of services                                                                  105,099,254         58,275,612
                                                                                  -----------         ----------

Gross profit                                                                       33,083,742         18,264,455
                                                                                   ----------         ----------

Operating costs and expenses
     Selling, general and administrative                                           20,872,931         12,616,194
     Depreciation and amortization                                                    962,896            368,503
                                                                                      -------            -------
                                                                                   21,835,827         12,984,697

Operating income                                                                   11,247,915          5,279,758

Interest (expense) income, net                                                          7,657      (     282,444  )
                                                                                        -----            -------


Income before income taxes                                                         11,255,572          4,997,314

Income taxes                                                                        4,668,636          2,093,066
                                                                                    ---------          ---------

Net income                                                                      $   6,586,936      $   2,904,248
                                                                                =   =========      =   =========


Basic earnings per share                                                                 $.80               $.55

Weighted average number of common
  shares outstanding                                                                8,238,172          5,290,599

Diluted earnings per share                                                               $.75               $.53

Weighted average number of common
  and common equivalent shares
  outstanding                                                                       8,732,895          5,465,851


              The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                                   Three Months Ended July 31,
                                                                                      1998               1997
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  52,008,578      $  28,009,367

Cost of services                                                                   39,684,660         21,090,427
                                                                                   ----------         ----------

Gross profit                                                                       12,323,918          6,918,940
                                                                                   ----------          ---------

Operating costs and expenses
     Selling, general and administrative                                            7,732,561          4,672,356
     Depreciation and amortization                                                    369,890            130,422
                                                                                      -------            -------
                                                                                    8,102,451          4,802,778
                                                                                    ---------          ---------

Operating income                                                                    4,221,467          2,116,162

Interest (expense) income, net                                                        198,281      (      19,777  )
                                                                                      -------             ------


Income before income taxes                                                          4,419,748          2,096,385

Income taxes                                                                        1,828,964            890,457
                                                                                    ---------            -------

Net income                                                                      $   2,590,784      $   1,205,928
                                                                                =   =========      =   =========


Basic earnings per share                                                                 $.27               $.19

Weighted average number of common
  shares outstanding                                                                9,476,925          6,253,754

Diluted earnings per share                                                               $.26               $.19

Weighted average number of common
  and common equivalent shares
  outstanding                                                                       9,971,684          6,429,006


              The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Nine Months Ended July 31, 1998
                                   (Unaudited)











                                                                   Additional
                                             Common   Stock        Paid-in        Retained
                                        Shares         Amount      Capital        Earnings



Balance, October 31, 1997               7,582,206   $  379,110    $40,877,540      $3,355,335

Exercise of Stock Options                 200,255       10,013        620,206

Exercise of Warrants                      153,209        7,660      2,232,433

Sale of Common Stock                    2,509,980      125,499     49,239,240

Net Income                                                                          6,586,936



Balance, July 31, 1998                 10,445,650   $  522,282    $92,969,419      $9,942,271
                                       ==========   ==========    ===========      ==========




              The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                   Nine Months Ended July 31,
                                                                                   1998               1997
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:

     Net income                                                                 $   6,586,936      $   2,904,249
                                                                                -   ---------      -   ---------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                                962,896            368,503
         Provision for losses on accounts
           receivable                                                                  89,700            224,748
         Changes in assets and liabilities:
           Accounts receivable                                                  (  11,404,087)     (   4,368,088  )
           Prepaid expenses and other
             current assets                                                     (     389,786)     (     299,850  )
           Accounts payable and accrued expenses                                    1,533,621      (     358,058  )
           Accrued payroll                                                          1,947,996            254,210
           Taxes other than income taxes                                            1,083,186            246,560
           Income taxes payable                                                 (     111,490)     (     471,510  )
                                                                                      -------            -------

     Total adjustments                                                          (   6,287,964)     (   4,403,485  )
                                                                                    ---------          ---------


Net cash provided by (used in) operating activities                                   298,972      (   1,499,236  )
                                                                                      -------          ---------




              The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                     Nine Months Ended July 31,
                                                                                      1998               1997
                                                                                  (Unaudited)        (Unaudited)
Cash flows from investing activities:
     Property and equipment acquired                                            ($    648,812)     ($    379,996  )
     Increase in deposits                                                       (      53,393)     (      23,392  )
     Cash paid for acquisitions,
       net of cash acquired                                                     (  20,532,439)     (   5,813,183  )
                                                                                -------------          ---------

     Net cash used in investing activities                                      (  21,234,644)     (   6,216,571  )
                                                                                   ----------          ---------

Cash flows from financing activities:
     Sale of common stock                                                          49,464,739         23,288,728
     Exercise of stock options and warrants                                         2,870,312              1,094
     Net repayments under short term debt arrangements                                             (     746,636  )
                                                                                                         -------

     Net cash provided by financing activities                                     52,335,051         22,543,186
                                                                                   ----------         ----------

Net increase in cash and cash equivalents                                          31,399,379         14,827,379

Cash and cash equivalents at beginning of period                                      918,028              5,989
                                                                                      -------              -----

Cash and cash equivalents at July 31,                                           $  32,317,407      $  14,833,368
                                                                                =  ==========      =  ==========


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $     338,033      $     393,931
       Income taxes                                                             $   4,780,126      $   2,489,576
       Acquisitions:
         Fair value of assets acquired                                          $  27,224,553      $   6,442,972
         Liabilities assumed                                                        6,692,114            628,986
                                                                                    ---------            -------

         Cash paid, net of cash acquired                                        $  20,532,439      $   5,813,183
                                                                                =  ==========      =   =========


              The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1997. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Sale of Common Stock

     On June 3, 1998, the Company completed a public offering of 2,700,000 shares of its Common Stock, of which, 2,509,980 shares were sold by the Company and 190,020 shares were sold by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration
     Statement on Form S-3 originally filed with the Securities and Exchange Commission on April 29, 1998 and a final Prospectus dated May 29, 1998. The net proceeds to the Company after estimated offering costs was approximately $49,500,000. The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders.

3.   Acquisition


     On July 14, 1998, the Company acquired all of the outstanding stock of Software Analysis and Management, Inc. ("SAMCO"), an Orange, California-based provider of information technology staffing services specializing in software and system engineering services, for a purchase price consisting of: (i) $7.5 million in cash; (ii) $4.5 million of contingent consideration, payable over three years upon attaining certain earnings targets; and (iii) additional consideration to the extent that during the three year period, SAMCO exceeds the earnings targets. Any additional consideration paid will be recorded as additional purchase price. SAMCO generated revenues of approximately $20.0 million during the fiscal year prior to the date of acquisition.

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

                                                     Nine Months Ended                  Three Months Ended
                                                         July 31,                           July 31,
                                                     1998             1997              1998             1997
                                               ---------------- ----------------  ---------------- ----------

       Revenues                                $  160,176,000   $  132,115,000    $   55,693,000   $    47,701,000
       Operating income                        $   13,425,000   $   10,510,000    $    4,597,000   $     4,013,000
       Net income                              $    7,466,000   $    4,827,000    $    2,791,000   $     1,944,000

       Diluted earnings per share                        $.85             $.87              $.28              $.30
       Weighted average shares outstanding          8,732,895        5,545,354         9,971,684         6,508,509

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



4.   Revolving Credit Facility

     On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at the Company's option, at LIBOR (London Interbank Offered Rate), plus applicable margin or the agent bank's prime rate.

     Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001. There were no amounts outstanding under the Revolving Credit Facility at September 2, 1998.


5.   Stock Options

     On April 23, 1998, the stockholders of the Company approved amendments to the 1992 Incentive Stock Option Plan (the "1992 Option Plan") and the 1994 Non-Employee Director Stock Option Plan (the "Director Option Plan"). The amendments increase the number of shares of the Company's common stock issuable under the 1992 Option Plan by 400,000 shares to 500,000 shares and increase the number of shares issuable under the Non- Employee Director Option Plan by 100,000 shares to 180,000 shares.

     Transactions related to all stock options during the nine months ended July
     31, 1998 are as follows:

     Outstanding options, beginning of period.........................................  1,087,400
     Granted..........................................................................    130,000
     Forfeited........................................................................(   103,350)
     Exercised........................................................................(   200,255)
     Outstanding options, end of period...............................................    913,795

     Exercisable options .............................................................    883,795
                                                                                       ==========

     Option grant price per share.....................................................      $3.44
                                                                                        to $14.50


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.   Earnings Per Share


       On November 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and warrants) outstanding during the periods using the treasury stock method. Following is a reconciliation of the shares used to compute basic and diluted earnings per share:

                                                      Nine Months Ended                  Three Months Ended
                                                          July 31,                           July 31,
                                                     1998             1997              1998             1997
                                               ---------------- ----------------  ---------------- ----------
       Weighted average number of shares
         outstanding used to compute basic
         earnings per share                        8,238,172        5,290,599         9,476,925        6,253,754

       Dilutive effect of stock options
         and warrants                                494,723          175,252           494,759          175,252
                                                     -------          -------           -------          -------

       Number of shares used to compute
         diluted earnings per share                8,732,895        5,465,851         9,971,684        6,429,006
                                                   =========        =========         =========        =========



7.   Accounts Payable and accrued expenses

       Accounts payable at July 31, 1998 and October 31, 1997 consists of the following:

                                                    July 31,         October 31,
                                                      1998             1997

       Accounts payable                            2,134,258        1,315,937
       Funds due sellers (1)                         815,300         ________
                                                     -------
                                                   2,949,558        1,315,937


       (1) Represents funds due to shareholders of acquired companies.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


8.   Interest (Expense) Income, Net

       Interest (expense) income, net for the nine and three months ended July 31, 1998 and 1997 consists of the following:

                                                      Nine Months Ended                  Three Months Ended
                                                         July 31,                           July 31,
                                                     1998             1997              1998             1997
                                               ---------------- ----------------  ---------------- ----------

       Interest expense                        ($   338,034)    ($   393,916)     ($   131,187)    ($   131,264  )
       Interest income                              345,691          111,472           329,468          111,487
                                                    -------          -------           -------          -------

                                                $     7,657     ($   282,444)      $   198,281     ($    19,777  )
                                                =     =====      =   =======       =   =======      =    ======


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


Overview

The Company is a multi-regional provider of information technology and other professional staffing services though its 54 branch offices located in 23 states.

The Company's business and strategy have changed dramatically since its inception in 1971. From 1992 through 1994, current management repositioned its core staffing business to improve profitability and to take advantage of consolidating market dynamics. Significant revenue growth began in Fiscal 1995 as the Company implemented a growth strategy that has resulted in the acquisition of 14 businesses in the staffing industry. These acquisitions shifted the Company's business toward the higher margin information technology and specialty healthcare sectors. During this time, the Company also elected to discontinue providing certain lower margin general support services. General support services, which from Fiscal 1992 to Fiscal 1994 accounted for approximately 51.0% of the Company's revenues, decreased as a percentage of the Company's revenues to 12.1% during the nine months ended July 31, 1998. Correspondingly, revenues from the Company's specialty professional services accounted for 87.9% of the Company's revenues during the nine months ended July 31, 1998.

The Company realizes revenues from the placement of contract and temporary staffing personnel. Principally all of these services are provided to the customer on a time and material basis at hourly rates that are established for each of the Company's staffing personnel, based upon their skill level, experience and type of work performed. In some instances, the Company derives revenues on a fixed-fee basis in connection with consulting projects. In view of the diversification of the Company's service offerings, and by drawing upon the skills developed within the Company's engineering and technical group, management intends to develop project management skills within its information technology and other groups and believes that an additional percentage of its business may be derived in the future from larger-scale consulting projects.

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

Liquidity and Capital Resources

To support its acquisition program and related working capital requirements, the Company has historically used borrowings under its bank credit facility which was in existence prior to August 19, 1998 and proceeds from offerings of Common Stock. On June 13, 1997, the Company completed a public offering which raised $23.3 million in proceeds for the Company. The net offering proceeds through July 31, 1998, have been used to fund acquisitions and retire bank debt.

On June 3,1998, the Company completed a public offering of 2,700,000 shares of Common Stock, of which 2,509,980 shares were sold by the Company and 190,020 were sold by certain selling stockholders. The proceeds to the Company net of estimated offering costs was approximately $49.5 million. Concurrently, with the offering, the Company received $557,000 from the exercise of stock options upon which the shares were sold in the offering by the selling shareholders.

At July 31, 1998, the Company had approximately $32.3 million in cash and approximately $18.0 million in unused loan availability under the bank credit facility in existence at July 31, 1998.

Cash provided by operating activities was $300,000 for the nine months ended July 31, 1998 compared to a use of cash of $1.5 million for the nine months ended July 31, 1997. The increase of $1.8 million was the result of the increase of $4.1 million in net income before depreciation and amortization and other non-cash charges and a decrease of $2.3 million from changes in working capital, primarily an increase in accounts payable and taxes other than income taxes which was in turn offset by an increase in accounts receivable.

Cash used in investing activities for the nine months ended July 31, 1998 was $21.2 million compared to $6.2 million for the nine months ended July 31, 1997. This increase was principally the result of larger acquisitions completed by the Company during the nine months ended July 31, 1998 as compared to those acquisitions completed during the nine months ended July 31, 1997.

Cash provided by financing activities for the nine months ended July 31, 1998 was $52.3 million compared to $22.5 million for the nine months ended July 31, 1997. This increase was principally the result of proceeds from the June 3, 1998 public offering as well as the exercise of stock warrants.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at LIBOR (London Interbank Offered Rate) or the agent bank's prime rate, plus applicable margin.

Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001. At October 31, 1997, and July 31, 1998, the Company and its subsidiaries were in compliance with all financial covenants contained within the Revolving Credit Facility in effect prior to August 19, 1998.

Borrowings under the Revolving Credit Facility are to be used to meet cash flow requirements for the Company's subsidiaries as well as operating expenses for the Company. At October 31, 1997 and July 31, 1998 there was approximately $14.0 million and $18.0 million, respectively, of unused loan availability under the bank credit facility which was in effect at July 31, 1998. The Company utilized approximately $10.0 million (as of September 2, 1998) of the net proceeds from its June 3, 1998 public offering to pay down the bank credit facility which had a balance of approximately $10.0 million as of June 3, 1998, although the Company does intend to draw on the Revolving Credit Facility as needed in the future.

The Company anticipates that its primary uses of capital in future periods will be for acquisitions and the funding of increases in working capital. The
Company's business strategy is to achieve growth both internally through operations and externally through strategic acquisitions. The Company's liquidity and capital resources may be affected in the future as the Company continues to grow through implementation of this strategy which may involve acquisitions facilitated through the use of cash and/or debt and equity securities. Funding for future acquisitions and working capital will be obtained from the proceeds of the June 3, 1998 public offering, the Revolving Credit Facility, funds generated through operations and future financing transactions.

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

During the nine months ended July 31, 1998, the Company derived $2.2 million of proceeds from the issuance of 153,209 shares of Common Stock upon the exercise of its Class C Warrants (the "Warrants") at an effective exercise price of $15.00 per share. The Warrants were issued in a public offering undertaken by the Company during 1989, and after several extensions, expired on April 30, 1998.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)



Year 2000 Compliance

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. In connection with this problem (the "Year 2000 Issue"), and in order to deliver quality customer service and centrally manage it operations, the Company is currently upgrading its internal information system. The Company anticipates that the upgrade will be completed during the calendar year 1999. If such upgrade is not completed in a timely manner, the Year 2000 Issue may have a material effect on the operations of the Company. While the total cost associated with the upgrade of the Company's system is not known at this time, it is not expected to be material to the Company's financial position and is being capitalized as incurred. The Company is in the process of developing a contingency plan if it fails to meet its timetable.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Results of Operations - Nine Months Ended July 31, 1998, Compared to Nine Months Ended July 31, 1997

                                                                                    Nine Months Ended July 31,
                                                                                    1998              1997
Revenues                                                                      $   138,182,996      $  76,540,067
Cost of services                                                                  105,099,254         58,275,612
Gross profit                                                                       33,083,742         18,264,455
Selling, general and administrative                                                20,872,931         12,616,194
Depreciation and amortization                                                         962,896            368,503
Operating income                                                                   11,247,915          5,279,758
Interest (expense) income, net                                                          7,657      (     282,444  )
Income before income taxes                                                         11,255,572          4,997,314
Income taxes                                                                        4,668,636          2,093,066
Net income                                                                          6,586,936          2,904,248
Diluted earnings per share                                                               $.75               $.53

Revenues. Revenues increased 80.5%, or $61.6 million, for the nine months ended July 31, 1998, as compared to the comparable prior-year period. Of this increase, approximately $45.2 million was attributable to revenue growth through acquisitions made during Fiscal 1997 and the nine months ended July 31, 1998, and approximately $16.4 million was attributable to internal growth. For the nine months ended July 31, 1998 internal growth was 38.1% for the Professional Engineering and Information Technology groups and 25.5% for the Company as a whole.

Cost of Services. Cost of services increased 80.3%, or $46.8 million, for the nine months ended July 31, 1998, as compared to the comparable prior-year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 76.0% for the nine months ended July 31, 1998, from 76.1% for the comparable prior-year period. This improvement was primarily due to a greater percentage of the Company's revenues being derived from specialty staffing services.

Selling, General and Administrative. Selling, general and administrative expenses increased 65.4%, or $8.3 million, for the nine months ended July 31, 1998, as compared to the comparable prior-year period. This increase was primarily due to selling, general and administrative expenses associated with increased revenues during the nine months ended July 31, 1998, as compared to the comparable prior-year period. Selling, general and administrative expenses as a percentage of revenues decreased to 15.1% for the nine months ended July 31, 1998, from 16.5% in the comparable prior-year period, primarily attributable to the sharing of administrative overhead over a larger revenue base.

Depreciation and Amortization. Depreciation and amortization increased 161.3%, or $594,000, for the nine months ended July 31, 1998, as compared to the comparable prior-year period. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisitions that occurred after July 31, 1997.

Interest (Expense) Income, Net. Actual interest expense of $338,000, for the nine months ended July 31, 1998, was offset by $346,000 of interest income, which was earned from the investment in interest-bearing deposits of the net proceeds of the Company's public offerings in June 1997 and 1998, after the repayment of bank debt. Interest expense decreased 14.2%, or $56,000, for the nine months ended July 31, 1998, as compared to the comparable prior-year period. This decrease was primarily due to the decreased borrowings necessary to provide the funds for working capital.

Income Tax. Income tax expense increased 123.1%, or $2.6 million, for the nine months ended July 31, 1998, as compared to the comparable prior-year period. This increase was due to increased levels of income.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

                                                                                    Three Months Ended July 31,
                                                                                    1998              1997
Revenues                                                                        $  52,008,578      $  28,009,367
Cost of services                                                                   39,684,660         21,090,427
Gross profit                                                                       12,323,918          6,918,940
Selling, general and administrative                                                 7,732,561          4,672,356
Depreciation and amortization                                                         369,890            130,422
Operating income                                                                    4,221,467          2,116,162
Interest (expense) income, net                                                        198,281      (      19,777  )
Income before income taxes                                                          4,419,748          2,096,385
Income taxes                                                                        1,828,964            890,457
Net income                                                                          2,590,784          1,205,928
Diluted earnings per share                                                               $.26               $.19

Revenues. Revenues increased 113.8%, or $24.0 million, for the three months ended July 31, 1998, as compared to the comparable prior-year period. Of this increase, approximately $18.0 million was attributable to revenue growth through acquisitions made during Fiscal 1997 and the three months ended July 31, 1998, and approximately $6.0 million was attributable to internal growth. For the three months ended July 31, 1998 internal growth was 35.3% for the Professional Engineering and Information Technology groups and 23.8% for the Company overall.

Cost of Services. Cost of services increased 88.2%, or $18.6 million, for the three months ended July 31, 1998, as compared to the comparable prior-year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues increased to 76.3% for the three months ended July 31, 1998, from 75.3% for the comparable prior-year period. This increase was primarily due to increased paid vacation, holiday and training costs as well as a decrease in general support margins and certain high margin short term projects in the three months ended July 31, 1997.

Selling, General and Administrative. Selling, general and administrative expenses increased 78.1%, or $5.4 million, for the three months ended July 31, 1998, as compared to the comparable prior-year period. This increase was primarily due to selling, general and administrative expenses associated with increased revenues during the three months ended July 31, 1998, as compared to the comparable prior-year period. Selling, general and administrative expenses as a percentage of revenues decreased to 23.7% for the three months ended July 31, 1998, from 24.7% in the comparable prior-year period, primarily attributable to the sharing of administrative overhead over a larger revenue base.

Depreciation and Amortization. Depreciation and amortization increased 183.6%, or $239,000, for the three months ended July 31, 1998, as compared to the comparable prior-year period. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisitions that occurred after July 31, 1997.

Interest (Expense) Income, Net. Actual interest expense of $131,000 for the three months ended July 31, 1998 was offset by $329,000 of interest income, which was earned from the investment in interest-bearing deposits of the net proceeds of the Company's public offering in June 1998, after the repayment of bank debt. Interest expense remained the same for the three months ended July 31, 1998 as compared to the comparable prior-year period.

Income Tax. Income tax expense increased 105.4%, or $939,000, for the three months ended July 31, 1998, as compared to the comparable prior-year period. This increase was due to increased levels of income.

                                     PART II




Item 5.   Other Information

          A stockholder of the Company may wish to have a proposal presented at the 1999 Annual Meeting of Stockholders, but not to have such proposal included in the Company's proxy statement and form of proxy relating to that meeting. If notice of any such proposal is not received by the Company at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613, Attention president, by January 24, 1999, then such proposal shall be deemed "untimely" for purposes of rule 14a-4(c) promulgated under the Securities Exchange Act of 1934, as amended, and, therefore, the Board of Directors of the Company will have the right to exercise discretionary voting authority with respect to such proposal.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10 Loan and Security Agreement dated August 19, 1998 between RCM Technologies, Inc. and all of its Subsidiaries and Mellon Bank, N.A. as Agent.

              27a   Financial Data Schedule.

              27b   Restated Financial Data Schedule July 31, 1997.

         (b)  Reports on Form 8-K

              1.    The Company  filed a Current  Report on Form 8-K (under Item
                    5) dated March 17, 1998  reporting the  resignation of Barry
                    S. Meyers from the Board of Directors of RCM Technologies, Inc. on March 12, 1998.


              2. The Company filed a Current Report on Form 8-K dated June 12, 1998, as amended by a Current Report on Form 8-K/A (under Item 5) dated June 18, 1998, reporting the acquisitions of Northern Technical Services, Inc. on January 4, 1998 and Global Technology Solutions, Inc. on February 2, 1998.


              3.    The Company  filed a Current  Report on Form 8-K (under Item
                    2) on July 23, 1998 reporting the acquisition of Software Analysis and Management, Inc. on July 14, 1998.

                             RCM TECHNOLOGIES, INC.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     RCM Technologies, Inc.

                                     (Registrant)



Date:  September 2, 1998              By:/s/ Stanton Remer
                                         -----------------
                                         Stanton Remer
                      Chief Financial Officer and Treasurer
                         (Principal Accounting Officer)