Form 10-K
period 1998-10-31
RCM TECHNOLOGIES INC
filed 1999-01-13
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1998
                                    OR
     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d)OF THE  SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........
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


      Title of each class on which registered            Name of each exchange
       None                                                           None

           Securities registered pursuant to Section 12(g) ofthe Act:
                          Common Stock, par value $.05
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X           NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates (all persons other than executive officers or directors) of the Registrant on January 11, 1999 was approximately $240,600,000 based upon the closing sale price per share of the Common Stock on such date on The Nasdaq National Market of $23.13. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares of Registrant's Common Stock (par value $.05 per share) outstanding as of January 11, 1999: 10,475,576.

Documents Incorporated by Reference

         Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders ("1999 Proxy Statement") are incorporated by reference into Items 10,11,12 and 13 in Part III. The 1999 Proxy Statement has not been filed as of the date of filing of this Annual Report on Form 10-K.

     Cautionary Statement for Purposes of the "Safe Harbor" of the Private Securities Litigation Reform Act of 1995

     Certain statements included herein and in other Company reports and public filings are forward-looking within the meaning of the Private Securities
     Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially in such forward-looking statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the staffing requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding proforma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vi) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (vii) the Company's ability to obtain financing on satisfactory terms; (viii) the reliance of the Company upon the continued service of its executive officers; (ix) the Company's ability to remain competitive in national, regional and local markets; (x) the Company's ability to retain several of its key clients; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; and (xv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                                      PART I

Item 1.  Business

     GENERAL

     The Company is a multi-regional provider of information technology and other professional staffing services through its 53 branch offices located in 21 states. The Company's Information Technology Group offers responsive, timely and comprehensive information technology staffing solutions to support the entire systems applications development and implementation process. The Company's information technology professionals have expertise in a variety of technical disciplines, including enterprise software, network communications, database design and development and client server migration. The Company also offers professional engineering staffing and project management services, through its Professional Engineering Group, for a variety of engineering disciplines, such as aeronautical, electro-mechanical, nuclear and computer science. The Company is also engaged in the specialty healthcare and general support sectors of the staffing industry. Representative customers include AT&T, Bell Atlantic, Chase Manhattan Bank, Liberty Mutual Insurance, MCI, Merck, Merrill Lynch, Northeast Utilities and 3M.

     INDUSTRY OVERVIEW

     The staffing industry has experienced rapid growth in recent years. According to Staffing Industry Report, revenues in the domestic temporary staffing industry have grown from $24.6 billion in 1992 to an estimated $53.7 billion in 1997, a five-year compound annual growth rate of 17%. This growth has been driven by a change in the role of temporary staffing in corporations. Initially thought of as a short-term solution for peak production periods and as a temporary replacement for full-time personnel, the staffing industry is now considered an effective tool for helping companies manage their investment in human resources. Companies now use temporary personnel for varying lengths of time to respond to increasingly complex assignments. The shift towards contract personnel allows companies to expand and contract employee levels based on current needs, thus converting fixed labor costs into controllable variable costs while still maintaining a high degree of employee skill level. Relying on temporary staffing companies also reduces the costs associated with recruiting, training and terminating employees. In addition, changing government regulations concerning such items as employee benefits, health insurance and retirement plans have significantly increased employment costs related to permanent employees. In response, an increasing number of companies are turning to temporary staffing as a method of maintaining high employee skill level while controlling labor costs.

     According to Staffing Industry Report, information technology is the fastest growing sector within the temporary staffing industry, growing at a 24% five-year compound annual growth rate from 1992 to 1997. In recent years, businesses have become increasingly dependent on the use of computer systems to manage operations, automate routine tasks and disseminate information throughout the company. As companies have increased their investments in technology in order to remain competitive, the complexity and rapid development of new technologies have driven the need for increased levels of technical support. Faced with the challenge of developing and supporting these updated systems, companies are turning to information technology staffing services to provide technical support. Utilizing outside information technology personnel allows a company to focus on core operations, minimize its investment in its internal information technology workforce and obtain technical support from professionals with expertise in current technologies.

     The staffing industry is highly fragmented, with over 7,000 companies in the United States. The industry is currently experiencing a trend toward consolidation as large companies seek to reduce the number of vendors and look to staffing companies that offer a wide range of services over a broad geographic area. In addition, the demand for employees skilled in new technologies exceeds the supply of qualified personnel. As employers find it more difficult to locate full-time candidates with special skills, they increasingly turn to temporary staffing companies to fill these needs. The Company believes these industry conditions are making it more difficult for small staffing companies to compete due to limited recruiting and placement capabilities, limited working capital and limited management resources. These factors are expected to accelerate the industry's consolidation trend.

BUSINESS STRATEGY

RCM is dedicated to providing solutions to meet its customers' information technology and other professional staffing needs. The Company's objective is to be a leading provider of these specialty professional staffing services in selected regions throughout the United States. The Company has developed interrelated growth and operating strategies to achieve this objective. Key elements of its growth and operating strategies are as follows:

GROWTH STRATEGY

Focus on Information Technology and Other Professional Staffing Services. The Company will continue to focus on providing information technology staffing services, the fastest growing sector of the temporary staffing industry, as well as other professional staffing services. According to Staffing Industry Report, revenues from information technology staffing services grew at a 24% five-year compound annual growth rate from 1992 through 1997. In addition to high growth rates, the Company believes that information technology and other professional staffing services offer more attractive profit margins than traditional staffing services. As the Company has transitioned its business mix to information technology and other professional staffing services, and away from general support staffing, it has experienced substantial margin improvement. The Company's operating profit margin for the year ended October31, 1998 was 8.2% as compared to 3.2% in fiscal 1995, when approximately half of the Company's revenue was derived from general support staffing and the Company did not offer information technology staffing services. The Company also believes that information technology and other professional staffing services are less cyclical than traditional staffing services.

Strengthen Market Presence in Selected Regions Throughout the Country. The Company believes that a substantial amount of the total market for information technology and other professional staffing services is located in certain high growth regions in the United States. The Company's strategy is to expand into, and strengthen its existing presence in, such high density, high growth regions. Once established in a region, the Company concentrates on local and regional accounts, as opposed to national accounts, and therefore competes primarily against local and regional staffing companies with limited services, resources and capabilities. The Company utilizes its mix of information technology and other professional service offerings, recruiting and placement capabilities and financial resources to distinguish itself from its competition and to achieve significant customer penetration and retention. The Company enters new regions by acquiring strong local or regional companies and improving their ability to compete through the addition of the Company's resources.

Continue Strategic Acquisitions. The Company has acquired 18 information technology and other professional staffing companies since the beginning of fiscal 1996. The staffing industry continues to be highly fragmented, and the Company plans to continue its aggressive acquisition program. The Company's acquisition strategy is designed to strengthen its presence in its existing markets, expand into new geographic regions and add complementary service offerings or offer new professional staffing services. In targeting acquisitions, the Company focuses on companies with (i) annual revenues of $35 million or less, (ii) a history of profitable operations and experienced management personnel, (iii) substantial growth prospects and (iv) sellers who desire to join the Company's management team. To retain and provide incentives for management of its acquired companies, the Company typically structures a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to three-year period. The Company believes its success in completing acquisitions is due to its entrepreneurial and decentralized operating philosophy, its strong corporate-level support and resources, its status as a public company and its ability to offer management of the acquired companies an opportunity to join and participate in the growth of a rapidly growing provider of information technology and other professional staffing services.

Promote Internal Growth. The Company is experiencing strong internal growth. For the year ended October 31, 1998, the Company's internal revenue growth was 26% over the comparable prior-year period. The Company believes its high levels of internal growth are a result of the Company's transition to information technology and other professional staffing services, its location in strong operating regions and its strategy of acquiring companies with strong growth prospects and integrating their administrative functions to permit management to focus on increasing sales. The Company plans to maintain high levels of internal growth by increasing sales to existing customers, developing new customer relationships and cross-selling its professional staffing services. The Company believes approximately 50% of its current customers are users of both outsourced information technology and professional engineering services. The Company has increased its efforts to cross-sell its information technology and professional engineering services. As an example of cross-selling, the Company has successfully provided the services of its Information Technology Group to the utility industry customer base of its Professional Engineering Group.

Migrate Product Offerings to Higher Value Added Services. The Company's strategic transition to a provider of information technology and other professional staffing services was designed to move the Company into higher growth and higher margin sectors of the staffing industry. For the year ended October 31, 1998, 86% of the Company's revenues were generated by information technology and professional engineering staffing services. The Company believes it now has the opportunity to offer higher value-added services such as project management and consulting services to its professional staffing services customer base. The Company currently derives a substantial percentage of its professional engineering services revenues from project management work. The
Company plans to use the project management expertise of its Professional Engineering Group to assist its Information Technology Group in expanding its sales of higher margin consulting and project management services. The billing rates and profit margins for project work and consulting services are higher than those received for staffing services. The Company intends to achieve this migration to higher value-added services through the internal sharing of its engineering project management expertise as well as through acquisitions.

ACQUISITION PROGRAM

Since fiscal 1996, the Company has pursued an aggressive growth strategy designed to transition the Company's business from general support staffing to higher growth, higher margin professional staffing services, particularly information technology. The Company has implemented this strategy through the acquisition of 18 information technology or professional engineering staffing services companies, aggregating $158.1 million in revenues for their respective latest twelve months prior to the acquisition. Through these acquisitions, the Company has achieved substantial revenue growth, improved its operating profitability and repositioned itself as a provider of information technology and other professional staffing services. A key element of the Company's growth strategy is to continue to pursue strategic acquisitions. The Company believes that its success in completing acquisitions is due to its entrepreneurial and decentralized operating philosophy, its strong corporate-level support and resources, its status as a public company and its ability to offer management of the acquired companies an opportunity to join and participate in the growth of a rapidly growing provider of information technology and other professional staffing services. See "Business -- Growth Strategy."

The following table provides a summary of the acquisitions completed by the Company since fiscal 1996:

                                                NUMBER
DATE ACQUIRED         COMPANY                  OF OFFICES     HEADQUARTERS          SERVICES (1)     REVENUES (2)
-------------         -------                  ----------     ------------          ------------     ------------

                                                                                                     (IN MILLIONS)
    3/11/96       The Consortium                    5          Fairfield, NJ            IT, SH, GS        26.0
     5/1/96       The Consortium of Maryland, Inc.  1          Bethesda, MD             IT                 5.6
    9/13/96       Performance Staffing, Inc.        4          Louisville, KY           PE                 2.3
    11/4/96       Programming Alternatives of       2          Minneapolis, MN          IT                 9.4
                     Minnesota, Inc.
     4/1/97       Programming Resources Unlimited   1          Wayne, PA                IT                 2.4
     8/4/97       Camelot Contractors Limited       1          Manchester, NH           IT                16.2
    9/29/97       Austin Nichols Technical          1          Kansas City, MO          IT, PE             4.9
                     Temporaries, Inc.
    9/29/97       J.D. Karin Consulting Services,   1          Flanders, NJ             IT                 4.9
                     Inc.
     1/4/98       Northern Technical Services, Inc. 3          Milwaukee, WI            IT                12.6
     2/2/98       Staffworks, Inc.                  2          Stanhope, NJ             IT                12.6
     2/2/98       Global Technology Solutions, Inc. 1          Sacramento, CA           IT                 5.5
     7/1/98       Software Analysis & Management
                     Company, Inc.                 10          Orange, CA               IT                19.6
     8/1/98       Integrity Systems Professionals,
                    Inc.                            2          Grand Rapids, MI         IT                 3.0
    9/15/98       Systems Group, Inc.               1          Minneapolis, MN          IT                10.0
   10/15/98       BIT Consulting, Inc.              1          Philadelphia, PA         IT                 4.4
  * 11/1/98       Insight Consulting Group, Inc.    1          Morristown, NJ           IT                 3.0
 * 11/15/98       Procon Inc.                       3          Detroit, MI              IT                12.2
  * 12/1/98       Encompass Business Solutions      1          Huntington Beach, CA     IT                 3.5

                                                   41                                                   $158.1
                                                   ==                                                   ======

* Completed after fiscal 1998

(1) Services provided are abbreviated as follows:

IT - Information Technology PE - Professional Engineering SH - Specialty Healthcare GS - General Support

(2) Represents approximate revenues in the latest 12 months prior to the date of acquisition.

OPERATING STRATEGY

Foster a Decentralized Entrepreneurial Environment. A key element of the Company's operating strategy is to foster a decentralized, entrepreneurial environment for its employees. The Company fosters this environment by continuing to build on the names, reputations and customer relationships of acquired companies and by sharing their operating policies, procedures and expertise with other branch locations to develop new ideas to best serve the prospects of the Company. The Company believes an entrepreneurial business atmosphere allows its branch offices to quickly and creatively respond to local market demands and enhances the Company's ability to motivate, attract and retain managers to maximize growth and profitability.

Develop and Maintain Strong Customer Relationships. The Company seeks to develop and maintain strong interactive customer relationships by anticipating and focusing on its customers' needs. The Company emphasizes a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach used by many of its competitors. To develop close customer relationships, the Company's branch managers regularly meet with both existing and prospective clients to help design solutions for, and identify the resources needed to execute, their strategies. The Company's branch managers also maintain close communications with their customers during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense. Additionally, the Company believes that by partnering with its customers to design flexible staffing programs that can be expanded, contracted or redirected into other specialty areas, it can generate new opportunities to service their staffing requirements. The Company focuses on providing customers with qualified individuals compatible with the needs of such customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

Attract and Retain High Quality Contract and Temporary Personnel. The Company believes it has been successful in attracting and retaining qualified contract and temporary personnel by (i) providing stimulating and challenging work assignments, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing training to maintain and upgrade skills and
(v) aligning the needs of its customers with the appropriately skilled personnel. The Company has been successful in retaining qualified contract and temporary personnel due in part to its use of qualified personnel designated as "ombudsmen" who are dedicated to maintaining contact with, and monitoring the satisfaction levels of, the Company's contract and temporary personnel, while they are on assignment.

Centralize Administrative Functions. The Company seeks to maximize its operational efficiencies by integrating general and administrative functions at the corporate level, and reducing or eliminating redundant functions and facilities at acquired companies, typically within three months of an acquisition. This enables the Company to quickly realize potential savings and synergies, efficiently control and monitor its operations and allows acquired companies to focus on growing their sales and operations.

OPERATIONS

The Company provides information technology and other professional staffing services through the following groups: Information Technology, Professional Engineering, General Support and Specialty Healthcare.

INFORMATION TECHNOLOGY

The Company's Information Technology Group offers responsive, timely and comprehensive information technology staffing solutions to support the entire systems applications development and implementation process. The Company's information technology professionals have expertise in a variety of technical disciplines, including enterprise software, network communications, database design and development and client server migration.

In the course of a customer's systems applications project, the Information Technology Group may prepare project plans, assist users in defining high level functional specifications, perform system analysis and detailed design, select and configure hardware, create custom application programs, develop migration plans to move to a new operating platform or system, install and test the system, obtain user acceptance, draft user documentation, train the customer's employees to use the system and support, maintain and fine-tune the system on an ongoing basis. In addition, the Information Technology Group supports a wide variety of operating systems, programming languages, software tools and database management applications, including UNIX, Windows, Solaris, Novell, Netware, Sybase, Informix, Lotus Notes, Clipper, Visual Basic, Visual C++, Cobol II, CICS and Fortran. The Company believes that its ability to provide information technology staffing for a full range of such services provides an important competitive advantage. The Company also strives to ensure that its consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies.

Customers typically require the Company's services in order to fill gaps in their range of professional staffing needs or to augment existing personnel in response to expanded business needs. Engagements average in duration from three to 12 months. The following are examples of the types of services that were provided by the Company's Information Technology Group as of the date of the filing of this Report:

o The Company provided 20 professionals to a large HMO to provide system development, implementation, support, project management and training for remote access capability. This system enables the HMO's remote personnel and customers to access the HMO's main computing systems. The Company is currently providing eight network engineers to develop and implement a new high security firewall for the HMO's external network and computing systems.

o The Company provided five professionals to a major Mid-Atlantic utility for a project designed to improve internet and intranet connectivity through site evaluation and design, including security analysis, installation and support to ensure fully functional transitions. This relationship was developed through the Company's Professional Engineering Group.

o The Company provided 20 programming professionals to a multi-national bank holding company to write custom software for a variety of business analysis and programming applications. These programs are being developed to conform to a number of different platforms and environments, including IBM mainframe, UNIX, AS400, OS2 and Novell.

o The Company provided 25 professionals to a national communications conglomerate to evaluate the viability and advisability of downsizing an application to the client/server platform. The engagement entailed analyzing the system against requirements, surveying system users to assess satisfaction, assessing the system's suitability for client server implementation, and preliminary evaluation of off-the-shelf systems.

As of October 31, 1998, approximately 1,400 information technology personnel were employed by the Company.

PROFESSIONAL ENGINEERING

The Professional Engineering Group provides personnel to perform project engineering, computer aided design, and other technical services either at the site of the customer or, less frequently, at the Company's own facilities. Representative services include utilities process and control, electrical engineering design, system engineering design and analysis, mechanical engineering design, procurement engineering, civil structural engineering design, computer aided design and code compliance. The Professional Engineering Group has also developed an expertise in providing engineering, design and technical services to many customers in the aeronautical, paper and paper products manufacturing industries and the nuclear power, fossil fuel and electric utility industries.

The Company believes that the deregulation of the utilities industry and the aging of nuclear power plants offer the Company an opportunity to capture a significant share of professional staffing and project management requirements of the utilities industry both in professional engineering services and through cross-selling of its information technology services. Heightened competition, deregulation and rapid technological advances are forcing the utilities industry to make fundamental changes in its business process. These pressures have compelled the utilities industry to focus on internal operations and maintenance activities and to increasingly outsource their personnel requirements. Additionally, the Company believes that increased performance demands from deregulation should increase the importance of information technology to this industry. The Company believes that its expertise and strong relationships with certain customers within the utilities industry position the Company to be a leading provider of professional services to the utilities industry.

The engagements of the Professional Engineering Group generally vary in duration from three to 12 months. The following are examples of the types of services that were provided by the Company's Professional Engineering Group as of the date of the filing of this Report:

o The Company provided 50 contract engineers to a New England utility involved in the restart of three major electrical generating stations. The Company's engineers are reviewing platform design documentation, updating safety analysis reports and establishing and documenting correct plant configuration to be in accordance with applicable regulatory requirements.

o The Company provided 30 engineers to a major Canadian power producer who recently initiated a long-term organizational and plant improvement program. The Company's engineers are providing their expertise in the areas of regulatory compliance, performance assurance and emergency planning. As a result of this initial engagement, the Company also placed several information technology professionals with this Canadian power provider.

o The Company provided 30 engineers to a large manufacturer of personal hygiene and tissue products. The Company's engineers are designing mill equipment used to convert paper into products and assisting with evaluating configuration of management processes to install, operate and support production facilities.

o The Company provided five engineers to a major Mid-Atlantic based telecommunications company to provide telecommunication systems redesign. This relationship was developed through the Company's Information Technology Group.

As of October 31, 1998, approximately 500 engineering personnel were employed by the Company.

GENERAL SUPPORT

The General Support Group provides contract and temporary services, as well as permanent placement services, for full time and part time personnel in a variety of functional areas, including office, clerical, data entry, secretarial, light industrial, shipping and receiving and general warehouse. Contract and temporary assignments range in length from less than one day to several weeks or months. The General Support Group has been awarded multi-year contracts by such customers as AT&T, First National Bank of Chicago, Mellon Bank and Sears.

SPECIALTY HEALTHCARE

The Specialty Healthcare Group provides skilled, licensed healthcare professionals, primarily physical therapists, occupational therapists and speech language pathologists. The Specialty Healthcare Group provides services to hospitals, nursing homes, pre-schools, sports medicine facilities and private practices. Services include: in-patient, out-patient, subacute and acute care, rehabilitation, geriatric, pediatric and adult day care. The Specialty Healthcare Group does not provide nursing or home healthcare services. Typical engagements range either from three to six months or are on a day-to-day shift basis.

BRANCH OFFICES

The Company's branch organization consists of four operating regions with 53 offices located in 21 states. The region of, and services provided by, each branch office are set forth in the table below.

                                                   NUMBER OF
REGION                                               OFFICES          SERVICES PROVIDED(1)

NORTHEAST
    Connecticut.................................        3             PE, GS
    Maryland....................................        1             IT
    New Hampshire...............................        1             IT
    New Jersey..................................        9             IT, PE, SH, GS
    New York....................................        2             IT, PE, SH
    Pennsylvania................................        5             IT, PE, GS
                                                        -
                                                       21
MIDWEST
    Indiana.....................................        1             GS
    Kentucky....................................        2             PE, GS
    Michigan....................................        3             IT, PE
    Minnesota...................................        2             IT
    Missouri....................................        1             IT, PE
    Wisconsin...................................        3             IT, PE
                                                        -
                                                       12
SOUTHEAST
    Alabama.....................................        1             IT
    Georgia.....................................        1             PE
    North Carolina..............................        1             PE
    South Carolina..............................        1             PE
    Virginia....................................        1             IT
                                                        -
                                                        5
WEST
    Arizona.....................................        2             IT, PE
    Colorado....................................        1             IT
    Nevada......................................        1             IT
    Northern California.........................        2             IT
    Southern California.........................        9             IT, GS

                                                        -
                                                        15
(1) Services provided are abbreviated as follows:
          IT        -- Information Technology
          PE        -- Professional Engineering
          SH        -- Specialty Healthcare
          GS        -- General Support

Branch offices are primarily located in regions which the Company believes have strong growth prospects for information technology and other professional staffing services. The Company's branches are operated in a decentralized, entrepreneurial manner with each branch office as an independent profit center. The Company's branch managers are given significant autonomy in the daily operations of their respective offices and, with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing strategies, pricing, hiring and training. Branch managers are paid on a performance-based compensation system designed to motivate the managers to maximize growth and profitability.

The Company believes that a substantial portion of the buying decisions made by users of information technology and other professional staffing services are made on a local or regional basis and that the Company's branch offices most often compete with local and regional providers. Since the Company's branch managers are in the best position to understand the local and regional information technology and other professional staffing markets, and customers often prefer local providers, the Company believes that a decentralized operating environment maximizes operating performance and contributes to employee and customer satisfaction.

From its headquarters in Pennsauken, New Jersey, the Company provides its branch offices with centralized administrative, marketing, finance and legal support. Centralized administrative functions minimize the administrative burdens on branch office managers and allow them to spend more time focusing on sales and marketing activities. The Company believes that its ability to rapidly integrate the administrative functions of its acquisitions has greatly enhanced its internal growth.

The Company's branch managers report to product-line general managers. General managers meet with branch managers on a regular basis to identify "best practices" for the various sales and marketing and recruiting processes and assist the branch managers in implementing these best practices. The Company's branch managers meet every three to six months to discuss "best practices" and ways to increase the Company's cross-selling of its professional services.

SALES AND MARKETING

Sales and marketing efforts are conducted at the local and regional level through the Company's network of branch offices. The Company emphasizes long-term personal relationships with customers which are developed through regular assessment of customer requirements and proactive monitoring of personnel performance. The Company's sales personnel make regular visits to existing and prospective customers. New customers are obtained through active sales programs and referrals. The Company encourages its employees to participate in national and regional trade associations, local chambers of commerce and other civic associations. The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive staffing solutions for all aspects of a customer's information technology and other professional staffing needs. The Company also concentrates on providing carefully screened professionals with the appropriate skills in a timely manner and at competitive prices. The Company constantly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

Representative customers include AT&T, Bell Atlantic, Chase Manhattan Bank, Liberty Mutual Insurance, MCI, Merck, Merrill Lynch, Northeast Utilities and 3M. Although the Company serves numerous Fortune 500 companies, the Company's relationships with these customers is typically formed at the local or regional level as the Company does not actively solicit national contracts, which typically have lower margins.

During fiscal 1998, no one customer accounted for more than 5% of the Company's revenues. The Company's five and ten largest customers accounted for approximately 14.9% and 22.4%, respectively, of the Company's revenues for fiscal 1998.

RECRUITING AND TRAINING

The Company devotes a significant amount of time and resources, primarily at the branch level, to locating, training and retaining its professional staffing personnel. Full-time recruiters utilize the Company's proprietary database of available personnel, which is cross-indexed by skill to match potential candidates with the specific requirements of the customer. The qualified personnel in the databases are identified through numerous activities, including networking, referrals, the internet, job fairs, newspaper and trade journal advertising, attendance at industry shows and presentations. The Company also has several recruiters dedicated to recruiting highly skilled, highly sought-after information technology personnel from international locations such as Australia, Canada, England, India, Mexico, New Zealand, South Korea and other European and Southeast Asian countries. International recruits are available to all branch office locations through the Company's corporate headquarters.

The Company routinely performs verification of education and employment, as well as personal and professional reference checks. As potential candidates are identified, each individual participates in an extensive qualification process. An in-house interview of the candidate is typically conducted by both the recruiting and sales staff and candidates are evaluated and qualified by a member of the Company's technical staff. Upon placement with the appropriate customer, the employee is continually monitored and supervised to ensure competent, timely and professional performance. Regular on-site visits by the Company's representatives are made and the employees and their supervisors are contacted. Professionals complete weekly status reports which are signed by their supervisors and report regularly on the status of their projects in order to identify and eliminate potential problems and issues which may arise. Exit interviews are conducted upon completion of an assignment and the customer is invited to confirm that all parties are satisfied with the work completed. The Company also offers educational programs to upgrade the skills of its personnel, particularly within its Information Technology Group.

The Company believes that a significant element to the Company's success in retaining qualified contract and temporary personnel is the Company's use of "ombudsmen." Ombudsmen are qualified Company personnel dedicated to maintaining contact with, and monitoring the satisfaction levels of the Company's contract and temporary personnel, while they are on assignment.

INFORMATION SYSTEMS

The Company has invested, and intends to continue to invest, substantial resources to develop systems that will enable it to deliver quality financial and operating data to management, provide timely and accurate customer billing and centrally manage its operations. The Company's internal information system is linked to all of the Company's offices. This system supports Company-wide operations such as payroll, billing, accounting and sales and management reports. Additionally, each of the four service groups has separate databases to permit efficient tracking of available personnel on a local basis. These databases facilitate efficient matching of customers' requirements with available temporary staffing personnel. For acquired companies, administrative functions are integrated into the Company's information system and personnel databases are updated accordingly. The Company typically completes this process within three months of the acquisition.

The Company is in the process of installing a state-of-the art enterprise wide financial reporting system. The new system is year 2000 compliant and will expand management reporting capabilities and provide the flexibility necessary for the Company's acquisition strategy.

COMPETITION

The staffing industry is highly competitive and fragmented, consisting of more than 7,000 companies. There are limited barriers to entry and new competitors frequently enter the market. The Company's principal competitors are generally local or regional independent staffing companies that are located in the Company's various regional markets. The Company also encounters competition from international and national companies. Certain of the Company's competitors have more established operations and greater marketing, financial and other resources than the Company.

Additionally, the Company competes for suitable acquisition candidates based on its entrepreneurial and decentralized operating philosophy, its strong corporate-level support and resources, its status as a public company and its ability to offer management of the acquired companies an opportunity to participate in the growth of a rapidly growing provider of information technology and other professional staffing services.

EMPLOYEES

As of October 31, 1998, the Company employed on its permanent staff approximately 367 persons, including licensed professional engineers who, from time to time, participate in engineering and design projects undertaken by the Company. During the twelve months ended October 31, 1998, approximately 1,350 engineering and technical personnel and 2,600 information technology personnel were employed by the Company to work on client projects for various periods of time. The Company also employed approximately 10,200 temporary personnel during the year. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 2.  Properties

As of October 31, 1998, the Company provided specialty professional staffing services through 53 offices in 21 states. Typically, these offices consist of 1,500 to 2,500 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that maintaining or finding suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion will be difficult.

The Company's executive and administrative offices are located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 9,100 square feet and are leased at a rate of $11.50 per square foot per month for a term ending on January 31, 2003.

Item 3.  Legal Proceedings

On November 6, 1998, Barry Meyers and Martin Blaire, two former officers and directors of the Company, filed suit against the Company in the Superior Court for the State of New Jersey, Law Division, Bergen County, alleging wrongful termination of their employment, failure to make severance payments, wrongful conduct by the Company in connection with the grant of Stock Options to the plaintiffs and wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs. The suit asks for damages of approximately $471,000 plus other unspecified amounts. Management believes the suit is without merit and intends to defend the claim vigorously.

From  time  to  time,  other   disagreements   with  individual   employees  and
disagreements as to the interpretation, effect or nature of individual agreements arise in the ordinary course of business and may result in legal proceedings being commenced against the Company. Other than as set forth above, the Company is not currently involved in any litigation or proceedings which are material, either individually or in the aggregate, and, to the Company's knowledge, no other legal proceedings of a material nature involving the Company are currently contemplated by any individuals, entities or governmental authorities.

The principal risks that the Company insures against are workers' compensation, personal injury, property damage, professional malpractice, errors and omissions, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of security holders during the fourth quarter ended October 31, 1998.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq National Market under the Symbol "RCMT". Prior to June 10, 1997, the Company's Common Stock was traded on The Nasdaq SmallCap Market. The following table sets forth approximate high and low sales prices by fiscal quarters for the periods indicated, as reported by the market on which it was traded:

                                                                 Common Stock
         Fiscal 1997                                           High       Low

              First Quarter.................................$ 10.38    $  7.00
              Second Quarter................................   9.75       6.25
              Third Quarter.................................  11.75       6.88
              Fourth Quarter................................  16.63      11.88

         Fiscal 1998

              First Quarter.................................$ 18.50    $ 14.38
              Second Quarter................................  30.13      16.13
              Third Quarter.................................  26.75      17.38
              Fourth Quarter................................  18.25      10.75

Holders

As of January 11, 1999, the approximate number of holders of record of the Company's Common Stock was 1,440. Based upon the requests for proxy information in connection with the Company's most recent Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock exceeds 5,900.

Dividends

The Company has never declared or paid a cash dividend on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain all earnings to finance the development and expansion of the Company's business. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant. The revolving credit facility (the "Revolving Credit Facility") which the Company maintains with Mellon Bank, N.A. prohibits the payment of dividends or distributions on account of the capital stock without the prior consent of Mellon Bank, N.A.

Item 6.  Selected Consolidated Financial Data

     The selected historical consolidated financial data was derived from the Company's Consolidated Financial Statements. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, and notes thereto, included elsewhere herein. The pro forma consolidated financial data gives effect to the acquisition of all businesses acquired by the Company through December 31, 1998, as if such acquisitions were completed as of November 1, 1997. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated as of the beginning of the period or that might be attained in the future.

                                                                 Years  Ended October  31,
                               Pro Forma
                                1998              1998               1997           1996             1995             1994
                          ----------------  ----------------- ---------------------------------------------------------------------
Income Statement

   Revenues                   $252,413,000      $201,452,318    $113,959,093       $61,039,173      $26,915,737       $29,238,995
   Gross profit                 62,776,553        48,424,223      27,126,745        12,259,287        4,536,920         5,376,106
   Income from
    continuing operations       11,789,493         9,796,705       4,839,933         2,367,939          849,105         1,426,005
   Loss from discontinued
     operations                                              (       362,500)
   Net income                   11,789,493         9,796,705       4,477,433         2,367,939(2)       849,105 (2)     1,426,005(2)

Earnings Per Share (1)

   Income from continuing
     operations (diluted)             1.29              1.07             .76               .55(2)           .28 (2)           .49(2)
   Loss from discontinued
     operations (diluted)                                               (.06 )
   Net income (diluted)               1.29              1.07             .70               .55(2)           .28 (2)           .49(2)
   Net income (basic)                 1.34              1.11             .74               .56(2)           .29 (2)           .49(2)

                                                                          October  31,
                                                  1998               1997             1996             1995             1994
                                            ----------------- ---------------------------------------------------------------------
Balance Sheet

   Working capital                               $53,672,589     $17,279,115        $6,771,434       $3,327,904        $5,200,609
   Total assets                                  117,067,151      54,082,596        24,406,620       10,301,555         6,546,839
   Long-term liabilities                                             308,129           562,312                             35,496
   Total liabilities                              10,395,024       9,470,611         8,186,510        2,774,970         1,069,359
   Stockholders' equity                         $106,672,127     $44,611,985       $16,220,110       $7,526,585        $5,477,480


   (1) Shares used in computing earnings per share

     Basic                                         8,787,334       6,068,713         4,247,907        2,933,819         2,875,077
     Diluted                                       9,151,903       6,361,181         4,320,571        3,007,969         2,930,276

   (2) The net income for the years ended October 31, 1996, 1995 and 1994 has been calculated after taking into account the effect of the then available net operating loss ("NOL") carryforward. Without giving effect to the NOL carryforward, the Company's earnings per share, on a fully taxed basis, would have been $.38, $.18 and $.32, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

     Overview

     The Company is a multi-regional provider of information technology and other professional staffing services through its 53 branch offices located in 21 states.

     Since fiscal 1995, the Company has pursued an aggressive growth strategy designed to transition the Company's business from general support staffing services to higher growth, higher margin professional staffing services, particularly information technology. In fiscal 1995, approximately half of the Company's revenues were derived from general support staffing and the Company did not offer information technology services. For the year ended October 31, 1998, information technology services contributed 62.4% of the Company's revenues. Since the beginning of fiscal 1996, the Company has acquired 18 information technology or professional engineering staffing services companies, aggregating $158.1 million in revenues for their respective latest twelve months prior to acquisition. Through these acquisitions, the Company has achieved substantial revenue growth, improved its operating profitability and repositioned itself as a provider of information technology and other professional staffing services.

     The Company realizes revenues from the placement of contract and temporary staffing personnel. These services are primarily provided to the customer at hourly rates that are established for each of the Company's staffing personnel, based upon their skill level and experience and the type of work performed. Hourly billing rates for staffing services range from $60 to $85 for the Information Technology Group, $50 to $75 for the Professional Engineering Group, $8 to $18 for the General Support Group, and $40 to $70 for the Specialty Healthcare Group. The Company also provides project management and consulting work, primarily in the Professional Engineering Group, which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and consulting work are higher than those received for professional staffing services. Hourly billing rates for project management work range from $125 to $185 within the Information Technology Group and $110 to $155 within the Professional Engineering Group. The Company plans to expand its sales of higher margin consulting and project management services.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations - (Continued)

     Results of Operations

                                                                 Years Ended October 31,
                                                  1998                       1997                       1996
                                    ------------------------------------------------------------------------
                                                         % of                       % of                       % of
                                             Amount      Revenue       Amount       Revenue      Amount       Revenue
Revenues                                 $201,452,318    100.0%     $113,959,093    100.0%      $61,039,173    100.0%
Cost of services                          153,028,095      76.0       86,832,348      76.2       48,779,886      79.9
                                        -------------    ------    -------------    ------      -----------    ------
Gross profit                               48,424,223      24.0       27,126,745      23.8       12,259,287      20.1
Selling, general and
  administrative                           30,460,647      15.1       18,068,899      15.9        8,914,102      14.6
Depreciation and amortization               1,454,416        .7          572,279        .5          329,680        .5
Interest expense,
  net of interest income                      235,044        .1          184,645        .2          163,695        .3
                                      ---------------  --------  ---------------  --------    -------------  --------
Income before income taxes                 16,744,204       8.3        8,300,922       7.3        2,821,478       4.6
Income taxes                                6,947,499       3.4        3,460,989       3.0          453,539        .7
                                       --------------   -------   --------------   -------    -------------  --------
Income from continuing
  operations                                9,796,705       4.8        4,839,933       4.3        2,367,939       3.9
Loss from discontinued
  operations                                                             362,500        .4
                                    ---------------------------  ---------------  -----------------------------------
Net income                              $   9,796,705      4.8%    $   4,477,433      3.9%    $2,367,939(1)      3.9%
                                        =============  =======     =============  =======     ==========     =======

Earnings per share:
  Income from continuing
   operations                                             $1.07                       $.76                    $.55(1)
  Loss from discontinued
   operations                                                                        (.06)
                                                      ---------                      ----                     -------
  Net income                                              $1.07                       $.70                    $.55(1)
                                                          =====                       ====                    ====


     (1) The net income for the years ended October 31, 1996 has been calculated after taking into account the effect of the then available net operating loss ("NOL") carryforward. Without giving effect to the NOL carryforward, the Company's earnings per share, on a fully taxed basis, would have been $.38.

     Year Ended October 31, 1998 Compared to Year Ended October 31, 1997

     Revenues. Revenues increased 76.8%, or $87.5 million, for fiscal 1998, as compared to fiscal 1997. Revenue growth was primarily attributable to acquisitions and internal growth. The Company completed seven acquisitions in fiscal 1998, aggregating $67.7 million in revenues for their respective latest twelve months prior to acquisition.

     Cost of Services. Cost of services increased 76.2%, or $66.2 million, for fiscal 1998 as compared to fiscal 1997. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during fiscal 1998. Cost of services as a percentage of revenues decreased to 76.0% for fiscal 1998 from 76.2% for fiscal 1997. This decline was primarily attributable to the continued increase of the Company's revenues being derived from information technology and other professional staffing services.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations - (Continued)

     Year Ended  October  31,  1998  Compared  to Year Ended  October  31,  1997
          (Continued)

     Selling, General and Administrative. Selling, general and administrative expenses increased 68.6%, or $12.4 million, for fiscal 1998 as compared to fiscal 1997. This increase was attributable principally to a 76.8% increase in revenues which required additional administrative, marketing and as sales expenses in fiscal 1998 as compared to fiscal 1997. Selling, general and administrative expenses as a percentage of revenues decreased to 15.1% for fiscal 1998 as compared to 15.9% for fiscal 1997. This decrease in percentage was attributable principally to operating leverage achieved by the spreading of selling, general and administrative overhead expenses over a larger revenue base in fiscal 1998.

     Depreciation and Amortization. Depreciation and amortization increased 154.1%, or $882,000, for fiscal 1998 as compared to fiscal 1997. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisitions completed during fiscal 1998 and 1997.

     Interest Expense, Net of Interest Income. Actual interest expense of $422,600 for fiscal 1998 was offset by $657,600 of interest income, which was earned from the investment in interest bearing deposits of the net proceeds of the Company's public offering in June 1998, after the repayment of bank debt. Interest expense decreased 4.9%, or $21,800, for fiscal 1998 as compared to fiscal 1997. This decrease was due to the decreased borrowing requirements necessary to fund working capital required of acquired companies.

     Income Tax. Income tax expense increased 100.7%, or $3.5 million, for fiscal 1998 as compared to fiscal 1997. This increase was primarily due to increased levels of net income.


     Year Ended October 31, 1997 Compared to Year Ended October 31, 1996

     Revenues. Revenues increased 86.7%, or $52.9 million, for fiscal 1997, as compared to fiscal 1996. Revenue growth was primarily attributable to acquisitions and internal growth. The Company completed five acquisitions in fiscal 1997, aggregating $37.8 million in revenues for their respective latest twelve months prior to acquisition.

     Cost of Services. Cost of services increased 78.0%, or $38.0 million, for fiscal 1997 as compared to fiscal 1996. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues decreased to 76.2% for fiscal 1997 from 79.9% for fiscal 1996. This decline was primarily attributable to a greater percentage of the Company's revenues being derived from information technology and other professional staffing services.

     Selling, General and Administrative. Selling, general and administrative expenses increased 102.7%, or $9.2 million, for fiscal 1997 as compared to fiscal 1996. This increase resulted from the change in the mix of the business during the period which required higher marketing, sales, recruiting and administrative expenses than fiscal 1996. Selling, general and administrative expenses as a percentage of revenues increased to 15.9% for fiscal 1997 from 14.6% in fiscal 1996, primarily attributable to the increased sales, recruiting and administrative expenses necessary to support the Company's continued growth within the information technology sector. Corporate overhead expenses as a percentage of revenues decreased to 2.7% of revenues in fiscal 1997 from 4.0% in fiscal 1996, as these costs were spread over a larger revenue base.

     Depreciation and Amortization. Depreciation and amortization increased 73.6%, or $242,600, for fiscal 1997 as compared to fiscal 1996. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisitions.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations - (Continued)

     Year Ended October 31, 1997 Compared to Year Ended October 31, 1996
          (Continued)

     Other Income Expense, Net of Interest Income. Actual interest expense of $444,300 for fiscal 1997 was partially offset by $259,700 of interest income, which was earned from the investment in interest bearing deposits of the net proceeds of the Company's public offering in June 1997, after the repayment of bank debt. Interest expense increased 171.3%, or $280,500, for fiscal 1997 as compared to fiscal 1996. This increase was due to the increased borrowings necessary to provide the funds required for certain of the Company's acquisitions as well as to refinance the working capital debt of some of the acquired companies.

     Income Tax. Income tax expense increased 663.1%, or $3.0 million, for fiscal 1997 as compared to fiscal 1996. This increase was due to an increase in the effective tax rate from 16.1% to 41.7% and increased levels of net income. The increase in the effective tax rate was primarily due to the utilization of principally all of the remaining net operating loss carryforward which offset net income in prior periods.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations - (Continued)

     Liquidity and Capital Resources

     Operating activities used $2.2 million and $3.8 million of cash during fiscal 1998 and fiscal 1997, respectively. The uses of cash for operating activities in fiscal 1998 and 1997 was primarily attributable to an increase in accounts receivable which was partially offset by increased levels of profitability and depreciation and amortization associated with the acquisitions that were completed during the three years ended October 31, 1998.

     Investing activities utilized $26.8 million and $17.9 million in fiscal 1998 and fiscal 1997, respectively. During fiscal 1998, the Company invested $26.0 million in cash in the purchase of seven staffing companies. During fiscal 1997, the Company invested $17.4 million in cash in the purchase of five staffing companies. During fiscal 1996, the Company invested $1.0 million in cash in the purchase of three staffing companies. These acquisitions collectively resulted in goodwill of approximately $47.4 million which is generally amortized over a period of forty years.

     Financing activities provided $50.3 million, $22.6 million and $2.8 million for fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

     During fiscal 1998, the Company derived $2.3 million from the issuance of 153,209 shares of Common Stock upon the exercise of Class C Warrants. The Warrants were issued in a public offering undertaken by the Company during 1989, and after several extensions, expired on April 30, 1998.

     On June 13, 1997, the Company completed a public offering of 2,875,000 shares of Common Stock, of which, 2,698,187 shares were sold by the Company and 176,813 shares were sold by certain selling stockholders. The net proceeds to the Company after offering costs were $23,271,723.

     On June 3, 1998, the Company completed a public offering of 2,700,000 shares of its Common Stock, of which, 2,509,980 shares were sold by the Company and 190,020 shares were sold by certain selling stockholders. The net proceeds to the Company after offering costs were $49,291,445.

     On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at the Company's option, at LIBOR (London Interbank Offered Rate), plus applicable margin or the agent bank's prime rate. Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001. There were no amounts outstanding under the Revolving Credit Facility at October 31, 1998.

     The Company anticipates that its primary uses of capital in future periods will be for acquisitions and the funding of increases in accounts receivable. Funding for further acquisitions will be derived from the Revolving Credit Facility, funds generated through operations, or future financing transactions.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations - (Continued)

     Liquidity and Capital Resources (Continued)

     The Company does not, as of the date of this Report, have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company continues to evaluate acquisitions of various businesses which are complementary to its current operations. The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for the next twelve months.

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

     Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management is currently evaluating the impact of the disclosure requirements of this statement.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for years beginning after June 15, 1999. The Company will determine the extent to which SFAS No. 133 applies and adopt the standards established as required.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations - (Continued)

     Year 2000 Readiness Disclosure

     Many existing computer systems use only two digits to identify a year with the assumption that the first two digits of every year are "19". With the year 2000 approaching, computer systems that are not Year 2000 compliant will read the year 2000 as 1900 may malfunction. The Company's program to assess the extent of issues related to Year 2000 compliance and to develop and implement solutions for those issues is being directed by senior management with the Company's Chief Technology Officer having primary responsibility for the coordination, remediation, implementation contingency planning efforts. Designated personnel at the Company's headquarters and at each of the Company's operating locations have been assigned Year 2000 compliance responsibilities.

     The program is focused on internal information technology systems, computer-aided design systems, non-IT systems (equipment with embedded micro processors), facilities and the status of compliance by larger customers, service providers, suppliers and other key third parties. The program involves the following phases:

     Assessment, Remediation Planning, Contingency Planning,
           Remediation/Replacement Implementation and Compliance Testing.

     The internal IT systems compliance issues are most critical and relate to the Company's financial systems, computer networks and communications systems and personnel recruiting and human resource systems. Corporate level personnel have responsibility to insure that all financial, network and communication systems will be Year 2000 compliant as well as determining the status of compliance by larger customers, suppliers and other key third parties. Personnel recruiting and human resource tracking systems for billable resources are being evaluated and remediated by local branch management under the coordination of the Corporate Chief Technology Officer.

     Year 2000 compliance related to internal financial systems is being addressed in two ways. The Company has decided to replace its primary financial system with a state-of-the-art integrated enterprise-wide system. This decision was driven by the need for enhanced processing, control and reporting capabilities using current technologies. Based on representations and warranties of the vendor, the Company believes that the new system will be Year 2000 compliant and is expected to be operational by the third quarter of 1999. In addition, the existing primary system and other ancillary systems have been evaluated for Year 2000 compliance and the required remediation and testing are underway. These efforts are scheduled to be concluded by early 1999.

     With respect to larger customers, suppliers and other key third parties, questionnaire surveys are being distributed for use in assessing their state of compliance in order to develop contingency plans in case of non-compliance. Customers and suppliers with whom there is electronic interchange of data are of primary focus to insure that both the Company and those parties are Year 2000 compliant with respect to such interchanges. The Company does not believe the consequences of non-compliance of third party suppliers and customers would be material due to the limited exposure the Company has assessed to these parties.

     The responsibility for identifying and assessing compliance issues and then implementing solutions for computer-aided design systems, non-IT systems, facilities, and the status of compliance by suppliers and other third parties, rests primarily with each operating office. Solutions for Year 2000 issues related to computer-aided design systems, non-IT systems and facilities will, of necessity, come from vendors and others providing the related services. The Company, however, plans to identify compliance issues and monitor remediation or replacement efforts. With respect to local suppliers and third parties, the Company has also distributed questionnaire surveys in order to assess their state of compliance in order to develop contingency plans in case of non-compliance. The identification and assessment process is well underway with the expectation that solutions will be in place by the second quarter of 1999.

     The  cost  of  the  Company's  Year  2000  and  enterprise   wide  solution
     implementation program is expected to be approximately $1.2 million, approximately $600,000 of which has been incurred as of the date of the filing of this Report. This amount includes costs associated with the new financial system and the new personnel recruiting and human resource systems described above. These systems already were scheduled for implementation and their implementation was not accelerated because of Year 2000 issues.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations - (Continued)

     Year 2000 Readiness Disclosure - (Continued)

     The Company believes that its program to address Year 2000 compliance is on schedule for completion before the end of 1999. However, there can be no assurance that there will be no material impact as a result of Year 2000 issues, particularly considering the dependence and interdependence that exists with third parties and that resources for remediation and replacement may not be available in the required time frame. Since the Company has a greater level of control over implementing solutions to Year 2000 issues relating to its internal systems, it is more likely that adverse impacts on the Company could originate with third parties rather than from the Company's inability to have its internal systems Year 2000 compliant. If issues related to internal systems are not resolved before the end of 1999, the consequences to the Company could be material.

     The Company is in the process of developing a most reasonably likely worst case Year 2000 scenario. At the appropriate time, but not later than mid-1999, the Company will determine the extent to which contingency plans are required.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information with regard to this item is incorporated by reference to the definitive 1999 Proxy Statement under the caption "ELECTION OF DIRECTORS" and "OTHER INFORMATION - Executive Officers of the Registrant," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 11.  Executive Compensation

     Information with regard to this item is incorporated herein by reference to the definitive 1999 Proxy Statement under the caption "ADDITIONAL INFORMATION - Management Compensation," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with regard to this item is incorporated herein by reference to the definitive 1999 Proxy Statement under the caption "PRINCIPAL STOCKHOLDERS," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.


Item 13.  Certain Relationships and Related Transactions

     Information with regard to this item is incorporated herein by reference to the definitive 1999 Proxy Statement under the caption "ADDITIONAL INFORMATION - Certain Transactions," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. and 2. Financial Statement Schedules  -- See "Index to Financial
           Statements and Schedules" on F-1.

(b)  Reports on Form 8-K

     1. RCM Technologies, Inc. Current Report on Form 8-K dated July 23, 1998, as amended.


(c)  Exhibits

   (3)(a) Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-K dated October 31, 1994.

   (3)(b) Bylaws, as amended; incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q dated January 31, 1996.

   (4)(a) Rights Agreement dated as of March 14, 1996, between RCM Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent; incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated March 19, 1996.

   (10)(a) Loan and Security Agreement dated August 19, 1998 between RCM Technologies, Inc. and all of its Subsidiaries and Mellon Bank, N.A. as Agent.

   (10)(b) RCM Technologies, Inc. 1992 Incentive Stock Option Plan; incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated April 23, 1992, filed with the Commission on March 9, 1992.

   (10)(c) RCM Technologies, Inc. 1994 Non-employee Director Stock Option Plan; incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated May 19, 1994, filed with the Commission on June 22, 1994.

   (10)(d) RCM Technologies, Inc. 1996 Executive Stock Option Plan dated August 15, 1996; incorporated by reference to Exhibit 10(l) of the 1996 the Registrant's Annual Report on Form 10-K dated October 31, 1996 (the "1996 10-K").

*  (10)(e)    Second Amended and Restated Termination Benefits Agreement
              dated  March 18,  1997  between  the  Registrant  and Leon  Kopyt;
              incorporated  by  reference to Exhibit  10(g) of the  Registration
              Statement  on Form S-1 dated March 21, 1997  (Commission  File No.
              333-23753) (the"1997 S-1").

*  (10)(f)    Amended and restated  Employment  Agreement dated November
              30, 1996 between the Registrant,  Intertec  Design,  Inc. and Leon
              Kopyt;  incorporated  by  reference  to Exhibit  10(g) of the 1996
              10-K.

   (10)(g) Stock Pledge Agreement dated August 30, 1995 by and between the former shareholders of Cataract, Inc. RCM Technologies, Inc. and CI Acquisition Corp.; incorporated by reference to Exhibit (c)(5) of the Registrant's current Report on Form 8-K dated August 30, 1995.

   (10)(h) Amended to Stock Pledge Agreement dated December 28, 1998 by and among RCM Technologies Inc. Cataract, Inc. (F/K/A CI Acquisition Corp.) and the former shareholders of Cataract, Inc.

   (10)(i) Registration Rights Agreement dated March 11, 1996 by and between RCM Technologies, Inc. and the former shareholders of The Consortium; incorporated by reference to Exhibit (c)(2) of the Registrant's current Report on Form 8-K dated March 19, 1996.

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Continued)

   (11)       Computation of Earnings Per Share.

   (21)       Subsidiaries of the Registrant.

   (23)       Consent of Grant Thornton, LLP

   (27)       Financial Data Schedule.


* Constitutes a management contract or compensatory plan or arrangement.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             RCM Technologies, Inc.


Date:  January 11, 1999        By:/s/ Leon Kopyt
                               -------------------------------
                               Leon Kopyt
                               Chairman, President, Chief Executive Officer  and
                               Director


Date:  January 11, 1999        By:/s/ Stanton Remer
                               -----------------------------
                               Stanton Remer
                               Chief Financial Officer, Treasurer, Secretary and
                               Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  January 11, 1999        /s/ Leon Kopyt
                               --------------------------------
                               Leon Kopyt
                               Chairman, President, Chief Executive Officer
                               (Principal Executive Officer) and Director


Date:  January 11, 1999        /s/ Stanton Remer
                               -------------------------------
                               Stanton Remer
                               Chief Financial Officer, Treasurer, Secretary
                               (Principal Financial and Accounting Officer)
                                and Director

Date:  January 11, 1999        /s/ Norman S. Berson
                               ----------------------------
                                Norman S. Berson
                                Director

Date:  January 11, 1999        /s/ Robert B. Kerr
                               -------------------------------
                                Robert B. Kerr
                                Director

Date:  January 11, 1999        /s/ Woodrow B. Moats, Jr.
                               --------------------------
                                Woodrow B. Moats, Jr.
                                Director

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                          Page

Consolidated Balance Sheets, October 31, 1998 and 1997                                                    F-2

Consolidated Statements of Income,
 Years Ended October 31, 1998, 1997 and 1996                                                              F-4

Consolidated Statements of Changes in Shareholders' Equity,
 Years Ended October 31, 1998, 1997 and 1996                                                              F-5

Consolidated Statements of Cash Flows,
 Years Ended October 31, 1998, 1997 and 1996                                                              F-6

Notes to Consolidated Financial Statements                                                                F-8

Independent Auditors' Report                                                                              F-20

Schedules I and II                                                                                        F-21



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1998 and 1997



                                     ASSETS


                                                                                   1998               1997
                                                                             ----------------   ----------------

Current  assets
     Cash and cash equivalents                                                  $  22,187,536      $     918,028
     Accounts receivable, net of allowance for doubtful accounts
         of $486,000 and $316,000 in 1998 and 1997, respectively                   40,680,268         24,850,304
     Prepaid expenses and other current assets                                      1,199,809            673,265
                                                                                    ---------            -------

         Total current assets                                                      64,067,613         26,441,597
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           5,041,184          2,508,680
     Less: accumulated depreciation and amortization                                2,437,316          1,373,275
                                                                                    ---------          ---------

                                                                                    2,603,868          1,135,405
                                                                                    ---------          ---------


Other assets
     Deposits                                                                         145,876             94,149
     Intangible assets  (net of accumulated amortization
         of $1,823,000 and $805,000 in 1998 and 1997,
         respectively)                                                             50,249,794         26,411,445
                                                                                   ----------         ----------

                                                                                   50,395,670         26,505,594



         Total assets                                                            $117,067,151      $  54,082,596
                                                                                 ============      =  ==========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                            October 31, 1998 and 1997



                                       LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                   1998               1997
                                                                             ----------------   ----------------

Current liabilities
     Note payable - bank                                                                           $   2,000,000
     Accounts payable and accrued expenses                                      $   3,202,625          1,315,937
     Accrued payroll                                                                5,505,465          4,501,502
     Taxes other than income taxes                                                  1,629,945            665,106
     Income taxes payable                                                              56,989            679,937
                                                                                       ------            -------

          Total current liabilities                                                10,395,024          9,162,482
                                                                                   ----------          ---------

Income taxes payable                                                                                     308,129


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 10,447,525 and
        7,582,206 shares issued in 1998 and
         1997, respectively                                                           522,376            379,110
     Additional paid-in capital                                                    92,997,711         40,877,540
     Retained earnings                                                             13,152,040          3,355,335
                                                                                   ----------          ---------

                                                                                  106,672,127         44,611,985



          Total liabilities and shareholders' equity                             $117,067,151      $  54,082,596
                                                                                  ===========      =  ==========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended October 31, 1998, 1997 and 1996



                                                               1998                1997               1996
                                                         ----------------    ----------------   ----------------

Revenues                                                     $201,452,318        $113,959,093        $61,039,173

Cost of services                                              153,028,095          86,832,348         48,779,886
                                                              -----------          ----------         ----------

Gross profit                                                   48,424,223          27,126,745         12,259,287
                                                               ----------          ----------         ----------

Operating costs and expenses
     Selling, general and administrative                       30,460,647          18,068,899          8,914,102
     Depreciation and amortization                              1,454,416             572,279            329,680
                                                                ---------             -------            -------
                                                               31,915,063          18,641,178          9,243,782
                                                               ----------          ----------          ---------

Operating income                                               16,509,160           8,485,567          3,015,505
                                                               ----------          ---------           ---------

Other income (expense)
     Interest expense, net of interest income                     235,044     (       184,645)     (     163,695  )
     Other, net                                                                                    (      30,332  )
                                                                                                          ------
                                                                  235,044     (       184,645)     (     194,027  )
                                                                  -------             -------            -------


Income before income taxes                                     16,744,204           8,300,922          2,821,478

Income taxes                                                    6,947,499           3,460,989            453,539
                                                                ---------           ---------            -------

Income from continuing operations                               9,796,705           4,839,933          2,367,939

Loss from discontinued operations, net
  of income tax benefit of $262,500 (Note 2)                                          362,500
                                                                                      -------

Net income                                                 $    9,796,705     $     4,477,433      $   2,367,939
                                                           =    =========     =     =========      =   =========

Basic earnings per share:
     Continuing operations                                          $1.11               $0.80              $0.56
     Discontinued operations                                                            (0.06)
     Net income                                                     $1.11               $0.74              $0.56
                                                                    =====               =====              =====

Diluted earnings per share:
     Continuing operations                                          $1.07               $0.76              $0.55
     Discontinued operations                                                            (0.06)
     Net income                                                     $1.07               $0.70              $0.55
                                                                    =====               =====              =====




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996



                                                                           Additional
                                                    Common   Stock          Paid-in          Retained            Treasury
                                                Shares        Amount         Capital         Earnings             Stock

Balance, October 31, 1995                     3,255,024      $162,751      $10,916,692      $( 3,490,037)       $( 62,821)

Exercise of stock options                        10,000           500           15,438
Issuance of common stock
 in connection with acquisitions              1,336,827        66,841        5,242,807
Sale of common stock                            276,625        13,832          986,168
Net income                                                                                     2,367,939


Balance, October 31, 1996                     4,878,476       243,924       17,161,105       ( 1,122,098)       (  62,821)

Retirement of Treasury Stock                 (   62,800  )(     3,140)  (       59,681)                            62,821
Exercise of stock options                         4,171           209           23,031
Sale of common stock                          2,698,187       134,909       23,136,814
Issuance of common stock
 in connection with acquisitions                 43,347         2,167          317,312
Issuance of common stock
 in connection with legal settlement             20,825         1,041          298,959
Net income                                                                                     4,477,433


Balance, October 31, 1997                     7,582,206       379,110       40,877,540         3,355,335

Exercise of stock options                       202,130        10,107          688,607
Exercise of warrants                            153,209         7,660        2,265,618
Sale of common stock                          2,509,980       125,499       49,165,946
Net income                                                                                     9,796,705


Balance, October 31, 1998                    10,447,525      $522,376      $92,997,711       $13,152,040
                                             ==========      ========      ===========       ===========    --------------


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended October 31, 1998, 1997 and 1996



                                                               1998                1997               1996
                                                         ----------------    ----------------   ----------------
Cash flows from operating activities:

   Net income                                               $   9,796,705       $   4,477,433      $   2,367,939
                                                            -   ---------       -   ---------      -   ---------

   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                            1,454,416             572,279            329,680
       Non cash portion of legal settlement                                           300,000
       Provision for losses on accounts
         receivable                                               170,000             239,748             61,000
       Changes in assets and liabilities:
         Accounts receivable                                (  15,999,964)      (  11,104,607)     (   8,522,460  )
         Prepaid expenses and other
           current assets                                   (     526,544)      (     137,067)           267,464
         Accounts payable and accrued expenses                  1,886,688             581,146            262,684
         Accrued payroll                                        1,003,963           1,711,777          1,606,791
         Taxes other than income taxes                            964,839             232,499            227,113
         Income taxes payable                               (     931,077)      (     626,685)         1,482,751
                                                                  -------             -------          ---------

                                                            (  11,977,679)      (   8,230,910)     (   4,284,977  )
                                                               ----------           ---------          ---------


Net cash used in operating activities                       (   2,180,974)      (   3,753,477)     (   1,917,038  )
                                                                ---------           ---------          ---------



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   Years Ended October 31, 1998, 1997 and 1996




                                                                  1998                1997               1996
                                                            ----------------    ----------------   ----------------

Cash flows from investing activities:
   Property and equipment acquired                          (     796,905)      (     450,350)     (     128,264  )
   Increase in deposits                                     (      51,727)      (       6,110)     (      44,965  )
   Cash paid for acquisitions,
      net of cash acquired                                  (  25,964,323)      (  17,426,351)     (   1,049,433  )
                                                               ----------          ----------          ---------

   Net cash used in investing activities                    (  26,812,955)      (  17,882,811)     (   1,222,662  )
                                                               ----------          ----------          ---------


Cash flows from financing activities:
     Net borrowing (repayments) under
       short term debt arrangements                         (   2,000,000)      (     746,636)         1,832,201
     Exercise of warrants                                       2,273,278
     Sale of common stock                                      49,291,445          23,271,723          1,000,000
     Exercise of stock options                                    698,714              23,240             15,938
                                                                  -------              ------             ------

   Net cash  provided by financing activities                  50,263,437          22,548,327          2,848,139
                                                               ----------          ----------          ---------

Net increase (decrease) in cash
    and cash equivalents                                       21,269,508             912,039      (     291,561  )

Cash and cash equivalents at beginning of year                    918,028               5,989            297,550
                                                                  -------               -----            -------

Cash and cash equivalents at end of year                    $  22,187,536       $     918,028      $       5,989
                                                            =  ==========       =     =======      =       =====


Supplemental cash flow information:
   Cash paid for:
     Interest expense                                       $     422,579       $     444,347      $     163,811
     Income taxes                                               7,878,576           3,825,174            726,332

     Acquisitions:
       Fair value of assets acquired                           28,794,018          20,929,663          7,302,476
       Liabilities assumed                                      2,829,695           3,503,312          6,253,043
                                                                ---------           ---------          ---------

       Cash paid, net of cash acquired                      $  25,964,323       $  17,426,351      $   1,049,433
                                                            =  ==========       =  ==========      =   =========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


1.   Summary of Significant Accounting Policies

     Business

     RCM Technologies, Inc. (the "Company"), through its wholly-owned subsidiaries, is a multi-regional provider of Information Technology and other professional staffing services. The Company provides contract and temporary personnel in the Information Technology, Professional Engineering and Technical, Specialty Healthcare and General Support sectors of the staffing industry to a diversified base of national, regional and local customers.

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

     Profit Sharing Plan

     The Company maintains 401(k) plans as of October 31, 1998, for the benefit of eligible employees. The plans are profit-sharing plans, including a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the"Code"), sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company may, at the discretion of the Board of Directors, make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for fiscal years ended October 31, 1998, 1997 and 1996 were $88,736, $6,246 and $0, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


1.   Summary of Significant Accounting Policies - (Continued)


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

     Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets (goodwill) is reflected in the consolidated balance sheets as Intangible Assets. Goodwill, net of amortization of $1,823,000 at October 31, 1998 and $805,000 at October 31, 1997, is being amortized on a straight-line method over forty years. Amortization expense for goodwill in 1998, 1997, and 1996 was $1,018,000, $411,000 and $211,000, respectively.

     Long-Lived Assets, Goodwill and Other Intangible Assets

     The Company reviews long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment based on the undiscounted cash flows from the related assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


     Fair Value of Financial Instruments

     The carrying value of financial instruments approximates fair value. The Company's financial instruments are accounts receivable, accounts payable and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

     Comprehensive Income

     In June, 1997 the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement. The only component of comprehensive income that applies to the Company for 1998, 1997 and 1996 is earnings as reported in the consolidated statement of earnings. Accordingly, a separate financial statement reflecting comprehensive income is not necessary.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


1.   Summary of Significant Accounting Policies - (Continued)

     Per Share Data

     In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. The provisions of Statement No. 128 are effective for years ending after December 15, 1997. Accordingly, earnings per share data is presented in accordance with those provisions and prior year data has been restated. Earnings used to calculate both basic and diluted earnings per share for all periods are reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary.

     The number of common shares used to calculate basic and diluted earnings per share for 1998, 1997, and 1996 was determined as follows:

                                                                     1998                1997               1996
                                                                     ----                ----               ----

     Basic
       Average shares outstanding                               8,787,334           6,068,713          4,247,907
                                                                =========           =========          =========


     Diluted
       Shares used for basic                                    8,787,334           6,068,713          4,247,907
       Dilutive effect of stock options                           364,569             292,468             72,664
                                                                  -------             -------             ------

                                                                9,151,903           6,361,181          4,320,571
                                                                =========           =========          =========

     Options to purchase 19,000 shares of common stock at prices ranging from $14.00 to $14.50 per share were outstanding during the year ended October 31, 1998, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares.

     Options to purchase 10,000 shares of common stock at $10.63 per share and warrants to purchase 157,342 shares of common stock at $15 per share were outstanding during the year ended October 31, 1997, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares.

     Warrants to purchase 157,342 shares of common stock at $15 per share were outstanding during the year ended October 31, 1996, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


2.   Discontinued Operations

     In fiscal 1992, the Company discontinued the operations of an environmental technology development business. In connection with the discontinued operations, on September 26, 1997, the Company and Alumax, Inc. entered into a Settlement Agreement, whereby the Company agreed to settle the potential controversy by paying $300,000 and issuing 20,825 restricted shares of its common stock, valued at $300,000 to Alumax, Inc. Professional fees associated with the settlement were approximately $25,000. The charge to operations for the year ended October 31, 1997 was $625,000 and the tax effected result was $362,500, or $.06 per share.

3.   Sale of Common Stock

     On June 13, 1997, the Company completed a public offering of 2,875,000 shares of Common Stock, of which, 2,698,187 shares were sold by the Company and 176,813 shares were offered by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on March 21, 1997 and a final Prospectus dated June 10, 1997. The net proceeds to the Company after offering costs was $23,271,723.

     On June 3, 1998, the Company completed a public offering of 2,700,000 shares of Common Stock, of which, 2,509,980 shares were sold by the Company and 190,020 shares were offered by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration Statement on Form S-3 originally filed with the Securities and Exchange Commission on April 29, 1998 and a final Prospectus dated May 29, 1998. The net proceeds to the Company after offering costs was $49,291,445.

4.   Acquisitions

     During the three year period ended October 31, 1998, the Company acquired 15 businesses in the staffing and consulting services industry. These acquisitions, which are summarized below, have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the dates of acquisition.

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the selling shareholders upon the acquired businesses achieving certain earnings targets over periods ranging from 2-3 years. In general, the contingent consideration amounts fall into two tiers: (a) tier 1 ("Deferred Consideration") - amounts are due, provided that these acquisitions achieve a base level of earnings which has been determined at the time of acquisition and (b) tier 2 ("Earnouts") - amounts are not fixed and are based on the growth in excess of the base level earnings. The Deferred Consideration payments are anticipated to be as follows:

                           Year Ending                        Amount
                           -----------                    --------------
                               1999                       $   7,300,000
                               2000                          11,150,000
                               2001                           7,890,000
                               2002                             750,000
                                                                -------
                                                          $  27,090,000

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and will be amortized over a 40 year period. Earnouts cannot be estimated with any certainty.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996



The Company's acquisition activities are as follows:

                                                                          Year ended October 31,
                                                                1998                1997               1996
                                                           --------------      --------------     --------------

     Number of acquisitions                                      7                   5                  3

     Consideration paid:
         Cash at closing                                      $22,625,000         $18,400,000        $   621,500
         Common stock at closing                                                     $318,433        $ 5,399,638
         Deferred Consideration payments                      $15,100,000         $ 7,550,000



     Subsequent  to  October  31,  1998 and  prior to  December  11,  1998,  the
     Company's acquisition activities are as follows:

                                                                              (Unaudited)

     Number of acquisitions                                                       3

     Consideration paid:
         Cash at closing                                                       $12,525,000
         Deferred Consideration payments                                       $ 5,349,000


The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.


                                                                                    Year Ended October 31,

                                                                              1998                    1997
                                                                       ------------------      ------------------
         Revenues                                                             $252,413,000          $204,820,000
         Operating income                                                       22,319,000            16,089,000
         Income from continuing operations                                      11,789,000             6,506,000
         Loss from discontinued operations                                                              (363,000)
         Net income                                                             11,789,000             6,143,000
         Earnings per share from continuing operations                                1.29                   .99
         Loss per share from discontinued operations                                                        (.06)
         Earnings per share                                                          $1.29                  $.93



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


5.   Property and Equipment

     Property and equipment is comprised of the following:                               Year Ended October 31,
                                                                                  1998                               1997
                                                                          ----------------                     ------------
         Office equipment                                                    $   4,789,978                     $   2,294,906
         Capitalized lease                                                         174,873                           174,873
         Leasehold improvements                                                     76,333                            38,901
                                                                           ---------------                      ------------
                                                                                 5,041,184                         2,508,680
         Less: accumulated depreciation and amortization                         2,437,316                         1,373,275
                                                                              ------------                         ---------

                                                                              $  2,603,868                      $  1,135,405
                                                                              ============                      =============

6.   Note Payable - Bank

     On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at the Company's option, at LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate.

     Borrowing under the Revolving Credit Facility is collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001. The weighted average interest rate at October 31, 1998 was 8.30%. There were no amounts outstanding under the Revolving Credit Facility at October 31, 1998.

     Prior to August 19, 1998, the Company and its subsidiaries maintained a credit facility (the "Credit Facility") in the amount of $20 million with Mellon Bank, N.A. Borrowing under the Credit Facility was based on 85% of accounts receivable on which not more than ninety days elapsed since the date of invoicing. Borrowing under the Credit Facility bore interest, at the Company's option, at LIBOR (London Interbank Offered Rate) or the bank's prime rate, plus the applicable margin.

     The interest rate charged by the bank at October 31, 1997 was the prime rate of 8.25%.

7.   Shareholders' Equity

     Common shares reserved

     Shares of unissued common stock were reserved for the following purposes:


                                                                                             October 31,
                                                                                 1998                              1997
                                                                            --------------               --------------
         Exercise of warrants                                                                                   157,342
         Exercise of options outstanding                                         1,021,420                    1,087,400
         Future grants of options                                                  746,150                      382,300
                                                                                ----------                   ----------

         Total                                                                   1,767,570                    1,627,042
                                                                                 =========                    =========


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


7.   Shareholders' Equity - (Continued)

     Incentive Stock Option Plans

     On April 23, 1998, the shareholders approved amendments to the RCM Technologies, Inc. 1992 Incentive Stock Option Plan ("1992 Plan") and the 1994 Non-Employee Director Stock Option Plan (the "Director Option Plan"). The amendments increase the number of shares of the Company's common stock issuable under the 1992 Option Plan by 400,000 shares to 500,000 shares and increase the number of shares issuable under the Director Option Plan by 100,000 shares to 180,000 shares.

     On April 23, 1992, the shareholders approved the 1992 Plan. At October 31, 1998, there were 413,720 shares of Common Stock reserved under the 1992 Plan for issuance no later than February 13, 2002 to officers, directors and key employees of the Company and its subsidiaries. Options under the 1992 Plan are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant

     On May 19, 1994, the shareholders approved the Director Option Plan as a means of recruiting and retaining nonemployee directors of the Company. At October 31, 1998, there were 114,000 shares of Common Stock reserved under the Director Option Plan for issuance no later than July 19, 2004. All director stock options are granted at fair market value at the date of grant. The exercise of options granted is contingent upon service as a director for a period of one year. If the optionee ceases to be a director of the Company, any option granted shall terminate.

     On August 15, 1996, (amended on January 15, 1997) the Board of Directors approved the RCM Technologies, Inc. 1996 Executive Stock Plan ("1996 Plan"). At October 31, 1998, there were 1,239,850 shares of Common Stock reserved under the 1996 Plan for issuance not later than August 15, 2006 to officers and key employees of the Company and its subsidiaries.

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

                                                                                 Year Ended October 31,
                                                           -------------------------------------------------------
                                                                 1998               1997                1996
                                                           ----------------   ----------------    ----------------
       Net earnings:
         As reported                                       $  9,796,705       $  4,477,433        $  2,367,939
         Pro forma                                         $  8,096,746       $  2,542,196        $  2,235,750

       Diluted earnings per share:
         As reported                                              $1.07               $.70                $.55
         Pro forma                                                 $.92               $.39                $.52

     These pro forma amounts may not be representative of future disclosures because they do not take into effect proforma compensation expense related to grants before November 1, 1995. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal year 1998, 1997 and 1996, respectively: expected volatility of 30% all; risk-free interest rates of 5.14%, 6.43% and 6.32%; and expected lives of 5 years. The weighted-average fair value of options granted during fiscal years 1998, 1997 and 1996 was $4.38, $3.46 and $2.16, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


7.   Shareholders' Equity - (Continued)

     Incentive Stock Option Plans - (Continued)

     Transactions related to all stock options are as follows:

                                                   Weighted-                 Weighted-                 Weighted-
                                                   Average                   Average                   Average
                                                   Exercise                  Exercise                  Exercise
                                     1998          Price        1997         Price        1996         Price
                                  ----------   -----------  ------------ -----------   ------------    -----------
     Outstanding options
       at beginning of year        1,087,400       $7.46         214,400       $3.54       163,300       $2.63
     Granted                         239,500       11.23         883,200        8.40        61,100        5.64
     Forfeited                    (  103,350)      10.13      (    6,029)       6.68
     Exercised                    (  202,130)       3.46      (    4,171)       5.57     (  10,000)       1.59
                                 -----------                   ---------                  --------
     Outstanding options
       at end of year              1,021,420       $8.86       1,087,400       $7.46       214,400       $3.54
                                 ===========                   =========                   =======

     Exercisable options
       at October 31,              1,012,420                     708,900                  141,300
                                   ==========                 ==========                  =======
     Option grant price
       per share                                 $3.44            $1.09                     $1.09
                                            to  $14.50        to $10.625                 to $8.13

     The following table summarizes information about stock options outstanding at October 31, 1998:


                                              Weighted-Average
         Range of                             Number of                   Remaining                Weighted-Average
         Exercise Prices                      Outstanding Options         Contractual Life         Exercise Price

          $  3.44 - $  5.15                       4,000                   5.5 years                    $   3.44
          $  5.16 - $  7.73                     504,250                   8.1 years                    $   7.11
          $  7.74 - $ 11.63                     474,170                   9.0 years                    $  10.41
          $ 11.67 - $ 17.44                      39,000                   9.2 years                    $  14.00

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


8.   Commitments

     Termination Benefits Agreement

     In December 1993, the Company entered into a Termination Benefits Agreement with Mr. Kopyt that was subsequently amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein) the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate): the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; the exercise price of the options to purchase 500,000 shares granted to Mr. Kopyt under the 1996 Executive Stock Plan will be reduced to 50% of the average market price of the Common Stock for the 60 days prior to the date of termination if the resulting exercise price is less than the original exercise price of $7.125 per share; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of October 31, 1998, Mr. Kopyt would have been entitled to cash payments of approximately $3.4 million (representing salary and excise tax payments).

     Operating leases

     The Company leases office facilities and various equipment under noncancellable leases expiring at various dates through February 2007. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with noncancellable terms in excess of one year, exclusive of escalation, are as follows:

           Year ending October 31,                            Amount
           -----------------------                            ------
                  1999                                   $ 1,570,000
                  2000                                     1,252,000
                  2001                                       900,000
                  2002                                       624,000
                  2003                                       279,000
                  Thereafter                                 692,000
                                                        ------------
                  Total                                   $5,317,000
                                                          ==========


     Rent expense for the years ended October 31, 1998, 1997 and 1996 was $1,456,000, $814,000 and $498,000, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


9.   Major Customers

     Revenues from major clients for the years ended October 31, 1998, 1997 and 1996 were as follows:

         For the year ended October 31, 1998, no one client contributed more than 5% of total revenues.

         For the year ended October 31, 1997, one client contributed $13,069,000 or 11.5% of total revenues. Accounts receivable from the client represented 4.4% of total accounts receivable at October 31, 1997.

         For the year ended October 31, 1996, one client contributed $7,776,000 or 12.7% of total revenues. Accounts receivable from the client represented 13.3% of total accounts receivable at October 31, 1996.


10.  Related Party Transactions

     A director of the Company is a shareholder in a law firm that rendered various legal services to the Company. Fees paid to the law firm have not been significant.


11.  Income Taxes

     The components of income tax expense are as follows:

                                                                            Year ended October 31,

                                                                1998                1997               1996
                                                           --------------      --------------     --------------
     Current
         Federal                                               $5,204,332          $2,282,603          $  48,000
         State and local                                        1,743,167             915,886            405,539
                                                              -----------        ------------          ---------

     Total income tax expense - current                        $6,947,449          $3,198,489           $453,539
                                                               ==========          ==========           ========


     The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

                                                                  1998                1997               1996
                                                               ----------          ----------         ----------

     Tax at statutory rate                                         34.0%              34.0  %             34.0%
     State income taxes, net of  Federal
         income tax benefit                                         6.8                7.9                 9.4
     Net operating loss carry-overs                                                 (  1.9  )          (  32.4)
     Other, net                                                      .4                1.7                 5.1
                                                                 ------             ------              ------

                                                                   41.2%              41.7  %             16.1%
                                                                   ====               ====               =====


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


     Significant components of the Company's deferred tax assets at October 31, 1998 and 1997 are as follows:

                                                                                     1998               1997
                                                                                 ------------       ------------
         Deferred tax assets due to:
             Allowance for doubtful accounts                                         $132,000           $132,000

         Less:  100% valuation allowance
                                                                              ---------------    ---------------
         Total net deferred tax assets                                               $132,000           $132,000
                                                                                     ========           ========



12.  Selected Quarterly Financial Information (Unaudited)

     Year Ended October 31, 1998

                                                                  Gross                            Net Income
                                                Sales             Profit          Net Income       Per Share (a)

     1st Quarter                           $    37,232,243    $   9,152,239     $   1,777,401          $.22
     2nd Quarter                                48,942,175       11,607,585         2,218,751           .27
     3rd Quarter                                52,008,578       12,323,918         2,590,784           .26
     4th Quarter                                63,269,322       15,340,481         3,209,769           .30
                                                ----------       ----------         ---------           ---

     Total                                 $   201,452,318    $  48,424,223     $   9,796,705         $1.07
                                           =   ===========    =  ==========     =   =========         =====


     Year Ended October 31, 1997


                                                                 Gross                            Net Income
                                                Sales             Profit          Net Income      Per Share (a)

     1st Quarter                             $  21,150,721     $  5,099,404       $   780,987          $.16
     2nd Quarter                                27,379,979        6,246,111           917,333           .18
     3rd Quarter                                28,009,367        6,918,940         1,205,928           .19
     4th Quarter                                37,419,026        8,862,290         1,573,185           .20
                                            --------------    -------------       -----------         -----

     Total                                    $113,959,093      $27,126,745        $4,477,433          $.70
                                              ============      ===========        ==========          ====


     (a) Total of quarterly amounts do not agree to the annual amount due to separate quarterly calculations of weighted average shares outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1998, 1997 and 1996


13.  Interest Expense, Net of Interest Income

         Interest expense, net of interest income consisted of the following:


                                                                1998                1997               1996
                                                           --------------      --------------     --------------

         Interest expense                                      ( $422,579)         ( $444,347)        ( $163,811)
         Interest income                                          657,622             259,702                116
                                                               ----------           ---------       ------------

                                                                 $235,044          ( $184,645)        ( $163,695)
                                                                 ========            ========           ========


14.  New Standards

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management is currently evaluating the impact of the disclosure requirements of this statement.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for years beginning after June 15, 1999. The Company will determine the extent to which SFAS No. 133 applies and adopt the standards established as required.

15.  Contingency

     On November 6, 1998, two former officers of the Company filed suit against the Company alleging wrongful termination of their employment, failure to make severance payments, wrongful conduct by the Company in connection with the grant of Stock Options to the plaintiffs and wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs. The suit asks for damages of approximately $471,000 plus other unspecified amounts. Management believes the suit is without merit and intends to defend the claim vigorously.

                          Independent Auditors' Report


Board of Directors
RCM Technologies, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries as of October 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of October 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

     We have also audited Schedules I and II of RCM Technologies, Inc. and Subsidiaries as of and for each of the three years in the period ended October 31, 1998. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
December 11, 1998

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                            October 31, 1998 and 1997

                                     ASSETS

                                                                                     1998               1997
                                                                                -------------      -------------

Current assets
     Cash                                                                       $       2,069      $      29,803
     Prepaid expenses and other assets                                                  9,865              1,601
                                                                                        -----              -----

         Total current assets                                                          11,934             31,404
                                                                                       ------             ------

Other assets
     Deposits                                                                           5,695              5,695
     Long-term receivables from affiliates                                        106,672,260         44,619,656
                                                                                  -----------         ----------

                                                                                  106,677,955         44,625,351

         Total assets                                                            $106,689,889      $  44,656,755
                                                                                 ============      =  ==========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
     Accounts payable and accrued expenses                                      $      17,762      $      43,770
                                                                                --------------     -------------

Shareholders' equity
     Common stock                                                                     522,376            379,110
     Additional paid in capital                                                    92,997,711         40,877,540
     Retained earnings                                                             13,152,040          3,355,335
                                                                                -------------      -------------

     Total shareholders' equity                                                   106,672,127         44,611,985
                                                                                -------------      -------------

     Total liabilities and shareholders' equity                                  $106,689,889      $  44,656,755
                                                                                =============      =============












The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
                   Years Ended October 31, 1998, 1997 and 1996





                                                               1998                1997               1996
                                                         ----------------    ----------------   ----------------

Operating expenses
     Administrative                                         $     210,317       $     166,110      $     139,280
                                                            -------------       -------------      -------------

Operating loss                                              (     210,317)      (     166,110)     (     139,280  )
                                                             ------------        ------------       ------------


Other expense
     Non recurring charge                                                       (     625,000)
     Miscellaneous expense                                                                         (      10,261  )
                                                            -------------       -------------       ------------
                                                                                (     625,000)     (      10,261  )
                                                                                                    ------------

Loss before management fee income                           (     210,317)      (     791,110)     (     149,541  )

Management fee income                                             210,317             791,110            149,541
                                                            -------------       -------------      -------------

Income before income taxes

Income taxes

Income before income in subsidiaries

Equity in earnings in subsidiaries                              9,796,705           4,477,433          2,367,939
                                                            -------------       -------------      -------------

Net income                                                  $   9,796,705       $   4,477,433      $   2,367,939
                                                            =============       =============      =============

















 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                   Years Ended October 31, 1998, 1997 and 1996


                                                                  1998                1997               1996
                                                            ----------------    ----------------   ----------------

Cash flows from operating activities:

Net income                                                  $   9,796,705       $   4,477,433      $   2,367,939
                                                            -------------       -------------      -------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:

     Changes in operating assets and liabilities:
         Prepaid expenses and other assets                  (       8,264)            131,062              2,274
         Accounts payable and accrued expenses              (      26,008)             43,770

                                                            (      34,272)            174,832              2,274
                                                             ------------       -------------      -------------


     Net cash provided by operating activities                  9,762,433           4,652,265          2,370,213
                                                            -------------       -------------      -------------

Cash flows from investing activities:

     Share in deficiency in assets of
         subsidiaries                                       (   9,796,705)      (   4,477,433)     (   2,367,939  )
                                                             ------------
     Decrease (increase) in long-term
         receivables from subsidiaries                      (  52,256,899)      (  23,448,518)     (   1,025,065  )
                                                             ------------        ------------       ------------

     Net cash used in
          investing activities                              (  62,053,604)      (  27,926,011)     (   3,393,004  )
                                                             ------------        ------------       ------------

Cash flows from financing activities:

     Sale of common stock                                      49,291,445          23,271,723          1,000,000

     Exercise of warrants                                       2,273,278

     Exercise of stock options                                    698,714              23,240             15,938
                                                            -------------       -------------      -------------

     Net cash provided by financing activities                 52,263,437          23,294,963          1,015,938
                                                            -------------       -------------      -------------

Net increase (decrease) in cash and equivalents             (      27,734)             21,217      (       6,853  )

Cash and equivalents at beginning of year                          29,803               8,586              1,733
                                                            -------------       -------------      -------------

Cash and equivalents at end of year                         $       2,069       $      29,803      $       8,586
                                                            =============       =============      =============



 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                   SCHEDULE II

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   Years Ended October 31, 1998, 1997 and 1996





 Column A                        Column B                Column C                     Column D         Column E
 ---------                      ----------  ----------------------------------       ----------       ----------

                                                          Additions

                                Balance at        Charged to       Charged to                         Balance at
                                Beginning         Costs and        Other                              End of
Description                     of Period         Expenses         Accounts         Deduction         Period


Year Ended October 31, 1998

Allowance for doubtful
 accounts on trade
 receivables                      $315,748          $170,000                                            $485,748


Year Ended October 31, 1997

Allowance for doubtful
 accounts on trade
 receivables                     $  76,000          $324,581                          $  84,833         $315,748


Year Ended October 31, 1996

Allowance for doubtful
 accounts on trade
 receivables                     $  15,000         $  15,320                          $  76,320        $  76,000



                             RCM TECHNOLOGIES, INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                   Years Ended October 31, 1998, 1997 and 1996







                                                              1998                1997               1996
                                                       ------------------  ------------------ ------------------

Diluted earnings
   Net income applicable to common stock                    $   9,796,705       $   4,477,433      $   2,367,939
                                                            =============       =============      =============


Shares
   Weighted average number of common
      shares outstanding                                        8,787,334           6,068,713          4,247,907
   Common stock equivalents                                       364,569             292,468             72,664
                                                            -------------       -------------      -------------

   Total                                                        9,151,903           6,361,181          4,320,571
                                                            =============       =============      =============


Diluted earnings per common share                                   $1.07                $.70               $.55
                                                                    =====                ====               ====


Basic
Net income applicable to common stock                       $   9,796,705       $   4,477,433      $   2,367,939
                                                            =============       =============      =============


Shares
   Weighted average number of common
      shares outstanding                                        8,787,334           6,068,713          4,247,907
                                                            =============       =============      =============


Basic earnings per common share                                     $1.11                $.74               $.56
                                                                    =====                ====               ====

                                                   EXHIBIT INDEX


(10)(h) Amended to Stock Pledge Agreement dated December 28, 1998 by and among RCM Technologies Inc. Cataract, Inc. (F/K/A CI Acquisition Corp.) and the former shareholders of Cataract, Inc.

(11)     Computation of Earnings Per Share.

(21)     Subsidiaries

(23)     Consent of Independent Certified Public Accountants.

(27)     Financial Data Schedule

                                   EXHIBIT 21

                                  SUBSIDIARIES


Subsidiary                                               State of Incorporation
----------                                               ----------------------
Intertec Design, Inc.                                       New York
Cataract, Inc.                                              Pennsylvania
The Consortium                                              New Jersey
The Consortium of Maryland, Inc.                            New Jersey
Programming Alternatives of Minnesota, Inc.                 Minnesota
Camelot Contractors, Limited                                New Hampshire
Austin Nichols Technical Temporaries, Inc.                  Missouri
J. D. Karin Consulting Services, Inc.                       New Jersey
Northern Technical Services, Inc.                           Wisconsin
Staffworks, Inc.                                            New Jersey
Global Technology Solutions, Inc.                           California
Integrity Systems Professionals, Inc.                       Michigan
Software Analysis and Management, Inc.                      California

* All subsidiaries of the Registrant do business as RCM Technologies, Inc.

                                   EXHIBIT 23











               Consent of Independent Certified Public Accountants


Board of Directors
RCM Technologies, Inc.


     We have issued our report dated December 11, 1998 accompanying the consolidated financial statements and schedules included in the Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the year ended October 31, 1998. We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 File No. 33-61306, File No. 33-80590 and File No. 33-48089.







/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
January 11, 1999