Form 10-K/A
period 1998-10-31
RCM TECHNOLOGIES INC
filed 1999-02-12
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........
                         Commission file number 1-10245

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

Documents Incorporated by Reference

         Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") are incorporated by reference into Items 10,11,12 and 13 in Part III. The 1999 Proxy Statement has not been filed as of the date of filing of this Report.

Explanatory Note

         This Amendment No. 1 is filed solely to conform the captions referred to in Items 10, 11, 12 and 13 of this Report, relating to incorporation by reference of certain information in this Report, to the captions appearing in the 1999 Proxy Statement.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information in the 1999 Proxy Statement beginning immediately following the caption "ELECTION OF DIRECTORS" to, but not including, the caption "EXECUTIVE COMPENSATION" and the additional information in the 1999 Proxy Statement beginning immediately following the caption "COMPLIANCE WITH
     SECTION 16(a) OF THE EXCHANGE ACT" to, but not including, the caption "BOARD MEETINGS AND COMMITTEES" are incorporated herein by reference.


Item 11.  Executive Compensation

     The information in the 1999 Proxy Statement beginning immediately following the caption "EXECUTIVE COMPENSATION" to, but not including, the caption "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS" and the additional information in the 1999 Proxy Statement beginning immediately following the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" to, but not including, the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" are incorporated herein by reference


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information in the 1999 Proxy Statement beginning immediately following the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" to, but not including, the caption "ELECTION OF DIRECTORS" is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information in the 1999 Proxy Statement beginning immediately following the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" to, but not
     including, the caption "APPROVAL OF THE RCM TECHNOLOGIES, INC. 1996 EXECUTIVE STOCK PLAN, AS AMENDED" is incorporated herein by reference.

                                                     SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RCM Technologies, Inc.



Date:  February 12, 1999            By:/s/ Stanton Remer
                                    -----------------------------
                                    Stanton Remer
                                    Chief Financial Officer, Treasurer,
                                    Secretary and  Director