Form 10-Q
period 1999-01-31
RCM TECHNOLOGIES INC
filed 1999-03-05
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999


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
YES   X           NO


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.


      CLASS
  Common Stock, $.05 par value                              10,478,976
                                                Outstanding as of March 5, 1999

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     ITEM 1 - Consolidated Financial Statements
                                                                                                          Page
         Consolidated Balance Sheets as of January 31, 1999 (Unaudited)
         and October 31, 1998 (Audited)                                                                      3

         Unaudited Consolidated Statements of Income for the Three Months
         Ended January 31, 1999 and 1998                                                                     5

         Unaudited Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months Ended January 31, 1999                                                  6

         Unaudited Consolidated Statements of Cash Flows for the Three
         Months Ended January 31, 1999 and 1998                                                              7

         Notes to Unaudited Consolidated Financial Statements                                                9


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                           11


PART II - OTHER INFORMATION


     ITEM 6 -  Exhibits and Reports on Form 8-K                                                              16


     SIGNATURES                                                                                              17




                                        2

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 1999 and October 31, 1998



                                     ASSETS


                                                                                    1999               1998
                                                                               --------------     --------------
                                                                                 (Unaudited)        (Audited)

Current  assets
     Cash and cash equivalents                                                $     7,149,441     $   22,187,536
     Accounts receivable, net of allowance for doubtful accounts
         of $486,000 at each date                                                  49,784,158         40,680,268
     Prepaid expenses and other current assets                                      1,566,398          1,199,809
                                                                                    ---------          ---------

         Total current assets                                                      58,499,997         64,067,613
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           4,782,586          5,041,184
     Less: accumulated depreciation and amortization                                1,638,671          2,437,316
                                                                                    ---------          ---------

                                                                                    3,143,915          2,603,868
                                                                                    ---------          ---------


Other assets
     Deposits                                                                         178,241            145,876
     Intangible assets  (net of accumulated amortization
         of $1,400,531 and $989,797 in 1999 and 1998,
         respectively)                                                             64,818,186         50,249,794
                                                                                   ----------         ----------

                                                                                   64,996,427         50,395,670



         Total assets                                                         $   126,640,339     $  117,067,151
                                                                              =   ===========     =  ===========





              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      January 31, 1999 and October 31, 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    1999               1998
                                                                                  (Unaudited)         (Audited)
Current liabilities
     Accounts payable and accrued expenses                                    $     3,759,007     $    3,202,625
     Accrued payroll                                                                8,067,721          5,505,465
     Taxes other than income taxes                                                  3,433,217          1,629,945
     Income taxes payable                                                           1,132,599             56,989
                                                                                    ---------             ------


          Total current liabilities                                                16,392,544         10,395,024
                                                                                   ----------         ----------


Stockholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 10,477,076 and
          10,447,525 shares issued and outstanding
           in 1999 and 1998, respectively                                             523,854            522,376
     Additional paid-in capital                                                    93,292,176         92,997,711
     Retained earnings                                                             16,431,765         13,152,040
                                                                                   ----------         ----------

                                                                                  110,247,795        106,672,127



          Total liabilities and stockholders' equity                          $   126,640,339     $  117,067,151
                                                                              =   ===========     =  ===========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                                 Three Months Ended January 31,
                                                                                      1999            1998
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  67,391,593      $  37,232,243

Cost of services                                                                   51,203,646         28,080,004
                                                                                   ----------         ----------

Gross profit                                                                       16,187,947          9,152,239
                                                                                   ----------          ---------

Operating costs and expenses
     Selling, general and administrative                                           10,284,901          5,813,557
     Depreciation and amortization                                                    583,323            251,256
                                                                                      -------            -------
                                                                                   10,868,224          6,064,813
                                                                                   ----------          ---------

Operating income                                                                    5,319,723          3,087,426

Interest (expense) income, net                                                        155,807      (      39,332  )
                                                                                ---------------           ------


Income before income taxes                                                          5,475,530          3,048,094

Income taxes                                                                        2,195,805          1,270,693
                                                                                    ---------          ---------

Net income                                                                      $   3,279,725      $   1,777,401
                                                                                =   =========      =   =========


Basic earnings per share                                                                 $.31               $.23

Weighted average number of common
  shares outstanding                                                               10,466,882          7,593,447

Diluted earnings per share                                                               $.30               $.22

Weighted average number of common
  and common equivalent shares
  outstanding                                                                      11,021,513          8,177,283



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Three Months Ended January 31, 1999
                                   (Unaudited)











                                                                            Additional
                                                     Common   Stock         Paid-in       Retained
                                                  Shares         Amount     Capital       Earnings


Balance, October 31, 1998                       10,447,525    $ 522,376    $92,997,711       $13,152,040

Exercise of Stock Options                           29,551        1,478        294,465

Net Income                                                                                     3,279,725



Balance, January 31, 1999                       10,477,076    $ 523,854    $93,292,176       $16,431,765
                                                ==========    =========    ===========       ===========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                   Three Months Ended January 31,
                                                                                      1999               1998
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:

     Net income                                                                 $   3,279,725      $   1,777,401
                                                                                -   ---------      -   ---------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                                583,323            251,256
         Provision for losses on accounts
           receivable                                                                                     15,000
         Changes in assets and liabilities:
           Accounts receivable                                                  (   9,103,890)     (   1,641,131  )
           Prepaid expenses and other
             current assets                                                     (     366,589)           325,786
           Accounts payable and accrued expenses                                      556,382            303,622
           Accrued payroll                                                          2,562,256      (     307,887  )
           Taxes other than income taxes                                            1,803,272          1,445,521
           Income taxes payable                                                     1,075,610            606,833
                                                                                    ---------            -------

     Total adjustments                                                          (   2,889,636)           999,000
                                                                                    ---------            -------


Net cash provided by operating activities                                             390,089          2,776,401
                                                                                      -------          ---------




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                   Three Months Ended January 31,
                                                                                      1999               1998
                                                                                  (Unaudited)        (Unaudited)
Cash flows from investing activities:
     Increase in intangible assets                                                                 ($    141,826  )
     Property and equipment acquired                                            ($    797,161)     (     416,044  )
     Increase in deposits                                                       (      32,365)     (       8,698  )
     Cash paid for acquisitions,
       net of cash acquired                                                     (  14,894,601)     (   3,125,000  )
                                                                                   ----------          ---------

     Net cash used in investing activities                                      (  15,724,127)     (   3,691,568  )
                                                                                   ----------          ---------

Cash flows from financing activities:
     Exercise of stock options and warrants                                           295,943            554,228
                                                                                ---------------    ---------------

     Net cash provided by financing activities                                        295,943            554,228
                                                                                      -------            -------

Net decrease in cash and cash equivalents                                       (  15,038,095)     (     360,939  )

Cash and cash equivalents at beginning of period                                   22,187,536            918,028
                                                                                   ----------            -------

Cash and cash equivalents at January 31,                                        $   7,149,441      $     557,089
                                                                                =   =========      =     =======


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $      19,822      $     55,1149
       Income taxes                                                             $   1,120,195      $     663,860


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1998. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.


2.   Acquisitions

     During the three months ended January 31, 1999, the Company acquired three businesses in the staffing and consulting services industry. These acquisitions, which are summarized below, have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the dates of acquisition.

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

                      Year Ending October 31,                                    Amount
                      -----------------------                                --------------
                               1999                                          $   4,382,000
                               2000                                             11,150,000
                               2001                                              7,890,000
                               2002-thereafter                                     750,000
                                                                                   -------
                                                                             $  24,172,000

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and will be amortized over a 40 year period. Earnouts cannot be estimated with any certainty.

     The Company's acquisition  activities during the three months ended January
     31, 1999 were as follows:

     Number of acquisitions                                                       3

     Consideration paid:
         Cash at closing                                                       $12,525,000
         Deferred Consideration                                               $  5,300,000


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   Acquisitions - (Continued)

     The following unaudited results of operations have been prepared assuming that all acquisitions which have occurred since November 1, 1997 had occurred at the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                                  Three Months Ended January 31,
                                                                      1999              1998
       Revenues                                                  $ 67,850,000     $  56,300,000

       Operating income                                          $  5,365,000     $   4,800,000

       Net income                                                $  3,301,000     $   2,248,000

       Earnings per common share (Diluted)                               $.30              $.27


3.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                                                Three Months Ended January 31,
                                                                      1999              1998
       Interest expense                                         ($    19,822)     ($    55,114)
       Interest income                                               175,629            15,782
                                                                     -------            ------
                                                                 $   155,807      ($    39,332)
                                                                ==   =======      ==    ======


4.   New Accounting Standard

     On November 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior period earnings per share calculations have been restated to reflect the adoption of SFAS 128.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Private Securities Litigation Reform Act Safe Harbor Statement

Certain  statements  included  herein and in other  Company  reports  and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the staffing requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding proforma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in national, regional and local markets; (xi) the Company's ability to retain several of its key clients; (xii) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xiii) the risk of claims made against the Company associated with providing temporary staffing services; (xiv) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; and (xvi) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

The Company is a national provider professional services and solutions focusing principally in the areas of Information Technology, Professional Engineering and Government Services through its 59 branch offices located in 21 states as of January 31, 1999.

The Company has pursued an aggressive growth strategy designed to transition the Company's business from general support staffing services to higher growth, higher margin professional staffing and solution services, particularly information technology and engineering services. In fiscal 1995, approximately half of the Company's revenues were derived from general support staffing and the Company did not offer information technology services. For the three months ended January 31, 1999, information technology services and engineering services contributed 71% and 19%, respectively of the Company's revenues. Since the beginning of fiscal 1996, the Company has acquired 18 information technology or professional engineering staffing services companies, aggregating $158.1 million in revenues for their respective latest twelve months prior to acquisition. Through these acquisitions, the Company has achieved substantial revenue growth, improved its operating profitability and repositioned itself as a provider of information technology and other professional staffing and solution services.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview - (Continued)

The Company realizes revenues from the placement of contract and temporary staffing personnel. These services are primarily provided to the customer at hourly rates that are established for each of the Company's staffing personnel, based upon their skill level and experience and the type of work performed. The Company also provides project management and consulting work which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and consulting work are higher than those received for professional staffing services. The Company plans to expand its sales of higher margin consulting and project management services.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998


                                                                   Three Months Ended January 31,
                                                               1999                              1998
                                                                         % of                            % of
                                                        Amount           Revenue         Amount          Revenue

Revenues                                             $  67,391,593         100.0%     $  37,232,243        100.0  %
Cost of services                                        51,203,646          76.0         28,080,004         75.4
                                                        ----------          ----         ----------         ----
Gross profit                                            16,187,947          24.0          9,152,239         24.6
Selling, general and administrative                     10,284,901          15.3          5,813,557         15.6
Depreciation and amortization                              583,323            .9            251,256           .7
Operating income                                         5,319,723           7.9          3,087,426          8.3
Interest (expense) income, net                             155,807            .2      (      39,332)      (   .1 )
                                                           -------            --             ------           --
Income before income taxes                               5,475,530           8.1          3,048,094          8.2
Income taxes                                             2,195,805           3.3          1,270,693          3.4
                                                         ---------           ---          ---------          ---
Net income                                           $   3,279,725           4.9%     $   1,777,401          4.8  %
                                                         =========           ===          =========          ===

Earnings per share (diluted)                                  $.30                             $.22
                                                              ====                             ====


Revenues. Revenues increased 81.0%, or $30.2 million, for the three months ended January 31, 1999 as compared to the comparable prior year period. The increase was primarily due to the acquisition of seven companies during fiscal 1998 and three companies during the three months ended January 31, 1999, along with internal growth.

Cost of Services. Cost of services increased 82.3%, or $23.1 million, for the three months ended January 31, 1999 as compared to the comparable prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues increased to 76.0% for the three months ended January 31, 1999 from 75.4% for the comparable prior year period. This increase was primarily due to increased vacation and holiday charges compared to the prior period.

Selling, General and Administrative. Selling, general and administrative expenses increased 76.9%, or $4.5 million, for the three months ended January 31, 1999 as compared to the comparable prior year period. This increase was attributable principally to a 81.0% increase in revenues which required additional administrative, marketing and sales expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 15.3% for the comparable three months ended January 31, 1999 as compared to 15.6% for the prior year period. This decrease in percentage was attributable principally to operating leverage achieved by the spreading of selling, general and administrative overhead expenses over a larger revenue base.

Depreciation and Amortization. Depreciation and amortization increased 111.8%, or $332,000, for the three months ended January 31, 1999 as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred after the first quarter of fiscal 1998.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended January 31, 1999 Compared to Three Months Ended
     January 31, 1998 - (Continued)

Interest (Expense) Income, Net. Actual interest expense of $20,000 for three months ended January 31, 1999, was offset by $176,000 of interest income, which was earned from the investment in interest bearing deposits of the net proceeds of the Company's public offering in June 1998, after the retirement of bank debt. Interest (expense) income, net decreased 496%, or $196,000, for three months ended January 31, 1999 as compared to the comparable prior year period. This decrease was due primarily to the decreased borrowing requirements necessary to fund working capital required of acquired companies.

Income Tax. Income tax expense increased 72.8%, or $925,000, for the three months ended January 31, 1999 as compared to the comparable prior year period. This increase was primarily due to increased levels of income.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

Operating activities provided $390,000 and $2.7 million of cash during the three months ended January 31, 1999 and 1998, respectively. The decrease of $2.4 million was primarily attributable to an increase in accounts receivable which was partially offset by increased levels of profitability, income taxes payable and withheld payroll taxes and depreciation and amortization associated with the acquisitions that were completed during fiscal 1998 and the three months ended January 31, 1999.

Investing activities utilized $15.7 million and $3.7 million in the three months ended January 31, 1999 and 1998, respectively. During three months ended January 31, 1999, the Company invested $12.5 million in cash in the purchase of three staffing companies and $2.9 million of deferred consideration payments related to acquisitions prior to October 31, 1998. During the three months ended January 31, 1998, the Company invested $3.1 million in cash in the purchase of one staffing company.

Financing activities provided $296,000 and $554,000 for three months ended January 31, 1999 and 1998, respectively.

On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at LIBOR (London Interbank Offered Rate) plus applicable margin or the agent bank's prime rate. Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001. There were no amounts outstanding under the Revolving Credit Facility at January 31, 1999.

The Company anticipates that its primary uses of capital in future periods will be for acquisitions and the funding of increases in accounts receivable. Funding for further acquisitions will be derived from the Revolving Credit Facility, funds generated through operations or future financing transactions.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Year 2000 Readiness Disclosure

Many existing computer systems use only two digits to identify a year with the assumption that the first two digits of every year are "19". With the year 2000 approaching, computer systems that are not Year 2000 compliant will read the year 2000 as 1900 and may malfunction. The Company's program to assess the extent of issues related to Year 2000 compliance and to develop and implement solutions for those issues is being directed by senior management with the Company's Chief Technology Officer having primary responsibility for the coordination, remediation, implementation and contingency planning efforts. Designated personnel at the Company's headquarters and at each of the Company's operating locations have been assigned Year 2000 compliance responsibilities.

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

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11         Computation of earnings per share.

              27         Financial Data Schedule.

         (b)  Reports on Form 8-K

              The Company did not file a report of Form 8-K during the period ended January 31, 1999.

                                               RCM TECHNOLOGIES, INC.


                                               SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   RCM Technologies, Inc.

                                  (Registrant)






Date:  March 5, 1999              By:/s/ Stanton Remer
                                  -----------------------------
                                  Stanton Remer
                                  Chief Financial Officer, Treasurer, Secretary
                                    and Director
                                  (Principal Financial Officer of Registrant)

                                   EXHIBIT 11

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                  Three Months Ended January 31, 1999 and 1998





                                                                              1999                1998
                                                                        ----------------    ----------------

Diluted earnings
     Net income applicable to common stock                                 $   3,279,725       $   1,777,401
                                                                           =   =========       =   =========


    Shares
     Weighted average number of shares
       outstanding                                                            10,466,882           7,593,447
     Common stock equivalents                                                    554,631             583,836
                                                                                 -------             -------

     Total                                                                    11,021,513           8,177,283
                                                                              ==========       ==============


Diluted earnings per common share                                                   $.30                $.22
                                                                                    ====                ====


Basic earnings

     Net income applicable to common stock                                 $   3,279,725       $   1,777,401
                                                                           =   =========       =============


   Shares
     Weighted average number of shares
     outstanding                                                              10,466,882           7,593,447
                                                                              ==========       ==============



Basic earnings per common share                                                     $.31                $.23
                                                                                  ====                ====
                                       20