Form 10-Q
period 1999-04-30
RCM TECHNOLOGIES INC
filed 1999-06-04
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999


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
YES   X           NO


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.


   CLASS                                        10,496,226
   Common Stock, $0.05 par value                Outstanding as of June 4, 1999

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                                                         Page
         Consolidated Balance Sheets as of April 30, 1999 (Unaudited)
         and October 31, 1998 (Audited)                                                                     3

         Unaudited Consolidated Statements of Income for the Six-Month
         Periods Ended April 30, 1999 and 1998                                                              5

         Unaudited Consolidated Statements of Income for the Three-Month
         Periods Ended April 30, 1999 and 1998                                                              6

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Six-Month Period Ended April 30, 1999                                               7

         Unaudited Consolidated Statements of Cash Flows for the Six-
         Month Periods Ended April 30, 1999 and 1998                                                        8

         Notes to Unaudited Consolidated Financial Statements                                              10


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                         12


PART II - OTHER INFORMATION

     ITEM 4  - Submission of Matters to a Vote of Security Holders                                         20


     ITEM 6 -  Exhibits and Reports on Form 8-K                                                            21


     SIGNATURES                                                                                            22


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 1999 and October 31, 1998



                                     ASSETS


                                                                                     1999               1998
                                                                                --------------     --------------
                                                                                 (Unaudited)          (Audited)

Current  assets
     Cash and cash equivalents                                                  $   2,277,504     $   22,187,536
     Accounts receivable, net of allowance for doubtful accounts
         of $641,000 and $486,000 in 1999 and 1998, respectively                   62,435,202         40,680,268
     Prepaid expenses and other current assets                                      3,121,867          1,199,809
                                                                                    ---------          ---------

         Total current assets                                                      67,834,573         64,067,613
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           6,310,341          5,041,184
     Less: accumulated depreciation and amortization                                2,074,022          2,437,316
                                                                                    ---------          ---------

                                                                                    4,236,319          2,603,868
                                                                                    ---------          ---------


Other assets
     Deposits                                                                         183,853            145,876
     Intangible assets  (net of accumulated amortization
         of $2,744,000 and $990,000 in 1999 and 1998,
         respectively)                                                             88,458,690         50,249,794
                                                                                   ----------         ----------

                                                                                   88,642,543         50,395,670



Total assets                                                                    $ 160,713,435     $  117,067,151
                                                                                =============     =  ===========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       April 30, 1999 and October 31, 1998



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    1999               1998
                                                                                  (Unaudited)         (Audited)
Current liabilities
     Accounts payable and accrued expenses                                      $   4,759,585     $    3,202,625
     Accrued payroll                                                                9,416,692          5,505,465
     Taxes other than income taxes                                                  2,477,462          1,629,945
     Income taxes payable                                                             417,055             56,989
                                                                                      -------             ------


          Total current liabilities                                                17,070,794         10,395,024
                                                                                   ----------         ----------


Long-term debt                                                                     29,500,000


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 10,483,725 and
          10,447,525 shares issued in 1999 and
          1998, respectively                                                          524,186            522,376
     Foreign currency translation adjustment                                           83,074
     Additional paid-in capital                                                    93,330,326         92,997,711
     Retained earnings                                                             20,205,055         13,152,040
                                                                                   ----------         ----------

                                                                                  114,142,641        106,672,127



          Total liabilities and shareholders' equity                            $ 160,713,435     $  117,067,151
                                                                                = ===========     =  ===========





              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                                     Six Months Ended April 30,
                                                                                      1999            1998
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $ 147,930,906      $  86,174,418

Cost of services                                                                  112,694,776         65,414,594
                                                                                -------------         ----------

Gross profit                                                                       35,236,130         20,759,824
                                                                                --------------        ----------

Operating costs and expenses
     Selling, general and administrative                                           22,187,873         13,140,370
     Depreciation and amortization                                                  1,248,113            593,006
                                                                                --------------           -------
                                                                                   23,435,986         13,733,376

Operating income                                                                   11,800,144          7,026,448
                                                                                -------------      --------------

Other income (expense)
     Interest (expense), net of interest income                                        67,755      (     190,624 )
     Gain on foreign currency translation                                               3,037
                                                                                -------------           --------
                                                                                       70,792      (     190,624 )
                                                                                ---------------          -------

Income before income taxes                                                         11,870,936          6,835,824

Income taxes                                                                        4,817,921          2,839,672
                                                                                -------------          ---------

Net income                                                                          7,053,015          3,996,152

Other comprehensive income
     Foreign currency translation adjustment                                           83,074
                                                                                -------------          ---------
Comprehensive income                                                            $   7,136,089      $   3,996,152
                                                                                =============      =============

Basic earnings per share                                                                 $.67               $.52

Weighted average number of common
  shares outstanding                                                               10,473,680          7,631,729

Diluted earnings per share                                                               $.65               $.48

Weighted average number of common
  and common equivalent shares
  outstanding                                                                      10,828,248          8,288,012

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                                    Three Months Ended April 30,
                                                                                      1999               1998
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  80,539,313      $  48,942,175

Cost of services                                                                   61,491,130         37,334,590
                                                                                   ----------         ----------

Gross profit                                                                       19,048,183         11,607,585
                                                                                   ----------      -------------

Operating costs and expenses
     Selling, general and administrative                                           11,902,972          7,326,813
     Depreciation and amortization                                                    664,790            341,750
                                                                                -------------      -------------
                                                                                   12,567,762          7,668,563
                                                                                -------------      -------------

Operating income                                                                    6,480,421          3,939,022
                                                                                -------------      -------------

Other income (expense)
     Interest (expense), net of interest income                                 (      88,052)     (     151,292  )
     Gain on foreign currency translation                                               3,037        ___________
                                                                                -------------
                                                                                (      85,015)     (     151,292  )
                                                                                 ------------       ------------

Income before income taxes                                                          6,395,406          3,787,730

Income taxes                                                                        2,622,116          1,568,979
                                                                                -------------      -------------

Net income                                                                          3,773,290          2,218,751


Other comprehensive income
     Foreign currency translation adjustment                                           83,074
                                                                                -------------      -------------
Comprehensive income                                                            $   3,856,364      $   2,218,751
                                                                                =============      =============

Basic earnings per share                                                                 $.36               $.29

Weighted average number of common
  shares outstanding                                                               10,480,650          7,651,347

Diluted earnings per share                                                               $.35               $.27

Weighted average number of common
  and common equivalent shares
  outstanding                                                                      10,835,218          8,307,630


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended April 30, 1999
                                   (Unaudited)











                                                                             Foreign
                                                                             Currency        Additional
                                             Common   Stock                  Translation     Paid-in          Retained
                                        Shares              Amount           Adjustment      Capital          Earnings

Balance, October 31, 1998                10,445,525         $522,376                         $92,997,711       $13,152,040

Exercise of stock options                    38,200            1,810                             332,615

Translation adjustment                                                           83,074

Net income                                                                                                       7,053,015

Balance, April 30, 1999                  10,483,725         $524,186          $  83,074      $93,330,326       $20,205,055
                                         ==========         ========          =========      ===========       ===========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                    Six Months Ended April 30,
                                                                                     1999               1998
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:

     Net income                                                                 $   7,053,015      $   3,996,152
                                                                                -------------      -------------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                              1,248,113            593,006
         Provision for losses on accounts
           receivable                                                                 155,000             40,000
         Changes in assets and liabilities:
           Accounts receivable                                                  (  21,909,916)     (   6,366,735  )
           Prepaid expenses and other
             current assets                                                     (   1,922,058)     (     344,155  )
           Accounts payable and accrued expenses                                    1,556,961          2,322,551
           Accrued payroll                                                          3,911,227      (     149,606  )
           Taxes other than income taxes                                              847,517          1,471,401
           Income taxes payable                                                       360,066      (     334,818  )
                                                                                -------------       ------------

     Total adjustments                                                          (  15,753,090)     (   2,768,356  )
                                                                                 ------------       ------------


Net cash provided by (used in) operating activities                             (   8,700,075)         1,227,796
                                                                                 ------------      -------------


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)



                                                                                     Six Months Ended April 30,
                                                                                      1999               1998
                                                                                  (Unaudited)        (Unaudited)
Cash flows from investing activities:
     Increase in intangible assets                                              $                  ($    260,515  )
     Property and equipment acquired                                            (   1,296,890)     (     386,044  )
     Increase in deposits                                                       (      37,977)     (      13,501  )
     Cash paid for acquisitions,
       net of cash acquired                                                     (  39,792,589)     (  11,409,553  )
                                                                                 ------------       ------------

     Net cash used in investing activities                                      (  41,127,456)     (  12,069,613  )
                                                                                 ------------       ------------

Cash flows from financing activities:
     Exercise of stock options and warrants                                           334,425          2,284,928
     Net borrowings under short term debt arrangements                             29,500,000          8,062,903
                                                                                -------------      -------------

     Net cash provided by financing activities                                     29,834,425         10,347,831
                                                                                -------------      -------------

Effect of exchange rate changes on cash and cash equivalents                           83,074
                                                                                -------------      -------------

Net decrease in cash and cash equivalents                                       (  19,910,032)     (     493,986  )

Cash and cash equivalents at beginning of period                                   22,187,536            918,028
                                                                                -------------      -------------

Cash and cash equivalents at April 30,                                          $   2,277,504      $     424,042
                                                                                =============      =============


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $     141,865      $     190,624
       Income taxes                                                                 4,803,805          3,042,491


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1998. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.


2.   Acquisitions

     During the six months ended April 30, 1999, the Company acquired nine businesses in the staffing and consulting services industry. These acquisitions, which are summarized below, have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the dates of acquisition.

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

                      Year Ending October 31,                                    Amount
                      -----------------------                                --------------
                               1999 (Six Months)                             $   3,400,000
                               2000                                             16,290,000
                               2001                                             12,908,000
                               2002-thereafter                                   5,766,000
                                                                             -------------
                                                                             $  38,364,000

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and will be amortized over a 40-year period. Earnouts cannot be estimated with any certainty.

     The Company's acquisition activities during the six months ended April 30, 1999 were as follows:

     Number of acquisitions                                                       9

     Consideration paid:
         Cash at closing                                                       $35,588,000
         Deferred Consideration                                                $21,475,000

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                                                        Six Months Ended                   Three Months Ended
                                                          April 30,                          April 30,
                                                     1999             1998              1999             1998
                                               ---------------- ----------------  ---------------- ----------------

       Revenues                                $ 163,570,000    $ 122,560,000     $  85,250,000    $  69,780,000

       Operating income                           14,155,000       10,700,000         7,220,000        6,180,000

       Net income                                  7,877,000        4,314,000         4,050,000        2,760,000

       Diluted earnings per share                       $.73             $.52              $.37             $.33


3.   Long-Term Debt

     On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75 million Revolving Credit Facility. Borrowing under the Revolving Credit Facility bear interest at the Company's option, at LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate. The weighted average interest rate on LIBOR borrowings charged by the bank at April 30, 1999 was 5.7%.

     All borrowings at April 30, 1999 are classified long-term because the Company intends to finance maturities as they become due with borrowings under the Revolving Credit Facility.

     Borrowing under the Revolving Credit Facility is collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001.


4.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                                      Six Months Ended                   Three Months Ended
                                                          April 30,                          April 30,
                                                     1999             1998              1999             1998
                                               ---------------- ----------------  ---------------- ----------------


Interest expense                               ($141,865)         ($190,624)         ($122,043)       ($151,292)
Interest income                                  209,620                                33,991
                                                ---------         ----------          ---------       ----------
                                               $  67,755          ($190,624)          ($88,052)       ($151,292)
                                                =========         ==========          =========       ==========

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Private Securities Litigation Reform Act Safe Harbor Statement

Certain  statements  included  herein and in other  Company  reports  and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the staffing requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in national, regional and local markets; (xi) the Company's ability to retain several of its key clients; (xii) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xiii) the risk of claims made against the Company associated with providing temporary staffing services; (xiv) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; and (xvi) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

The Company is a national provider of professional services and business solutions focusing principally in the areas of Information Technology, Professional Engineering and Government Services through branch offices located in major geographic regions in the United States and Canada.

The Company has pursued an aggressive growth strategy designed to transition the Company's business from providing stand alone technical resources in a staff augmentation capacity to higher growth, higher margin project engagements which provide clients with business solutions that rely on leading edge technologies. This initiative has been enacted through acquisition and internal development of technical competencies in project management, web development, data base and network services, call center technology and ERP. For the six months ended April 30, 1999, information technology services and engineering services contributed 69% and 22%, respectively, of the Company's revenues. Since the beginning of fiscal 1996, the Company has acquired 24 information technology or professional engineering staffing services companies, aggregating $221 million in revenues for their respective latest twelve months prior to acquisition. Through these acquisitions, the Company has achieved substantial revenue growth, improved its operating profitability and repositioned itself as a provider of information technology and engineering services and solutions.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview - (Continued)

The Company brings this expertise to clients in a variety of diverse sectors such as Pharmaceutical, Health Care, Aerospace, Telecommunications, Banking and Finance, Insurance, Utilities and Governmental Units.

The Company realizes revenues from client engagements which range from the placement of contract and temporary technical consultants to project assignments which are based on defined deliverables. These services are primarily provided to the customer at hourly rates that are established for each of the Company's consultants, based upon their skill level and experience and the type of work performed. The Company also provides project management and consulting work which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and consulting work are higher than those received for professional staffing services. The Company is expanding its sales of higher margin consulting and project management services.

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

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits and insurances. Principally all of the billable personnel are treated by the Company as employees. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, training and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's acquisition program and corporate marketing, administrative and reporting responsibilities. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates principally to the goodwill resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill which is being amortized over 40-year periods.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended April 30, 1999 Compared to Six Months Ended April 30, 1998

                                                                         Six Months Ended April 30,
                                                            1999                                  1998
                                                                         % of                            % of
                                                        Amount           Revenue        Amount           Revenue

Revenues                                             $ 147,930,906         100.0%     $ 86,174,418         100.0  %
Cost of services                                       112,694,776          76.2        65,414,594          75.9
Gross profit                                            35,236,130          23.8        20,759,824          24.1
Selling, general and administrative                     22,187,873          15.0        13,140,370          15.2
Depreciation and amortization                            1,248,113            .8           593,006            .7
Operating income                                        11,800,144           8.0         7,026,448           8.2
Interest (expense) income, net                              67,755                    (    190,624)           .2
Gain on foreign currency translation                         3,037                                            .2
Income before income taxes                              11,870,936           8.0         6,835,824           7.9
Income taxes                                             4,817,921           3.2         2,839,672           3.3
Net income                                           $   7,053,015           4.8%     $  3,996,152           4.6  %

Earnings per share (diluted)                                  $.65                            $.48
                                                              ====                            ====


Revenues. Revenues increased 71.7%, or $61.8 million, for the six months ended April 30, 1999 as compared to the comparable prior year period. The increase was primarily due to the acquisition of nine companies during the six months ended April 30, 1999, along with internal growth.

Cost of Services. Cost of services increased 72.3%, or $47.3 million, for the six months ended April 30, 1999 as compared to the comparable prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues increased to 76.2% for the six months ended April 30, 1999 from 75.9% for the comparable prior year period. This increase was primarily due to increased vacation and holiday charges compared to the prior period.

Selling, General and Administrative. Selling, general and administrative expenses increased 68.9%, or $9.0 million, for the six months ended April 30, 1999 as compared to the comparable prior year period. This increase was attributable principally to a 71.7% increase in revenues which required additional administrative, marketing and sales expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 15.0% for the comparable six months ended April 30, 1999 as compared to 15.2% for the prior year period. This decrease in percentage was attributable principally to operating leverage achieved by the spreading of selling, general and administrative overhead expenses over a larger revenue base.

Depreciation and Amortization. Depreciation and amortization increased 110.5%, or $655,000, for the six months ended April 30, 1999 as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred after the second quarter of fiscal 1998.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended April 30, 1999 Compared to Six Months Ended April 30, 1998 -
     (Continued)

Interest (Expense) Income, Net. For the six months ended April 30, 1999, actual interest expense of $142,000 was offset by $210,000 of interest income, which was earned from the investment in interest bearing deposits of the net proceeds of the Company's public offering in June 1998, after the retirement of bank debt. Interest (expense) income, net decreased 177%, or $156,000, for the six months ended April 30, 1999 as compared to the comparable prior year period. This decrease was due primarily to the decreased borrowing requirements necessary to fund working capital required of acquired companies.

Income Tax. Income tax expense increased 69.7%, or $2.0 million, for the six months ended April 30, 1999 as compared to the comparable prior year period. This increase was primarily due to increased levels of income.

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

                                                                     Three Months Ended April 30,
                                                           1999                                  1998
                                                                         % of                            % of
                                                       Amount            Revenue         Amount          Revenue

Revenues                                             $ 80,539,313         100.0 %     $  48,942,175        100.0  %
Cost of services                                       61,491,130          76.3          37,334,590         76.3
Gross profit                                           19,048,183          23.7          11,607,585         23.7
Selling, general and administrative                    11,902,972          14.8           7,326,813         15.0
Depreciation and amortization                             664,790            .8             341,750           .7
Operating income                                        6,480,421           8.0           3,939,022          8.0
Interest (expense) income, net                            (88,052)          (.1)            151,292           .3
Gain on foreign currency translation                        3,037
Income before income taxes                              6,395,406           7.9           3,787,730          7.7
Income taxes                                            2,622,116           3.2           1,568,979          3.2
Net income                                           $  3,773,290           4.7 %     $   2,218,751          4.5  %

Earnings per share (diluted)                                 $.35                              $.27
                                                             ====                              ====


Revenues. Revenues increased 64.6%, or $31.6 million, for the three months ended April 30, 1999 as compared to the comparable prior year period. The increase was primarily due to the acquisition of six companies during the three months ended April 30, 1999, along with internal growth.

Cost of Services. Cost of services increased 64.7%, or $24.2 million, for the three months ended April 30, 1999 as compared to the comparable prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period.

Selling, General and Administrative. Selling, general and administrative expenses increased 62.5%, or $4.6 million, for the three months ended April 30, 1999 as compared to the comparable prior year period. This increase was attributable principally to a 64.6% increase in revenues which required additional administrative, marketing and sales expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 14.8% for the comparable three months ended April 30, 1999 as compared to 15.0% for the prior year period. This decrease in percentage was attributable principally to operating leverage achieved by the spreading of selling, general and administrative overhead expenses over a larger revenue base.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998
      - (Continued)

Depreciation and Amortization. Depreciation and amortization increased 94.5%, or $323,000, for the three months ended April 30, 1999 as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred after the second quarter of fiscal 1998.

Interest (Expense) Income, Net. For the three months ended April 30, 1999, actual interest expense of $122,000 was offset by $34,000 of interest income, which was earned from the investment in interest bearing deposits of the net proceeds of the Company's public offering in June 1998, after the retirement of bank debt. Interest (expense) income, net decreased 41.8%, or $63,000, for the three months ended April 30, 1999 as compared to the comparable prior year period. This decrease was due primarily to the decreased borrowing requirements necessary to fund working capital required of acquired companies and interest income earned in interest bearing deposits.

Income Tax. Income tax expense increased 67.1%, or $1,053,000, for the three months ended April 30, 1999 as compared to the comparable prior year period. This increase was primarily due to increased levels of income.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

Operating activities used $8.7 million of cash for the six months ended April 30, 1999 as compared to operating activities providing $1.2 million of cash for the six months ended April 30, 1998. The decrease of $9.9 million was primarily attributable to an increase in accounts receivable which was partially offset by increased levels of profitability, accrued payroll, income taxes payable and withheld payroll taxes and depreciation and amortization associated with the acquisitions that were completed during the six months ended April 30, 1999.

Investing activities utilized $41.0 million and $12.1 million in the six months ended April 30, 1999 and 1998, respectively. During the six months ended April 30, 1999, the Company invested $35.6 million in cash in the purchase of nine consulting companies and $4.2 million of deferred consideration payments. During the six months ended April 30, 1998, the Company invested $9.8 million in cash in the purchase of three consulting companies and $1.6 million of deferred consideration payments.

Financing activities provided $29.8 million and $10.3 million for the six months ended April 30, 1999 and 1998, respectively.

On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at LIBOR (London Interbank Offered Rate) plus applicable margin or the agent bank's prime rate. The weighted average interest rate on LIBOR borrowings charged by the bank at April 30, 1999 was 5.7%. Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001. The amounts outstanding under the Revolving Credit Facility at April 30, 1999 and October 31, 1998 were $29.5 million and $0, respectively.

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

The Company does not, as of the date of this Report, have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company continues to evaluate acquisitions of various businesses which are complementary to its current operations. The Company's current commitments consist primarily of lease obligations for office space. Deferred Consideration payments to be incurred in connection with acquisitions is estimated to be $38.4 million through October 31, 2002. The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for the next twelve months.

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

Year 2000 compliance related to internal financial systems is being addressed in two ways. The Company has decided to replace its primary financial system with a state-of-the-art integrated enterprise-wide system. This decision was driven by the need for enhanced processing, control and reporting capabilities using current technologies. Based on representations and warranties of the vendor, the Company believes that the new system will be Year 2000 compliant and is expected to be operational by the third quarter of 1999. In addition, the existing primary system and other ancillary systems have been evaluated for Year 2000 compliance and the required remediation and testing are underway. These efforts are scheduled to be concluded before the end of 1999.

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

The responsibility for identifying and assessing compliance issues and then implementing solutions for computer-aided design systems, non-IT systems, facilities, and the status of compliance by suppliers and other third parties, rests primarily with each operating office. Solutions for Year 2000 issues related to computer-aided design systems, non-IT systems and facilities will, of necessity, come from vendors and others providing the related services. The Company, however, plans to identify compliance issues and monitor remediation or replacement efforts. With respect to local suppliers and third parties, the Company has also distributed questionnaire surveys in order to assess their state of compliance in order to develop contingency plans in case of non-compliance. The identification and assessment process is well underway with the expectation that solutions will be in place by the third quarter of 1999.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Year 2000 Readiness Disclosure - (Continued)

The cost of the Company's Year 2000 and enterprise wide solution implementation program is expected to be approximately $1.8 million, approximately $1.1 of which has been incurred as of the date of the filing of this Report. This amount includes costs associated with the new financial system and the new personnel recruiting and human resource systems described above. These systems already were scheduled for implementation and their implementation was not accelerated because of Year 2000 issues.

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

The Company is in the process of developing a most reasonably likely worst case Year 2000 scenario. The Company is currently developing contingency plans and expects such plans to be completed and in place by September 30, 1999.

                                                       PART II

                                                  OTHER INFORMATION







Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 21, 1999.

         The following actions were taken:

              1.) The  following  directors  were  elected  to  serve as Class C directors on the Board of Directors, and shall serve terms expiring at the Company's Annual Meeting in 2002, and until their respective successors shall be elected and qualified. Tabulated voting results were as follows:

                  Leon Kopyt    (Class C)     (For 9,202,781;  Withheld 588,228)
                  Stanton Remer (Class C)     (For 9,188,931;  Withheld 602,078)

                  The Class A director of the Company, Norman S. Berson, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2000, and until his successor has been elected and qualified.

                  Each of the Class B directors of the Company, Robert B. Kerr and Woodrow B. Moats, Jr., will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2001, and until his successor has been elected and qualified.

              2.) Approval of the adoption of the Company's Amended and Restated 1996 Executive Stock Plan.

          Votes For - 8,022,728; Votes Against - 1,744,819; Abstentions - 23,362

              3.) Approval of Grant  Thornton  LLP as the  independent  auditing firm for the Company for the fiscal year ending October 31, 1999.

           Votes For - 9,199,833; Votes Against -  579,104; Abstentions - 12,072

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27    Financial Data Schedule.  (EDGAR version only)


         (b)  Reports on Form 8-K

              None.

                             RCM TECHNOLOGIES, INC.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           RCM Technologies, Inc.





           Date:  June 4, 1999              By:/s/ Stanton Remer
                                            --- ------- -----
                                            Stanton Remer
                                            Chief Financial Officer,
                                            Treasurer, Secretary and Director
                                           (Principal Financial Officer and
                                            Duly Authorized Officer of the
                                            Registrant)