Form 10-Q
period 1999-07-31
RCM TECHNOLOGIES INC
filed 1999-09-13
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999


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


                                 (856) 486-1777
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X           NO


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.


      CLASS                                         10,496,225
 Common Stock, $0.05 par value              Outstanding as of September 13, 1999

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                                                         Page
         Consolidated Balance Sheets as of July 31, 1999 (Unaudited)
         and October 31, 1998 (Audited)                                                                     3

         Unaudited Consolidated Statements of Income for the Nine-Month
         Periods Ended July 31, 1999 and 1998                                                               5

         Unaudited Consolidated Statements of Income for the Three-Month
         Periods Ended July 31, 1999 and 1998                                                               6

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Nine-Month Period Ended July 31, 1999                                               7

         Unaudited Consolidated Statements of Cash Flows for the Nine-
         Month Periods Ended July 31, 1999 and 1998                                                         8

         Notes to Unaudited Consolidated Financial Statements                                              10


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                         12


PART II - OTHER INFORMATION

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                            20


     SIGNATURES                                                                                            21

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 1999 and October 31, 1998



                                                      ASSETS


                                                                                      1999               1998
                                                                                --------------     --------------
                                                                                 (Unaudited)           (Audited)

Current  assets
     Cash and cash equivalents                                                $     1,395,687     $   22,187,536
     Accounts receivable, net of allowance for doubtful accounts
         of $805,000 and $486,000 in 1999 and 1998, respectively                   66,364,143         40,680,268
     Prepaid expenses and other current assets                                      2,748,738          1,199,809
                                                                                    ---------          ---------

         Total current assets                                                      70,508,568         64,067,613
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           7,981,752          5,041,184
     Less: accumulated depreciation and amortization                                2,562,931          2,437,316
                                                                                    ---------          ---------

                                                                                    5,418,821          2,603,868
                                                                                    ---------          ---------


Other assets
     Deposits                                                                         190,684            145,876
     Intangible assets  (net of accumulated amortization
         of $3,349,000 and $1,823,000 in 1999 and 1998,
         respectively)
       Goodwill                                                                    92,245,484         50,014,978
       Other deferred charges                                                         176,317            234,816
                                                                                      -------            -------

                                                                                   92,612,485         50,395,670



         Total assets                                                         $   168,539,874     $  117,067,151
                                                                              =   ===========     =  ===========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       July 31, 1999 and October 31, 1998



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    1999               1998
                                                                                  (Unaudited)         (Audited)
Current liabilities
     Accounts payable and accrued expenses                                    $     5,117,399     $    3,202,625
     Accrued payroll                                                               10,167,054          5,505,465
     Taxes other than income taxes                                                  1,833,152          1,629,945
     Income taxes payable                                                           1,295,366             56,989
                                                                                    ---------             ------


          Total current liabilities                                                18,412,971         10,395,024
                                                                                   ----------         ----------


Long-term debt                                                                     32,200,000


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 10,496,225 and
          10,447,525 shares issued in 1999 and
          1998, respectively                                                          524,811            522,376
     Foreign currency translation adjustment                                  (       161,004)
     Additional paid-in capital                                                    93,473,301         92,997,711
     Retained earnings                                                             24,089,795         13,152,040
                                                                                   ----------         ----------

                                                                                  117,926,903        106,672,127



          Total liabilities and shareholders' equity                          $   168,539,874     $  117,067,151
                                                                              =   ===========     =  ===========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                                     Nine Months Ended July 31,
                                                                                      1999            1998
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                      $   229,768,105     $  138,182,996

Cost of services                                                                  174,866,464        105,099,254
                                                                                  -----------        -----------

Gross profit                                                                       54,901,641         33,083,742
                                                                                   ----------         ----------

Operating costs and expenses
     Selling, general and administrative                                           34,203,136         20,872,931
     Depreciation and amortization                                                  2,091,541            962,896
                                                                                    ---------            -------
                                                                                   36,294,677         21,835,827

Operating income                                                                   18,606,964         11,247,915
                                                                                   ----------     ---------------

Other income (expense)
     Interest (expense), net of interest income                               (       265,711)             7,657
     Loss on foreign currency translation                                     (         6,602)
                                                                              -         -----
                                                                              (       272,313)             7,657
                                                                              -       -------              -----

Income before income taxes                                                         18,334,651         11,255,572

Income taxes                                                                        7,396,896          4,668,636
                                                                                    ---------          ---------

Net income                                                                         10,937,755          6,586,936

Other comprehensive income (expense)
     Foreign currency translation adjustment                                  (       161,004)
                                                                              -       -------

Comprehensive income                                                          $    10,776,751     $    6,586,936
                                                                              =    ==========     =    =========

Basic earnings per share                                                                $1.04               $.80

Weighted average number of common
  shares outstanding                                                               10,480,781          8,238,172

Diluted earnings per share                                                              $1.01               $.75

Weighted average number of common
  and common equivalent shares
  outstanding                                                                      10,840,658          8,732,895

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                                    Three Months Ended July 31,
                                                                                   1999               1998
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                        $  81,837,199      $  52,008,578

Cost of services                                                                   62,171,688         39,684,660
                                                                                   ----------         ----------

Gross profit                                                                       19,665,511         12,323,918
                                                                                -------------      -------------

Operating costs and expenses
     Selling, general and administrative                                           12,015,263          7,732,561
     Depreciation and amortization                                                    843,428            369,890
                                                                                -------------      -------------
                                                                                   12,858,691          8,102,451
                                                                                -------------      -------------

Operating income                                                                    6,806,820          4,221,467
                                                                                -------------      -------------

Other income (expense)
     Interest (expense), net of interest income                                 (     333,535)           198,281
     Loss on foreign currency translation                                       (       9,639)       ___________
                                                                                -------------
                                                                                (     343,174)           198,281
                                                                                -------------      -------------

Income before income taxes                                                          6,463,646          4,419,748

Income taxes                                                                        2,578,905          1,828,964
                                                                                -------------      -------------

Net income                                                                          3,884,741          2,590,784

Other comprehensive income (expense)
     Foreign currency translation adjustment                                    (     244,078)
                                                                                -------------      -------------

Comprehensive income                                                            $   3,640,663      $   2,590,784
                                                                                =============      =============

Basic earnings per share                                                                 $.37               $.27

Weighted average number of common
  shares outstanding                                                               10,495,247          9,476,925

Diluted earnings per share                                                               $.36               $.26

Weighted average number of common
  and common equivalent shares
  outstanding                                                                      10,855,124          9,971,684


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Nine Months Ended July 31, 1999
                                   (Unaudited)











                                                                            Foreign
                                                                            Currency           Additional
                                             Common   Stock                 Translation         Paid-in          Retained
                                        Shares              Amount          Adjustment          Capital          Earnings

Balance, October 31, 1998                10,447,525         $522,376                         $92,997,711       $13,152,040

Exercise of stock options                    48,700            2,435                             475,590

Translation adjustment                                                      (  161,004)

Net income                                                                                                      10,937,755

Balance, July 31, 1999                   10,496,225         $524,811         ($161,004)      $93,473,301       $24,089,795
                                         ==========         ========         ==========      ===========       ===========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                     Nine Months Ended July 31,
                                                                                   1999               1998
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:

     Net income                                                                 $  10,937,755      $   6,586,936
                                                                                -------------      -------------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                              2,091,541            962,896
         Provision for losses on accounts
           receivable                                                                 319,000             89,700
         Changes in assets and liabilities:
           Accounts receivable                                                  (  26,002,875)     (  11,404,087  )
           Prepaid expenses and other
             current assets                                                     (   1,548,929)     (     389,786  )
           Accounts payable and accrued expenses                                    1,914,774          1,533,621
           Accrued payroll                                                          4,661,589          1,947,996
           Taxes other than income taxes                                              203,207          1,083,186
           Income taxes payable                                                     1,238,377      (     111,490  )
                                                                                -------------       ------------

     Total adjustments                                                          (  17,123,316)     (   6,287,964  )
                                                                                 ------------       ------------


Net cash provided by (used in) operating activities                             (   6,185,561)           298,972
                                                                                 ------------      -------------


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)




                                                                                     Nine Months Ended July 31,
                                                                                      1999               1998
                                                                                  (Unaudited)        (Unaudited)
Cash flows from investing activities:
     Property and equipment acquired                                            ($  3,380,494)     ($    648,812  )
     Increase in deposits                                                       (      44,808)     (      53,393  )
     Purchase of acquired companies including
       contingent consideration, net of cash acquired                           (  43,698,007)     (  20,532,439  )
                                                                                 ------------       ------------

     Net cash used in investing activities                                      (  47,123,309)     (  21,234,644  )
                                                                                 ------------       ------------

Cash flows from financing activities:
     Sale of common stock                                                                             49,464,739
     Exercise of stock options and warrants                                           478,025          2,870,312
     Borrowings long-term debt                                                     32,200,000
                                                                                -------------      -------------

     Net cash provided by financing activities                                     32,678,025         52,335,051
                                                                                -------------      -------------

Effect of exchange rate changes on cash and cash equivalents                    (     161,004)
                                                                                 ------------      -------------

Increase (decrease) in cash and cash equivalents                                (  20,791,849)        31,399,379

Cash and cash equivalents at beginning of period                                   22,187,536            918,028
                                                                                -------------      -------------

Cash and cash equivalents at July 31,                                           $   1,395,687      $  32,317,407
                                                                                =============      =============


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $     510,759      $     338,033
       Income taxes                                                                 6,196,360          4,780,126

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1998. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the nine months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.


2.   Acquisitions

     During the period November 1, 1998 through September 1, 1999, the Company acquired twelve businesses in the staffing and consulting services industry. These acquisitions, which are summarized below, have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the dates of acquisition.

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

                      Year Ending October 31,                                    Amount
                      -----------------------                                --------------
                               1999 (Three Months)                           $   1,500,000
                               2000                                             16,200,000
                               2001                                             15,400,000
                               2002-thereafter                                   8,600,000
                                                                             -------------
                                                                             $  41,700,000

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and will be amortized over a 40-year period. Earnouts cannot be estimated with any certainty.

     The Company's acquisition activities during the period November 1, 1998 through September 1, 1999 were as follows:

     Number of acquisitions                                                             12

     Consideration paid:
         Cash at closing                                                       $42,488,000
         Deferred Consideration                                                $28,895,000


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

                                                         Nine Months Ended                  Three Months Ended
                                                           July 31,                           July 31,
                                                     1999             1998              1999             1998
                                               ---------------- ----------------  ---------------- ----------------

       Revenues                                 $ 256,420,000  $   214,940,000      $    84,684,000   $  74,591,000

       Net income                                  12,429,000        9,117,000            4,005,000       3,664,000

       Diluted earnings per share                       $1.15            $1.04                 $.37            $.37


3.   Long-Term Debt

     On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75 million Revolving Credit Facility (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at the Company's option, at LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate. The weighted average interest rate on LIBOR borrowings charged by the bank at July 31, 1999 was 5.95%.

     All borrowings at July 31, 1999 are classified long-term because the Company intends to refinance maturities as they become due with borrowings under the Revolving Credit Facility.

     Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility calls for, among other matters, the Company to maintain certain financial standards and prohibits the payment of dividends by the Company without prior consent of Mellon Bank, N.A.. The Revolving Credit Facility expires August 2001.


4.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                                        Nine Months Ended                  Three Months Ended
                                                           July 31,                           July 31,
                                                     1999             1998              1999             1998
                                               ---------------- ----------------  ---------------- ----------------


Interest expense                               ($510,759)         ($338,034)         ($368,894)       ($131,187)
Interest income                                  245,048            345,691             35,359           329,468
                                              -----------        -----------       ------------       ----------
                                               ($265,711)         $    7,657         ($333,535)         $198,281
                                               ==========         ==========         ==========         ========


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Private Securities Litigation Reform Act Safe Harbor Statement

Certain  statements  included  herein and in other  Company  reports  and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the staffing requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; and (xv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

The Company is a national provider of professional services and business solutions focusing principally in the areas of Information Technology, Professional Engineering and Government Services through branch offices located in geographic regions in the United States and Canada.

The Company has pursued an aggressive growth strategy designed to transition the Company's business from providing stand alone technical resources in a staff augmentation capacity to higher growth, higher margin project engagements which provide clients with business solutions that rely on leading edge technologies. This initiative has been enacted through acquisition and internal development of technical competencies in project management, web development, data base and network services, call center technology and ERP. For the nine months ended July 31, 1999, information technology services and engineering services contributed 71.2% and 19.9%, respectively, of the Company's revenues. Since the beginning of fiscal 1996 through September 1, 1999, the Company has acquired 27 information technology or professional engineering staffing services companies, aggregating $214 million in revenues for their respective latest twelve months prior to acquisition. Through these acquisitions, the Company has achieved substantial revenue growth, improved its operating profitability and repositioned itself as a provider of information technology and engineering services and solutions.

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

The Company realizes revenues from client engagements which range from the placement of contract and temporary technical consultants to project assignments which are based on defined deliverables. These services are primarily provided to the customer at hourly rates that are established for each of the Company's consultants, based upon their skill level and experience and the type of work performed. The Company also provides project management and consulting work which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and consulting work are higher than those for professional staffing services. Consequently, the Company is expanding its sales of higher margin consulting and project management services.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1998

                                                                    Nine Months Ended July 31,
                                                             1999                                  1998
                                                                          % of                            % of
                                                        Amount           Revenue        Amount           Revenue

Revenues                                             $ 229,768,105         100.0%     $ 138,182,996        100.0  %
Cost of services                                       174,866,464          76.1        105,099,254         76.1
Gross profit                                            54,901,641          23.9         33,083,742         23.9
Selling, general and administrative                     34,203,136          14.9         20,872,931         15.1
Depreciation and amortization                            2,091,541            .9            962,896           .7
Operating income                                        18,606,964           8.1         11,247,915          8.1
Interest (expense) income, net                       (     265,711 )      (   .1)             7,657
Loss on foreign currency translation                 (       6,602 )
Income before income taxes                              18,334,651           8.0         11,255,572          8.1
Income taxes                                             7,396,896           3.2          4,668,636          3.4
Net income                                           $  10,937,755           4.8%     $   6,586,936          4.8  %

Earnings per share (diluted)                                 $1.01                            $.75
                                                             =====                            ====


Revenues. Revenues increased 66.3%, or $91.6 million, for the nine months ended July 31, 1999 as compared to the comparable prior year period. Revenue growth was primarily attributable to acquisitions and internal growth. The Company completed ten acquisitions in the nine months ended July 31, 1999, aggregating $65.7 million in revenues for their respective latest twelve months prior to acquisition. Acquired companies during the nine months ended July 31, 1999 and 1998 contributed $94.0 million in revenues in the nine months ended July 31, 1999 as compared to $19.9 million in revenues in the comparable prior year period.

Cost of Services. Cost of services increased 66.4%, or $69.8 million, for the nine months ended July 31, 1999 as compared to the comparable prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues was 76.1% for the nine months ended July 31, 1999 and 1998.

Selling, General and Administrative. Selling, general and administrative expenses increased 63.9%, or $13.3 million, for the nine months ended July 31, 1999 as compared to the comparable prior year period. This increase was attributable principally to a 66.3% increase in revenues which required additional administrative, marketing and sales expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 14.9% for the nine months ended July 31, 1999 as compared to 15.1% for the comparable prior year period. This decrease in percentage was attributable principally to operating leverage achieved by the spreading of selling, general and administrative overhead expenses over a larger revenue base.

Depreciation and Amortization. Depreciation and amortization increased 117.2%, or $1.1 million, for the nine months ended July 31, 1999 as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred after the third quarter of fiscal 1998.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1998 -
     (Continued)

Interest (Expense) Income, Net. For the nine months ended July 31, 1999, actual interest expense of $511,000 was offset by $245,000 of interest income, which was earned from the investment in interest bearing deposits of the net proceeds of the Company's public offering in June 1998, after the retirement of bank debt. Interest (expense) income, net increased 357%, or $273,000, for the nine months ended July 31, 1999 as compared to the comparable prior year period. This increase was due primarily to the borrowing requirements necessary to acquire ten companies during the nine months ended July 31, 1999.

Income Tax. Income tax expense increased 58.4%, or $2.7 million, for the nine months ended July 31, 1999 as compared to the comparable prior year period. This increase was primarily due to increased levels of income.

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

                                                                     Three Months Ended July 31,
                                                             1999                                  1998
                                                                         % of                            % of
                                                       Amount            Revenue         Amount          Revenue

Revenues                                             $  81,837,199         100.0%     $  52,008,578        100.0  %
Cost of services                                        62,171,688          76.0         39,684,660         76.3
Gross profit                                            19,665,511          24.0         12,323,918         23.7
Selling, general and administrative                     12,015,263          14.7          7,732,561         14.9
Depreciation and amortization                              843,428           1.0            369,890           .7
Operating income                                         6,806,820           8.3          4,221,467          8.1
Interest (expense) income, net                       (     333,535 )      (   .4)           198,281           .4
Loss on foreign currency translation                 (       9,639 )
Income before income taxes                               6,463,646           7.9          4,419,748          8.5
Income taxes                                             2,578,905           3.2          1,828,964          3.5
Net income                                           $   3,884,741           4.7%     $   2,590,784          5.0  %

Earnings per share (diluted)                                  $.36                             $.26
                                                              ====                             ====


Revenues. Revenues increased 57.4%, or $29.8 million, for the three months ended July 31, 1999 as compared to the comparable prior year period. The increase was primarily due to the acquisition of one company during the three months ended July 31, 1999, along with internal growth. The Company completed one acquisition in the three months ended July 31, 1999, aggregating $5.0 million in revenues for its latest twelve months prior to the acquisition. Acquired companies during the three months ended July 31, 1999 contributed $24.0 million in revenues in the three months ended July 31, 1999 as compared to $-0- million in revenues in the comparable prior year period.


Cost of Services. Cost of services increased 56.7%, or $22.5 million, for the three months ended July 31, 1999 as compared to the comparable prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during this period. Cost of services as a percentage of revenues was 76.0% for the three months ended July 31, 1999, as compared to 76.3% in the comparable prior year period. The percentage decline was primarily attributable to a greater percentage of the Company's revenues being derived from information technology staffing services.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998 - (Continued)

Selling, General and Administrative. Selling, general and administrative expenses increased 55.4%, or $4.3 million, for the three months ended July 31, 1999 as compared to the comparable prior year period. This increase was attributable principally to a 57.4% increase in revenues which required additional administrative, marketing and sales expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 14.7% for the three months ended July 31, 1999 as compared to 14.9% for the comparable prior year period. This decrease in percentage was attributable principally to operating leverage achieved by the spreading of selling, general and administrative overhead expenses over a larger revenue base.

Depreciation and Amortization. Depreciation and amortization increased 128.0%, or $474,000, for the three months ended July 31, 1999 as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred after the third quarter of fiscal 1998.

Interest (Expense) Income, Net. For the three months ended July 31, 1999, actual interest expense of $369,000 was offset by $35,000 of interest income, which was earned from the investment in interest bearing deposits of the net proceeds of the Company's public offering in June 1998, after the retirement of bank debt. Interest (expense) income, net increased 268.2%, or $532,000, for the three months ended July 31, 1999 as compared to the comparable prior year period. This increase was due primarily to the borrowing requirements necessary to acquire twelve companies since July 31, 1998.

Income Tax. Income tax expense increased 41.0%, or $750,000, for the three months ended July 31, 1999 as compared to the comparable prior year period. This increase was primarily due to increased levels of income.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

Operating activities used $6.2 million of cash for the nine months ended July 31, 1999 as compared to operating activities providing $300,000 of cash for the nine months ended July 31, 1998. The decrease of $6.3 million was primarily attributable to an increase in accounts receivable which was partially offset by increased levels of profitability, accrued payroll, income taxes payable and withheld payroll taxes and depreciation and amortization associated with the acquisitions that were completed during the nine months ended July 31, 1999.

Investing activities utilized $47.1 million and $21.2 million in the nine months ended July 31, 1999 and 1998, respectively. During the nine months ended July 31, 1999, the Company invested $39.1 million in cash in the purchase of ten consulting companies and $4.6 million of deferred consideration payments. During the nine months ended July 31, 1998, the Company invested $17.3 million in cash in the purchase of five consulting companies and $3.2 million of deferred consideration payments.

Financing activities provided $32.7 million and $52.3 million for the nine months ended July 31, 1999 and 1998, respectively.

On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at LIBOR (London Interbank Offered Rate) plus applicable margin or the agent bank's prime rate. The weighted average interest rate on LIBOR borrowings charged by the bank at July 31, 1999 was 5.95%. Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility calls for, among other matters, the Company to maintain certain financial standards and prohibits the payment of dividends by the Company without prior consent of Mellon Bank, N.A. The Revolving Credit Facility expires August 2001. The amounts outstanding under the Revolving Credit Facility at July 31, 1999 and October 31, 1998 were $32.2 million and $0, respectively.

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

The Company does not, as of the date of this Report, have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company continues to evaluate acquisitions of various businesses which are complementary to its current operations. The Company's current commitments consist primarily of lease obligations for office space. Deferred Consideration payments to be incurred in connection with acquisitions is estimated to be $42.0 million through October 31, 2002. The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for the next twelve months.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Year 2000 Readiness Disclosure

Many existing older computer systems were designed to store the last two digits of the year and use this value for all date comparisons. The false assumption of this design is that the first two digits of the year were always considered to be '19'. This is commonly referred to as the Y2K or Year 2000 problem. The Company's program to assess the extent of issues related to Year 2000 compliance and to develop and implement solutions for those issues is being directed by senior management with the Company's Chief Technology Officer having primary responsibility for the coordination, remediation, implementation and contingency planning efforts. Designated personnel at the Company's headquarters and at each of the Company's operating locations have been assigned Year 2000 compliance responsibilities.

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

Assessment, Remediation Planning, Contingency Planning, Remediation/Replacement
 Implementation and Compliance Testing.

The internal IT systems compliance issues are most critical and relate to the Company's financial systems, computer networks and communications systems and personnel recruiting and human resource systems. Corporate level personnel have responsibility to insure that all financial, network and communication systems will be Year 2000 compliant as well as determining the status of compliance by larger customers, suppliers and other key third parties. Personnel recruiting and human resource tracking systems for billable resources are being evaluated and remediated by local branch management under the coordination of the Company's Chief Technology Officer.

Year 2000 compliance related to internal financial systems is being addressed in two ways. The Company has decided to replace its primary financial and operational systems with a state-of-the-art integrated enterprise resource planning system SAP R/3. This decision was driven by the need for enhanced processing, control and reporting capabilities using current technologies. Based on representations and warranties of the vendor, the Company believes that the new system will be Year 2000 compliant and has become operational on August 30, 1999. The remaining non-critical systems will become Y2K compliant by November 1999.

With respect to larger customers, suppliers and other key third parties, questionnaire surveys have been distributed and collected for use in assessing their state of compliance in order to develop contingency plans in case of non-compliance. Customers and suppliers with whom there is electronic interchange of data are of primary focus to insure that both the Company and those parties are Year 2000 compliant with respect to such interchanges. The Company does not believe the consequences of non-compliance of third party suppliers and customers would be material due to the limited exposure the Company has assessed to these parties.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Year 2000 Readiness Disclosure - (Continued)

The cost of the Company's Year 2000 and enterprise wide solution implementation program is expected to be approximately $2.2 million, approximately $1.9 million of which has been incurred as of the date of the filing of this Report. This amount includes costs associated with the new financial and operational systems described previously. These systems already were scheduled for installation and their implementation was not accelerated because of Year 2000 issues.

The Company believes that its program to address Year 2000 compliance is on schedule for completion before the end of 1999. However, there can be no assurance that there will be no material impact as a result of Year 2000 issues, particularly considering the dependence and interdependence that exists with third parties and that resources for remediation and replacement may not be available in the required time frame. Since the Company has a greater level of control over implementing solutions to Year 2000 issues relating to its internal systems, it is more likely that adverse impacts on the Company could originate with third parties rather than from the Company's inability to make its internal systems Year 2000 compliant. If issues related to internal systems are not resolved before the end of 1999, the consequences to the Company could be material. However, all Y2K projects have either been completed on schedule or remain on schedule for completion before the Year 2000.

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





                                           RCM Technologies, Inc.





  Date:  September 13, 1999                By:/s/ Stanton Remer
                                             --- ------- -----
                                             Stanton Remer
                                             Chief Financial Officer,
                                             Treasurer, Secretary and Director
                                             (Principal Financial Officer and
                                              Duly Authorized Officer of the
                                              Registrant)