Form 10-K
period 1999-10-31
RCM TECHNOLOGIES INC
filed 2000-01-07
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1999
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934
            For the transition period from ........... to ...........
                         Commission file number 1-10245

                             RCM TECHNOLOGIES, INC.
              Exact name of registrant as specified in its charter
                                Nevada 95-1480559
             State of incorporation IRS Employer Identification No.

                  2500 McClellan Avenue, Suite 350, Pennsauken,
                   New Jersey 08109-4613 Address of principal
                                executive offices
       Registrant's telephone number, including area code: (856) 486-1777
           Securities registered pursuant to Section 12(b) of the Act:

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 5, 2000 was approximately $186,959,000 based upon the closing price of the Common Stock on such date on The Nasdaq National Market of $17.88. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares of Registrant's Common Stock (par value five cents per share) outstanding as of January 5, 2000: 10,496,225.

Documents Incorporated by Reference

         Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders ("2000 Proxy Statement") are incorporated by reference into Items 10,11,12 and 13 in Part III. If the 2000 Proxy Statement is not filed by February 28, 2000, an amendment to this Annual Report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

                                     PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain  statements  included  herein and in other  Company  reports  and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions, placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients;
(iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims made against the Company associated with providing temporary staffing services;
(xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services; and (xvi) other economic, competitive and governmental factors affecting the Company's operations, market, products and services.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

     General

     RCM Technologies, Inc. ("RCM" or the "Company") is a premier national provider of Business, Technology and resource solutions in information technology ("IT") and professional engineering to customers in corporate and government sectors. RCM's offices are located in major geographic regions throughout North America. The Company has grown its information technology competencies in the areas of resource augmentation, e-business, Enterprise Resource Planning ("ERP") support, network and infrastructure support and knowledge management. RCM's engineering expertise is in the form of technical design, field engineering, field support, procedures development and project and program management. The Company provides its services to clients in Banking & finance, healthcare, insurance, pharmaceutical, telecommunications, utility, technology, manufacturing & distribution and government sectors. The Company believes the breadth of services it can provide fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

     During the fiscal year ended October 31, 1999 approximately 73% of RCM's total revenues were derived from IT services, 19% from Engineering services and the remaining 8% from commercial services.

     RCM sells and delivers its services through a network of 77 branch offices located in selected regions throughout North America. The Company has executed a geographic expansion and diversification strategy that places it in the major markets for the services that the Company offers. This strategy has been accomplished through the combination of a concerted and disciplined acquisition program, coupled with an organic growth strategy.

     The demand for IT and engineering consulting services has increased rapidly in recent years. RCM has competed successfully in this environment, experiencing a compound annual growth rate in revenues of 73% over the last four years. In fiscal 1999, RCM's revenues grew 56% to $313.4 million from $201.5 million in fiscal 1998. From November 1, 1998 to October 31, 1999, the number of consultants employed by the Company increased 47% from 1,900 to approximately 2,800.

     Industry Overview

     Many businesses today are facing intense competition, accelerating technological change, personnel downsizing and widespread business process re-engineering. Increasingly, these companies are turning to IT solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and deploy new information technologies has become critical.

     Although many companies have recognized the importance of IT systems and products to compete in today's business climate, the process of designing, developing and implementing IT solutions has become increasingly complex. Some companies continue to migrate away from centralized mainframes running proprietary software toward decentralized, scalable architectures based on personal computers, client/server architectures, local and wide area networks, the Internet, shared databases and packaged application software. These advances have enhanced the ability of companies to benefit from the application of IT systems and solutions. Consequently, the number of companies desiring to use IT systems and solutions in new ways and the number of end users within these organizations are rising rapidly.

     As a result of the variety and complexity of these new technologies, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement off-the-shelf software applications to support business objectives. Companies also need to continually keep pace with new developments, which often render existing equipment and internal skills obsolete. At the same time, external economic factors have caused some organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity, quality and variety of IT skills necessary to design and develop solutions. IT managers are charged with developing and supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

     According to Dataquest, a division of Gartner Group, information technology services is one of the fastest growing segments of the economy. The worldwide market for information technology services was $218 billion in 1997,with a projected market of $472 billion in 2002, growing at an estimated compounded growth rate of 16.7%. Dataquest also projects that the U.S. information technology services market will grow from $95 billion in 1997 to $204 billion in 2002 at an annual compounded growth rate of 16.5%.

     Due to the foregoing factors, the demand for IT services has grown significantly. The Company believes the demand for IT services is particularly strong among middle-market companies, which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced counsel to achieve their business objectives. These companies often rely on IT service providers to help implement and manage their systems. However, many middle-market companies rely on multiple providers for their IT needs. Generally, the Company believes larger IT service providers do not target these companies and smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy these companies' needs. The Company believes this reliance on multiple service providers creates multiple relationships that are more difficult and less cost-effective to manage and can adversely impact the quality and compatibility of IT solutions. RCM is structured to provide middle-market companies an objective, single-source provider for their IT needs.

     Business Strategy

     RCM is dedicated to providing complete solutions to meet its customers' business needs by delivering information technology and professional engineering services. The Company's objective is to be a recognized leader of specialty professional consulting services and solutions in major markets throughout North America. The Company has developed interrelated growth and operating strategies to achieve this objective. Key elements of its growth and operating strategies are as follows:

     Growth Strategy

     Full Cycle Solution Capability. The Company will continue to build out its Full Cycle Solution Capability. The goal of the full cycle strategy is to fully address a client's project implementation cycle. This entails the Company working with its clients from the initial conceptualization of a project  through  its design and  project  execution,  and  extending  into ongoing management and support of the deliverable. RCM's strategy is to build an end to end solution offering from its extensive resource base, directing that expansion through the specific practices that have the method and delivery expertise in place. The Company believes that the effective execution of this strategy will generate improved margins on the existing resources. The completion of this service-offering continuum affords the Company the opportunity to strengthen long-term client relationships which will further improve the quality of earnings.

     In addition to building out the Full Cycle Solution Offering, the Company will continue to focus on transitioning into higher value oriented services to expand its margins on its various service lines. These measures will be accomplished through a concerted effort of driving internal growth and, at the same time, pursuing strategic acquisitions.

     Promote Internal Growth. The Company's internal growth strategies have resulted in several well-defined initiatives described below which were launched during fiscal 1999. The results of these efforts have produced gains in margin growth, client focus and client penetration.

     Gross margins increased as a direct result of implementing a program at all operating branches of the Company to conduct business at over certain margin thresholds. The policies developed during this initiative continue to be refined and administered so the results are expected to continue the positive trend.

     In geographic regions where the Company has a high density of offices, sales management programs were designed and implemented to segregate clients into regional accounts. This process has provided a higher degree of account coordination so clients can benefit from the wider array of services that can be offered by the Company.

     During fiscal 1999, RCM began a company-wide training initiative in which all sales managers and professionals received advanced sales training. The purpose of the training, which is a multi-semester program, is to sharpen sales skills and to further assist the sales force in identifying, developing and closing solution sales.

     RCM has adopted an industry-centric approach to sales and marketing. This initiative recognizes that all clients within the same industry sectors have common business challenges. It therefore allows the Company to present and deliver enhanced value to those clients in the industrial sectors in which RCM has amassed the greatest work experience. Through the alignment of the collective project experience RCM's consultants have gained, the Company brings differentiated awareness of the business challenges that clients in that space are facing. This alignment also facilitates and creates additional cross-selling opportunities. The result is greater account penetration and enhanced client intimacy.

     Operational strategies contributing to RCM's internal growth include the delineation of certain new technical practice areas in markets where its clients had historically known the Company as a contract service provider. The formation of these practice areas has facilitated the flow of project opportunities and the delivery of project-based solutions. These projects have had the positive effect of expanding the margins for the core technical competencies of a number of Company consultants.

     Continue Strategic Acquisitions. The Company will continue to refine its selective pursuit of strategic acquisitions. The industry for the Company's services continues to be highly fragmented, and the Company plans to continue its aggressive acquisition program. The Company's acquisition strategy is designed to enrich and strengthen the scope of services and technical competencies that it needs to broaden and maintain its full cycle solution capabilities. In targeting acquisitions, the Company focuses on companies with (i) technologies RCM has targeted for strategic value enhancement, (ii) margins that will not dilute the margins now being delivered, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company's management team. To retain and provide incentives for management of its acquired companies, the Company typically structures a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to three-year period. The Company believes its success in completing acquisitions is due to its entrepreneurial and decentralized operating philosophy, its strong corporatelevel support and resources, its status as a public company and its ability to offer management of the acquired companies an opportunity to join and participate in the expansion of a rapidly growing provider of business and information technology solutions.

     Operating Strategy

     Foster a Decentralized Entrepreneurial Environment. A key element of the Company's operating strategy is to foster a decentralized, entrepreneurial environment for its employees. The Company fosters this environment by continuing to build on the local market knowledge, reputations and customer relationships of acquired companies and by sharing their operating policies, procedures and expertise with other branch locations to develop new ideas to best serve the prospects of the Company. The Company believes an entrepreneurial business atmosphere allows its branch offices to quickly and creatively respond to local market demands and enhances the Company's ability to motivate, attract and retain managers to maximize growth and profitability.

     Develop and Maintain Strong Customer Relationships. The Company seeks to develop and maintain strong interactive customer relationships by anticipating and focusing on its customers' needs. The Company emphasizes a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach that the Company believes is used by many of its competitors. The industry-centric strategy implemented during fiscal 1999 has allowed RCM to further expand its relationships with clients in RCM's targeted sectors. To develop close customer relationships, the Company's branch managers or practice managers regularly meet with both existing and prospective clients to help design solutions for, and identify the resources needed to execute, their strategies. The Company's managers also maintain close communications with their customers during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense. Additionally, the Company believes that by partnering with its customers in designing business solutions, it generates new opportunities to cross sell additional services that the Company has to offer. The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of our customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

     Attract and Retain Highly Qualified Consultants and Technical Resources. The Company believes it has been successful in attracting and retaining qualified consultants and contractors by (i) providing stimulating and challenging work assignments, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing training to maintain and upgrade skills and (v) aligning the needs of its customers with the appropriately skilled personnel. The Company has been successful in retaining these personnel due in part to its use of qualified personnel designated as practice managers or "ombudsmen" who are dedicated to maintaining contact with, and monitoring the satisfaction levels of, the Company's consultants, while they are on assignment.

     Centralize Administrative Functions. The Company seeks to maximize its operational efficiencies by integrating general and administrative functions at the corporate level, and reducing or eliminating redundant functions and facilities at acquired companies, typically within three months of an acquisition. This enables the Company to quickly realize potential savings and synergies and efficiently control and monitor its operations, and allows acquired companies to focus on growing their sales and operations.

     To accomplish this, the Company selected, then completed the installation and role out of, an SAP operating system this year. The software was configured to perform all back office functions including payroll, project management, project cost accounting, billing, human resource administration and all financial consolidation and reporting functions. The system is now in operation at all Company branch locations in the United States. In the next year, RCM will implement SAP for all of its Canadian operations. The Company believes that this system provides a robust and highly scalable platform from which to manage daily operations and to be able to accommodate anticipated future growth.

     Operations

     The  Company  provides   information   technology  and  other  professional
     engineering services to a number of industry sectors.

     Information Technology

     The Company's Information Technology Group offers responsive, timely and comprehensive business and information technology solutions to support the entire systems applications development and implementation process. The Company's information technology professionals have expertise in a variety of technical disciplines, including e-business development, enterprise software, network communications, knowledge management and support of client applications.

     Information Technology (Continued

     The Company has a wide array of service offerings and deliverables within this spectrum. Within its e-business offering, RCM delivers web strategies, web enablement of client applications, e-commerce solutions, Intranet solutions, corporate portals and complete web sites. Within its business intelligence practice, RCM provides data architecture design, data warehousing projects, knowledge management, customer relationship management and supply chain management solutions. In its ERP practices, RCM delivers software sales for certain applications, implementation services, infrastructure support, integration services, and an array of post implementation support services. In its enterprise application integration work, the Company maintains its distributed computing practice, electronic messaging and middleware services. The Company believes that its ability to deliver information technology solutions across a wide range of technical platforms provides an important competitive advantage. The Company also strives to ensure that its consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies. The Company's strategy is to maintain expertise and acquire knowledge in multiple technologies so it can offer its clients non-biased solutions best suited to their business needs.

     The Company provides its IT services through a number of delivery methods. These include management consulting engagements, project management of client efforts, project implementation of client initiatives, outsourcing, both on and off site, and a full complement of resourcing alternatives.

     As  of  October  31,  1999,   approximately  2,200  information  technology
     personnel were employed by the Company.

     Professional Engineering

     The Company's Professional Engineering Group provides personnel to perform project engineering, computer aided design, and other managed task technical services either at the site of the customer or, less frequently, at the Company's own facilities. Representative services include utilities process and control, electrical engineering design, system engineering design and analysis, mechanical engineering design, procurement engineering, civil structural engineering design, computer aided design and code compliance. The Professional Engineering Group has developed an expertise in providing engineering, design and technical services to many customers in the aeronautical, paper products manufacturing industries and the nuclear power, fossil fuel and electric utility industries.

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

     The Company provides its engineering services through a number of delivery methods. These include managed tasks and resources, complete project services, outsourcing, both on and off site, and a full complement of resourcing alternatives.

     As of October 31, 1999, approximately 600 engineering personnel were employed by the Company.

     Commercial Services

     The Company's Commercial Services Group consists of Specialty Healthcare and General Support Services. The Company's General Support Services Group provides contract and temporary services, as well as permanent placement services, for full time and part time personnel in a variety of functional areas, including office, clerical, data entry, secretarial, light industrial, shipping and receiving and general warehouse. Contract and temporary assignments range in length from less than one day to several weeks or months.

     The Company's Specialty Healthcare Group provides skilled, licensed healthcare professionals, primarily physical therapists, occupational therapists, speech language pathologists and trauma nurses. The Specialty Healthcare Group provides services to hospitals, nursing homes, pre-schools, sports medicine facilities and private practices. Services include in-patient, out-patient, sub-acute and acute care, rehabilitation, geriatric, pediatric and adult day care. The Specialty Healthcare Group does not provide nursing or home healthcare services. Typical engagements range either from three to six months or are on a day-to-day shift basis.

     Branch Offices

     The Company's branch organization consists of six operating regions with 77 offices located in 26 states and Canada. The region of and services provided by each branch office are set forth in the table below.

                                                 NUMBER OF           SERVICES
     REGION                                       OFFICES            PROVIDED(1)

     NORTHEAST
       Connecticut...................................   3             IT, PE, CS
       Maryland......................................   1             IT
       New Hampshire.................................   1             IT
       New Jersey....................................   9             IT, PE, CS
       New York......................................   3             IT, PE,CS
       Pennsylvania..................................   4             IT, PE, CS
       Vermont.......................................   1             PE
                                                        -
                                                       22
     MIDWEST
       Illinois......................................   3             IT
       Indiana.......................................   1             IT
       Kentucky......................................   1             PE, CS
       Michigan......................................   8             IT, PE
       Minnesota.....................................   2             IT
       Missouri......................................   1             IT, PE
       Nebraska......................................   1             IT
       Ohio..........................................   1             IT
       Wisconsin.....................................   5             IT, PE
                                                        -
                                                       23
     SOUTHEAST
       Alabama.......................................   1             IT, PE
       Florida.......................................   2             IT
       Georgia.......................................   2             PE
       North Carolina................................   1             PE
       South Carolina................................   1             PE
       Virginia......................................   1             IT
                                                        -
                                                        8
     SOUTHWEST
       Arizona.......................................   4             IT, PE
       Texas.........................................   3             IT
                                                        -
                                                        7
     WEST
       Colorado......................................   1             IT
       Northern California...........................   3             IT
       Southern California...........................   9             IT, CS
                                                        -
                                                        13

     CANADA..........................................   4             IT, PE
                                                        -

     (1) Services provided are abbreviated as follows:
         IT     - Information Technology
         PE     - Professional Engineering
         CS     - Commercial Services

     Branch offices are primarily located in regions which the Company believes have strong growth prospects for information technology and engineering services. The Company's branches are operated in a decentralized, entrepreneurial manner with most branch offices operating as independent profit centers. The Company's branch managers are given significant autonomy in the daily operations of their respective offices and, with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing strategies, pricing, hiring and training. Branch managers are paid on a performance-based compensation system designed to motivate the managers to maximize growth and profitability.

     The Company believes that a substantial portion of the buying decisions made by users of the Company's services are made on a local or regional basis and that the Company's branch offices most often compete with local and regional providers. Since the Company's branch managers are in the best position to understand their local markets, and customers often prefer local providers, the Company believes that a decentralized operating environment maximizes operating performance and contributes to employee and customer satisfaction.

     From its headquarter locations in New Jersey, the Company provides its branch offices with centralized administrative, marketing, finance, MIS, human resources and legal support. Centralized administrative functions minimize the administrative burdens on branch office managers and allow them to spend more time focusing on sales and marketing and practice development activities. The Company believes that its ability to rapidly integrate the administrative functions of its acquisitions has greatly enhanced its internal growth.

     Most of the branch offices have one branch manager, one sales manager, three to six salespeople, one to five practice managers and several recruiters. The Company's branch managers report to product-line general managers. General managers meet with branch managers on a regular basis to identify "best practices" for the various sales and marketing and recruiting processes and assist the branch managers in implementing these best practices. The Company's branch managers typically meet every three to six months to discuss "best practices" and ways to increase the Company's cross-selling of its professional services. The Company's practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

     Sales And Marketing

     Sales and marketing efforts are conducted at the local and regional level through the Company's network of branch offices. The Company emphasizes long-term personal relationships with customers which are developed through regular assessment of customer requirements and proactive monitoring of personnel performance. The Company's sales personnel make regular visits to existing and prospective customers. New customers are obtained through active sales programs and referrals. The Company encourages its employees to participate in national and regional trade associations, local chambers of commerce and other civic associations. The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer's information technology, engineering and other professional services needs. The Company also concentrates on providing carefully screened professionals with the appropriate skills in a timely manner and at competitive prices. The
     Company constantly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

     The Company has elevated the importance of working with and developing its partner alliances with technology firms. Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company. Relations have been established with firms such as Microsoft, QAD, Lawson, GEAC, IBM, and Compaq among others. The Partner programs may be either managed at a national level from the corporate offices or at a regional level from the branch offices.

     Some of the Company's larger representative customers include AT&T, Bell Atlantic, Sprint, Merrill Lynch, Liberty Mutual Insurance, Merck, Warner Lambert, Novartis, Medtronic, Northeast Utilities, Ontario Power, Lockheed, and 3M. The Company serves Fortune 1000 companies and many middle market clients. The Company's relationships with these customers are typically formed at the local or regional level, as the Company does not actively solicit national contracts, which typically subject the suppliers to significant pricing pressures.

     During fiscal 1999, no one customer accounted for more than 5% of the Company's revenues. The Company's five and ten largest customers accounted for approximately 13% and 22%, respectively, of the Company's revenues for fiscal 1999.

     Recruiting And Training

     The Company devotes a significant amount of time and resources, primarily at the branch level, to locating, training and retaining its professional personnel. Full-time recruiters utilize the Company's proprietary database of available personnel, which is cross-indexed by competency and skill to match potential candidates with the specific project requirements of the customer. The qualified personnel in the databases are identified through numerous activities, including networking, referrals, the internet, job fairs, newspaper and trade journal advertising, attendance at industry shows and presentations. The Company also has several recruiters dedicated to recruiting highly skilled, highly sought-after information technology personnel from international locations such as Australia, Canada, England, India, Mexico, New Zealand, and other European and Southeast Asian countries.

     The Company believes that a significant element to the Company's success in retaining qualified consultants and contract personnel is the Company's use of "ombudsmen" and technical practice managers. Ombudsmen are qualified Company personnel dedicated to maintaining on-site contact with, and monitoring the satisfaction levels of, the Company's consultants and contract personnel while they are on assignment. Practice managers are consulting managers responsible for the technical development and career development of the Company's technical personnel within the defined practice areas. The Company employs various methods of technical training and skills development including sending consultants to application vendor provided courses, the use of computer-based training tools and on-the-job training through mentoring programs.

     Information Systems

     The Company has invested, and intends to continue to invest, in the SAP R/3 software that it has installed. This system is deployed on clustered Compaq servers and is running on a SQL 7.0 database. The branch offices of the Company are networked to the corporate offices so the SAP application is accessed at all operational locations. This system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality. Additionally, each of the service groups has separate databases to permit efficient tracking of available personnel on a local basis. These databases facilitate efficient matching of customers' requirements with available technical personnel. For acquired companies, administrative functions are integrated into the Company's information system and personnel databases are updated accordingly. The Company typically completes this process within three months after the acquisition.

     The Company believes that the new SAP system as well as all legacy applications are Year 2000 compliant.

     Competition

     The market for IT and engineering services includes a large number of competitors, is subject to rapid change and is highly competitive. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, "Big Five" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

     The Company believes its principal competitive advantages in the IT and professional engineering services market include: focus on the middle market, breadth of services offered, technical expertise, knowledge and experience in the industry, perceived value, quality of service, responsiveness to client needs and speed in delivering IT solutions.

     Additionally, the Company competes for suitable acquisition candidates based on its differentiated acquisition model, its entrepreneurial and decentralized operating philosophy, its strong corporate-level support and resources, its status as a public company and its ability to offer management of the acquired companies an opportunity to participate in the expansion of a rapidly growing provider of information technology and other engineering services.

     Employees

     As of October 31, 1999, the Company employed on its administrative staff approximately 450 persons, including certified information technology specialists and licensed professional engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company. As of October 31, 1999, approximately 2,200 information technology professionals and 600 engineering and technical personnel were employed by the Company to work on client projects for various periods. The Company also employed approximately 1,300 temporary personnel as of October 31, 1999. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

     The Company provides specialty professional consulting services, principally performed at various client locations, through 77 offices in 26 states and Canada. The Company's administrative and sales offices typically consist of 1,500 to 2,500 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

     The Company's executive and administrative offices are located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 9,100 square feet and are leased at a rate of $12.00 per square foot per month for a term ending on January 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS

     On November 6, 1998, Barry Meyers and Martin Blaire, two former officers and directors of the Company, filed suit against the Company in the Superior Court for the State of New Jersey, Law Division, Bergen County, alleging wrongful termination of their employment, failure to make severance payments, wrongful conduct by the Company in connection with the grant of Stock Options to the plaintiffs and wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs. The suit asks for damages of approximately $480,000 plus other unspecified amounts. Management believes the suit is without merit and intends to defend the claim vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the vote of security holders during the fourth quarter ended October 31, 1999.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the Symbol "RCMT". The following table sets forth approximate high and low sales prices by fiscal quarters for the periods indicated, as reported by the Nasdaq National Market:

                                                    Common Stock
         Fiscal 1998                      High                       Low

              First Quarter..............$ 18.50                   $ 14.38
              Second Quarter.............  30.13                     16.13
              Third Quarter..............  26.75                     17.38
              Fourth Quarter.............  18.25                     10.75

         Fiscal 1999

              First Quarter..............$ 26.88                   $14.50
              Second Quarter.............  21.44                    10.31
              Third Quarter..............  17.38                    10.88
              Fourth Quarter.............  14.88                    10.06

     Holders

     As of January 5, 2000, the approximate number of holders of record of the Company's Common Stock was 1,350. Based upon the requests for proxy information in connection with the Company's most recent Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 6,000.

     Dividends

     The Company has never declared or paid a cash dividend on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain all earnings to finance the development and expansion of the
     Company's business. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant. The Revolving Credit Facility (as defined in Item 7 hereof) prohibits the payment of dividends or distributions on account of the Company's capital stock without the prior consent of the majority of the Company's lenders.

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

                                                                          Years  Ended October  31,


                                                  1999               1998               1997             1996             1995
                                            ----------------  ---------------------------------------------------------------------
Income Statement

   Revenues                                     $313,385,772    $201,452,318      $113,959,093      $61,039,173       $26,915,737
   Gross profit                                   76,639,326      48,424,223        27,126,745       12,259,287         4,536,920
   Income from
    continuing operations                         14,948,248       9,796,705         4,839,933        2,367,939           849,105
   Loss from discontinued
     operations                                                                 (      362,500)
   Net income                                     14,948,248       9,796,705         4,477,433        2,367,939(2)        849,105(2)

Earnings Per Share (1)

   Income from continuing
     operations (diluted)                               1.37            1.07               .76              .38(2)            .18(2)
   Loss from discontinued
     operations (diluted)                                                                 (.06)
   Net income (diluted)                                 1.37            1.07               .70              .38(2)            .18(2)
   Net income (basic)                                   1.43            1.11               .74              .39(2)            .19(2)


                                                                                              October 31,

Balance Sheet
                                                  1999              1998              1997             1996              1995
                                            ----------------  ----------------  ---------------- ----------------  ----------------

   Working capital                                54,866,477      53,672,589        17,279,115        6,771,434         3,327,904
   Total assets                                  184,047,546     117,067,151        54,082,596       24,406,620        10,301,555
   Long term liabilities                          40,800,000                           308,129          562,312
   Total liabilities                              62,045,376      10,395,024         9,471,611        8,186,510         2,774,970
   Shareholders' equity                         $122,002,170    $106,672,127       $44,611,985      $16,220,110        $7,526,585

   (1) Shares used in computing earnings per share

     Basic                                        10,484,764       8,787,334         6,068,713        4,247,907         2,933,819
     Diluted                                      10,942,146       9,151,903         6,361,181        4,320,571         3,007,969

   (2) The net income amounts above for the years ended October 31, 1996 and 1995 do not include the effect of the then available net operating loss carryforward (NOL). Giving effect to the NOL, the Company's actual earnings per share were $.55 and $.28, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     The Company is a premier national provider of Business, Technology and Resource solutions in information technology and professional engineering to customers in corporate and government sectors. The Company's offices are located in major geographic regions throughout North America.

     The Company has pursued an aggressive growth strategy designed to transition the Company's business from providing stand-alone technical resources in a staff augmentation capacity to higher growth, higher margin project engagements which provide clients with business solutions which rely on leading edge technologies. This initiative has been enacted through acquisitions and internal development of technical competencies in such areas as project management, web development, data base and network services, call center technology and EDP. For the three months ended October 31, 1999, information technology and professional engineering services contributed approximately 73% and 19%, respectively, of the Company's revenues. Since the beginning of fiscal 1996, the Company has acquired 28 information technology or professional engineering services companies, aggregating approximately $218 million in revenues for their respective latest twelve months prior to acquisition. Through these acquisitions, the Company has achieved substantial revenue growth, improved its operating profitability and repositioned itself as a provider of information technology and professional engineering services and solutions.

     The Company  brings this  expertise to clients in a variety of sectors such
     as   Banking   &   Finance,    Healthcare,    Insurance,    Pharmaceutical,
     Telecommunications, Utility, Technology, Manufacturing & Distribution and Government sectors.

     The Company realizes revenues from client engagements which range from the placement of contract and temporary technical consultants to project assignments which are based on defined deliverables. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants, based upon their skill level and experience and the type of work performed. The Company also provides project management and consulting work which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and consulting work are higher than those for professional staffing services. The Company is expanding its sales of higher margin consulting and project management services.

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

     Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits and insurances. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's acquisition program and corporate marketing, administrative and reporting responsibilities. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates principally to the goodwill resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill which is being amortized over 40-year periods.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Results of Operations

                                                                   Years Ended October 31,
                                               1999                          1998                       1997
                                           --------------------------------------------------------------------------
                                                        % of                       % of                       % of
                                           Amount       Revenue       Amount       Revenue       Amount       Revenue
Revenues                                 $313,385,772     100.0%    $201,452,318     100.0%    $113,959,093     100.0%
Cost of Services                          236,746,446      75.5      153,028,095      76.0       86,832,348      76.2
                                        -------------    ------    -------------    ------   --------------    ------
Gross Profit                               76,639,326      24.5       48,424,223      24.0       27,126,745      23.8
Selling, general and
  administrative                           48,088,801      15.3       30,460,647      15.1       18,068,899      15.9
Depreciation and amortization               3,048,332       1.0        1,454,416        .7          572,279        .5
Interest expense,
  net of interest income            (         920,208)       .3          235,044        .1 (        184,645)       .2
                                     ----------------  -------- ----------------  --------  ---------------  --------
Income before income taxes                 24,581,985       7.9       16,744,204       8.3        8,300,922       7.3
Income taxes                                9,633,737       3.1        6,947,499       3.4        3,460,989       3.0
                                      ---------------   -------  ---------------   -------  ---------------   -------
Income from continuing
  operations                               14,948,248       4.8        9,796,705       4.8        4,839,933       4.3
Loss from discontinued
  operations                                                                                        362,500        .4
                                         ------------------------------------------------  ----------------  --------
Net income                              $  14,948,248      4.8%   $    9,796,705      4.8%   $    4,477,433      3.9%
                                        =============   =======    ==============  =======    ==============  =======

Earnings per share:
  Income from continuing
   operations                                             $1.37                      $1.07                       $.76
  Loss from discontinued
   operations                                                                                                    (.06)
                                                          -----                      -----                        ---
  Net income                                              $1.37                      $1.07                       $.70
                                                          =====                      =====                       ====


Year Ended October 31, 1999 Compared to Year Ended October 31, 1998

     Revenues. Revenues increased 55.6%, or $111.9 million, for fiscal 1999, as compared to fiscal 1998. Revenue growth was primarily attributable to acquisitions and internal growth. The Company completed 14 acquisitions in fiscal 1999, aggregating approximately $81.8 million in revenues for their respective latest twelve months prior to acquisition. Acquired companies contributed $61.5 million of revenues in fiscal 1999 as compared to $70.2 million in revenues for fiscal 1998.

     Cost of Services. Cost of services increased 54.7%, or $83.7 million, for fiscal 1999 as compared to fiscal 1998. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during fiscal 1999. Cost of services as a percentage of revenues decreased to 75.5% for fiscal 1999 from 76.0% for fiscal 1998. This decline was primarily attributable to a continuing increase of the Company's revenues being derived from information technology and other professional services.

     Selling, General and Administrative. Selling, general and administrative expenses increased 57.9%, or $17.6 million, for fiscal 1999 as compared to fiscal 1998. This increase was primarily attributable to a 55.6% increase in revenues which required additional administrative, marketing and sales expenses in fiscal 1999 as compared to fiscal 1998. Selling, general and administrative expenses as a percentage of revenues increased to 15.3% for fiscal 1999 as compared to 15.1% for fiscal 1998. This increase in percentage was primarily attributable to increased expenditures required to upgrade and support back office administrative systems.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year Ended October 31, 1999 Compared to Year Ended October 31, 1998 (Continued)

     Depreciation and Amortization. Depreciation and amortization increased 109.6%, or $1.6 million, for fiscal 1999 as compared to fiscal 1998. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisitions completed during fiscal 1999 and 1998.

     The Company currently amortizes goodwill, defined as the excess of the Company's acquisition costs over the net assets of the businesses it acquires, on a straight-line method over a period of 40 years. The Company periodically reviews the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. Management reviews each business unit to which these intangible assets relate to determine whether the anticipated future cash flows from that business unit over the estimated useful life of its intangible assets are expected to provide for recovery of the assets. If management believes that the intangible assets are being carried at amounts in excess of estimated undiscounted future cash flows, then the intangible assets are adjusted for impairment to a level commensurate with management's discounted cash flow analysis of the underlying assets.

     The Financial Accounting Standards Board (the "FASB") is considering amending its opinions, or adopting one or more new opinions, to require goodwill purchased in a business combination to be amortized on a straight-line basis over its useful life, not to exceed 20 years. The amended or adopted opinions may be made effective as of a date prior to the date of such amendment or adoption. If the FASB takes such action, the Company will, with respect to acquisitions which close after the effective date of any amended or new opinions, amortize its acquisition-related goodwill over a period of 20 years rather than 40 years, and correspondingly increase its charge for amortization over the applicable periods. Although the adoption of any such amended or new opinions would not change the business operations of the Company, the goodwill carried on the Company's balance sheet, and its results of operations, would be affected materially. If the FASB required that goodwill be amortized over a maximum of 20 years, effective as of the beginning of fiscal 1997, the Company would have had net income of approximately $4.3 million, $9.3 million and $13.9 million for fiscal 1997, 1998 and 1999, respectively.

     Interest Expense, Net of Interest Income. Actual interest expense of $1.2 million for fiscal 1999 was offset by $277,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense increased 183.3%, or $775,000, for fiscal 1999 as compared to fiscal 1998. This increase was primarily due to the increased borrowing requirements necessary to complete 14 acquisitions as well as to fund working capital requirements.

     Income Tax. Income tax expense increased 38.7%, or $2.7 million, for fiscal 1999 as compared to fiscal 1998. This increase was primarily due to increased levels of income before taxes.


Year Ended October 31, 1998 Compared to Year Ended October 31, 1997

     Revenues. Revenues increased 76.8%, or $87.5 million, for fiscal 1998, as compared to fiscal 1997. Revenue growth was primarily attributable to acquisitions and internal growth. The Company completed 7 acquisitions in fiscal 1998, aggregating approximately $67.7 million in revenues for their respective latest twelve months prior to acquisition. Acquired companies contributed $70.2 million of revenues in fiscal 1998 as compared to $9.8 million in revenues for fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year Ended October 31, 1998 Compared to Year Ended October 31, 1997 (Continued)

     Cost of Services. Cost of services increased 76.2%, or $66.2 million, for fiscal 1998 as compared to fiscal 1997. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during fiscal 1998. Cost of services as a percentage of revenues decreased to 76.0% for fiscal 1998 from 76.2% for fiscal 1997. This decline was primarily attributable to an increasingly greater portion of the Company's revenues being derived from information technology and other professional services.

     Selling, General and Administrative. Selling, general and administrative expenses increased 68.6%, or $12.4 million, for fiscal 1998 as compared to fiscal 1997. This increase was attributable principally to a 76.8% increase in revenues which required additional administrative, marketing, and sales expenses in fiscal 1998 as compared to fiscal 1997. Selling, general and administrative expenses as a percentage of revenues decreased to 15.1% for fiscal 1998 as compared to 15.9% for fiscal 1997. This decrease in percentage was principally attributable to operating leverage achieved by the spreading of selling, general and administrative overhead expenses over a larger revenue base.

     Depreciation and Amortization. Depreciation and amortization increased 154.1%, or $882,000, for fiscal 1998 as compared to fiscal 1997. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisitions completed during fiscal 1998 and 1997.

     Interest Expense, Net of Interest Income. Actual interest expense of $422,600 for fiscal 1998 was offset by $657,600 of interest income, which was earned from the investment in interest bearing deposits of the net proceeds of the Company's public offering in June 1998, after the repayment of bank debt. Interest expense decreased 4.9%, or $21,800, for fiscal 1998 as compared to fiscal 1997. This decrease was due to decreased borrowing requirements necessary to fund working capital required of acquired companies.

     Income Tax. Income tax expense increased 100.7%, or $3.5 million, for fiscal 1998 as compared to fiscal 1997. This increase was primarily due to increased levels of income before taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Liquidity And Capital Resources

     Operating activities used $3.8 million, $2.2 million and $3.8 million of cash during fiscal 1999, 1998 and 1997, respectively. The increased use of cash from 1998 to 1999 was primarily attributable to an increase in accounts receivable which was partially offset by increased levels of profitability, depreciation and amortization associated with the acquisitions that were completed during the three years ended October 31, 1999.

     Investing activities utilized $58.0 million, $26.8 million and $17.9 million in fiscal 1999, 1998 and 1997, respectively. The Company purchased 14, 7 and 5 consulting companies in 1999, 1998 and 1997, respectively. These acquisitions required the use of $54.8 million, $26.0 and $17.4 million of cash in 1999, 1998 and 1997, respectively. These acquisitions collectively resulted in goodwill of approximately $98.2 million which is being amortized at approximately $2.5 million per year.

     Financing activities provided $41.3 million, $50.3 million and $22.6 million for fiscal 1999,fiscal 1998 and 1997, respectively.

     On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Borrowing under the Revolving Credit Facility bears interest at the Company's option, at LIBOR (London Interbank Offered
     Rate), plus applicable margin or the agent bank's prime rate. Borrowing under the Revolving Credit Facility is collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001. The amount outstanding under the Revolving Credit Facility at October 31, 1999 was $40.8 million.

     On June 3, 1998, the Company completed a public offering of 2,700,000 shares of its Common Stock, of which, 2,509,980 shares were sold by the Company and 190,020 shares were sold by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration
     Statement on Form S-3 originally filed with the Securities and Exchange Commission on April 29, 1998 and a final Prospectus dated May 29, 1998. The net proceeds to the Company after offering costs were $49.3 million.

     During fiscal 1998, the Company derived $2.3 million from the issuance of 153,209 shares of Common Stock upon the exercise of Class C Warrants. The Warrants were issued in a public offering undertaken by the Company during 1989 and, after several extensions, expired on April 30, 1998.

     On June 13, 1997, the Company completed a public offering of 2,875,000 shares of Common Stock, of which, 2,698,187 shares were sold by the Company and 176,813 shares were sold by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on March 21, 1997 and a final Prospectus dated June 10, 1997. The net proceeds to the Company after offering costs were $23.3 million.

     The Company anticipates that its primary uses of capital in future periods will be for acquisitions and the funding of increases in accounts receivables. Funding for further acquisitions will be derived from the Revolving Credit Facility, funds generated through operations, or future financing transactions.

     The Company's business strategy is to achieve growth both internally through operations and externally through strategic acquisitions. The Company continues to engage in discussions with potential acquisition candidates. As the size of the Company and its financial resources increase, however, acquisition opportunities requiring significant commitments of capital may arise. In order to pursue such opportunities, the Company may be required to incur debt or issue potentially dilutive securities in the future. No assurance can be given as to the Company's future acquisition and expansion opportunities or how such opportunities will be financed.

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

     Seasonal Variations

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. The Company usually experiences higher revenues in its fourth quarter due to increased economic activity and experiences lower revenues in the first four months of the following fiscal year, showing gradual improvement over the remainder of the year.

     Impact of Inflation

     The effects of inflation on the Company's operations were not significant during the periods presented.

     Recently Issued Accounting Standards

     In April 1998, Statement of Position ("SOP") 98-5, reporting on the "Costs of Start-up Activities", was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted the provisions of this SOP on November 1, 1999. The adoption of SOP 98-5 did not have a material impact on the Company's financial statements.
 .
     Year 2000 Readiness Disclosure

     The Company believes it has achieved Y2K readiness by replacing its computer systems with new, Y2K compliant hardware and software. The new hardware/software system was put into production on September 1, 1999. The cost of the new system was approximately $2,900,000. The Company depends on its computer system for critical business functions, including time record keeping, billing, payroll, and accounts payable and receivable. The loss of these capabilities would have a material adverse impact on the Company.

     The Company believes its new computer system has remedied the millennium date change, however, if weaknesses (Y2K or otherwise) in the new system are discovered, the Company has developed a contingency plan, which will utilize some of its staff of approximately 2,200 information technology professionals which can assist in achieving Y2K readiness.

     The Company's business does not depend on raw materials, parts or other goods supplied by third parties and, therefore, the Company believes the inability of its vendors to achieve Y2K compliance would not have a material adverse impact on the Company. The Company does use utility services (electricity, telecommunication, natural gas and the like) for its offices, and interruption of these services could have a material adverse impact on the Company's operations. The inability of the Company's clients to achieve Y2K compliance could have an impact on their ability to pay the Company for the services it renders to them, with consequent adverse impact on the Company's cash flow.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year 2000 Readiness Disclosure (Continued)

     The Company's services addressing the Year 2000 problem involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Litigation, regardless of its outcome, could result in substantial cost to the Company. Accordingly, any contract liability claim or litigation against the Company could have an adverse effect on the Company's business, operations and financial results.

     The Company does not believe any reasonably likely worst-case Y2K scenario would have a material effect on its results of operations, liquidity or financial condition.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the 2000 Proxy Statement beginning immediately following the caption "ELECTION OF DIRECTORS" to, but not including, the caption "EXECUTIVE COMPENSATION" and the additional information in the 2000 Proxy Statement beginning immediately following the caption "COMPLIANCE WITH
     SECTION 16(a) OF THE EXCHANGE ACT" to, but not including, the caption "BOARD MEETINGS AND COMMITTEES" are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 2000 Proxy Statement beginning immediately following the caption "EXECUTIVE COMPENSATION" to, but not including, the caption "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS" and the additional information in the 2000 Proxy Statement beginning immediately following the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" to, but not including, the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 2000 Proxy Statement beginning immediately following the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" to, but not including, the caption "ELECTION OF DIRECTORS" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 2000 Proxy Statement beginning immediately following the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" to, but not
     including, the caption "APPROVAL OF THE RCM TECHNOLOGIES, INC. 2000 EMPLOYEE STOCK INCENTIVE PLAN" is incorporated herein by reference.

                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and 2. Financial Statement Schedules  -- See "Index to Financial
                   Statements and Schedules" on F-1.

     (b) Reports on Form 8-K

         None.


     (c) Exhibits

     (3)(a) Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-K dated October 31, 1994.

     (3)(b) Bylaws, as amended; incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q dated January 31, 1996.

     (4)(a) Rights Agreement dated as of March 14, 1996, between RCM Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent; incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated March 21, 1996.

     (10)(a) Loan and Security Agreement dated August 19, 1998 between RCM Technologies, Inc. and all of its Subsidiaries and Mellon Bank, N.A. as Agent, incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q dated July 31, 1998.

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

     (10)(d) RCM Technologies, Inc. 1996 Executive Stock Option Plan dated August 15, 1996; incorporated by reference to Exhibit 10(l) of the Registrant's Annual Report on Form 10-K dated October 31, 1996 (the "1996 10-K").

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

     (10)(g) Registration Rights Agreement dated March 11, 1996 by and between RCM Technologies, Inc. and the former shareholders of The Consortium; incorporated by reference to Exhibit (c)(2) of the Registrant's current Report on Form 8-K dated March 19, 1996.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     (11)     Computation of Earnings Per Share.

     (21)     Subsidiaries of the Registrant.

     (23)     Consent of Grant Thornton, LLP.

     (27)     Financial Data Schedule.


* Constitutes a management contract or compensatory plan or arrangement.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             RCM Technologies, Inc.


     Date:  January 6, 2000        By:/s/ Leon Kopyt
                                   -------------------------------
                                   Leon Kopyt
                                   Chairman, President, Chief Executive Officer
                                    and Director


     Date:  January 6, 2000        By:/s/ Stanton Remer
                                   -----------------------------
                                   Stanton Remer
                                   Chief Financial Officer, Treasurer, Secretary
                                    and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date:  January 6, 2000        /s/ Leon Kopyt
                                   --------------------------------
                                   Leon Kopyt
                                   Chairman, President, Chief Executive Officer
                                   (Principal Executive Officer) and Director


     Date:  January 6, 2000        /s/ Stanton Remer
                                   -------------------------------
                                   Stanton Remer
                                   Chief Financial Officer, Treasurer, Secretary
                                   (Principal Financial and Accounting Officer)
                                    and Director

     Date:  January 6, 2000        /s/ Norman S. Berson
                                   ----------------------------
                                    Norman S. Berson
                                    Director

     Date:  January 6, 2000        /s/ Robert B. Kerr
                                   -------------------------------
                                    Robert B. Kerr
                                    Director

     Date:  January 6, 2000        /s/ Woodrow B. Moats, Jr.
                                   --------------------------
                                    Woodrow B. Moats, Jr.
                                    Director

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                          Page

Consolidated Balance Sheets, October 31, 1999 and 1998                                                    F-2

Consolidated Statements of Income,
 Years Ended October 31, 1999, 1998 and 1997                                                              F-4

Consolidated Statements of Changes in Shareholders' Equity and Consolidated
 Statements of Comprehensive Income,
 Years Ended October 31, 1999, 1998 and 1997                                                              F-5

Consolidated Statements of Cash Flows,
 Years Ended October 31, 1999, 1998 and 1997                                                              F-6

Notes to Consolidated Financial Statements                                                                F-8

Independent Auditors' Report                                                                              F-22

Schedules I and II                                                                                        F-23


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1999 and 1998



                                                      ASSETS


                                                                                  1999                1998
                                                                           ------------------  ------------------
Current  assets
     Cash and cash equivalents                                                  $   1,540,952      $  22,187,536
     Accounts receivable, net of allowance for doubtful accounts
         of $1,002,000 and $486,000 in 1999 and 1998, respectively                 71,391,596         40,680,268
     Prepaid expenses and other current assets                                      3,179,305          1,199,809
                                                                                    ---------          ---------

         Total current assets                                                      76,111,853         64,067,613
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           9,602,593          5,041,184
     Less: accumulated depreciation and amortization                                3,117,773          2,437,316
                                                                                    ---------          ---------

                                                                                    6,484,820          2,603,868
                                                                                    ---------          ---------


Other assets
     Deposits                                                                         201,485            145,876
     Intangible assets  (net of accumulated amortization
         of $3,969,000 and $1,823,000 in 1999 and 1998,
         respectively)                                                            101,249,388         50,249,794
                                                                                  -----------         ----------

                                                                                  101,450,873         50,395,670

         Total assets                                                           $ 184,047,546       $117,067,151
                                                                                = ===========       ============




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                            October 31, 1999 and 1998



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                  1999                1998
                                                                           ------------------  ------------------

Current liabilities
     Accounts payable and accrued expenses                                      $   8,382,893      $   3,202,625
     Accrued payroll                                                                9,543,082          5,505,465
     Taxes other than income taxes                                                  1,003,550          1,629,945
     Income taxes payable                                                           2,315,851             56,989
                                                                                    ---------             ------

          Total current liabilities                                                21,245,376         10,395,024
                                                                                   ----------         ----------


Long term debt                                                                     40,800,000


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 10,496,225 and
        10,447,525 shares issued in 1999 and
         1998, respectively                                                           524,811            522,376
     Foreign currency translation adjustment                                    (      96,230)
     Additional paid-in capital                                                    93,473,301         92,997,711
     Retained earnings                                                             28,100,288         13,152,040
                                                                                   ----------         ----------

                                                                                  122,002,170        106,672,127



          Total liabilities and shareholders' equity                            $ 184,047,546      $ 117,067,151
                                                                                = ===========      = ===========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended October 31, 1999, 1998 and 1997



                                                                1999                 1998                1997
                                                      -------------------  ------------------  ------------------

Revenues                                                     $313,385,772        $201,452,318       $113,959,093

Cost of services                                              236,746,446         153,028,095         86,832,348
                                                              -----------         -----------         ----------

Gross profit                                                   76,639,326          48,424,223         27,126,745
                                                               ----------          ----------         ----------

Operating costs and expenses
     Selling, general and administrative                       48,088,801          30,460,647         18,068,899
     Depreciation and amortization                              3,048,332           1,454,416            572,279
                                                                ---------           ---------            -------
                                                               51,137,133          31,915,063         18,641,178
                                                               ----------          ----------         ----------

Operating income                                               25,502,193          16,509,160          8,485,567

Interest (expense), net of interest income                 (      920,208)            235,044      (     184,645)
                                                                  -------             -------       --------------

Income before income taxes                                     24,581,985          16,744,204          8,300,922

Income taxes                                                    9,633,737           6,947,499          3,460,989
                                                                ---------           ---------          ---------

Income from continuing operations                              14,948,248           9,796,705          4,839,933

Loss from discontinued operations, net
  of income tax benefit of $262,500 (Note 2)                                                             362,500
                                                                                                   -------------

Net income                                                 $   14,948,248     $     9,796,705      $   4,477,433
                                                           =   ==========     =     =========      =   =========

Basic earnings per share:
     Continuing operations                                          $1.43               $1.11              $0.80
     Discontinued operations                                                                              ( 0.06 )
                                                                 --------            --------              -----
     Net income                                                     $1.43               $1.11              $0.74
                                                                    =====               =====              =====

Diluted earnings per share:
     Continuing operations                                          $1.37               $1.07              $0.76
     Discontinued operations                                                                              ( 0.06 )
                                                                 --------            --------              -----
     Net income                                                     $1.37               $1.07              $0.70
                                                                    =====               =====              =====



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Years Ended October 31, 1999, 1998 AND 1997



                                                                              Foreign
                                                                             Currency     Additional
                                                   Common Stock             Translation   Paid-in          Retained        Treasury
                                                  Shares Amount             Adjustment    Capital          Earnings          Stock
Balance, October 31, 1996                      4,878,476         $243,924                 17,161,105      ($1,122,098)     (62,821)
Retirement of Treasury Stock                (     62,800)     (     3,140)                   (59,681)                       62,821
Exercise of stock options                          4,171              209                     23,031
Sale of common stock                           2,698,187          134,909                 23,136,814
Issuance of common stock
  in connection with acquisitions                 43,347            2,167                    317,312
Issuance of common stock
  in connection with legal settlement             20,825            1,041                    298,959
Net income                                                                                                  4,477,433
                                         --------------------------------               --------------- -------------

Balance, October 31, 1997                      7,582,206          379,110                  40,877,540       3,355,335
Exercise of stock options                        202,130           10,107                     688,607
Exercise of warrants                             153,209            7,660                   2,265,618
Sale of common stock                           2,509,980          125,499                  49,165,946
Net income                                                                                                  9,796,705
                                         --------------------------------           ------------------- -------------

Balance, October 31, 1998                     10,447,525          522,376                   92,997,711     13,152,040
Exercise of stock options                         48,700            2,435                      475,590
Translation adjustment                                                        ($96,230)
Net income                                                                                                 14,948,248
                                         --------------------------------   ------------ ---------------- ------------

Balance, October 31, 1999                     10,496,225         $524,811     ($96,230)    $93,473,301    $28,100,288  $
                                              ==========         ========    =========      ==========     ==========   ===========




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Years Ended October 31, 1999, 1998 AND 1997


                                                                  1999                1998               1997
                                                            ----------------    ----------------   ----------------

Net income                                                  $  14,948,248       $   9,796,705      $   4,477,433
Foreign currency translation adjustment                     (      96,230)        ___________        ___________
                                                                   ------
Comprehensive income                                        $  14,852,018       $   9,796,705      $   4,477,433
                                                            =  ==========       =   =========      =   =========

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended October 31, 1999, 1998 and 1997



                                                              1999                1998                1997
                                                       ------------------  ------------------  ------------------
Cash flows from operating activities:

   Net income                                               $  14,948,248       $   9,796,705      $   4,477,433
                                                            -  ----------       -   ---------      -   ---------

   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                            3,048,332           1,454,416            572,279
       Non cash portion of legal settlement                                                              300,000
       Provision for losses on accounts
         receivable                                               516,000             170,000            239,748
       Changes in assets and liabilities:
         Accounts receivable                                (  31,227,328)      (  15,999,964)     (  11,104,607  )
         Prepaid expenses and other
           current assets                                   (   1,979,496)      (     526,544)     (     137,067  )
         Accounts payable and accrued expenses                  5,180,268           1,886,688            581,146
         Accrued payroll                                        4,037,617           1,003,963          1,711,777
         Taxes other than income taxes                      (     626,395)            964,839            232,499
         Income taxes payable                                   2,258,862       (     931,077)     (     626,685  )
                                                                ---------             -------            -------

                                                            (  18,792,140)      (  11,977,679)     (   8,230,910  )
                                                               ----------          ----------          ---------


Net cash used in operating activities                       (   3,843,892)      (   2,180,974)     (   3,753,477  )
                                                                ---------           ---------          ---------





              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   Years Ended October 31, 1999, 1998 and 1997



                                                                   1999                1998               1997
                                                            ------------------  ------------------ ------------------

Cash flows from investing activities:
   Property and equipment acquired                          (   3,829,955)      (     796,905)     (     450,350  )
   Increase in deposits                                     (      55,609)      (      51,727)     (       6,110  )
   Cash paid for acquisitions,
      net of cash acquired                                  (  54,098,883)      (  25,964,323)     (  17,426,351  )
                                                               ----------          ----------         ----------

   Net cash used in investing activities                    (  57,984,487)      (  26,812,955)     (  17,882,811  )
                                                               ----------          ----------         ----------


Cash flows from financing activities:
   Net borrowing (repayments) under
     short term debt arrangements                                               (   2,000,000)     (     746,636  )
   Borrowings long-term debt                                   40,800,000
   Exercise of warrants                                                             2,273,278
   Sale of common stock                                                            49,291,445         23,271,723
   Exercise of stock options                                      478,025             698,714             23,240
                                                                  -------             -------             ------

   Net cash  provided by financing activities                  41,278,025          50,263,437         22,548,327
                                                               ----------          ----------         ----------

Effect of exchange rate changes on cash and
   cash equivalents                                         (      96,230)
                                                                   ------       -------------         ----------

Net increase (decrease) in cash
    and cash equivalents                                    (  20,646,584)         21,269,508            912,039

Cash and cash equivalents at beginning of year                 22,187,536             918,028              5,989
                                                               ----------             -------              -----

Cash and cash equivalents at end of year                    $   1,540,952       $  22,187,536      $     918,028
                                                            =   =========       =  ==========      =     =======


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                     $     786,064       $     422,579      $     444,347
       Income taxes                                             7,374,875           7,878,576          3,825,174

     Acquisitions:
       Fair value of assets acquired                           64,365,991          28,794,018         20,929,663
       Liabilities assumed                                     10,267,108           2,829,695          3,503,312
                                                               ----------           ---------          ---------

       Cash paid, net of cash acquired                      $  54,098,883       $  25,964,323      $  17,426,351
                                                            =  ==========       =  ==========      =  ==========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business and Basis of Presentation

     RCM Technologies, Inc. (the "Company"), through its wholly-owned subsidiaries, is a premier national provider of Business, Technology and Resource solutions in information technology and professional engineering to customers in corporate and government sectors. RCM's offices are located in major geographic regions throughout North America.

     The consolidated financial statements are comprised of the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on October 31. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

     Software

     In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During fiscal 1999 and 1998, the Company capitalized approximately $2,045,000 and $76,000, respectively, of software costs in conformity with SOP 98-1.

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

     Revenue Recognition

     Revenue  is  recognized  concurrently  with the  performance  of  services.
     Unbilled   receivables   represent   employee  hours  worked  according  to
     contractual billing rates.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Profit Sharing Plan

     The Company maintains a 401(k) profit sharing plan as of October 31, 1999, for the benefit of eligible employees. The plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company may, at the discretion of the Board of Directors, make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for fiscal years ended October 31, 1999, 1998 and 1997 were $328,606, $88,736 and
     $6,246, respectively.

     Cash Equivalents

     For purposes of presenting the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets (goodwill) is reflected in the consolidated balance sheets as Intangible Assets. Goodwill, net of amortization of $3,979,000 at October 31, 1999 and $1,823,000 at October 31, 1998, is being amortized on a straight-line method over forty years. Amortization expense for goodwill in 1999, 1998, and 1997 was $2,156,000, $1,018,000 and $411,000, respectively.

     It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. Each business unit to which these intangible assets relate is reviewed to determine whether future cash flows over the remaining estimated useful lives of the assets provide for recovery of the assets. In the event that assets are found to be carried at amounts which are in excess of estimated undiscounted future cash flows, then the intangible assets are adjusted for impairment to a level commensurate with a undiscounted cash flow analysis of the underlying assets. There were no impairment write-downs during 1999, 1998 or 1997.

     Fair Value of Financial Instruments

     The carrying value of financial instruments approximates fair value. The Company's financial instruments are accounts receivable, accounts payable and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Per Share Data

     In February 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. The provisions of Statement No. 128 are effective for years ending after December 15, 1997. Accordingly, earnings per share data is presented in accordance with those provisions and prior year data has been restated. Earnings used to calculate both basic and diluted earnings per share for all periods are reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary.

     The number of common shares used to calculate basic and diluted earnings per share for 1999, 1998, and 1997 was determined as follows:

                                                                 1999                1998               1997
                                                            --------------      --------------     --------------

     Basic average shares outstanding                          10,484,764           8,787,334          6,068,713

     Dilutive effect of stock options                             457,382             364,569            292,468
                                                             ------------          ----------         ----------

     Dilutive shares                                           10,942,146           9,151,903          6,361,181
                                                               ==========           =========          =========

     Options to purchase 214,650 shares of common stock at prices ranging from $14.13 to $20.13 per share were outstanding during the year ended October 31, 1999, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares.

     Options to purchase 39,000 shares of common stock at a price of $14.13 per share were outstanding during the year ended October 31, 1998, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by the standard, the Company has elected not to adopt the fair value based method of accounting for stock-based employee compensation and will continue to account for such arrangements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APA 25") and apply SFAS 123 on a disclosure basis only. Accordingly, adoption of the standard has not affected the Company's results of operations or financial position (see
     Note 8).

     Segment Information

     During the fiscal year ended October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 prescribes the use of the management approach whereby the Company's reportable segments are established based on the internal reporting that is used by management for making operating decisions and assessing performance. The adoption of SFAS 131 did not affect the results of operations or the financial position of the Company (see Note 13).

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

3.   SALE OF COMMON STOCK

     On June 13, 1997, the Company completed a public offering of 2,875,000 shares of Common Stock, of which, 2,698,187 shares were sold by the Company and 176,813 shares were offered by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on March 21, 1997 and a final Prospectus dated June 10, 1997. The net proceeds to the Company after offering costs were approximately $23.3 million.

     On June 3, 1998, the Company completed a public offering of 2,700,000 shares of Common Stock, of which, 2,509,980 shares were sold by the Company and 190,020 shares were offered by certain selling stockholders. The public offering was undertaken pursuant to the terms of a Registration Statement on Form S-3 originally filed with the Securities and Exchange Commission on April 29, 1998 and a final Prospectus dated May 29, 1998. The net proceeds to the Company after offering costs were approximately $49.3 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


4.   ACQUISITIONS

     During the three year period ended October 31, 1999, the Company acquired 26 businesses in the staffing and consulting services industry. These acquisitions, which are summarized below, have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the respective acquisition dates.

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

                           Year Ending                          Amount
                                2000                        $18,816,000
                                2001                         14,134,000
                                2002                          7,483,000
                                                             ----------
                                                            $40,433,000
                                                            ===========

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and will be amortized over the remaining life of the asset. Earnouts cannot be estimated with any certainty.

     The Company's acquisition activities are as follows:

                                                                           Year Ended October 31,
                                                                1999                1998               1997
                                                           --------------      --------------     --------------

     Number of acquisitions                                      14                  7                  5

     Consideration paid:
         Cash at closing                                    $46,028,000           $22,625,000        $18,400,000
         Common stock at closing                                                                         319,479
         Deferred consideration payments                    $34,095,000           $15,100,000        $ 7,550,000


     The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                                                    Year Ended October 31,
                                                                                   1999                 1998
                                                                          ------------------   ------------------
         Revenues                                                                $348,570,000       $307,954,000
         Operating income                                                          30,546,000         29,713,000
         Net income                                                               $16,927,000         13,967,000
         Earnings per share                                                             $1.55              $1.53


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


5.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                                                           October 31,
                                                                                   1999               1998
                                                                             ----------------   ----------------
         Office equipment and furniture                                          $  3,996,450       $  3,638,183
         Computer equipment and software                                            5,462,791          1,151,795
         Capitalized lease                                                                               174,873
         Leasehold improvements                                                       143,352             76,333
                                                                                -------------    ---------------
                                                                                    9,602,593          5,041,184
         Less: accumulated depreciation and amortization                            3,117,773          2,437,316
                                                                                 ------------       ------------

                                                                                 $  6,484,820       $  2,603,868
                                                                                 ============       ============


6.   GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consist of the following:

                                                                                          October 31,
                                                                                  1999                1998
                                                                           ------------------  ------------------

         Goodwill                                                                $104,756,102        $51,610,209
         Other intangibles                                                            462,900            462,900
                                                                             ----------------    ---------------
                                                                                  105,219,002         52,073,109
         Less: accumulated  amortization                                            3,969,614          1,823,315
                                                                              ---------------     --------------
                                                                                 $101,249,388       $ 50,249,794
                                                                                 ============       ============

7.   NOTE PAYABLE - BANK

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

     Borrowing under the Revolving Credit Facility is collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility (the "Revolving Credit Facility") also contains various financial and non-financial covenants such as restricting the Company's ability to pay dividends. The Revolving Credit Facility expires August 2001. The weighted average interest rate at October 31, 1999 was 6.33%. The amounts outstanding under the Revolving Credit Facility at October 31, 1999 and 1998 was $40.8 million and $-0-, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997



8.   SHAREHOLDERS' EQUITY

     Common shares reserved

     Shares of unissued common stock were reserved for the following purposes:


                                                                                           October 31,
                                                                                    1999               1998
                                                                               --------------     --------------
         Exercise of options outstanding                                            1,359,170          1,021,420
         Future grants of options                                                     358,300            746,150
                                                                                 ------------       ------------

         Total                                                                      1,717,470          1,767,570
                                                                                  ===========        ===========


     Incentive Stock Option Plans

     On April 21, 1999, the shareholders approved the adoption of the Amended and Restated RCM Technologies, Inc. 1996 Executive Stock Plan (the "Restated Plan"). At October 31, 1999, there were 1,198,250 shares of Common Stock reserved under the plan for issuance not later than January 1, 2006 to officers and key employees of the Company and its subsidiaries.

     On April 23, 1998, the shareholders approved amendments to the RCM Technologies, Inc. 1992 Incentive Stock Option Plan ("1992 Plan") and the 1994 Non-Employee Director Stock Option Plan (the "Director Option Plan"). At October 31, 1999, there were 409,220 shares of Common Stock reserved under the 1992 plan for issuance not later than February 13, 2002 to officers, directors and key employees of the Company and its subsidiaries. Options under the 1992 plan are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant.

     On May 19, 1994, the shareholders approved the Director Option Plan as a means of recruiting and retaining nonemployee directors of the Company. At October 31, 1999, there were 110,000 shares of Common Stock reserved under the plan for issuance not later than July 19, 2004. All director stock options are granted at fair market value at the date of grant. The exercise of options granted is contingent upon service as a director for a period of one year. If the optionee ceases to be a director of the Company, any option granted shall terminate.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


8.    SHAREHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans (Continued)

     The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. Had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                 Year Ended October 31,
                                                           -------------------------------------------------------
                                                                 1999               1998                1997
                                                           ----------------   ----------------    ----------------
       Net earnings:
         As reported                                        $14,948,248       $  9,796,705        $  4,477,433
         Pro forma                                          $11,869,395       $  8,096,746        $  2,542,196

       Diluted earnings per share:
         As reported                                              $1.37              $1.07                $.70
         Pro forma                                                $1.08               $.92                $.39

     These pro forma amounts may not be representative of future disclosures because they do not take into effect proforma compensation expense related to grants before November 1, 1995. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal years 1999, 1998 and 1997, respectively: expected volatility of 70%, 30% and 30%, respectively; risk-free interest rates of 5.10%, 5.14% and 6.43%; and expected lives of 5 years. The weighted-average fair value of options granted during fiscal years 1999, 1998 and 1997 was $8.51, $4.38 and $3.46, respectively.

     Transactions related to all stock options are as follows:

                                                 Weighted-                 Weighted-                 Weighted-
                                                 Average                   Average                   Average
                                                Exercise                  Exercise                  Exercise
                                   1999           Price         1998         Price         1997         Price
                               ------------    ---------------------------------------------------------------------
     Outstanding options
       at beginning of year       1,021,420       $8.86      1,087,400       $7.46          214,400       $3.54
     Granted                        437,500       13.90        239,500       11.23          883,200        8.40
     Forfeited                  (    51,050)      11.41     (  103,350)      10.13      (     6,029)       6.68
     Exercised                  (    48,700)       9.82     (  202,130)       3.46      (     4,171)       5.57
                                 -----------                 ---------                  ----------
     Outstanding options
       at end of year             1,359,170      $10.23      1,021,420       $8.86        1,087,400       $7.46
                                  =========                   =========                   =========

     Exercisable options
       at October 31,             1,159,170                  1,012,420                      708,900
                                  =========                 ==========                   ==========
     Option grant price
       per share                      $5.16                      $3.44                        $1.09
                                  to $20.13                 to  $14.50                   to $10.625


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


8.   SHAREHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans (Continued)

     The following table summarizes information about stock options outstanding at October 31, 1999:


                                        Weighted-Average
                Range of                    Number of                   Remaining                Weighted-Average
           Exercise Prices            Outstanding Options           Contractual Life             Exercise Price

           $  5.16 -  $7.73                     503,700                   7.1 years                     $  7.11
           $  7.74 - $11.63                     577,820                   8.4 years                      $10.65
            $11.64 - $17.44                      39,000                   8.2 years                      $14.00
            $17.90 - $20.13                     238,650                   9.0 years                      $15.15



9.   COMMITMENTS

     Termination Benefits Agreement

     The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein) the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate): the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; the exercise price of the options to purchase 500,000 shares granted to Mr. Kopyt under the 1996 Executive Stock Plan will be reduced to 50% of the average market price of the Common Stock for the 60 days prior to the date of termination if the resulting exercise price is less than the original exercise price of $7.125 per share; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of October 31, 1999, Mr. Kopyt would have been entitled to cash payments of approximately $4.8 million (representing salary and excise tax payments).

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997

9.   COMMITMENTS (CONTINUED)

     Operating leases

     The Company leases office facilities and various equipment under noncancellable leases expiring at various dates through February 2007. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with noncancellable terms in excess of one year, exclusive of escalation, are as follows:

           Year ending October 31,                                                              Amount
           -----------------------                                                           ----------
                  2000                                                                       $2,393,000
                  2001                                                                        1,814,000
                  2002                                                                        1,324,000
                  2003                                                                          655,000
                  2004                                                                          560,000
                  Thereafter                                                                    566,000
                                                                                             ----------
                  Total                                                                      $7,312,000
                                                                                             ==========



     Rent expense for the years ended October 31, 1999, 1998 and 1997 was $2,440,000, $1,456,000 and $814,000, respectively.

10.  RELATED PARTY TRANSACTIONS

     A director of the Company is a shareholder in a law firm that rendered various legal services to the Company. Fees paid to the law firm have not been significant.

11.  INCOME TAXES

     The components of income tax expense are as follows:

                                                                         Year ended October 31,
                                                                1999                1998               1997
                                                           --------------      --------------     --------------
     Current
         Federal                                               $7,098,737          $5,204,332         $2,282,603
         State and local                                        2,535,000           1,743,167            915,886
                                                              -----------         -----------       ------------

     Total income tax expense - current                        $9,633,737          $6,947,499         $3,198,489
                                                               ==========          ==========         ==========

     The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

                                                                  1999                1998            1997
                                                               ----------          --------         -------

     Tax at statutory rate                                        34.0%              34.0%           34.0%
     State income taxes, net of  Federal
         income tax benefit                                        6.7                6.8             7.9
     Foreign income tax effect                                     3.4
     Net operating loss carry-overs                                                                (  1.9)
     Other, net                                                  ( 4.9)                .7             1.7
                                                                  -----             ------          -----
                                                                  39.2%              41.5%           41.7%
                                                                  ====               ====            ====

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


12.  INTEREST EXPENSE, NET OF INTEREST INCOME

         Interest expense, net of interest income consisted of the following:


                                                               1999                1998               1997
                                                         ----------------    ----------------   ----------------

         Interest expense                                    ($1,197,236)          ($422,579)         ($444,347)
         Interest income                                         277,028             657,623            259,702
                                                           -------------           ---------          ---------

                                                             ($  920,208)           $235,044          ($184,645)
                                                             ===========            ========           ========

13.  SEGMENT INFORMATION

     During fiscal 1999 the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for companies to report information about operating segments, geographic areas and major customers. The adoption of SFAS 131 has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

     The Company uses earnings before interest and taxes (operating income) to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.

     The following tables reflect the results of the segments consistent with the Company's management system (in thousands):

                                      Information   Professional      Commercial
                                       Technology    Engineering      Services         Corporate          Total
     Fiscal 1999

     Revenue                             $223,654        $62,887         $26,845                        $313,386

     Operating expenses                   199,664         59,190          25,982                         284,836
                                          -------         ------          ------                         -------

     EBITDA (a)                            23,990          3,697             863                          28,550

     Depreciation                             576            269              18                             863

     Amortization                           1,873            295              17                           2,185
                                            -----            ---              --                           -----

     Operating income                      21,541          3,133             828                          25,502
                                           ======          =====             ===                          ======

     Total assets                         156,468         17,893           4,767          4,920          184,048

     Capital expenditures                    $978            $77              $1         $2,774           $3,830

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


13.  SEGMENT INFORMATION (CONTINUED)

                                      Information   Professional      Commercial
                                       Technology    Engineering      Services         Corporate         Total
     Fiscal 1998

     Revenue                             $125,683        $46,466        $29,303                         $201,452

     Operating expenses                   111,905         43,695         27,888                          183,488
                                          -------         ------         ------                          -------

     EBITDA (a)                            13,778          2,771          1,415                           17,964

     Depreciation                             355             65              4                              424

     Goodwill amortization                    938             90              3                            1,031
                                              ---             --              -                            -----

     Operating income                      12,485          2,616           1,408                          16,509
                                           ======          =====           =====                          ======

     Total assets                          75,071         12,506           6,302         23,188          117,067

     Capital expenditures                    $753            $32             $12                            $797


     Fiscal 1997

     Revenue                              $50,665        $33,306         $29,988                        $113,959

     Operating expenses                    45,461         30,908          28,531                         104,900
                                           ------         ------          ------                         -------

     EBITDA (a)                             5,204          2,398           1,457                           9,059

     Depreciation                              92             65               4                             161

     Goodwill amortization                    319             90               3                             412
                                              ---             --               -                             ---

     Operating income                       4,793          2,243           1,450                           8,486
                                            =====          =====           =====                           =====

     Total assets                          40,119          8,635           3,160          2,168           54,082

     Capital expenditures                    $395            $43             $12                            $450

     (a) EBITDA consists of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company's performance or to cash flows from operating activities as a measure of liquidity.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


13.  SEGMENT INFORMATION (CONTINUED)

     The following reconciles consolidated operating income to the Company's pretax profit (in thousands)

     Year ended October 31,                              1999            1998           1997
     ----------------------                           ----------      ----------     ----------

     Consolidated operating income                      $25,502          $16,509        $8,486

     Interest (expense), net of interest income      (      920)             235       (   185)
                                                      ---------        ---------        ------

     Consolidated pretax profit                         $24,582          $16,744        $8,301
                                                        =======          =======        ======

     The Company derives a substantial majority of its revenue from companies headquartered in the United States. In fiscal 1997, the Company had one customer which accounted for 11.5% of the Company's consolidated revenue. In fiscal 1998 and fiscal 1999, no single customer exceeded 10% of the Company's revenue. Revenues from Canadian operations amounted to $14.8 million in 1999; there were no Canadian revenues in 1998 and 1997.

14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year Ended October 31, 1999
                                                                                                  Diluted
                                                                  Gross                           Net Income
                                                Sales             Profit          Net Income      Per Share (a)

     1st Quarter                           $    67,391,593    $  16,187,947      $  3,279,725          $.30
     2nd Quarter                                80,539,313       19,048,183         3,773,290           .35
     3rd Quarter                                81,837,199       19,665,511         3,884,741           .36
     4th Quarter                                83,617,666       21,737,685         4,010,492           .37
                                                ----------       ----------         ---------           ---

     Total                                 $   313,385,772    $  76,639,326      $ 14,948,248         $1.37
                                           =   ===========    =  ==========      = ==========         =====


     Year Ended October 31, 1998

                                                                                                   Diluted
                                                                  Gross                            Net Income
                                                Sales             Profit          Net Income       Per Share (a)

     1st Quarter                           $    37,232,243    $   9,152,239      $  1,777,401        $  .22
     2nd Quarter                                48,942,175       11,607,585         2,218,751           .27
     3rd Quarter                                52,008,578       12,323,918         2,590,784           .26
     4th Quarter                                63,269,322       15,340,481         3,209,769           .30
                                                ----------       ----------         ---------           ---

     Total                                 $   201,452,318    $  48,424,223      $  9,796,705         $1.07
                                           =   ===========    =  ==========      =  =========         =====

     (a) Total of quarterly amounts do not agree to the annual amount due to separate quarterly calculations of weighted average shares outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 1999, 1998 and 1997


15.  NEW ACCOUNTING STANDARDS

     In April 1998, Statement of Position ("SOP") 98-5, reporting on the "Costs of Start-up Activities", was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted the provisions of this SOP on November 1, 1999. The adoption of SOP 98-5 will not have a material impact on the Company's financial statements.

16.  CONTINGENCY

     On November 6, 1998, two former officers filed suit against the Company alleging wrongful termination of their employment, failure to make severance payments and wrongful conduct by the Company in connection with the grant of Stock Options to the Plaintiffs. The complaint also alleges the Company wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs and makes various other claims including a claim for punitive damages. The suit asks for damages of approximately $480,000 plus other unspecified amounts. Management believes the suit is without merit and intends to defend the claim vigorously.

                          Independent Auditors' Report


Board of Directors
RCM Technologies, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries as of October 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of October 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

     We have also audited Schedules I, and II of RCM Technologies, Inc. and Subsidiaries as of and for each of the three years in the period ended October 31, 1999. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
December 15, 1999

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                            October 31, 1999 and 1998

                                     ASSETS

                                                                                       1999            1998
                                                                                 --------------------------------

Current assets
     Cash                                                                     $           681      $       2,069
     Prepaid expenses and other assets                                                  9,179              9,865
                                                                                       ------              -----

         Total current assets                                                           9,860             11,934
                                                                                        -----             ------

Other assets
     Deposits                                                                           5,695              5,695
     Long-term receivables from affiliates                                        122,050,611        106,672,260
                                                                                  -----------        -----------

                                                                                  122,056,306        106,677,955

         Total assets                                                         $   122,066,166       $106,689,889
                                                                              =   ===========       ============


                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
     Accounts payable and accrued expenses                                    $        63,996      $      17,762
                                                                              -        ------      -      ------


Shareholders' equity
     Common stock                                                                     524,811            522,376
     Foreign currency translation adjustment                                  (        96,230)
     Additional paid in capital                                                    93,473,301         92,997,711
     Retained earnings                                                             28,100,288         13,152,040
                                                                              ---------------      -------------

     Total shareholders' equity                                                   122,002,170        106,672,127
                                                                              ---------------      -------------

     Total liabilities and shareholders' equity                               $   122,066,166       $106,689,889
                                                                              ===============      =============












   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
             and subsidiaries  are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
                   Years Ended October 31, 1999, 1998 and 1997





                                                               1999                1998               1997
                                                         ----------------    ----------------   ----------------

Operating expenses
     Administrative                                         $     244,660       $     210,317      $     166,110
                                                            -------------       -------------      -------------

Operating loss                                              (     244,660)      (     210,317)     (     166,110  )
                                                             ------------        ------------       ------------


Other expense
     Non recurring charge                                                                          (     625,000  )
                                                                                                    ------------


Loss before management fee income                           (     244,660)      (     210,317)     (     791,110  )
                                                             ------------        ------------       ------------

Management fee income                                             244,660             210,317            791,110
                                                            -------------       -------------      -------------

Income before income taxes

Income taxes

Income before income in subsidiaries

Equity in earnings in subsidiaries                             14,948,248           9,796,705          4,477,433
                                                            -------------       -------------      -------------

Net income                                                  $  14,948,248       $   9,796,705      $   4,477,433
                                                            =============       =============      =============

















            The "Notes to Consolidated Financial Statements" of
             RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                   Years Ended October 31, 1999, 1998 and 1997


                                                                  1999                1998               1997
                                                            -------------    ----------------      -------------
Cash flows from operating activities:

Net income                                                  $  14,948,248       $   9,796,705      $   4,477,433
                                                            -------------       -------------      -------------

Adjustments  to  reconcile   net  income  to  net  cash
 provided  by  operating activities:

     Changes in operating assets and liabilities:
         Prepaid expenses and other assets                            686       (      8,264)            131,062
         Accounts payable and accrued expenses                     46,234       (     26,008)             43,770
                                                            -------------        -----------        -------------

                                                                   46,920       (      34,272)           174,832
                                                            -------------        ------------       -------------


     Net cash provided by operating activities                 14,995,168           9,762,433          4,652,265
                                                            -------------       -------------      -------------

Cash flows from investing activities:

     Share in deficiency in assets of
         subsidiaries                                       (  14,948,248)      (   9,796,705)     (   4,477,433  )
     Decrease (increase) in long-term
         receivables from subsidiaries                      (     430,103)      (  52,256,899)     (  23,448,518  )
                                                             ------------        ------------       ------------

     Net cash used in
          investing activities                              (  15,378,351)      (  62,053,604)     (  27,926,011  )
                                                             ------------        ------------       ------------

Cash flows from financing activities:

     Sale of common stock                                                          49,291,445         23,271,723
     Exercise of warrants                                                           2,273,278
     Exercise of stock options                                    478,025             698,714             23,240
                                                            -------------       -------------      -------------

     Net cash provided by financing activities                    478,025          52,263,437         23,294,963
                                                            -------------       -------------      -------------

Effect of exchange rate changes on cash and
     cash equivalents                                       (      96,230)
                                                             ------------       ---------------    -------------

Net increase (decrease) in cash and equivalents             (       1,388)      (      27,734)            21,217

Cash and equivalents at beginning of year                           2,069              29,803              8,586
                                                            -------------       -------------      -------------

Cash and equivalents at end of year                         $         681       $       2,069      $      29,803
                                                            =============       =============      =============

 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
  and subsidiaries are an integral part of these statements.

                                   SCHEDULE II

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   Years Ended October 31, 1999, 1998 and 1997





 Column A                        Column B                Column C                     Column D         Column E
----------                      ----------  ----------------------------------       ----------       ----------

                                Additions

                                Balance at        Charged to       Charged to                         Balance at
                                 Beginning        Costs and         Other                              End of
Description                     of Period          Expenses         Accounts         Deduction         Period


Year Ended October 31, 1999

Allowance for doubtful
 accounts on trade
 receivables                      $486,000          $986,000                           $470,000       $1,002,000


Year Ended October 31, 1998

Allowance for doubtful
 accounts on trade
 receivables                      $316,000          $170,000                                            $486,000



Year Ended October 31, 1997

Allowance for doubtful
 accounts on trade
 receivables                     $  76,000          $325,000                          $  85,000         $316,000


                                  EXHIBIT INDEX




(11)     Computation of Earnings Per Share.

(21)     Subsidiaries.

(23)     Consent of Grant Thornton, LLP.

(27)     Financial Data Schedule.

                                   EXHIBIT 11

                             RCM TECHNOLOGIES, INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                   Years Ended October 31, 1999, 1998 and 1997







                                                              1999                1998               1997
                                                       ------------------  ------------------ ------------------

Diluted earnings
   Net income applicable to common stock                    $  14,948,248       $   9,796,705      $   4,477,433
                                                            =============       =============      =============


Shares
   Weighted average number of common
      shares outstanding                                       10,484,764           8,787,334          6,068,713
   Common stock equivalents                                       457,382             364,569            292,468
                                                            -------------       -------------      -------------

   Total                                                       10,942,146           9,151,903          6,361,181
                                                            =============       =============      =============


Diluted earnings per common share                                   $1.37               $1.07               $.70
                                                                    =====               =====               ====


Basic
Net income applicable to common stock                       $  14,948,248       $   9,796,705      $   4,477,433
                                                            =============       =============      =============


Shares
   Weighted average number of common
      shares outstanding                                       10,484,764           8,787,334          6,068,713
                                                            =============       =============      =============


Basic earnings per common share                                     $1.43               $1.11               $.74
                                                                    =====               =====               ====

                                                   EXHIBIT 21

                                                   SUBSIDIARIES



Cataract, Inc.
RCM Technologies (USA), Inc. (formerly The Consortium)
Programming Alternatives of Minnesota, Inc.
Northern Technical Services, Inc.
Software Analysis & Management, Inc.
Global Technology Solutions, Inc.
Procon, Inc.
Constellation Integration Services Company
Mu-Sigma Engineering Consultants Company
Fulcrum Group, Inc.
RCMT Delaware, Inc.
RCMT Nova Scotia Company
RCMT Canada Company
Business Support Group of Michigan, Inc.
Solutions Through Data Processing, Inc.
Pinnacle Consulting Services, Inc.

* All subsidiaries of the Registrant do business as RCM Technologies, Inc.

                                                    EXHIBIT 23











               Consent of Independent Certified Public Accountants


Board of Directors
RCM Technologies, Inc.


We have issued our report dated December 15, 1999 accompanying the consolidated financial statements and schedules included in the Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the year ended October 31, 1999. We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 33-12405, effective March 24, 1987, File No. 33-12406, effective March 24, 1987,
File No. 33-61306, effective April 21, 1993, and File No. 33-80590, effective June 22, 1994).








/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
December 15, 1999