Form 10-QT
period 1999-12-31
RCM TECHNOLOGIES INC
filed 2000-02-04
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
      For the transition period from November 1, 1999 to December 31, 1999



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
YES   X           NO
    -----


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.


   CLASS                                         10,498,151
   Common Stock, $0.05 par value             Outstanding as of February 4, 2000

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                                                       Page

         Consolidated Balance Sheets as of December 31, 1999 (Unaudited)
         and October 31, 1999 (Audited)                                                                     3

         Unaudited Consolidated Statements of Income and Comprehensive Income
         for the Two-Month Periods Ended December 31, 1999 and 1998                                         5

         Unaudited Consolidated Statements of Income for the Two-Month
         Periods Ended December 31, 1999 and 1998                                                           6

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Two-Month Period Ended December 31, 1999                                            7

         Unaudited Consolidated Statements of Cash Flows for the Two-
         Month Periods Ended December 31, 1999 and 1998                                                     8

         Notes to Unaudited Consolidated Financial Statements                                               9


     ITEM 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                         11


PART II - OTHER INFORMATION

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                            16


     SIGNATURES                                                                                            17

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 1999 and October 31, 1999



                                     ASSETS

                                                                                 December 31,        October 31,
                                                                                    1999                 1999
                                                                             --------------            ---------
                                                                                 (Unaudited)           (Audited)

Current  assets
     Cash and cash equivalents                                                $     4,025,808    $     1,540,952
     Accounts receivable, net of allowance for doubtful accounts of $1,014,000 (December 31, 1999) and $1,002,000
         (October 31, 1999)                                                        66,654,677         71,391,596
     Prepaid expenses and other current assets                                      3,257,207          3,179,305
                                                                                    ---------          ---------

         Total current assets                                                      73,937,692         76,111,853
                                                                                   ----------         ----------



Property and equipment, at cost
     Equipment and leasehold improvements                                           9,789,996          9,602,593
     Less: accumulated depreciation and amortization                                3,151,626          3,117,773
                                                                                    ---------          ---------

                                                                                    6,638,370          6,484,820
                                                                                    ---------          ---------


Other assets
     Deposits                                                                         205,878            201,485
     Intangible assets  (net of accumulated amortization
         of $4,437,000 (December 31, 1999) and $3,969,000
         (October 31, 1999)
       Goodwill                                                                   103,168,944        101,249,388
                                                                                  -----------     --------------


                                                                                  103,374,822        101,450,873




         Total assets                                                         $   183,950,884     $  184,047,546
                                                                              =   ===========     =  ===========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                     December 31, 1999 and October 31, 1999



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 December 31,        October 31,
                                                                                    1999               1999
                                                                               --------------     ---------
                                                                                  (Unaudited)         (Audited)
Current liabilities
     Accounts payable and accrued expenses                                    $    4,853,763      $    8,382,893
     Accrued payroll                                                               5,640,054           9,543,082
     Taxes other than income taxes                                                 1,269,265           1,003,550
     Income taxes payable                                                            791,173           2,315,851
                                                                                     -------           ---------


          Total current liabilities                                               12,554,255          21,245,376
                                                                                  ----------          ----------


Long-term debt                                                                    47,300,000          40,800,000
                                                                                  ----------          ----------


Shareholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized;
          10,496,225 shares issued and outstanding                                   524,811             524,811
     Accumulated other comprehensive income                                   (       52,764 )     (      96,230  )
     Additional paid-in capital                                                   93,473,301          93,473,301
     Retained earnings                                                            30,151,281          28,100,288
                                                                                  ----------          ----------

                                                                                 124,096,629         122,002,170



          Total liabilities and shareholders' equity                          $  183,950,884      $  184,047,546
                                                                              =  ===========      =  ===========




              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                                Two Months Ended December 31,
                                                                                      1999            1998
                                                                                --------------------------
                                                                                  (Unaudited)        (Unaudited)

Revenues                                                                      $    51,397,429     $   44,577,045

Cost of services                                                                   38,178,972         34,342,008
                                                                                   ----------         ----------

Gross profit                                                                       13,218,457         10,235,037
                                                                                   ----------         ----------

Operating costs and expenses
     Selling, general and administrative                                            8,703,066          6,730,979
     Depreciation and amortization                                                    655,041            370,375
                                                                                      -------            -------
                                                                                    9,358,107          7,101,354
                                                                                    ---------          ---------

Operating income                                                                    3,860,350          3,133,683
                                                                                    ---------          ---------

Other expense
     Interest (expense), net of interest income                               (       550,734)           126,813
     Gain on foreign currency translation                                               2,766
                                                                                        -----
                                                                              (       547,968)           126,813
                                                                                      -------            -------

Income before income taxes                                                          3,312,382          3,260,496

Income taxes                                                                        1,261,389          1,394,084
                                                                                    ---------          ---------

Net income                                                                          2,050,993          1,866,412

Other comprehensive income
     Foreign currency translation adjustment                                           43,466
                                                                                       ------

Comprehensive income                                                          $     2,094,459     $    1,866,412
                                                                              =     =========     =    =========

Basic earnings per share                                                                 $.20               $.18

Weighted average number of common                                                  10,496,225         10,450,026
  shares outstanding

Diluted earnings per share                                                               $.19               $.17

Weighted average number of common
  and common equivalent shares
  outstanding                                                                      10,951,447         11,028,489

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       Two Months Ended December 31, 1999
                                   (Unaudited)











                                                                           Accumulated
                                                                              Other           Additional
                                           Common   Stock                Comprehensive           Paid-in          Retained
                                   -------------------------------
                                      Shares              Amount              Income              Capital          Earnings

Balance, October 31, 1999              10,496,225         $524,811           ($96,230)       $93,473,301       $28,100,288

Translation adjustment                                                         43,466

Net income                                                                                                       2,050,993
                                  --------------------------------     ---------------  --------------------   -----------

Balance, December 31, 1999             10,496,225         $524,811           ($52,764)       $93,473,301       $30,151,281
                                       ==========         ========           =========       ===========       ===========



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                   Two Months Ended December 31,
                                                                                       1999               1998
                                                                                   ----------------   ----------
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:

     Net income                                                                 $   2,050,993      $    1,866,412
                                                                                -------------      --------------


     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                                655,041            370,375
         Provision for losses on accounts
           receivable                                                                  12,000             25,000
         Changes in assets and liabilities:
           Accounts receivable                                                      4,724,919      (    7,781,018  )
           Prepaid expenses and other
             current assets                                                     (      77,902)     (       16,753  )
           Accounts payable and accrued expenses                                (   3,551,439)          2,284,991
           Accrued payroll                                                      (   3,903,028)            766,292
           Taxes other than income taxes                                              265,715             645,830
           Income taxes payable                                                 (   1,524,677)          2,241,349
                                                                                    ---------           ---------

     Total adjustments                                                          (   3,399,371)     (    1,430,428  )
                                                                                    ---------           ---------


Net cash provided by (used in) operating activities                             (   1,348,378)            435,984
                                                                                    ---------             -------


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)



                                                                                  Two Months Ended December 31,
                                                                                      1999               1998
                                                                                ----------------   ----------
                                                                                  (Unaudited)        (Unaudited)
Cash flows from investing activities:
     Property and equipment acquired                                            ($    333,902)     ($    710,376  )
     Increase in deposits                                                       (       4,393)     (      28,042  )
     Purchase of acquired companies including
       contingent consideration, net of cash acquired                           (   2,371,937)     (  13,680,360  )
                                                                                 ------------       ------------

     Net cash used in investing activities                                      (   2,710,232)     (  14,418,778  )
                                                                                 ------------       ------------

Cash flows from financing activities:
     Exercise of stock options                                                                           218,750
     Borrowings of long-term debt                                                   6,500,000
                                                                                -------------

     Net cash provided by financing activities                                      6,500,000            218,750
                                                                                -------------      -------------

Effect of exchange rate changes on cash and cash equivalents                           43,466
                                                                                -------------

Increase (Decrease) in cash and cash equivalents                                    2,484,856      (  13,764,044  )

Cash and cash equivalents at beginning of period                                    1,540,952         22,187,536
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $   4,025,808      $   8,423,492
                                                                                =============      =============


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $     613,492      $      11,604
       Income taxes                                                                 3,005,066            152,735

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1999. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the two months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Change in Fiscal Year

     On January 25, 2000, the Board of Directors of the Company determined to change the Company's fiscal year end from October 31 to December 31. As a result of the change, the Company has prepared this Form 10-Q covering the transition period from November 1, 1999 through and including December 31, 1999.

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

     Borrowing under the Revolving Credit Facility is collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants such as restricting the Company's ability to pay dividends. The Revolving Credit Facility expires August 2001. The weighted average interest rate at December 31, 1999 was 6.88%. The amounts outstanding under the Revolving Credit Facility at December 31, 1999 and October 31, 1999 were $47.3 million and $40.8 million, respectively.


3.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                                      Two Months Ended
                                                        December 31,
                                                     1999             1998
                                               ---------------- ----------


Interest expense                               ($574,320)          ($11,604)
Interest income                                   23,586            138,417
                                               ----------        ----------
                                               ($550,734)         $ 126,813
                                               ==========          =========

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.   SEGMENT INFORMATION

     The Company has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for companies to report information about operating segments, geographic areas and major customers. The adoption of SFAS 131 has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity.

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

     Two Months Ended                 Information   Professional      Commercial
     December 31, 1999                 Technology    Engineering      Services         Corporate        Total
                                       ----------    -----------      --------------   -----------------------

     Revenue                              $39,231         $8,286         $3,880          $                $51,397

     Operating expenses                    35,263          7,901          3,718                           46,882
                                           ------          -----          -----                          -------

     EBITDA (a)                             3,968            385            162                            4.515

     Depreciation                             145             37              5                              187

     Goodwill amortization                    406             59              3                              468
                                              ---             --              -                              ---

     Operating income                      $3,417           $289            $154          $                $3,860
                                           ======           ====            ====          ==               ======

     Total assets                        $159,350        $16,423          $4,041         $4,137         $183,951

     Capital expenditures                    $272            $62          $              $                  $334

     Two Months Ended December 31, 1998

     Revenue                              $31,871         $8,128         $4,578         $                $44,577

     Operating expenses                    29,093          7,609          4,371                           41,073
                                           ------          -----          -----                           ------

     EBITDA (a)                             2,778            519            207                            3,504

     Depreciation                              68             29              1                               98

     Goodwill amortization                    231             38              4                              272
                                              ---             --              -                              ---

     Operating income                      $2,480           $452            $202         $                $3,134
                                           ======           ====            ====         ==               ======

     Total assets                         $94,604        $16,409          $4,047        $10,030         $125,090

     Capital expenditures                    $625   $                 $                     $85             $710

[FN]

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Private Securities Litigation Reform Act Safe Harbor Statement

Certain  statements  included  herein and in other  Company  reports  and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions, placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients;
(iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims made against the Company associated with providing temporary staffing services;
(xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the financial information provided for the period covering November 1, 1998 to December 31, 1998 and from November 1, 1999 to December 31, 1999; (xvii) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; and (xviii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


Overview

This transition report on Form 10-Q is required to be filed as a result of the Company having changed its fiscal year end from October 31 to December 31. The financial information in this report covers the periods from November 1, 1998 to December 31, 1998 and from November 1, 1999 to December 31, 1999. The Company does not historically report information relating to such periods.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Two Months Ended December 31, 1999 Compared to Two Months Ended December 31, 1998

                                                                       Two Months Ended December 31,
                                                                 1999                                  1998
                                                      -----------------------------------------------------------
                                                                         % of                            % of
                                                        Amount           Revenue        Amount           Revenue

Revenues                                             $  51,397,429         100.0%     $  44,577,045        100.0  %
Cost of services                                        38,178,972          74.3         34,342,008         77.1
Gross profit                                            13,218,457          25.7         10,235,037         22.9
Selling, general and administrative                      8,703,066          16.9          6,730,979         15.1
Depreciation and amortization                              655,041           1.3            370,375           .7
Operating income                                         3,860,350           7.5          3,133,683          7.1
Interest (expense) income, net                       (     550,734 )       ( 1.1)           126,813           .3
Gain on foreign currency translation                         2,766
Income before income taxes                               3,312,382           6.4          3,260,496          7.4
Income taxes                                             1,261,389           2.4          1,394,084          3.1
Net income                                           $   2,050,993           4.0%     $   1,866,412          4.3  %

Earnings per share (diluted)                                  $.19                             $.17
                                                              ====                             ====


Revenues. Revenues increased 15.3%, or $6.8 million, for the two months ended December 31, 1999 as compared to the comparable prior year period. Revenue growth was primarily attributable to acquisitions prior to November 1, 1999 and internal growth.

Cost of Services. Cost of services increased 11.2%, or $3.8 million, for the two months ended December 31, 1999 as compared to the comparable prior year period. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during the two months ended December 31, 1999. Cost of services as a percentage of revenues decreased to 74.3% for the two months ended December 31, 1999 from 77.1% for the comparable prior year period. This decline was attributable to an increasing amount of the Company's revenues being derived from information technology and other professional services.

Selling, General and Administrative. Selling, general and administrative expenses increased 29.3%, or $2.0 million, for the two months ended December 31, 1999 as compared to the comparable prior year period. This increase was primarily attributable to a 15.3% increase in revenues which required additional administrative, marketing and sales expenses as well as infrastructure costs to support anticipated future growth. Selling, general and administrative expenses as a percentage of revenues increased to 16.9% for the two months ended December 31, 1999 as compared to 15.1% for the comparable prior year period, primarily due to the increase in infrastructure costs to support anticipated future revenue growth.

Depreciation and Amortization. Depreciation and amortization increased 76.9%, or $.3 million, for the two months ended December 31, 1999 as compared to the comparable prior year period. This increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred during the Company's fiscal year ended October 31, 1999.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Two Months Ended December 31, 1999 Compared to Two Months Ended
    December 31, 1998 - (Continued)

Interest (Expense) Income, Net. For the two months ended December 31, 1999, actual interest expense of $574,000 was offset by $23,600 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net increased $563,000 for the two months ended December 31, 1999 as compared to the comparable prior year period. This increase was primarily due to the increased borrowing requirements necessary to complete acquisitions
subsequent  to  December  31,  1998,   as  well  as  to  fund  working   capital
requirements.

Income Tax. Income tax expense decreased 9.5%, or $133,000, for the two months ended December 31, 1999 as compared to the comparable prior year period. This decrease was primarily due to prior period over accruals.


Liquidity and Capital Resources

Operating activities used $1.3 million of cash for the two months ended December 31, 1999 as compared to operating activities providing $436,000 of cash for the two months ended December 31, 1998. The increase in the use of cash was primarily attributable to a decrease in accounts payable, accrued expenses, accrued payroll and income taxes payable, which was partially offset by a decrease in accounts receivable and an increase in withheld payroll taxes and increased levels of profitability, and depreciation and amortization associated with the acquisitions subsequent to December 31, 1998.

Investing activities utilized $2.7 million and $14.4 million for the two months ended December 31, 1999 and 1998, respectively. During the two months ended December 31, 1999, the Company invested $2.4 million in cash for deferred consideration payments in connection with its acquisitions. During the two months ended December 31, 1998, the Company invested $10.6 million in cash in the purchase of one consulting company and $3.1 million of deferred consideration payments.

Financing activities provided $6.5 million and $219,000 for the two months ended December 31, 1999 and 1998, respectively.

On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Borrowing under the Revolving Credit Facility bears interest at the Company's option, at LIBOR (London Interbank Offered Rate), plus applicable margin or the agent bank's prime rate. Borrowing under the Revolving Credit
Facility is collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001. The amount outstanding under the Revolving Credit Facility at December 31, 1999 was $47.3 million.

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


Year 2000 Readiness Disclosure

Since January 1, 2000, the Company has not experienced any problems with its Y2K readiness. The Company believes it has achieved Y2K readiness by replacing its computer systems with new, Y2K compliant hardware and software. The new hardware/software system was put into production on September 1, 1999. The cost of the new system and to be Y2K complaint was approximately $2,900,000. The Company depends on its computer system for critical business functions, including time record keeping, billing, payroll, and accounts payable and receivable. The loss of these capabilities would have a material adverse impact on the Company.

The Company believes its new computer system has remedied the millennium date change; however, in the event that weaknesses (Y2K or otherwise) in the new system are discovered, the Company will implement the contingency plan it has developed, which will utilize some of its staff of approximately 2,200 information technology professionals which can assist in achieving Y2K readiness.

The Company's business does not depend on raw materials, parts or other goods supplied by third parties and, therefore, the Company believes the inability of its vendors to achieve Y2K compliance would not have a material adverse impact on the Company. The Company does use utility services (electricity, telecommunication, natural gas and the like) for its offices, and interruption of these services could have a material adverse impact on the Company's operations. The inability of the Company's clients to achieve Y2K compliance could have an impact on their ability to pay the Company for the services it renders to them, with a consequent adverse impact on the Company's cash flow.

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

                                OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27    Financial Data Schedule.  (EDGAR version only)


         (b)  Reports on Form 8-K

              On January 28, 2000, the Company filed a Current Report on Form 8-K reporting that the Company determined to change its fiscal year end from October 31 to December 31.

                             RCM TECHNOLOGIES, INC.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     RCM Technologies, Inc.





           Date: February 4, 2000     By:/s/ Stanton Remer
                                      --- ------- -----
                                      Stanton Remer
                                      Chief Financial Officer,
                                      Treasurer, Secretary and Director
                                     (Principal Financial Officer and
                                      Duly Authorized Officer of the Registrant)