Form 10-K/A
period 1999-10-31
RCM TECHNOLOGIES INC
filed 2000-02-28
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

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

       Registrant's telephone number, including area code: (856) 486-1777
                                                           --------------

                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                  ON WHICH REGISTERED
         -------------------                 ---------------------
                None                                   None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, par value $.05
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (all persons other than executive officers or directors) of the Registrant on January 5, 2000 was approximately $186,959,000 based upon the closing sale price per share of the Common Stock on such date on The Nasdaq National Market of $17.88. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

     The number of shares of Registrant's Common Stock (par value $.05 per share) outstanding as of January 5, 2000: 10,496,225.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") are incorporated by reference into Items 10, 11 and 12 in Part III. The 2000 Proxy Statement is being filed on the date of filing of this Report.

EXPLANATORY NOTE

     This Amendment No. 1 is filed solely to (a) amend the section of this Report entitled "Documents Incorporated by Reference," (b) conform the captions referred to in Item 11 of this Report, relating to incorporation by reference of certain information in this Report, to the captions appearing in the 2000 Proxy Statement, and (c) amend Item 13 of this Report.


ITEM 11. EXECUTIVE COMPENSATION

         The information in the 2000 Proxy Statement beginning immediately following the caption "EXECUTIVE COMPENSATION" to, but not including, the caption "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS" and the additional information in the 2000 Proxy Statement beginning immediately following the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" to, but not including, the caption "APPROVAL OF THE RCM TECHNOLOGIES, INC. 2000 EMPLOYEE STOCK INCENTIVE PLAN" are incorporated herein by reference


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              RCM TECHNOLOGIES, INC.



Date:  February 28, 2000                      By: /s/ Stanton Remer
                                                  -----------------
                                                  STANTON REMER
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary