Form 10-Q
period 2000-03-31
RCM TECHNOLOGIES INC
filed 2000-05-08
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000




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

YES   X           NO
    -----


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

      CLASS                                         10,499,651
   Common Stock, $0.05 par value              Outstanding as of May 8, 2000

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

<
     Item 1 - Consolidated Financial Statements


                                                                                                        Page

         Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
         and December 31, 1999 (Unaudited)                                                                  3

         Unaudited Consolidated Statements of Income and Comprehensive Income

         for the Three-Month Periods Ended March 31, 2000 and 1999                                          5

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Three-Month Period Ended March 31, 2000                                             6

         Unaudited Consolidated Statements of Cash Flows for the Three-
         Month Periods Ended March 31, 2000 and 1999                                                        7

         Notes to Unaudited Consolidated Financial Statements                                               9


     ITEM 2

         Management's Discussion and Analysis of Financial Condition

         and Results of Operations                                                                         11


PART II - OTHER INFORMATION

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                            16


     SIGNATURES                                                                                            16

                                       2

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        March 31, 2000 and December 31, 1999

                                     ASSETS

                                                                                  March 31,        December 31,
                                                                                    2000              1999
                                                                                ----------------  ----------
                                                                                 (Unaudited)      (Unaudited)

Current  assets

     Cash and cash equivalents                                                $     4,821,028     $    4,025,808
     Accounts receivable, net of allowance for doubtful accounts of  $1,060,000 (March 31, 2000) and $1,014,000
         (December 31, 1999), respectively                                         64,470,654         66,654,677
     Prepaid expenses and other current assets                                      4,403,994          3,257,207
                                                                              ---------------     --------------

         Total current assets                                                      73,695,676         73,937,692
                                                                              ---------------     --------------



Property and equipment, at cost
     Equipment and leasehold improvements                                          10,336,591          9,789,996
     Less: accumulated depreciation and amortization                                3,563,121          3,151,626
                                                                              ---------------     --------------

                                                                                    6,773,470          6,638,370
                                                                                -------------     --------------


Other assets

     Deposits                                                                         198,449            205,878
     Intangible assets, net of accumulated amortization
         of  $5,954,000 (March 31, 2000) and $4,437,000
         (December 31, 1999), respectively
       Goodwill                                                                   110,476,477        103,168,944
                                                                              ---------------     --------------


                                                                                  110,674,926        103,374,822
                                                                                --------------     --------------




         Total assets                                                         $   191,144,072     $  183,950,884
                                                                              ===============     ==============

                                       3
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      March 31, 2000 and December 31, 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   March 31,       December 31,
                                                                                     2000             1999
                                                                                ---------------    ----------
                                                                                  (Unaudited)       (Unaudited)
Current liabilities

     Accounts payable and accrued expenses                                    $     5,719,589     $    4,853,763
     Accrued payroll                                                                8,447,264          5,640,054
     Taxes other than income taxes                                                    548,798          1,269,265
     Income taxes payable                                                                                791,173
                                                                              ---------------     --------------


          Total current liabilities                                                14,715,651         12,554,255
                                                                              ---------------     --------------


Long-term debt                                                                     51,200,000         47,300,000
                                                                              ---------------     --------------


Shareholders' equity

     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
          no shares issued or outstanding
     Common stock,  $0.05 par value;  40,000,000 shares  authorized;  10,499,651
          (March 31, 2000) and 10,496,225
          (December 31, 1999) issued and outstanding                                  524,982            524,811
     Accumulated other comprehensive income (loss)                            (        21,812)    (       52,764  )
     Additional paid-in capital                                                    93,516,080         93,473,301
     Retained earnings                                                             31,209,171         30,151,281
                                                                              ---------------     --------------

                                                                                  125,228,421        124,096,629
                                                                                -------------     --------------



          Total liabilities and shareholders' equity                          $   191,144,072     $  183,950,884
                                                                              ===============     ==============

                                       4
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                   Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

                                                                                      2000              1999
                                                                                ----------------     ----------

Revenues                                                                      $    74,945,490     $   76,153,747

Cost of services                                                                   55,906,199         57,787,692
                                                                              ---------------     --------------

Gross profit                                                                       19,039,291         18,366,055
                                                                              ---------------     --------------

Operating costs and expenses
     Selling, general and administrative                                           14,056,099         11,263,594
     Depreciation                                                                     277,824            160,266
     Amortization                                                                   1,517,040            468,866
                                                                                  -----------         ----------
                                                                                   15,850,963         11,892,726
                                                                                -------------     --------------

Operating income                                                                    3,188,328          6,473,329
                                                                                    ---------     --------------

Other (expense) income

     Interest (expense), net of interest income                               (       848,920)             4,018
     Gain on foreign currency translation                                               2,886              5,610
                                                                                -------------     --------------
                                                                              (       846,034)             9,628
                                                                               --------------     --------------

Income before income taxes                                                          2,342,294          6,482,957

Income taxes                                                                        1,284,404          2,587,495
                                                                              ---------------     --------------

Net income                                                                          1,057,890          3,895,462

Other comprehensive income

     Foreign currency translation adjustment                                           30,952              3,358
                                                                              ---------------     --------------

Comprehensive income                                                          $     1,088,842     $    3,898,820
                                                                              ===============     ==============

Basic earnings per share                                                                 $.10               $.37

Weighted average number of common                                                  10,496,724         10,481,725
  shares outstanding

Diluted earnings per share                                                               $.10               $.35

Weighted average number of common
  and common equivalent shares
  outstanding                                                                      10,981,734         10,990,842

                                       5
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        Three Months Ended March 31, 2000

                                   (Unaudited)

                                                                       Accumulated
                                                                          Other          Additional

                                              Common Stock             Comprehensive       Paid-in         Retained
                                             ------------
                                                                       Income (Loss)       Capital         Earnings
                                          Shares       Amount

Balance, January 1, 2000              10,496,225       $524,811          ($52,764)     $93,473,301      $30,151,281



Exercise of stock options                  3,426            171                             42,779



Translation adjustment                                                     30,952



Net income                                                                                                1,057,890
                                       ---------       --------        ----------        ---------        ---------


Balance, March 31, 2000               10,499,651       $524,982          ($21,812)     $93,516,080      $31,209,171
                                      ==========       ========          =========     ===========      ===========

                                       6
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

                                                                                        2000            1999
                                                                                  -----------         ----------
     Cash flows from operating activities:

     Net income                                                                 $   1,057,890      $   3,895,462
                                                                                -------------      --------------

     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization                                              1,794,864            629,132
         Provision for losses on accounts
           receivable                                                                  46,000             75,000
         Changes in assets and liabilities:
           Accounts receivable                                                      2,138,023      (  11,051,238  )
           Prepaid expenses and other
             current assets                                                      (  1,146,787)     (   1,721,920  )
           Accounts payable and accrued expenses                                      802,550            139,663
           Accrued payroll                                                          2,807,210          1,595,838
           Taxes other than income taxes                                        (     720,467)         2,445,386
           Income taxes payable                                                 (     791,173)         1,393,355
                                                                                 ------------      -------------

     Total adjustments                                                              4,930,220      (   6,494,784  )
                                                                                -------------       ------------


Net cash provided by (used in) operating activities                                 5,988,110      (   2,599,322  )
                                                                                    ---------          ---------

                                        7
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            Three Months Ended March 31, 2000 and 1999 - (Continued)

                                   (Unaudited)

                                                                                     2000                1999
                                                                                -------------         ----------
Cash flows from investing activities:
     Property and equipment acquired                                            ($    395,206)     ($    470,989  )
     (Increase) decrease in deposits                                                    7,429      (       9,124  )
     Purchase of acquired companies including
       contingent consideration, net of cash acquired                           (   8,779,015)     (  10,827,698  )
                                                                                 ------------       ------------

     Net cash used in investing activities                                      (   9,166,792)     (  11,307,811  )
                                                                                 ------------       ------------

Cash flows from financing activities:

     Exercise of stock options                                                         42,950            108,000
     Borrowings of long-term debt                                                   3,900,000          8,000,000
                                                                                -------------      -------------

     Net cash provided by financing activities                                      3,942,950          8,108,000
                                                                                -------------      -------------

Effect of exchange rate changes on cash and cash equivalents                           30,952              3,358
                                                                                -------------      -------------

Increase (decrease) in cash and cash equivalents                                      795,220      (   5,795,775  )

Cash and cash equivalents at beginning of period                                    4,025,808          8,423,492
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $   4,821,028      $   2,627,717
                                                                                =============      =============


Supplemental cash flow information:
     Cash paid for:
       Interest expense                                                         $     933,803      $      64,589
       Income taxes                                                                 2,145,577          1,194,140


                                      8
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1999. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Change in Fiscal Year

     On January 25, 2000, the Board of Directors of the Company determined to change the Company's fiscal year from October 31, to December 31. As a result of this change, the Company will prepare quarterly financial information as of and for the periods ended March 31, June 30, and September 30, 2000.

3.   Change in Accounting Estimate

     Effective January 1, 2000, the Company has changed the amortization period of goodwill associated with acquisitions from 40 years to 20 years. This change had the effect of increasing goodwill amortization and reducing net income by approximately $750,000, or $.07 on a diluted earnings per share basis, for the three months ended March 31, 2000.

4.   Long Term Debt

     On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the Revolving Credit Facility). Borrowing under the Revolving Credit Facility bear interest at the Company's option, at LIBOR (London Interbank Offered
     Rate), plus applicable margin, or the agent bank's prime rate.

     Borrowing under the Revolving Credit Facility is collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants such as restricting the Company's ability to pay dividends. The Revolving Credit Facility expires August 2001. The weighted average interest rate at March 31, 2000 was 6.90%. The amounts outstanding under the Revolving Credit Facility at March 31, 2000 and December 31, 1999 were $51.2 million and $47.3 million, respectively.

 5.  Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                                         Three Months Ended

                                                              March 31,

                                                        2000             1999
                                                     --------        ----------

       Interest expense                             ($899,803)         ($64,589)

       Interest income                                 50,883            68,607
                                                       -------           ------

                                                    ($848,920)          $ 4,018
                                                    ==========          =======
                                       9

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Segment Information

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

     Three Months Ended               Information   Professional      Commercial
     March 31, 2000                    Technology    Engineering        Services        Corporate         Total
                                       ----------    -----------  -----------------  -------------      --------

     Revenue                              $58,823         $9,835         $6,287                          $74,945

     Operating expenses                    54,808          9,136          6,018                           69,962
                                           ------          -----          -----                          -------

     EBITDA (a)                             4,015            699            269                            4,983

     Depreciation                             202             68              8                              278

     Goodwill amortization                  1,341            166             10                            1,517
                                            -----            ---             --                            -----

     Operating income                      $2,472           $465           $251                           $3,188
                                           ======           ====           ====                           ======

     Total assets                        $162,839        $14,185         $4,696          $9,423         $191,144

     Capital expenditures                    $380        $    15          $   8          $              $    395

     Three Months Ended
     March 31, 1999

     Revenue                              $52,630        $16,443          $7,081                         $76,154

     Operating expenses                    47,293         14,988           6,770                          69,051
                                           ------         ------           -----                          ------

     EBITDA (a)                             5,337          1,455             311                           7,103

     Depreciation                             109             49               2                             160

     Goodwill amortization                    383             81               5                             469
                                         --------       --------         -------                         -------

     Operating income                       4,845          1,325             304                           6,474
                                          =======         ======            ====                          ======

     Total assets                        $106,606        $24,383         $24,383         $6,533         $143,197

     Capital expenditures                $    100        $    50                         $  321         $    471

[FN]

(1) EBITDA consists of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company's performance or to cash flows from operating activities as a measure of liquidity.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

Certain  statements  included  herein and in other  Company  reports  and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions, placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients;
(iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims made against the Company associated with providing temporary staffing services;
(xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the financial information provided for the period covering January 1, 1999 to March 31, 1999 and from January 1, 2000 to March 31, 2000; (xvii) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; and (xviii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

RCM sells and delivers its services through a network of branch offices located in selected regions throughout North America. The Company has executed a geographic expansion and diversification strategy that places it in the major markets for the services that the Company offers. This strategy has been accomplished through the combination of a concerted and disciplined acquisition program, coupled with an organic growth strategy.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of

           Financial Condition and Results of Operations - (Continued)

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

A summary of operating results for the three months ended March 31, 2000 and 1999 is as follows (in thousands, except for earnings per share data):

                                                                    2000                            1999
                                                         ---------      --------          --------       --------
                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue

Revenues                                                  $ 74,945         100.0%         $  76,154        100.0  %
Cost of services                                            55,906          74.6             57,788         75.9
                                                          --------          ----          ---------         ----
Gross profit                                                19,039          25.4             18,366         24.1
                                                          --------          ----          ---------         ----

Selling, general and administrative                         14,056          18.8             11,264         14.8
Depreciation                                                   278            .4                160           .2
                                                          --------            --          ---------           --
                                                            14,334          19.2             11,424         15.0
                                                          --------          ----          ---------         ----

Operating income                                             4,705           6.3              6,942          9.1
Other (expense) income                                    (    846 )       ( 1.1)                10
                                                               ---           ---                 --

Income before income taxes
  and goodwill amortization                                  3,859           5.2              6,952          9.1
Income taxes                                                 1,538           2.1              2,695          3.5
                                                          -----------        ---          ---------          ---
Income before goodwill amortization                          2,321           3.2              4,257          5.6
Goodwill amortization, net of income tax benefits            1,263           1.7                362           .5
                                                          --------           ---          ---------           --
Net income                                                $  1,058           1.4%         $   3,895          5.1  %
                                                          ========           ===          =========          ===

Earnings per share:                                           2000                            1999
                                                           -------                         --------
Basic:
     Income before goodwill amortization                      $.22                             $.41
     Goodwill amortization                                     .12                              .04
                                                               ---                              ---
     Net income                                               $.10                             $.37
                                                              ====                             ====
Diluted:
     Income before goodwill amortization                      $.21                             $.38
     Goodwill amortization                                     .11                              .03
                                                               ---                              ---
     Net income                                               $.10                             $.35
                                                              ====                             ====


REVENUES. Revenues decreased 1.6%, or $1.2 million, for the three months ended March 31, 2000 as compared to the comparable prior year period. Revenue decline was primarily attributable to weakness in the Information Technology ("IT")
sector. The revenue decline was mitigated by revenue from acquisitions subsequent to March 31, 1999.

COST OF SERVICES. Cost of services decreased 3.3%, or $1.9 million, for the three months ended March 31, 2000 as compared to the comparable prior year period. This decrease was primarily attributable to a decrease in salaries and compensation associated with decreased revenues which was partially offset by an increase in gross margin percentage from Information Technology and Professional Engineering services. Cost of services as a percentage of revenues decreased to 74.6% for the three months ended March 31, 2000 from 75.9% for the comparable prior year period.
                                       13

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
  - (Continued)

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 24.8%, or $2.8 million, for the three months ended March 31, 2000 as compared to the comparable prior year period. This increase was primarily attributable to acquisitions subsequent to March 31, 1999.

DEPRECIATION. Depreciation increased 73.8%, or $118,000, for the three months ended March 31, 2000 as compared to the comparable prior year period. This increase was primarily due to the depreciation of property and equipment associated with infrastructure improvements that occurred during the Company's previous fiscal year ended October 31, 1999.

OTHER (EXPENSE) INCOME, NET. Other (expense) income consists principally of interest expense, net of interest income. For the three months ended March 31, 2000, actual interest expense of $900,000 was offset by $51,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net increased $853,000 for the three months ended March 31, 2000 as compared to the comparable prior year period. This increase was primarily due to the increased borrowing requirements necessary to complete acquisitions subsequent to March 31, 1999, as well as to fund working capital requirements.

INCOME TAX. Income tax expense decreased 42.9%, or $1.2 million, for the three months ended March 31, 2000 as compared to the comparable prior year period. This decline was attributable to a lower level of income before taxes for the three months ended March 31, 2000 compared to the comparable prior year period.

GOODWILL AMORTIZATION. Goodwill amortization for the three months ended March 31, 2000 and 1999 was net of income tax benefit of $254,000 and $107,000, respectively. The increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred subsequent to March 31, 1999. See footnote 3 appearing elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $6.0 million of cash for the three months ended March 31, 2000 as compared to operating activities using $2.6 million of cash for the three months ended March 31, 1999. The increase in cash provided by operating activities was primarily attributable to a decrease in accounts receivable and an increase in accounts payable, accrued expenses and accrued payroll, which was partially offset by a increase in prepaid expenses and a decrease in withheld payroll taxes and income taxes payable, and increased levels of depreciation and amortization associated with the acquisitions subsequent to March 31, 1999.

Financing activities provided $3.9 million and $8.1 million for the three months ended March 31, 2000 and 1999, respectively.

On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Borrowing under the Revolving Credit Facility bears interest at the Company's option, at LIBOR (London Interbank Offered Rate), plus applicable margin or the agent bank's prime rate. Borrowing under the Revolving Credit
Facility is collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001. The amount outstanding under the Revolving Credit Facility at March 31, 2000 was $51.2 million.

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

YEAR 2000 READINESS DISCLOSURE

Since January 1, 2000, the Company has not experienced any significant problems with its Y2K readiness. The Company believes it has achieved Y2K readiness by replacing its computer systems with new, Y2K compliant hardware and software. The new hardware/software system was put into production on September 1, 1999. The cost of the new system and to be Y2K compliant was approximately $2,900,000. However, there can be no assurance that there will be no material impact as a result of Y2K issues, particularly considering the dependence and interdependence that exists with third parties.

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

                                      RCM Technologies, Inc.

           Date: May 8, 2000         By:/s/ Stanton Remer
                                      --- ------- -----
                                      Stanton Remer
                                      Chief Financial Officer,
                                      Treasurer, Secretary and Director
                                     (Principal Financial Officer and
                                      Duly Authorized Officer of the Registrant)