Form 10-Q
period 2000-06-30
RCM TECHNOLOGIES INC
filed 2000-08-08
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000




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

YES   X           NO


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

          CLASS                                        10,499,651
 Common Stock, $0.05 par value                  Outstanding as of August 7, 2000

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


     Item 1 - Consolidated Financial Statements

                                                                                                        Page

         Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
         and December 31, 1999 (Audited)                                                                    3

         Unaudited Consolidated Statements of Income and Comprehensive Income

         for the Six-Month Periods Ended June 30, 2000 and 1999                                             5

         Unaudited Consolidated Statements of Income and Comprehensive Income

         for the Three-Month Periods Ended June 30, 2000 and 1999                                           6

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Six-Month Period Ended June 30, 2000                                                7

         Unaudited Consolidated Statements of Cash Flows for the Six-
         Month Periods Ended June 30, 2000 and 1999                                                         8

         Notes to Unaudited Consolidated Financial Statements                                              10


     ITEM 2

         Management's Discussion and Analysis of Financial Condition

         and Results of Operations                                                                         12


PART II - OTHER INFORMATION

     ITEM  4 - Submission of Matters to a Vote of Security Holders                                         20

     ITEM 6 -  Exhibits and Reports on Form 8-K                                                            20


     SIGNATURES                                                                                            21

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2000 and December 31, 1999

                                     ASSETS

                                                                               June 30,           December 31,
                                                                                 2000                 1999
                                                                            ---------------      ---------------

                                                                                (Unaudited)           (Audited)
Current  assets

   Cash and cash equivalents                                                   $ 3,960,700          $ 4,025,808
   Accounts receivable, net of allowance for doubtful accounts of  $1,225,000 (June 30, 2000) and $1,014,000
      (December 31, 1999), respectively                                         69,822,936           66,654,677
   Prepaid expenses and other current assets                                     5,149,151            3,257,207
                                                                            ---------------      ---------------

      Total current assets                                                      78,932,787           73,937,692
                                                                            ---------------      ---------------



Property and equipment, at cost
   Equipment and leasehold improvements                                         10,857,752            9,789,996
   Less: accumulated depreciation and amortization                               4,093,114            3,151,626
                                                                            ---------------      ---------------

                                                                                 6,764,638            6,638,370
                                                                            ---------------      ---------------



Other assets

   Deposits                                                                        191,608              205,878
   Intangible assets, net of accumulated amortization
      of  $7,556,000 (June 30, 2000) and $4,437,000
      (December 31, 1999), respectively


   Goodwill                                                                    119,716,559          103,168,944
                                                                            ---------------      ---------------

                                                                               119,908,167          103,374,822
                                                                            ---------------      ---------------





      Total assets                                                            $205,605,592         $183,950,884
                                                                            ===============      ===============


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                       June 30, 2000 and December 31, 1999



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              June 30,           December 31,
                                                                                2000                 1999
                                                                           ---------------      ----------------

                                                                            (Unaudited)            (Audited)
Current liabilities

    Accounts payable and accrued expenses                                      12,227,803           $ 4,853,763
    Accrued payroll                                                             6,931,104             5,640,054
    Taxes, other than income taxes                                              1,221,109             1,269,265
    Income taxes payable                                                          801,149               791,173
                                                                           ---------------      ----------------

      Total current liabilities                                                21,181,165            12,554,255
                                                                           ---------------      ----------------



Long-term liabilities

      Note payable                                                             56,600,000            47,300,000
      Income taxes payable                                                      1,455,916
                                                                           ---------------      ----------------

                                                                               58,055,916            47,300,000
                                                                           ---------------      ----------------


Shareholders' equity

    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock,  $0.05 par value;  40,000,000  shares  authorized; 10,499,651
      (June 30, 2000) and 10,496,225

      (December 31, 1999) issued and outstanding                                  524,982               524,811
    Accumulated other comprehensive loss                                         (222,237)             ( 52,764)
    Additional paid-in capital                                                 93,516,080            93,473,301
    Retained earnings                                                          32,549,686            30,151,281
                                                                           ---------------      ----------------

                                                                              126,368,511           124,096,629
                                                                           ---------------      ----------------





      Total liabilities and shareholders' equity                             $205,605,592       $ 183,950,884
                                                                           ===============      ================

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                                    2000                1999
                                                                              -----------------     -------------

Revenues                                                                      $   150,935,386     $  160,769,145

Cost of services                                                                  112,292,497        121,726,410
                                                                                  -----------        -----------

Gross profit                                                                       38,642,889         39,042,735
                                                                                   ----------         ----------

Operating costs and expenses
     Selling, general and administrative                                           27,964,904         24,153,977
     Depreciation                                                                     591,252            383,061
     Amortization                                                                   3,118,767          1,049,323
                                                                                    ---------           ---------
                                                                                   31,674,923         25,586,361
                                                                                   ----------         ----------

Operating income                                                                    6,967,966         13,456,374
                                                                                    ---------         ----------

Other expenses

     Interest expense, net of interest income                                       1,813,095            263,311
     Loss on foreign currency translation                                               4,056                869
                                                                                        -----                ---
                                                                                    1,817,151            264,180
                                                                                    ---------            -------

Income before income taxes                                                          5,150,815         13,192,194

Income taxes                                                                        2,752,410          5,147,242
                                                                                    ---------          ---------

Net income                                                                          2,398,405          8,044,952

Other comprehensive income

Foreign currency translation adjustment                                       (       169,473)    (       57,160  )
                                                                              -       -------     -       ------

Comprehensive income                                                          $     2,228,932     $    7,987,792
                                                                              ===============     ==============

Basic earnings per share                                                                 $.23               $.76

Weighted average number of common
  shares outstanding                                                               10,498,938         10,484,632

Diluted earnings per share                                                               $.22               $.74

Weighted average number of common
  and common equivalent shares
  outstanding                                                                      10,819,341         10,816,169


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    Three Months Ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                                    2000                1999
                                                                              -----------------     -------------

Revenues                                                                      $    75,989,896     $   84,615,398

Cost of services                                                                   56,386,298         63,938,718
                                                                                   ----------         ----------

Gross profit                                                                       19,603,598         20,676,680
                                                                                   ----------         ----------

Operating costs and expenses
     Selling, general and administrative                                           13,908,805         12,890,383
     Depreciation                                                                     313,428            222,795
     Amortization                                                                   1,601,727            580,457
                                                                                    ---------           -------
                                                                                   15,823,960         13,693,635
                                                                                   ----------         ----------

Operating income                                                                    3,779,638          6,983,045
                                                                                    ---------          ---------

Other expenses

     Interest expense, net of interest income                                         964,175            267,329
     Loss on foreign currency translation                                               6,942              6,479
                                                                                        -----              -----
                                                                                      971,117            273,808
                                                                                      -------            -------

Income before income taxes                                                          2,808,521          6,709,237

Income taxes                                                                        1,468,006          2,559,747
                                                                                    ---------          ---------

Net income                                                                          1,340,515          4,149,490

Other comprehensive income

Foreign currency translation adjustment                                               169,473            140,234
                                                                                      -------            -------

Comprehensive income                                                          $     1,171,042     $    4,009,256
                                                                              ===============     ==============

Basic earnings per share                                                                 $.13               $.40

Weighted average number of common
  shares outstanding                                                               10,499,651         10,491,005

Diluted earnings per share                                                               $.13               $.38

Weighted average number of common
  and common equivalent shares
  outstanding                                                                      10,618,713         10,822,383



              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 2000

                                   (Unaudited)

                                                                    Accumulated         Additional
                                             Common Stock           Other Comprehensive Paid-in         Retained
                                        Shares          Amount      Income (Loss)       Capital         Earnings

Balance, January 1, 2000              10,496,225       $524,811        ($  52,764)     $93,473,301      $30,151,281


                                           3,426            171                             42,779
Exercise of stock options


Translation adjustment                                                  ( 169,473)


Net income                                                                                                2,398,405
                                       --------         -------           --------      ----------        ---------



Balance, June 30, 2000                10,499,651       $524,982         ($222,237)     $93,516,080      $32,549,686
                                      ==========       ========         =========      ===========      ===========

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                                   2000               1999
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                    $2,398,405         $8,044,952
                                                                              ---------------     --------------

    Adjustments to reconcile net income to net cash provided by (used in) operating activities:

         Depreciation and amortization                                             3,710,019          1,432,384
         Provision for losses on accounts receivable                                 211,000            150,000
         Changes in assets and liabilities:
             Accounts receivable                                             (     3,379,259)    (   17,027,666)
             Prepaid expenses and other current assets                       (     1,891,944)    (    1,475,551)
             Accounts payable and accrued expenses                                 7,374,040            144,433
             Accrued payroll                                                       1,291,050          2,041,770
             Taxes, other than income taxes                                  (        48,156)           809,544
             Income taxes payable                                                  1,465,892     (      638,197)
                                                                              ---------------     --------------

    Total adjustments                                                              8,732,642     (   14,563,283)
                                                                              ---------------     --------------



Net cash provided by (used in) operating activities                               11,131,047     (    6,518,331)
                                                                              ---------------     --------------



              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              Six Months Ended June 30, 2000 and 1999 - (Continued)

                                   (Unaudited)

                                                                                   2000               1999
                                                                              ---------------     --------------
Cash flows from investing activities:

    Property and equipment acquired                                          (    $  889,987)    (   $2,348,650)
    (Increase) decrease in deposits                                                   14,270     (       12,738)
    Purchase of acquired companies including
      contingent consideration, net of cash acquired                         (    19,493,915)    (   26,329,209)
                                                                              ---------------     --------------

    Net cash used in investing activities                                    (    20,369,632)    (   28,690,597)
                                                                              ---------------     --------------

Cash flows from financing activities:

    Exercise of stock options                                                         42,950            259,275
    Borrowings of long-term debt                                                   9,300,000         29,000,000
                                                                              ---------------     --------------

    Net cash provided by financing activities                                      9,342,950         29,259,275
                                                                              ---------------     --------------

Effect of exchange rate changes on cash and cash equivalents                 (       169,473)
                                                                              ---------------     --------------

Decrease in cash and cash equivalents                                        (        65,108)    (    5,949,653)

Cash and cash equivalents at beginning of period                                   4,025,808          8,423,492
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                       $ 3,960,700         $2,473,839
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                           $ 1,932,532          $ 358,839
      Income taxes                                                               $ 1,562,086         $2,700,120


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1999. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Change in Fiscal Year

     On January 25, 2000, the Board of Directors of the Company determined to change the Company's fiscal year from October 31, to December 31. As a result of this change, the Company will prepare quarterly financial information as of and for the periods ended March 31, June 30, and September 30, 2000.

3.   Change in Accounting Estimate

     Effective January 1, 2000, the Company has changed the amortization period of goodwill associated with acquisitions from 40 years to 20 years. This change had the effect of increasing goodwill amortization and reducing net income by approximately $1,559,000, or $.14 on a diluted earnings per share basis for the six months ended June 30, 2000 and $801,000 or $.08 on a diluted earnings per share basis for the three months ended June 30, 2000.

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

     Borrowing under the Revolving Credit Facility is collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants such as restricting the Company's ability to pay dividends. The Revolving Credit Facility expires August 2001. The weighted average interest rate at June 30, 2000 was 7.60%. The amounts outstanding under the Revolving Credit Facility at June 30, 2000 and December 31, 1999 were $56.6 million and $47.3 million, respectively.

 5.  Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                                  Six Months Ended June 30,            Three Months Ended June 30,
                                                     2000             1999              2000            1999
                                                     ----             ----              ----            ----

       Interest expense                        ($1,927,836)        ($358,837)      ($1,028,033)        ($294,248)

       Interest income                             114,741            95,526            63,858            26,919
                                                   -------            ------            ------            ------

                                               ($1,813,095)        ($263,311)     ($   964,175)        ($267,329)
                                               ===========         =========      ============         =========


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

     Six Months Ended                 Information   Professional      Commercial
     June 30, 2000                     Technology    Engineering         Services           Corporate              Total
     -------------                     ----------    -----------         --------           ---------              -----

     Revenue                          $ 117,713      $  19,859       $ 13,363                                $   150,935

     Operating expenses                 108,779         18,610         12,868                                    140,257

     EBITDA (a)                           8,934          1,249            495                                     10,678

     Depreciation                           438            133             20                                        591

     Goodwill amortization                2,723            369             27                                      3,119

     Operating income                 $   5,773      $     747       $    448                                $     6,968

     Total assets                     $ 168,167      $  17,641       $  6,482              $  13,317         $   205,606

     Capital expenditures             $     597      $      75       $    15               $     213         $       900

     Six Months Ended
     June 30, 1999
     -------------

     Revenue                          $ 113,855      $  32,529       $ 14,385                                $   160,769

     Operating expenses                 102,358         29,895         13,627                                    145,880

     EBITDA (a)                          11,497          2,634            758                                     14,889

     Depreciation                           279            100              4                                        383

     Goodwill amortization                  859            181              9                                      1,049

     Operating income                 $  10,359      $   2,353       $    745                                $    13,457

     Total assets                     $ 133,227      $  17,388       $  6,537              $   7,388         $   164,540

     Capital expenditures             $     100      $      50                             $     510         $       660


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Three Months Ended               Information   Professional      Commercial
     June 30, 2000                     Technology    Engineering         Services           Corporate           Total
     -------------                     ----------    -----------         --------           ---------           -----

     Revenue                          $  58,890      $  10,024       $  7,076                             $    75,990

     Operating expenses                  53,971          9,474          6,850                                  70,295

     EBITDA (a)                           4,919            550            226                                   5,695

     Depreciation                           236             65             12                                     313

     Goodwill amortization                1,382            203             17                                   1,602

     Operating income                 $   3,301      $     282       $    197                             $     3,780

     Total assets                     $ 168,167      $  17,641       $  6,482       $  13,317             $   205,606

     Capital expenditures             $     217      $      60       $     7           $  213             $       505

     Three Months Ended
     June 30, 1999
     -------------

     Revenue                          $  61,225      $  16,086       $  7,304                             $    84,615

     Operating expenses                  55,065         14,907          6,857                                  76,829

     EBITDA (a)                           6,160          1,179            447                                   7,786

     Depreciation                           170             51              2                                     223

     Goodwill amortization                  476            100              4                                     580

     Operating income                 $   5,514      $   1,028       $    441                             $     6,983

     Total assets                     $ 133,227      $  17,388       $  6,537       $   7,388             $   164,540

     Capital expenditures             $              $               $              $     189             $       189

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

Certain  statements  included  herein and in other  Company  reports  and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions, placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients;
(iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims made against the Company associated with providing temporary staffing services;
(xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the financial information provided for the period covering January 1, 1999 to June 30, 1999 and from January 1, 2000 to June 30, 2000; (xvii) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; and (xviii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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


Many businesses today are facing intense competition, accelerating technological change, and widespread business process re-engineering to take advantage of the Internet's potential to bring them closer to their suppliers and customers. Increasingly, these companies are also suffering from a shortage of qualified expert employees who can build these solutions. As a result, the ability of an organization to effectively compete is critically reliant on its ability to introduce and integrate these emerging technologies in a timely fashion.

Although many companies have recognized the importance of the Internet and knowledge management technologies to compete in today's business climate, the process of designing, developing and implementing these solutions has become increasingly complex. Companies continue to migrate away from centralized computing environments toward decentralized, scalable architectures based on local and wide area networks, the Internet, Intranets, shared databases and collaborative application software closer to their clients and suppliers. These advances have enhanced the ability of companies to benefit from the application of IT systems and solutions. Consequently, the number of companies desiring to deploy these systems and solutions and the number of connected users within these networks are rising rapidly.

As a result of the variety and complexity of these new technologies, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement off-the-shelf software applications to support business objectives. Companies also need to continually keep pace with new developments, which often render existing equipment and internal skills obsolete. At the same time, the rampant pace of these developments have left many companies unable to keep their permanent staffs abreast in the technology evolution. Consequently, business drivers cause IT managers to develop and support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations many have increasingly turned to consultants to assist them.

The Company realizes revenues from client engagements, which range from the placement of contract and temporary technical consultants to project assignments, which are based on defined deliverables. These services are primarily provided to the customer at hourly rates that are established for each of the Company's consultants, based upon their skill level and experience and the type of work performed. The Company also provides project management and consulting work which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and consulting work are higher than those for professional staffing services. Consequently, the Company is expanding its sales of higher margin consulting and project management services.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

A summary of operating results for the three months ended June 30, 2000 and 1999 is as follows (in thousands, except for earnings per share data):

                                                                    2000                             1999
                                                          -------------------------         ------------------------

                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue
                                                           ------        -------           ------        -------

Revenues                                                  $150,935         100.0%         $ 160,769        100.0  %
Cost of services                                           112,292          74.4            121,726         75.7
Gross profit                                                38,643          25.6             39,043         24.3

Selling, general and administrative                         27,965          18.5             24,154         15.0
Depreciation                                                   591            .4                383        .2
                                                            28,556          18.9             24,537         15.2

Operating income                                            10,087           6.7             14,506          9.1
Other (expense) income                                    (  1,817 )       ( 1.2)         (     264)      (   .2  )

Income before income taxes
  and goodwill amortization                                  8,270           5.5             14,242          8.9
Income taxes                                                 3,296           2.2              5,483          3.4
Income before goodwill amortization                          4,974           3.3              8,759          5.5

Goodwill amortization, net of income tax benefits            2,576           1.7                714           .5
Net income                                                $  2,398           1.6%         $   8,045          5.0  %


                                                             2000                             1999
                                                          ---------                         --------
Earnings per share:
Basic:
     Income before goodwill amortization                      $.47                             $.84
     Goodwill amortization                                     .24                              .07
     Net income                                               $.23                             $.77
Diluted:
     Income before goodwill amortization                      $.46                             $.81
     Goodwill amortization                                     .24                              .07
     Net income                                               $.22                             $.74

Revenues. Revenues decreased 6.1%, or $9.8 million, for the six months ended June 30, 2000 as compared to the comparable prior year period. Revenue decline was primarily attributable to a loss of certain engineering contracts and softness in the Information Technology ("IT") sector. The revenue decline was mitigated by revenue from acquisitions subsequent to June 30, 1999.

Cost of Services. Cost of services decreased 7.8%, or $9.4 million, for the six months ended June 30, 2000 as compared to the comparable prior year period. This decrease was primarily attributable to a decrease in salaries and compensation associated with decreased revenues which was partially offset by an increase in gross margin percentage from Information Technology. Cost of services as a percentage of revenues decreased to 74.4% for the six months ended June 30, 2000 from 75.7% for the comparable prior year period.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 -
   (Continued)

Selling, General and Administrative. Selling, general and administrative expenses increased 15.8%, or $3.8 million, for the six months ended June 30, 2000 as compared to the comparable prior year period. This increase was primarily attributable to acquisitions subsequent to June 30, 1999.

Depreciation. Depreciation increased 54.3%, or $208,000, for the six months ended June 30, 2000 as compared to the comparable prior year period. This increase was primarily due to the depreciation of property and equipment associated with infrastructure improvements that occurred during the Company's previous fiscal year ended October 31, 1999.

Other (Expense) Income, Net. Other (expense) income consists principally of interest expense, net of interest income. For the six months ended June 30, 2000, actual interest expense of $1.9 million was offset by $115,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net increased $1.5 million for the six months ended June 30, 2000 as compared to the comparable prior year period. This increase was primarily due to the increased borrowing requirements necessary to complete acquisitions subsequent to June 30, 1999, as well as to fund working capital requirements.

Income Tax. Income tax expense decreased 39.7%, or $2.2 million, for the six months ended June 30, 2000 as compared to the comparable prior year period. This decline was attributable to a lower level of income before taxes for the six months ended June 30, 2000 compared to the comparable prior year period.

Goodwill Amortization. Goodwill amortization for the six months ended June 30, 2000 and 1999 was net of income tax benefit of $552,000 and $335,000, respectively. The increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred subsequent to June 30, 1999. See footnote 3 appearing elsewhere in this document.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

A summary of operating results for the three months ended June 30, 2000 and 1999 is as follows (in thousands, except for earnings per share data):

                                                                    2000                             1999
                                                          -------------------------         ------------------------
                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue

Revenues                                                  $ 75,990         100.0%         $  84,615        100.0  %
Cost of services                                            56,386          74.2             63,938         75.6
Gross profit                                                19,604          25.8             20,677         24.4

Selling, general and administrative                         13,909          18.3             12,890         15.2
Depreciation                                                   313            .4                223       .3
                                                            14,222          18.7             13,113         15.5

Operating income                                             5,382           7.1              7,564          8.9
Other (expense) income                                    (    971 )       ( 1.3)               274    .3

Income before income taxes
  and goodwill amortization                                  4,411           5.8              7,290          8.6
Income taxes                                                 1,759           2.3              2,788          3.3
Income before goodwill amortization                          2,652           3.5              4,502          5.3

Goodwill amortization, net of income tax benefits            1,312           1.7                352           .4
Net income                                                $  1,340           1.8%         $   4,149          4.9  %


                                                            2000                             1999
                                                          ---------                         --------
Earnings per share:
Basic:
     Income before goodwill amortization                      $.25                             $.43
     Goodwill amortization                                     .12                              .03
     Net income                                               $.13                             $.40
Diluted:
     Income before goodwill amortization                      $.25                             $.42
     Goodwill amortization                                     .12                              .04
     Net income                                               $.13                             $.38

Revenues. Revenues decreased 10.2%, or $8.6 million, for the three months ended June 30, 2000 as compared to the comparable prior year period. Revenue decline was primarily attributable to a loss of certain engineering contracts and softness in the Information Technology ("IT") sector. The revenue decline was mitigated by revenue from acquisitions subsequent to June 30, 1999.

Cost of Services. Cost of services decreased 11.8%, or $7.6 million, for the three months ended June 30, 2000 as compared to the comparable prior year period. This decrease was primarily attributable to a decrease in salaries and compensation associated with decreased revenues which was partially offset by an increase in gross margin percentage from Information Technology. Cost of services as a percentage of revenues decreased to 74.2% for the three months ended June 30, 2000 from 75.6% for the comparable prior year period.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 -
  (Continued)

Selling, General and Administrative. Selling, general and administrative expenses increased 7.9%, or $1.0 million, for the three months ended June 30, 2000 as compared to the comparable prior year period. This increase was primarily attributable to acquisitions subsequent to June 30, 1999.

Depreciation. Depreciation increased 40.4%, or $90,000, for the three months ended June 30, 2000 as compared to the comparable prior year period. This increase was primarily due to the depreciation of property and equipment associated with infrastructure improvements that occurred during the Company's previous fiscal year ended October 31, 1999.

Other (Expense) Income, Net. Other (expense) income consists principally of interest expense, net of interest income. For the three months ended June 30, 2000, actual interest expense of $1.0 million was offset by $64,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net increased $697,000 for the three months ended June 30, 2000 as compared to the comparable prior year period. This increase was primarily due to the increased borrowing requirements necessary to complete acquisitions subsequent to June 30, 1999, as well as to fund working capital requirements.

Income Tax. Income tax expense decreased 36.6%, or $1.0 million, for the three months ended June 30, 2000 as compared to the comparable prior year period. This decline was attributable to a lower level of income before taxes for the three months ended June 30, 2000 compared to the comparable prior year period.

Goodwill Amortization. Goodwill amortization for the three months ended June 30, 2000 and 1999 was net of income tax benefit of $298,000 and $228,000, respectively. The increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred subsequent to June 30, 1999. See footnote 3 appearing elsewhere in this document.

Liquidity and Capital Resources

Operating activities provided $11.1 million of cash for the six months ended June 30, 2000 as compared to operating activities using $6.5 million of cash for the six months ended June 30, 1999. The increase in cash provided by operating activities was primarily attributable to a decrease in accounts receivable and an increase in accounts payable, accrued expenses and accrued payroll, which was partially offset by a increase in prepaid expenses and a decrease in withheld payroll taxes and income taxes payable, and increased levels of depreciation and amortization associated with the acquisitions subsequent to June 30, 1999.

Financing activities provided $9.3 million and $29.3 million for the six months ended June 30, 2000 and 1999, respectively.

On August 19, 1998, the Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Borrowing under the Revolving Credit Facility bears interest at the Company's option, at LIBOR (London Interbank Offered Rate), plus applicable margin or the agent bank's prime rate. Borrowing under the Revolving Credit
Facility is collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2001. The amount outstanding under the Revolving Credit Facility at June 30, 2000 was $56.6 million.

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

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 27, 2000.

         The following actions were taken:

        1.) The following directors were elected to serve as Class A directors on the Board of Directors, and shall serve terms expiring at the Company's Annual Meeting in 2002, and until their respective successors shall be elected and qualified. Tabulated voting results were as follows:

      Norman Berson             (Class A)     (For 9,881,924;  Withheld 73,268)
      Brian Delle Donne         (Class A)     (For 9,827,803;  Withheld 127,389)

      Each of the Class B directors of the Company, Robert B. Kerr and Woodrow B. Moats, Jr., will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2001, and until his successor has been elected and qualified.

      The Class C directors of the Company, Leon Kopyt and Stanton Remer, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2002, and until his successor has been elected and qualified.

       2.) Approval of the adoption of the Company's 2000 Employee Stock
           Incentive Plan.

           Votes For - 4,181,394;         Votes Against - 3,335,254;
            Abstentions - 2,438,544

              3.) Approval of Grant  Thornton  LLP as the  independent  auditing firm for the Company for the fiscal year ending October 31, 2000.

                  Votes For - 9,690,822;         Votes Against -   253,541;
                   Abstentions - 10,289


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

                                                 RCM Technologies, Inc.





           Date: August 7, 2000       By:/s/ Stanton Remer
                                      Stanton Remer
                                      Chief Financial Officer,
                                      Treasurer, Secretary and Director
                                      (Principal Financial Officer and
                                      Duly Authorized Officer of the Registrant)