Form 10-Q
period 2000-09-30
RCM TECHNOLOGIES INC
filed 2000-11-07
CIK 700841

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000




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

YES   X           NO
    -----            -----


Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

           CLASS                                      10,499,651
Common Stock, $0.05 par value              Outstanding as of  November 7, 2000

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

    PART I - FINANCIAL INFORMATION

                                                                                                    Page

          Item 1 - Consolidated Financial Statements


               Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
                 and December 31, 1999 (Audited)                                                      3

               Unaudited Consolidated Statements of Operations and Comprehensive Income
                 for the Nine-Month Periods Ended September 30, 2000 and 1999                         5

               Unaudited Consolidated Statements of Operations and Comprehensive Income
                 for the Three-Month Periods Ended September 30, 2000 and 1999                        6

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Nine-Month Period Ended September 30, 2000                            7

               Unaudited Consolidated Statements of Cash Flows for the Nine-
                 Month Periods Ended September 30, 2000 and 1999                                      8

               Notes to Unaudited Consolidated Financial Statements                                  10


          Item 2 - Management's Discussion and Analysis of Financial Condition

                          and Results of Operations                                                  14

    PART II - OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                                                  22

          Signatures                                                                                 23


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 2000 and December 31, 1999

                                     ASSETS

                                                                            September 30,         December 31,
                                                                                 2000                 1999
                                                                            ---------------      ---------------
                                                                            ---------------      ---------------
                                                                             (Unaudited)           (Audited)
Current  assets

   Cash and cash equivalents                                                   $ 6,648,352          $ 4,025,808
   Accounts receivable, net of allowance for doubtful accounts
      Of  $1,766,000 (September 30, 2000) and $1,014,000
      (December 31, 1999), respectively                                         70,222,554           66,654,677
   Income tax refund receivable                                                  5,281,241
   Prepaid expenses and other current assets                                     4,260,328            3,257,207
   Deferred tax assets                                                           2,169,233
                                                                            ---------------      ---------------

      Total current assets                                                      88,581,708           73,937,692
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                          9,978,167            9,789,996
   Less: accumulated depreciation and amortization                               3,849,278            3,151,626
                                                                            ---------------      ---------------

                                                                                 6,128,889            6,638,370
                                                                            ---------------      ---------------



Other assets

   Deposits                                                                        199,158              205,878
   Intangible assets, net of accumulated amortization
      of  $6,663,000 (September 30, 2000) and $4,437,000
      (December 31, 1999), respectively
     Goodwill                                                                   84,479,366          103,168,944
                                                                            ---------------      ---------------

                                                                                84,678,524          103,374,822
                                                                            ---------------      ---------------


      Total assets                                                            $179,389,121         $183,950,884
                                                                            ===============      ===============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                    September 30, 2000 and December 31, 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             September 30,          December 31,
                                                                                  2000                  1999
                                                                           ---------------       ---------------
                                                                           ---------------       ---------------
                                                                               (Unaudited)            (Audited)
Current liabilities

    Accounts payable and accrued expenses                                     $13,109,808           $ 4,853,763
    Accrued payroll                                                            10,789,366             5,640,054
    Taxes, other than income taxes                                              1,592,871             1,269,265
    Income taxes payable                                                          196,106               791,173
                                                                           ---------------       ---------------

      Total current liabilities                                                25,688,151            12,554,255
                                                                           ---------------       ---------------



Long-term liabilities

      Note payable                                                             52,700,000            47,300,000
      Deferred income taxes payable                                             1,091,937
                                                                           ---------------       ---------------
                                                                               53,791,937            47,300,000
                                                                           ---------------       ---------------


Shareholders' equity

    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock,  $0.05 par value;  40,000,000  shares  authorized;  10,499,651
      (September 30, 2000) and 10,496,225

      (December 31, 1999) issued and outstanding                                  524,982               524,811
    Accumulated other comprehensive loss                                  (       264,661)      (        52,764)
    Additional paid-in capital                                                 93,516,080            93,473,301
    Retained earnings                                                           6,132,632            30,151,281
                                                                           ---------------       ---------------

                                                                               99,909,033           124,096,629
                                                                           ---------------       ---------------

      Total liabilities and shareholders' equity                             $179,389,121          $183,950,884
                                                                           ===============       ===============

                                       4
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                  Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                                2000                  1999
                                                                           ----------------      ---------------

Revenues                                                                     $ 224,591,729        $ 242,133,775

Cost of services                                                               165,725,034          182,634,868
                                                                           ----------------      ---------------

Gross profit                                                                    58,866,695           59,498,907
                                                                           ----------------      ---------------

Operating costs and expenses
   Selling, general and administrative                                          41,587,387           36,945,663
   Depreciation                                                                    889,282              646,056
   Amortization                                                                  4,282,124            1,697,100
   Unusual items
      Restructuring charge                                                      36,706,712
      Non recurring                                                              2,100,000
                                                                           ----------------      ---------------

                                                                                85,565,505           39,288,819
                                                                           ----------------      ---------------

Operating income (loss)                                                   (     26,698,810)          20,210,088
                                                                           ----------------      ---------------

Other expenses

   Interest expense, net of interest income                               (      2,846,213)     (       781,138)
   Gain (loss) on foreign currency translation                            (          4,087)              12,948
                                                                           ----------------      ---------------

                                                                          (      2,850,300)     (       768,190)
                                                                           ----------------     ---------------

Income (loss) before income taxes                                         (     29,549,110)          19,441,898

Income taxes (credit)                                                     (      5,530,461)           7,543,218
                                                                           ----------------      ---------------

Net income (loss)                                                         (     24,018,649)          11,898,680

Other comprehensive income

   Foreign currency translation adjustment                                (        211,897)     (         1,972)
                                                                           ----------------      ---------------

Comprehensive income (loss)                                               (    $24,230,546)        $ 11,896,708
                                                                           ================      ===============


Basic earnings (loss) per share                                                     ($2.29)               $1.14
                                                                                     =====                =====

Weighted average number of common
   shares outstanding                                                           10,499,188           10,474,225
                                                                                ==========           ==========

Diluted earnings (loss) per share                                                   ($2.29)               $1.10
                                                                                     =====                =====

Weighted average number of common
   And common equivalent shares outstanding                                     10,499,188           10,791,443
                                                                                ==========           ==========

                                       5
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                 Three Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                                   2000               1999
                                                                              ---------------     --------------

Revenues                                                                         $73,656,343        $81,364,630

Cost of services                                                                  53,432,537         60,908,458
                                                                              ---------------     --------------

Gross profit                                                                      20,223,806         20,456,172
                                                                              ---------------     --------------

Operating costs and expenses
    Selling, general and administrative                                           13,622,483         12,791,686
    Depreciation                                                                     298,030            262,995
    Amortization                                                                   1,163,357            647,777
   Unusual items
      Restructuring charge                                                        36,706,712
      Non recurring                                                                2,100,000
                                                                              ---------------     --------------

                                                                                  53,890,582         13,702,458
                                                                              ---------------     --------------

Operating income (loss)                                                      (    33,666,776)         6,753,714
                                                                              ---------------     --------------

Other (expenses) income

    Interest expense, net of interest income                                 (     1,033,118)    (      517,825)
    Gain (loss) on foreign currency translation                              (            31)            13,815
                                                                              ---------------     --------------

                                                                             (     1,033,149)    (      504,010)
                                                                              ---------------     --------------


Income (loss) before income taxes                                            (    34,699,925)         6,249,704

Income taxes (credit)                                                        (     8,282,871)         2,395,976
                                                                              ---------------     --------------

Net income (loss)                                                            (    26,417,054)         3,853,728

Other comprehensive income

    Foreign currency translation adjustment                                  (        42,424)            55,188
                                                                              ---------------     --------------


Comprehensive income (loss)                                                  (  $ 26,459,478)        $3,908,916
                                                                              ===============     ==============


Basic earnings (loss) per share                                                       ($2.52)              $.37
                                                                                       =====               ====

Weighted average number of common
    shares outstanding                                                            10,499,651         10,496,225
                                                                                  ==========         ==========

Diluted earnings (loss) per share                                                     ($2.52)              $.36
                                                                                       =====               ====

Weighted average number of common
    and common equivalent shares outstanding                                      10,499,651         10,799,970
                                                                                  ==========         ==========

                                       6
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                      Nine Months Ended September 30, 2000

                                   (Unaudited)

                                                                          Accumulated
                                                                           Other           Additional

                                          Common Stock                  Comprehensive        Paid-in          Retained
                                          ------------
                                           Shares     Amount             Income (Loss)       Capital          Earnings


Balance, January 1, 2000              10,496,225       $524,811        ($  52,764)        $93,473,301      $30,151,281


                                           3,426            171                                42,779
Exercise of stock options


                                                                        ( 211,897)

Translation adjustment

Net loss                               ________         _______           ________        __________       (24,018,649)
                                                                                                          -----------
                                               -



Balance, September 30, 2000           10,499,651       $524,982         ($264,661)       $93,516,080       $ 6,132,632
                                      ==========       ========         =========        ===========       ===========

                                       7
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                                   2000               1999
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income (loss)                                                        (   $24,018,649)       $11,898,680
                                                                              ---------------     --------------


    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

         Depreciation and amortization                                             5,171,406          2,343,156
         Provision for losses on accounts receivable                                 752,000            476,000
         Restructuring and unusual charge                                         38,806,712
         Changes in assets and liabilities:
             Accounts receivable                                             (     4,319,877)    (   20,585,831)
             Income tax refund receivable                                    (     5,281,241)
             Deferred tax asset                                              (     2,169,233)
             Prepaid expenses and other current assets                       (     2,005,121)    (    2,971,017)
             Accounts payable and accrued expenses                                 7,695,249          1,193,387
             Accrued payroll                                                       4,499,311          2,586,838
             Taxes, other than income taxes                                          323,606     (    1,134,114)
             Income taxes payable                                                    496,870            264,861
                                                                              ---------------     --------------

    Total adjustments                                                             43,969,682     (   17,826,720)
                                                                              ---------------     --------------



Net cash provided by (used in) operating activities                               19,951,033     (    5,928,040)
                                                                              ---------------     --------------

                                       8

The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           Nine Months Ended September 30, 2000 and 1999 - (Continued)

                                   (Unaudited)

                                                                                   2000               1999
                                                                              ---------------     --------------
Cash flows from investing activities:

    Property and equipment acquired                                          (   $ 1,461,122)    (   $3,674,323)
    (Increase) decrease in deposits                                                    6,720     (       18,916)
    Purchase of acquired companies including
      contingent consideration, net of cash acquired                         (    21,105,140)    (   35,163,985)
                                                                              ---------------     --------------


    Net cash used in investing activities                                    (    22,559,542)    (   38,857,224)
                                                                              ---------------     --------------


Cash flows from financing activities:

    Exercise of stock options                                                         42,950            259,275
    Borrowings of long-term debt                                                   5,400,000         37,300,000
                                                                              ---------------     --------------


    Net cash provided by financing activities                                      5,442,950         37,559,275
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                 (       211,897)    (        1,972)
                                                                              ---------------     --------------


Increase (decrease) in cash and cash equivalents                                   2,622,544     (    7,227,961)

Cash and cash equivalents at beginning of period                                   4,025,808          8,423,492
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $6,648,352         $1,195,531
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                           $ 3,079,129          $ 685,986
      Income taxes                                                               $ 2,958,615         $7,078,357

                                       9
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1999 and the two month period ended December 31, 1999. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Unusual Items

     In the third quarter of 2000, the Company recorded the following unusual items:

       In Millions

         Impairment of goodwill                 $35.3
         Restructuring charge                     1.4
         Other non recurring charges              2.1
                                              -------
                                                $38.8
                                                =====

     The income before income taxes, net income and earnings per share on a diluted basis, exclusive of common stock equivalents, for the nine months ended September 30, 2000 without the unusual items and its related tax effect would have been $9.3 million, $4.6 million and $.44 per share, respectively.

     The income before income taxes, net income and earnings per share on a diluted basis, exclusive of common stock equivalents, for the three months ended September 30, 2000 without the unusual items and their related tax effect would have been $4.1 million, $2.2 million and $.21 per share, respectively.

        Impairment of Goodwill

        During the third quarter of 2000, the Company performed an impairment review of goodwill in accordance with the requirements of SFAS No. 121. This review indicated that there was an impairment of value, which resulted in $35.3 million charge to expense in order to properly reflect the appropriate carrying value of goodwill.

        Restructuring Charge

        The restructuring charge of $1.4 million consists of expenses associated with the consolidation of certain offices principally lease obligations for vacated offices as well as a write down of leasehold improvements and office equipment to its net realizable value for closed offices.

        Other non recurring charges

        The non recurring charge of $2.1 million consists of expenses associated with integration of employee benefit plans and vacation plans which were assumed in connection with the Company's previous completed acquisitions.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.   Change in Fiscal Year

     On January 25, 2000, the Board of Directors of the Company determined to change the Company's fiscal year from October 31, to December 31. As a result of this change, the Company has prepared quarterly financial information as of and for the periods ended March 31, June 30, and September 30, 2000.

4.   Change in Accounting Estimate

     Effective January 1, 2000, the Company has changed the amortization period of goodwill associated with acquisitions from 40 years to 20 years. This change had the effect of increasing goodwill amortization and reducing net income by approximately $2,141,000, or $.20 on a diluted earnings per share basis for the nine months ended September 30, 2000 and $582,000 or $.06 on a diluted earnings per share basis for the three months ended September 30, 2000.

5.   Computation of Earnings Per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of stock options using the treasury stock method. Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.

6.   Long Term Debt

     The Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). The Revolving Credit Facility was amended on September 18, 2000. Borrowing under the Revolving Credit Facility bear interest at the Company's option, at LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate.

     Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires August 2002. The weighted average interest rate at September 30, 2000 was 7.65%. The amounts outstanding under the Revolving Credit Facility at September 30, 2000 and December 31, 1999 were $52.7 million and $47.3 million, respectively.

 7.  Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                    Nine Months Ended September 30,              Three Months Ended September 30,
                                 ---------------------------------------      ---------------------------------------

                                      2000                   1999                  2000                   1999
                                 ----------------      -----------------      ----------------       ----------------

     Interest expense              ($3,057,579)            ($903,569)           ($1,129,746)             ($545,732)
     Interest income                   211,366               122,431                 96,628                 27,907
                                    ------------           ---------             ----------             ----------


                                   ($2,846,213)            ($781,138)           ($1,033,118)             ($517,825)
                                    ==========              ========             ==========               ========


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.   Segment Information

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

    Nine Months Ended               Information      Professional      Commercial
    September 30, 2000               Technology       Engineering       Services         Corporate         Total
                                   ---------------   --------------   --------------    -------------   -------------

    Revenue                              $174,380          $29,629          $20,583                         $224,592

    Operating expenses (1)                159,685           27,933           19,695                          207,313
                                          -------           ------           ------                          -------

    EBITDA (1)  (2)                        14,695            1,696              888                           17,279

    Depreciation                              653              214               22                              889

    Goodwill amortization                   3,743              504               35                            4,282
                                              ---            -----              ----                           -----
    Operating income (1)                 $ 10,299            $ 978            $ 831                         $ 12,108
                                         ========            =====            =====                         ========

    Total assets                         $133,329          $17,641           $6,482          $21,937        $179,389

    Capital expenditures                     $793             $165              $45             $458          $1,461

    Nine Months Ended
    September 30, 1999

    Revenue                              $174,575          $46,725          $20,834                         $242,134

    Operating expenses (1)                156,766           43,088           19,727                          219,581
                                          -------           ------           ------                          -------

    EBITDA (1) (2)                         17,809            3,637            1,107                           22,553

    Depreciation                              473              154                6                              633

    Goodwill amortization                   1,405              292               13                            1,710
                                             ----            -----             ----                            -----
    Operating income (1)                 $ 15,931          $ 3,191          $ 1,088                         $ 20,210
                                         ========          =======          =======                         ========

    Total assets                         $144,605          $17,388           $6,537           $8,928        $177,458

    Capital expenditures                     $256             $207              $15           $3,196          $3,674


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.   Segment Information - Continued

    Three Months Ended               Information      Professional      Commercial
    September 30, 2000                Technology       Engineering       Services         Corporate         Total
                                    ---------------   --------------   --------------   --------------   ------------

    Revenue                                $56,668          $ 9,769          $ 7,219                         $73,656

    Operating expenses (1)                  50,907            9,321            6,827                          67,055
                                            ------            -----            -----                          ------

    EBITDA (1) (2)                           5,761              448              392                           6,601

    Depreciation                               215               81                2                             298

    Goodwill amortization                    1,020              135                8                           1,163
                                              ----            -----              ---                          ------

    Operating income (1)                   $ 4,526             $232             $382                          $5,140
                                           =======             ====             ====                          ======

    Total assets                          $133,329          $17,641           $6,482          $21,937       $179,389

    Capital expenditures                      $196              $90              $30             $255           $571

    Three Months Ended
    September 30, 1999

    Revenue                                $60,721          $14,195           $6,449                         $81,365

    Operating expenses (1)                  54,409           13,193            6,099                          73,701
                                            ------           ------            -----                          ------

    EBITDA (1) (2)                           6,312            1,002              350                           7,664

    Depreciation                               194               54                2                             250

    Goodwill amortization                      546              111                3                             660
                                    ----       ---    ---       ---    -------     -                     -----   ---

    Operating income (1)                   $ 5,572            $ 837             $345                         $ 6,754
                                           =======            =====             ====                         =======

    Total assets                          $144,605          $17,388           $6,537           $8,928       $177,458

    Capital expenditures                      $156             $157              $15             $998         $1,326

[FN]

(1) Operating expenses, EBITDA and operating income are exclusive of unusual items in the amount of $38.8 million (see note 2).

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

Certain  statements  included  herein and in other  Company  reports  and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions, placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients;
(iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims made against the Company associated with providing temporary staffing services;
(xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the financial information provided for the period covering January 1, 1999 to September 30, 1999 and from January 1, 2000 to September 30, 2000; (xvii) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; and (xviii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of

           Financial Condition and Results of Operations - (Continued)

Overview

RCM Technologies, Inc. ("RCM" or the "Company") is a premier national provider of Business, Technology and resourcing solutions in information technology
("IT") and professional engineering to customers in corporate and government sectors. RCM's offices are located in major geographic regions throughout North America. The Company has grown its information technology competencies in the areas of e-business, Enterprise Application Integration, Enterprise Resource Planning ("ERP") support, network and infrastructure support and knowledge management. RCM's engineering expertise is in the form of technical design, field engineering, field support, procedures development and project and program management. The Company delivers its services through various engagement types ranging from end to end solutions, managed task deliverables and resource augmentation of client projects. The Company provides its services to clients in banking & finance, healthcare, insurance, pharmaceutical, telecommunications, utility, technology, manufacturing & distribution and government sectors. The Company believes the breadth of services it can provide fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

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

Although many companies have recognized the importance of the Internet and knowledge management technologies to compete in today's business climate, the process of designing, developing and implementing these solutions has become increasingly complex. Companies continue to migrate away from centralized computing environments toward decentralized, scalable architectures based on local and wide area networks, the Internet, Intranets, shared databases and collaborative application software bringing them closer to their clients and suppliers. These advances have enhanced the ability of companies to benefit from the application of IT systems and solutions. Consequently, the number of companies desiring to deploy these systems and solutions and the number of connected users within these networks are rising rapidly.

As a result of the variety and complexity of these new technologies, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement packaged software applications to support business objectives. Companies also need to continually keep pace with new developments, which often render existing equipment and internal skills obsolete. At the same time, the rampant pace of these developments have left many companies unable to keep their permanent staffs abreast in the technology evolution. Consequently, business drivers cause IT managers to develop and support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations. Many have increasingly turned to consultants to assist them.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of

           Financial Condition and Results of Operations - (Continued)

Overview - Continued

The Company realizes revenues from client engagements, which range from the placement of contract and temporary technical consultants to project assignments, which are based on defined deliverables. These services are primarily provided to the customer at hourly rates that are established for each of the Company's consultants, based upon their skill level and experience and the type of work performed. The Company also provides project management and consulting work which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and consulting work are higher than those for professional staffing services. Consequently, the Company is seeking to expand its sales of higher margin consulting and project management services.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of

           Financial Condition and Results of Operations - (Continued)

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

A summary of operating results for the nine months ended September 30, 2000 and 1999 is as follows (in thousands, except for earnings per share data):

                                                                    2000                             1999
                                                          -------------------------         ------------------------

                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue

Revenues                                                $  224,592         100.0%        $  242,134        100.0  %
Cost of services                                           165,725          73.8            182,635         75.4
                                                        ----------          ----         ----------         ----
Gross profit                                                58,867          26.2             59,499         24.6
                                                        ----------          ----         ----------         ----

Selling, general and administrative                         41,587          18.5             36,946         15.3
Depreciation                                                   889            .4                646           .3
                                                        ----------        ------         ----------       ------
                                                            42,476          18.9             37,592         15.6
                                                        ----------          ----         ----------         ----

Operating income                                            16,391           7.3             21,907          9.0
Other (expense) income                                  (    2,850 )       ( 1.3  )      (      768)      (   .3  )
                                                         ---------          ----          ---------        -----

Income before income taxes
  and goodwill amortization                                 13,541           6.0             21,139          8.7
Income taxes                                                 5,583           2.5              8,123          3.3
                                                        ----------          ----         ----------         ----
Income before goodwill amortization                          7,958           3.5             13,016          5.4

Goodwill amortization, net of income tax benefits       (    3,360  )      ( 1.5)        (    1,117)       (  .5  )
Restructuring and unusual charges, net of tax
  income tax benefits                                   (   28,617  )      (12.7)
                                                         ---------          ----         ----------      -------
Net income (loss)                                       ($  24,019  )      (10.7%)       $   11,899          4.9  %
                                                         =========          ====         ==========         ====

                                                            2000                             1999
                                                          ---------                         --------
Earnings per share:
                    -----
Basic:
     Income before goodwill amortization                  $    .76                        $    1.24
     Goodwill amortization                                  (  .32  )                        (  .10)
     Restructuring and unusual charges                       (2.73  )
                                                              ----                             ----
     Net income (loss)                                    $  (2.29  )                     $    1.14
                                                              ====                             ====
Diluted:
     Income before goodwill amortization                  $    .76                        $    1.21
     Goodwill amortization                                  (  .32  )                        (  .11)
     Restructuring and unusual charges                       (2.73  )
                                                              ----                             ----
     Net income (loss)                                    $  (2.29  )                     $    1.10
                                                              ====                             ====

Revenues. Revenues decreased 7.3%, or $17.5 million, for the nine months ended September 30, 2000 as compared to the comparable prior year period. Revenue decline was primarily attributable to a loss of certain engineering contracts and softness in the Information Technology ("IT") sector. The revenue decline was mitigated by revenue from acquisitions subsequent to September 30, 1999.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999 - (Continued)

Cost of Services. Cost of services decreased 9.3%, or $16.9 million, for the nine months ended September 30, 2000 as compared to the comparable prior year period. This decrease was primarily attributable to a decrease in salaries and compensation associated with decreased revenues, which was partially offset by an increase in gross margin percentage from Information Technology. Cost of services as a percentage of revenues decreased to 73.8% for the nine months ended September 30, 2000 from 75.4% for the comparable prior year period.

Selling, General and Administrative. Selling, general and administrative expenses increased 12.6%, or $4.6 million, for the nine months ended September 30, 2000 as compared to the comparable prior year period. This increase was primarily attributable to acquisitions subsequent to September 30, 1999.

Depreciation. Depreciation increased 37.6%, or $243,000, for the nine months ended September 30, 2000 as compared to the comparable prior year period. This increase was primarily due to the depreciation of property and equipment associated with infrastructure improvements that occurred during the Company's previous fiscal year ended October 31, 1999.

Other (Expense) Income, Net. Other (expense) income consists principally of interest expense, net of interest income. For the nine months ended September 30, 2000, actual interest expense of $3.1 million was offset by $211,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net increased $2.1 million for the nine months ended September 30, 2000 as compared to the comparable prior year period. This increase was primarily due to the increased borrowing requirements necessary to complete acquisitions subsequent to September 30, 1999, as well as to fund working capital requirements.

Income Tax. Income tax expense decreased 31.3%, or $2.5 million, for the nine months ended September 30, 2000 as compared to the comparable prior year period. This decline was attributable to a lower level of income before taxes for the nine months ended September 30, 2000 compared to the comparable prior year period.

Goodwill Amortization. Goodwill amortization for the nine months ended September 30, 2000 and 1999 was net of income tax benefit of $922,000 and $580,000, respectively. The increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred subsequent to September 30, 1999. See footnote 4 appearing elsewhere in this document.

Restructuring and Non Recurring Charges. In the third quarter of 2000, the Company recorded an impairment of goodwill in connection with a review of the carrying value of its goodwill, a restructuring charge associated with the consolidation of certain offices and certain non recurring items associated with the integration of employee benefit plans and vacation plans in the amounts of $35.3 million, $1.4 million and $2.1 million, respectively. Restructuring and non recurring charges reduced income before the related tax benefits for the nine months ended September 30, 2000 by $38.8 million and $28.6 million after the related tax benefits.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of

           Financial Condition and Results of Operations - (Continued)

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

A summary of operating results for the three months ended September 30, 2000 and 1999 is as follows (in thousands, except for earnings per share data):

                                                                    2000                             1999
                                                          -------------------------         ------------------------
                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue

Revenues                                                  $ 73,656         100.0%         $  81,365       100.0%
Cost of services                                            53,433          72.5             60,909         74.9
                                                          --------          ----          ---------         ----
Gross profit                                                20,223          27.5             20,456         25.1
                                                          --------          ----          ---------         ----

Selling, general and administrative                         13,622          18.5             12,792         15.7
Depreciation                                                   298            .4                263           .3
                                                          --------        ------          ---------       ------
                                                            13,920          18.9             13,055         16.0
                                                          --------          ----          ---------         ----

Operating income                                             6,303           8.6              7,401          9.1
Other (expense) income                                    (  1,033 )         1.4                504           .6
                                                           -------          ----          ---------        -----

Income before income taxes
  and goodwill amortization                                  5,270           7.2              6,897          8.5
Income taxes                                                 2,286           3.1              2,641          3.3
                                                          --------          ----          ---------         ----
Income before goodwill amortization                          2,984           4.1              4,256           52
Goodwill amortization, net of income tax benefits         (    784  )     (  1.1)         (     402)      (   .5  )
                                                                                                           -----
Restructuring and unusual charges, net of tax
  income tax benefits                                     ( 28,617  )      (38.9)
                                                           -------          ----          ---------      -------
Net income (loss)                                         ($26,417  )      (35.9%)        $   3,854          4.7  %
                                                           =======          ====          =========         ====

                                                            2000                             1999
                                                          ---------                         --------
Earnings per share:
                    -----
Basic:
     Income before goodwill amortization                  $    .28                        $     .41
     Goodwill amortization                                  (  .07  )                          (.04)
     Restructuring and unusual charges                       (2.73  )
                                                              ----                              ---
     Net income (loss)                                    $  (2.52  )                     $     .37
                                                              ====                              ===
Diluted:
     Income before goodwill amortization                  $    .28                        $     .39
     Goodwill amortization                                  (  .07  )                          (.03)
     Restructuring and unusual charges                       (2.73  )
                                                              ----                              ---
     Net income (loss)                                    $  (2.52  )                     $     .36
                                                              ====                              ===

Revenues. Revenues decreased 9.5%, or $7.7 million, for the three months ended September 30, 2000 as compared to the comparable prior year period. Revenue decline was primarily attributable to a loss of certain engineering contracts and softness in the Information Technology ("IT") sector. The revenue decline was mitigated by revenue from acquisitions subsequent to September 30, 1999.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of

           Financial Condition and Results of Operations - (Continued)

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 - (Continued)

Cost of Services. Cost of services decreased 12.3%, or $7.5million, for the three months ended September 30, 2000 as compared to the comparable prior year period. This decrease was primarily attributable to a decrease in salaries and compensation associated with decreased revenues, which was partially offset by an increase in gross margin percentage from Information Technology. Cost of services as a percentage of revenues decreased to 72.5% for the three months ended September 30, 2000 from 74.9% for the comparable prior year period.

Selling, General and Administrative. Selling, general and administrative expenses increased 6.5%, or $830,000, for the three months ended September 30, 2000 as compared to the comparable prior year period. This increase was primarily attributable to acquisitions subsequent to September 30, 1999.

Depreciation. Depreciation increased 13.3%, or $35,000, for the three months ended September 30, 2000 as compared to the comparable prior year period. This increase was primarily due to the depreciation of property and equipment associated with infrastructure improvements that occurred during the Company's previous fiscal year ended October 31, 1999.

Other (Expense) Income, Net. Other (expense) income consists principally of interest expense, net of interest income. For the three months ended September 30, 2000, actual interest expense of $1.1 million was offset by $96,600 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net increased $515,000 for the three months ended September 30, 2000 as compared to the comparable prior year period. This increase was primarily due to the increased borrowing requirements necessary to complete acquisitions subsequent to September 30, 1999, as well as to fund working capital requirements.

Income Tax. Income tax expense decreased 13.4%, or $355,000, for the three months ended September 30, 2000 as compared to the comparable prior year period. This decline was attributable to a lower level of income before taxes for the three months ended September 30, 2000 compared to the comparable prior year period.

Goodwill Amortization. Goodwill amortization for the three months ended September 30, 2000 and 1999 was net of income tax benefit of $379,000 and $246,000, respectively. The increase was primarily due to the amortization of intangible assets incurred in connection with the acquisitions that occurred subsequent to September 30, 1999. See footnote 3 appearing elsewhere in this document.

Restructuring and Non Recurring Charges. In the third quarter of 2000, the Company recorded an impairment of goodwill in connection with a review of the carrying value of its goodwill, a restructuring charge associated with the consolidation of certain offices and certain non recurring items associated with the integration of employee benefit plans and vacation plans in the amounts of $35.3 million, $1.4 million and $2.1 million, respectively. Restructuring and non recurring charges reduced income before the related tax benefits for the three months ended September 30, 2000 by $38.8 million and $28.6 million after the related tax benefits.

Liquidity and Capital Resources

Operating activities provided $19.9 million of cash for the nine months ended September 30, 2000 as compared to operating activities using $5.9 million of cash for the nine months ended September 30, 1999. The increase in cash provided by operating activities was primarily attributable to increased levels of depreciation and amortization associated with the acquisitions subsequent to September 30, 1999, an increase in restructuring charges, accounts payable, accrued expenses and accrued payroll, withheld income taxes and income taxes payable which was partially offset by increases in accounts receivable, income tax receivable, deferred tax asset and in prepaid expenses.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of

           Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Investing activities used $22.6 million for the nine months ended September 30, 2000 as compared to using $38.9 million for the comparable prior period. The reduction cash used of $16.3 million was primarily attributable to a reduction in acquisition payments and deferred consideration payments.

Financing activities provided $5.4 million and $37.6 million for the nine months ended September 30, 2000 and 1999, respectively.

The Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility. The Revolving Credit Facility was amended on September 18, 2000. Borrowing under the Revolving Credit Facility bears interest at the Company's option, at LIBOR (London Interbank Offered Rate), plus applicable margin or the agent bank's prime rate. Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2002. The amount outstanding under the Revolving Credit Facility at September 30, 2000 was $52.7 million.

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

                                     PART II

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10 Fifth Amendment and Modification to Loan and Security Agreement dated September 18, 2000 by and between Mellon Bank, N.A., as Agent and RCM Technologies, Inc. And All Of Its Subsidiaries, as Borrower

              27    Financial Data Schedule.  (EDGAR version only)


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

                                             RCM Technologies, Inc.

           Date: November 7, 2000            By:/s/ Stanton Remer
                                             --- ------- -----
                                             Stanton Remer
                                             Chief Financial Officer,
                                             Treasurer, Secretary and Director
                                            (Principal Financial Officer and
                                             Duly Authorized Officer of the
                                             Registrant)