Form 10-K
period 2000-12-31
RCM TECHNOLOGIES INC
filed 2001-03-01
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........
                         Commission file number 1-10245

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2001 was approximately $45,651,000 based upon the closing price of the Common Stock on such date on The Nasdaq National Market of $4.38. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares of Registrant's Common Stock (par value five cents per share) outstanding as of February 28, 2001: 10,499,651.

Documents Incorporated by Reference

         Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders ("the 2001 Proxy Statement") are incorporated by reference into Items 10,11,12 and 13 in Part III of this Annual Report on Form 10-K. If the 2001 Proxy Statement is not filed by April 30, 2001, an amendment to this Annual Report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

                                     PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain  statements  included  herein and in other  Company  reports  and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions and placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients;
(iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; and (xvii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

     General

     RCM Technologies is a premier provider of end to end technology solutions designed to enhance and maximize the business performance of its customers through the adaptation and deployment of advanced information and engineering technologies. RCM's offices are located in major geographic regions throughout North America. The Company has grown its information technology competencies in the areas of resource augmentation, e-business, Supply Chain Management, Enterprise Resource Planning ("ERP") support, network and infrastructure support and knowledge management. RCM's engineering expertise is in the form of technical design, field engineering, field support, procedures development and project and program management. The Company provides its services to clients in banking & finance, healthcare, insurance, pharmaceutical, telecommunications, utility, technology, manufacturing & distribution and government sectors. The Company believes that the breadth of services it can provide fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

     During the fiscal year ended December 31, 2000, approximately 77% of RCM's total revenues were derived from IT services, 14% from Engineering services and the remaining 9% from Commercial Services and Healthcare.

     RCM sells and delivers its services through a network of 64 branch offices located in selected regions throughout North America. The Company has implemented a regional infrastructure to obtain greater synergy and operating efficiencies within geographic territories. This strategy has allowed for the reduction of certain duplicated tasks and has better focused the Company on the territories that hold the greatest growth potential.

     Growth in demand for IT consulting services has slowed in the past year after many years of rapid growth. Despite a sales slow down, RCM has competed successfully in this changing environment and achieved positive growth of the gross margins for the services delivered.

     Industry Overview

     Businesses today face intense competition, the challenge of constant technological change, and the ongoing need for business process optimization. Companies are turning to IT solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and deploy new information technologies has become critical.

     Although many companies have recognized the importance of IT systems and products to competing in today's business climate, the process of designing, developing and implementing IT solutions has become increasingly complex. Some companies continue to migrate away from centralized mainframes running proprietary software toward decentralized, scalable architectures based on personal computers, client/server architectures, local and wide area networks, the Internet, shared databases and packaged application software. These advances have enhanced the ability of companies to benefit from the application of IT systems and solutions. Consequently, the number of companies and the number of end users within these organizations desiring to use IT systems and solutions in new ways are rising rapidly.

     As a result of the variety and complexity of these new technologies, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement off-the-shelf software applications to support business objectives. Companies also need to continually keep pace with new developments in technology, which often render existing equipment and internal skills obsolete. At the same time, external economic factors have caused some organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity, quality and variety of IT skills necessary to design and develop IT solutions. IT managers are charged with developing and supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

     The Company believes the strongest demand for IT services is among middle-market companies, which typically lack the time and technical resources to satisfy all of there IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives. These companies often rely on IT service providers to help implement and manage their systems. However, many middle-market companies rely on multiple providers for their IT needs. Generally, the Company believes that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies' needs. The Company believes this reliance on multiple service providers creates multiple relationships that are more difficult and less cost-effective to manage than a single relationship would be and can adversely impact the quality and compatibility of IT solutions. RCM is structured to provide middle-market companies an objective, single-source for their IT needs.

     Business Strategy

     RCM is dedicated to providing solutions to meet its customers' business needs by delivering information technology and professional engineering services. The Company's objective is to be a recognized leader of specialty professional consulting services and solutions in major markets throughout North America. The Company has developed operating strategies to achieve this objective. Key elements of its growth and operating strategies are as follows:

     Growth Strategy

     Full Cycle Solution Capability. The Company intends to build out its Full Cycle Solution Capability. The goal of the full cycle strategy is to fully address a client's project implementation cycle. This entails the Company working with its clients from the initial conceptualization of a project through its design and project execution, and extending into ongoing management and support of the delivered product. RCM's strategy is to selectively build projects and solutions offerings which utilize its extensive resource base. The Company believes that the effective execution of this strategy will generate improved margins on the existing resources. The completion of this service-offering continuum affords the Company the opportunity to strengthen long-term client relationships that will further improve the quality of earnings.

     In addition to building out the Full Cycle Solution Offering, the Company will continue to focus on transitioning into higher value oriented services to increase its margins on its various service lines. These measures will be accomplished through expansion of its client relationships and, at the same time, pursuing strategic alliances and partnerships.

     Promote Internal Growth. The Company continues to evolve its internal growth strategies. Several initiatives were launched during the year ended December 31, 2000 ("fiscal 2000"). The results of these efforts have produced gains in margin growth, RCM's customer service focus, national account coordination and greater client penetration.

     Gross margins increased as a direct result of implementing a program at all operating branches of the Company to conduct business at certain margin thresholds. The policies developed during this initiative continue to be refined and administered so the results are expected to continue the positive trend.

     In geographic regions where the Company has a high density of offices, sales management programs were designed and implemented to segregate clients into regional accounts. This process has provided a higher degree of account coordination so clients can benefit from the wider array of services that are offered by the Company.

     During fiscal 2000, RCM continued a company-wide training initiative in which sales managers and professionals received advanced sales training. The purpose of the training, which is a multi-semester program, is to sharpen sales skills and to further assist the sales force in identifying, developing and closing solution sales.

     RCM has adopted an industry-centric approach to sales and marketing. This initiative recognizes that all clients within the same industry sectors have common business challenges. It therefore allows the Company to present and deliver enhanced value to those clients in the industrial sectors in which RCM has assembled the greatest work experience. RCM's consultants have acquired project experience that offers differentiated awareness of the business challenges that clients in that industry are facing. This alignment also facilitates and creates additional cross-selling opportunities. The result, we believe, is greater account penetration and enhanced client relationships.

     Operational strategies contributing to RCM's internal productivity include the delineation of certain new technical practice areas in markets where its clients had historically known the Company as a contract service provider. The formation of these practice areas has facilitated the flow of project opportunities and the delivery of project-based solutions. These projects have had the positive effect of expanding the margins for the core technical competencies of a number of Company consultants.

     Continue Selective Strategic Acquisitions. The industry for the Company's services continues to be highly fragmented, and the Company plans to continue to assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's past acquisition strategy has been designed to broaden the scope of services and technical competencies and maintain its Full Cycle Solution capabilities ,and the Company would seek to further achieve such goals in any future acquisitions. In considering acquisitions, the Company focuses on companies with (i) technologies RCM has targeted for strategic value enhancement,
     (ii) margins that will not dilute the margins now being delivered, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company's management team. To retain and provide incentives for management of its acquired companies, the Company typically structures a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to three-year period.

     Operating Strategy

     Foster a Decentralized Entrepreneurial Environment. A key element of the Company's operating strategy is to foster a decentralized, entrepreneurial environment for its employees. The Company fosters this environment by continuing to build on the local market knowledge, reputations and customer relationships of acquired companies and by sharing their operating policies, procedures and expertise with other branch locations to develop new ideas to best serve the prospects of the Company. The Company believes an entrepreneurial business atmosphere allows its branch offices to quickly and creatively responds to local market demands and enhances the Company's ability to motivate, attract and retain managers and to maximize growth and profitability.

     Develop and Maintain Strong Customer Relationships. The Company seeks to develop and maintain strong interactive customer relationships by anticipating and focusing on its customers' needs. The Company emphasizes a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach that the Company believes is used by many of its competitors. The industry-centric strategy implemented during fiscal 2000 has allowed RCM to further expand its relationships with clients in RCM's targeted sectors. To develop close customer relationships, the
     Company's   practice  managers   regularly  meet  with  both  existing  and
     prospective clients to help design solutions for, and identify the resources needed to execute, their strategies. The Company's managers also maintain close communications with their customers during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense. Additionally, the Company believes that by partnering with its customers in designing business solutions, it generates new opportunities to cross sell additional services that the Company has to offer. The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of our customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

     Attract and Retain Highly Qualified Consultants and Technical Resources. The Company believes it has been successful in attracting and retaining qualified consultants and contractors by (i) providing stimulating and challenging work assignments, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing training to maintain and upgrade skills and (v) aligning the needs of its customers with the appropriately skilled personnel. The Company has been successful in retaining these personnel due in part to its use of practice managers or "ombudsmen" who are dedicated to maintaining contact with, and monitoring the satisfaction levels of, the Company's consultants while they are on assignment.

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

     To accomplish this, the Company is centralized on an SAP operating system into which it integrated all of its operating units. This year all Canadian operations implemented the SAP system completing the roll out to all locations. The software is configured to perform all back office functions including payroll, project management, project cost accounting, billing, human resource administration and all financial consolidation and reporting functions. The Company believes that this system provides a robust and highly scalable platform from which to manage daily operations, and that this system has the capacity to accommodate increased usage.

     Information Technology

     The Company's Information Technology Group offers responsive, timely and comprehensive business and information technology consulting and solutions to support the entire systems applications development and implementation process. The Company's information technology professionals have expertise in a variety of technical disciplines, including e-business development, supply chain enterprise software, application integration, network communications, knowledge management and support of client applications.

     The Company has a wide array of service offerings and deliverables within this spectrum. Within its e-business offering, RCM delivers web strategies, web enablement of client applications, e-commerce solutions, Intranet solutions, corporate portals and complete web sites. Within its business intelligence practice, RCM provides data architecture design, data warehousing projects, knowledge management, customer relationship management and supply chain management solutions. In its ERP practices, RCM delivers software sales for certain applications, implementation services, infrastructure support, integration services, and an array of post implementation support services. In its enterprise application integration work, the Company integrates diverse but related enterprise applications into unified cohesive operating environments. The Company believes that its ability to deliver information technology solutions across a wide range of technical platforms provides an important competitive advantage. The Company also ensures that its consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies. The Company's strategy is to maintain expertise and acquire knowledge in multiple technologies so it can offer its clients non-biased solutions best suited to their business needs.

     The Company provides its IT services through a number of delivery methods. These include management consulting engagements, project management of client efforts, project implementation of client initiatives, outsourcing, both on and off site, and a full complement of resourcing alternatives.

     As  of  December  31,  2000,  the  Company  employed   approximately  2,050
     information technology personnel.

     Professional Engineering

     The Company's Professional Engineering Group provides personnel to perform project engineering, computer aided design, and other managed task technical services either at the site of the customer or, less frequently, at the Company's own facilities. Representative services include utilities process and control, electrical engineering design, system engineering design and analysis, mechanical engineering design, procurement engineering, civil structural engineering design, computer aided design and code compliance. The Professional Engineering Group has developed an expertise in providing engineering, design and technical services to many customers in the aeronautical, paper products manufacturing and nuclear power, fossil fuel and electric utilities industries.

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

     As of December 31, 2000, the Company employed approximately 450 engineering personnel.

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

     The Company's Specialty Healthcare Group provides skilled, licensed healthcare professionals, primarily physical therapists, occupational therapists, speech language pathologists and trauma nurses. The Specialty Healthcare Group provides services to hospitals, nursing homes, pre-schools, sports medicine facilities and private practices. Services include in-patient, outpatient, sub-acute and acute care, rehabilitation, geriatric, pediatric and adult day care. The Specialty Healthcare Group does not provide general nursing or home healthcare services. Typical engagements range either from three to six months or are on a day-to-day shift basis.

     Branch Offices

     The Company's organization consists of six operating regions with 64 branch offices located in 22 states and Canada. The region of and services provided by each branch office are set forth in the table below.

                                                   NUMBER OF
     REGION                                        OFFICES  SERVICES PROVIDED(1)

     NORTHEAST
       Connecticut...................................   2          IT, PE
       Maryland......................................   1          IT
       New Hampshire.................................   1          IT
       New Jersey....................................   8          IT, PE, CS
       New York......................................   3          IT, PE,CS, HC
       Pennsylvania..................................   3          IT, PE, CS
       Vermont.......................................   1          PE
                                                        -
                                                       19
     MIDWEST
       Illinois......................................   2          IT
       Indiana.......................................   1          IT
       Michigan......................................   6          IT, PE
       Minnesota.....................................   1          IT
       Ohio..........................................   1          IT
       Wisconsin.....................................   5          IT, PE
                                                        -
                                                       16
     SOUTHEAST
       Alabama.......................................   1          PE
       Florida.......................................   1          IT
       Georgia.......................................   1          PE
       South Carolina................................   1          PE
       Virginia......................................   2          IT
                                                        -
                                                        6
     SOUTHWEST
       Arizona.......................................   1          PE
       Texas.........................................   5          IT
                                                        -
                                                        6
     WEST
       Colorado......................................   1          IT
       Northern California...........................   3          IT
       Southern California...........................   9          IT, CS
                                                        -
                                                        13

     CANADA..........................................   4          IT, PE
                                                        -

     (1) Services provided are abbreviated as follows:
         IT     - Information Technology
         PE     - Professional Engineering
         CS     - Commercial Services
         HC     - Healthcare

     Branch offices are primarily located in regions that the Company believes have strong growth prospects for information technology and engineering services. The Company's branches are operated in a decentralized, entrepreneurial manner with most branch offices operating as independent profit centers. The Company's branch managers are given significant autonomy in the daily operations of their respective offices and, with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing strategies, pricing, hiring and training. Branch managers are paid on a performance-based compensation system designed to motivate the managers to maximize growth and profitability.

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

     From it's headquarter locations in New Jersey, the Company provides its branch offices with centralized administrative, marketing, finance, MIS, human resources and legal support. Centralized administrative functions minimize the administrative burdens on branch office managers and allow them to spend more time focusing on sales and marketing and practice development activities. The Company believes that its ability to rapidly integrate the administrative functions of its acquisitions has greatly enhanced its internal growth.

     Most of the branch offices have one General Manager, one sales manager, three to six salespeople, one to five practice managers and several recruiters.  The  General  Managers  report to  Regional  Managers  who are responsible for ensuring performance goals are achieved. The Company's branch managers meet frequently to discuss "best practices" and ways to increase the Company's cross selling of its professional services. The Company's practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

     Sales And Marketing

     Sales and marketing efforts are conducted at the local and regional level through the Company's network of branch offices. The Company emphasizes long-term personal relationships with customers that are developed through regular assessment of customer requirements and proactive monitoring of personnel performance. The Company's sales personnel make regular visits to existing and prospective customers. New customers are obtained through active sales programs and referrals. The Company encourages its employees to participate in national and regional trade associations, local chambers of commerce and other civic associations. The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer's information technology, engineering and other professional services needs. The Company also concentrates on providing carefully screened professionals with the appropriate skills in a timely manner and at competitive prices. The
     Company constantly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

     The Company has elevated the importance of working with and developing its partner alliances with technology firms. Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company. Relations have been established with firms such as Microsoft, i2, QAD, Dorado, GEAC, IBM, Compaq and Oracle among others. The Partner programs may be managed either at a national level from RCM's corporate offices or at a regional level from its offices.

     Some of the Company's larger representative customers include 3M, Adelphia Cable Communications, Apple, AT&T, BASF, Liberty Mutual Insurance, Lockheed Martin, Medtronic, Merck, Merrill Lynch, Ontario Power, Sprint, Sun Microsystems, Toyota, Verizon, Vermont Yankee Nuclear Power, U.S. Treasury and Wells Fargo. The Company serves Fortune 1000 companies and many middle market clients. The Company's relationships with these customers are typically formed at the local or regional level, as the Company does not actively solicit national contracts, which typically subject the suppliers to significant pricing pressures.

     Sales And Marketing (Continued)

     During fiscal 2000, no one customer accounted for more than 6% of the Company's revenues. The Company's five and ten largest customers accounted for approximately 17% and 23%, respectively, of the Company's revenues for fiscal 2000.

     Recruiting And Training

     The Company devotes a significant amount of time and resources, primarily at the branch level, to locating, training and retaining its professional personnel. Full-time recruiters utilize the Company's proprietary databases of available personnel, which are cross-indexed by competency and skill to match potential candidates with the specific project requirements of the customer. The qualified personnel in the databases are identified through numerous activities, including networking, referrals, the Internet, job fairs, schools, newspaper and trade journal advertising, attendance at industry shows and presentations. The Company also has several recruiters dedicated to recruiting highly skilled, highly sought-after information technology personnel from international locations such as Australia, Canada, England, India, Mexico, New Zealand, and other European and Southeast Asian countries.

     The Company believes that a significant element to the Company's success in retaining qualified consultants and contract personnel is the Company's use of Consultant Relationship Managers ("CRM") and technical practice managers. CRM are qualified Company personnel dedicated to maintaining on-site contact with, and monitoring the satisfaction levels of, the Company's consultants and contract personnel while they are on assignment. Practice managers are consulting managers responsible for the technical development and career development of the Company's technical personnel within the defined practice areas. The Company employs various methods of technical training and skills development including sending consultants to application vendor provided courses, the use of computer-based training tools and on-the-job training through mentoring programs.

     Information Systems

     The Company has invested, and intends to continue to invest, in the SAP R/3 software that it has installed. This system is deployed on clustered Compaq servers and is running on a SQL 7.0 database. The branch offices of the Company are networked to the corporate offices so the SAP application is accessed at all operational locations. This system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality. In addition to SAP, each of the service groups maintains databases to permit efficient tracking of available personnel on a local basis. These databases facilitate efficient matching of customers' requirements with available technical personnel. For acquired companies, administrative functions are integrated into the Company's information system and personnel databases are updated accordingly. The Company typically completes this integration process within three months after the acquisition.

     Competition

     The market for IT and engineering services includes a large number of competitors, is subject to rapid change and is highly competitive. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

     The Company believes its principal competitive advantages in the IT and professional engineering services market include: focus on the middle market, breadth of services offered, technical expertise, knowledge and experience in the industry, perceived value, quality of service, responsiveness to client needs and speed in delivering IT solutions.

     Additionally, the Company competes for suitable acquisition candidates based on its differentiated acquisition model, its entrepreneurial and decentralized operating philosophy, its strong corporate-level support and resources, its status as a public company and its ability to offer management of the acquired companies an opportunity to join and participate in the expansion of a growing provider of information technology and other engineering services.

     Employees

     As of December 31, 2000, the Company employed an administrative staff of approximately 400 people, including certified information technology specialists and licensed professional engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company. As of December 31, 2000, approximately 2,050 information technology professionals and 450 engineering and technical personnel were employed by the Company to work on client projects for various periods. The Company also employed approximately 1,300 temporary personnel as of December 31, 2000. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


ITEM 2.  PROPERTIES

     The Company provides specialty professional consulting services, principally performed at various client locations, through 64 offices in 22 states and Canada. The Company's administrative and sales offices typically consist of 1,500 to 2,500 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

     The Company's executive and administrative offices are located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 9,100 square feet and are leased at a rate of $12.00 per square foot per month for a term ending on January 31, 2003.


ITEM 3.  LEGAL PROCEEDINGS


     On November 6, 1998, two former officers filed suit against the Company alleging wrongful termination of their employment, failure to make severance payments and wrongful conduct by the Company in connection with the grant and ultimate divestiture of Stock Options to the plaintiffs. The complaint also alleges the Company wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs and makes various other claims including a claim for punitive damages. In the suit, the plaintiffs seek damages of approximately $480,000 plus other unspecified amounts. The claims relating to wrongful termination of employment and wrongful conduct by the Company in connection with the grant of Stock Options to the plaintiffs have been submitted to binding arbitration; closing arguments in that proceeding are scheduled for March 30, 2001. In addition, the Company is currently awaiting the court's decision on the
     Company's summary judgment motion addressing the plaintiffs claims with respect to its allegedly wrongful limiting the number of shares the plaintiffs could sell. The Company will shortly be seeking a summary judgment from the court with respect to the plaintiffs claims concerning allegedly wrongful conduct by the Company in connection with the divestiture of the plaintiffs' stock options. Management believes the suit is without merit and has defended the claims vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the Symbol "RCMT". The following table sets forth approximate high and low sales prices for the two years in the period ended December 31, 2000 as reported by The Nasdaq National Market:

                                               Common Stock
                                        --------------------------------
                                           High                     Low
       Fiscal 1999                        ------                   -----

              First Quarter............. $26.44                   $10.63
              Second Quarter............  17.38                    10.32
              Third Quarter.............  14.88                    10.44
              Fourth Quarter............ $18.38                   $10.06

       Fiscal 2000

              First Quarter............. $19.13                   $10.50
              Second Quarter............  12.94                     7.25
              Third Quarter.............   8.25                     3.88
              Fourth Quarter............ $ 5.69                   $ 2.38

     Holders

     As of February 26, 2001, the approximate number of holders of record of the Company's Common Stock was 1,100. Based upon the requests for proxy information in connection with the Company's most recent Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 5,600.

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

                                               Year Ended        Two Months                           Years Ended
                                                                    Ended
                                             ----------------  ---------------    -------------------------------------------------

                                                       December 31,                                   October 31,
                                             ---------------------------------    -------------------------------------------------

                                                  2000              1999                1999             1998              1997
                                             ----------------  ---------------    --------------   --------------   ---------------

     Income Statement

     Revenues                                   $296,001,276      $51,397,429        $313,385,772     $201,452,318     $113,959,093
     Gross profit                                 78,485,616       13,218,972          76,639,326       48,424,223       27,126,745
     Income before unusual items                  16,910,326        2,050,993
     Unusual items                               (38,806,712)
     Income (loss) from
       continuing operations                     (21,896,386)       2,050,993          14,948,248        9,796,705        4,839,933
     Loss from
       discontinued operations                                                                                             (362,500)
     Net income (loss)                         ($ 21,896,386)      $2,050,993         $14,948,248      $ 9,796,705      $ 4,477,433

     Earnings Per Share (1)

     Income (loss) from continuing
       operations (diluted)                           ($2.09)            $.19               $1.37            $1.07             $.76
     Loss from discontinued
       operations (diluted)                                                                                                   ($.06)
     Net income (loss) (diluted)                      ($2.09)            $.19               $1.37            $1.07             $.70
     Net income (loss) (basic)                        ($2.09)            $.20               $1.43            $1.11             $.74


                                                       December 31,                                   October 31,
                                             ---------------------------------    ------------------------------------------------

                                                  2000              1999                1999             1998              1997
                                             ----------------  ---------------    -------------   --------------   ---------------

     Balance Sheet

     Working capital                             $56,508,604      $61,383,437         $54,866,477      $53,672,589      $17,279,115
     Total assets                                174,268,828      183,950,884         184,047,546      117,067,151       54,082,596
     Long term liabilities                        49,483,873       47,300,000          40,800,000                           308,129
     Total liabilities                            72,206,502       59,854,255          62,045,376       10,395,024        9,471,611
     Shareholders' equity                       $102,062,326     $124,096,629        $122,002,170     $106,672,127      $44,611,985

     (1) Shares used in computing earnings per share

     Basic                                        10,499,305       10,496,225          10,484,764        8,787,334        6,068,713
     Diluted                                      10,499,305       10,951,447          10,942,146        9,151,903        6,361,181




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

RCM Technologies is a premier provider of end to end technology solutions designed to enhance and maximize the business performance of its customers through the adaptation and deployment of advanced information and engineering technologies. RCM's offices are located in major geographic regions throughout North America. The Company has grown its information technology competencies in the areas of resource augmentation, e-business, Supply Chain Management, Enterprise Resource Planning ("ERP") support, network and infrastructure support and knowledge management. RCM's engineering expertise is in the form of technical design, field engineering, field support, procedures development and project and program management. The Company provides its services to clients in banking & finance, healthcare, insurance, pharmaceutical, telecommunications, utility, technology, manufacturing & distribution and government sectors. The Company believes that the breadth of services it can provide fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

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

Many businesses today are facing intense competition, the challenge of accelerating technological change, and the ongoing need for business process re-engineering to take advantage of the Internet's potential to bring them closer to their suppliers and customers. Increasingly, these companies are also suffering from a shortage of qualified expert employees who can build these solutions. As a result, the ability of an organization to effectively compete is critically reliant on its ability to introduce and integrate these emerging technologies in a timely fashion.

Although many companies have recognized the importance of the Internet and information management technologies to competing in today's business climate, the process of designing, developing and implementing these solutions has become increasingly complex. Companies continue to migrate away from centralized computing environments toward decentralized, scalable architectures based on local and wide area networks, the Internet, Intranets, shared databases and collaborative application software bringing them closer to their clients and suppliers. These advances have enhanced the ability of companies to benefit from the application of IT systems and solutions. Consequently, the number of companies desiring to deploy these systems and solutions and the number of connected users within these networks are rising rapidly.

As a result of the variety and complexity of these new technologies, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement packaged software applications to support business objectives. Companies also need to continually keep pace with new developments, which often render existing equipment and internal skills obsolete. At the same time, the rampant pace of these developments has left many companies unable to keep their permanent staffs abreast in the technology evolution. Consequently, business drivers cause IT managers to develop and support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations. Many have increasingly turned to consultants to assist them.

The Company realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that are based on defined deliverables. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants, based upon their skill level and experience and the type of work performed. The Company also provides project management and consulting work which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and consulting work are higher than those for professional staffing services. The Company is expanding its sales of higher margin consulting and project management services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Overview (Continued)

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

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits and insurances. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's acquisition program and corporate marketing, administrative and reporting responsibilities. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates principally to the goodwill resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill, which is being amortized over a 20-year period effective January 1, 2000. See Footnote 1 to financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (In thousands, except for earnings per share data)

                                                    Year Ended               Year Ended               Year Ended
                                                 December 31, 2000          October 31, 1999       October 31, 1998
                                              ------------------------ ------------------------ ------------------------

                                                             % of                     % of                     % of
                                               Amount       Revenue      Amount      Revenue      Amount      Revenue
                                              ----------  ------------ ----------- ------------ ----------- ------------

Revenues                                       $296,000      100.0%      $313,386     100.0%      $201,452     100.0%
Cost of services                                217,516       73.5        236,747      75.5        153,028      76.0
                                              ----------  ------------ ----------- ------------ ----------- ------------

Gross profit                                     78,486       26.5         76,639      24.5         48,424      24.0
                                              ----------  ------------ ----------- ------------ ----------- ------------

Selling, general and administrative              54,846       18.5         48,089      15.3         30,461      15.1
Depreciation                                      1,154         .4            863        .3            424        .2
                                              ----------  ------------ ----------- ------------ ----------- ------------

                                                 56,000       18.9         48,952      15.6         30,885      15.3
                                              ----------  ------------ ----------- ------------ ----------- ------------

Income before other expense (income),
  income taxes, goodwill amortization, and
  unusual charges                                22,486        7.6         27,687       8.9         17,539       8.7
Other expense (income)                           (3,702)      (1.3)          (920)      (.3)           235        .1
                                              ----------  ------------ ----------- ------------ ----------- ------------

Income before income taxes and
  goodwill amortization                          18,784        6.3         26,767       8.6         17,774       8.8
Income taxes                                      7,673        2.6         10,287       3.3          6,754       3.3
                                              ----------  ------------ ----------- ------------ ----------- ------------

Income before goodwill amortization              11,111        3.7         16,480       5.3         11,020       5.5
Goodwill amortization, net of income
  tax benefits                                   (4,390)      (1.5)        (1,532)      (.5)        (1,223)      (.7)
Restructuring and unusual charges,
  net of tax benefits                           (28,617)      (9.7)
                                              ----------  ------------ ----------- ------------ ----------- ------------

Net income (loss)                             ($ 21,896)      (7.4)       $14,948       4.8        $ 9,797       4.8%
                                              ==========  ============ =========== ============ =========== ============

Earnings per share
Basic:
  Income before goodwill amortization             $1.06                     $1.58                    $1.25
  Goodwill amortization                            (.42)                     (.15)                    (.14)
  Unusual charges                                 (2.73)
                                              ----------               -----------              -----------

  Net income (loss)                              ($2.09)                    $1.43                    $1.11
                                              ==========               ===========              ===========

Diluted:
  Income before goodwill amortization             $1.06                     $1.51                    $1.20
  Goodwill amortization                            (.42)                     (.14)                    (.13)
  Unusual charges                                 (2.73)
                                              ----------               -----------

  Net income (loss)                              ($2.09)                    $1.37                    $1.07
                                              ==========               ===========              ===========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

Year Ended December 31, 2000 Compared to Year Ended October 31, 1999

     General. The Company changed its fiscal year end to December 31 from October 31. Accordingly, the following discussion compares the twelve-month period ended December 31, 2000 ("fiscal 2000") with the twelve-month period ended October 31, 1999 ("fiscal 1999").

     Revenues. Revenues decreased 5.5%, or $17.4 million, for fiscal 2000 as compared to fiscal 1999. Revenue decline was primarily attributable to a loss of certain engineering contracts and softness in the Information Technology ("IT") sector.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 31, 2000 Compared to Year Ended October 31, 1999 (Continued)

     Cost of Services. Cost of services decreased 8.1%, or $19.2 million, for fiscal 2000 as compared to fiscal 1999. This decrease was primarily due to a decrease in salaries and compensation associated with the decreased revenues experienced during fiscal 2000 that was partially offset by an increase in gross margin percentage from Information Technology. Cost of services as a percentage of revenues decreased to 73.5% for fiscal 2000 from 75.5% for fiscal 1999. This decline was primarily attributable to a continuing increase of the Company's revenues being derived from information technology and other professional services, which offer higher margins than other services.

     Selling, General and Administrative. Selling, general and administrative expenses increased 14.1%, or $6.8 million, for fiscal 2000 as compared to fiscal 1999. Selling, general and administrative expenses as a percentage of revenues increased to 18.5% for fiscal 2000 as compared to 15.3% for fiscal 1999. The increase in percentage was primarily attributable to increased expenditures required to upgrade and support back office administrative systems as well as expenditures attributable to acquisitions subsequent to December 31, 1999.

     Depreciation. Depreciation increased 33.7%, or $291,000, for fiscal 2000 as compared to fiscal 1999. This increase was primarily due to the depreciation of property and equipment associated with infrastructure improvements that occurred during the previous fiscal periods.

     Other (Expense) Income, Net. Other (expense) income consists principally of interest expense, net of interest income. For fiscal 2000, actual interest expense of $4.0 million was offset by $315,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net increased 302%, or $2.8 million for fiscal 2000 as compared to fiscal year 1999. This increase was primarily due to the increased borrowing requirements necessary to complete acquisitions subsequent to December 31, 1999, as well as to fund working capital requirements.

     Income Tax. Income tax expense decreased $13.2 million, for fiscal 2000 as compared to fiscal 1999. This decline was attributable to a net loss for fiscal year 2000 arising in taxes recoverable of $7.4 million at December 31, 2000.

     Goodwill Amortization. Goodwill amortization for fiscal 2000 and fiscal 1999 was net of income tax benefit of $1.1 million and $654,000, respectively. Goodwill amortization net of tax benefit increased 186.6% or $2.9 million for fiscal 2000 as compared to fiscal 1999. This increase was primarily due to a change in the amortization period of goodwill associated with acquisitions from 40 years to 20 years effective January 1, 2000. See footnote 1 to the financial statements.

     Restructuring and Non-Recurring Charges. In the third quarter of 2000, the Company recorded an impairment of goodwill in connection with a review of the carrying value of its goodwill, a restructuring charge associated with the consolidation of certain offices and certain non recurring items associated with the integration of employee benefit plans and vacation plans in the amounts of $35.3 million, $1.4 million and $2.1 million, respectively. Restructuring and non-recurring charges reduced income before the related tax benefits for fiscal 2000 by $38.8 million, and by $28.6 million after the related tax benefits.

     Year Ended October 31, 1999 Compared to Year Ended October 31, 1998

     Revenues. Revenues increased 55.6%, or $111.9 million, for fiscal 1999 as compared to fiscal 1998. Revenue growth was primarily attributable to acquisitions and internal growth. The Company completed 14 acquisitions in fiscal 1999, aggregating approximately $81.8 million in revenues for their respective latest twelve months prior to acquisition. Acquired companies contributed $61.5 million of revenues in fiscal 1999 as compared to $70.2 million in revenues for fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Year Ended October 31, 1999 Compared to Year Ended October 31, 1998 (Continued)

     Cost of Services. Cost of services increased 54.7%, or $83.7 million, for fiscal 1999 as compared to fiscal 1998. This increase was primarily due to increased salaries and compensation associated with the increased revenues experienced during fiscal 1999. Cost of services as a percentage of revenues decreased to 75.5% for fiscal 1999 from 76.0% for fiscal 1998. This decline was primarily attributable to a continuing increase of the Company's revenues being derived from information technology and other professional services, which offer higher margins than other services.

     Selling, General and Administrative. Selling, general and administrative expenses increased 57.9%, or $17.6 million, for fiscal 1999 as compared to fiscal 1998. This increase was primarily attributable to a 55.6% increase in revenues that required additional administrative, marketing and sales expenses in fiscal 1999 as compared to fiscal 1998. Selling, general and administrative expenses as a percentage of revenues increased to 15.3% for fiscal 1999 as compared to 15.1% for fiscal 1998. This increase in percentage was primarily attributable to increased expenditures required to upgrade and support back office administrative systems.

     Depreciation. Depreciation increased 103.5%, or $439,000, for fiscal 1999 as compared to fiscal 1998. This increase was primarily due to the depreciation of property and equipment associated with infrastructure improvements that occurred during the previous fiscal periods.

     Other (Expense) Income, Net. Other (expense) income consists principally of interest expense, net of interest income. For the fiscal year 1999, actual interest expense of $1.2 million was offset by $277,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net increased 183.3% or $775,000, for the fiscal year 1999 as compared to fiscal year 1998. This increase was primarily due to the increased borrowing requirements necessary to complete 14 acquisitions as well as to fund working capital requirements.

     Goodwill Amortization. Goodwill amortization for fiscal year 1999 and 1998 was net of income tax benefit of $654,000 and $192,000, respectively. Goodwill amortization net of tax benefit increased 25.3% or $309,000 for fiscal 1999 as compared to fiscal 1998. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisitions completed during fiscal 1999 and 1998.

     Income Tax. Income tax expense increased 52.3%, or $3.5 million, for fiscal 1999 as compared to fiscal 1998. This increase was primarily due to increased levels of income before taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Liquidity And Capital Resources


     Operating activities provided $26.7 million of cash for fiscal 2000 as compared to operating activities using $3.8 million and $2.2 million of cash during fiscal 1999 and 1998, respectively. The increase in cash provided by operating activities in fiscal 2000 was primarily attributable to increased levels of depreciation and amortization associated with the acquisitions subsequent to December 31, 1999, an increase in restructuring charges, accounts payable, accrued expenses, accrued payroll, withheld income taxes and income taxes payable and a decrease in accounts receivable which was partially offset by increases in income tax receivables, deferred tax assets and prepaid expenses.

     Investing activities used $27.4 million for fiscal 2000 as compared to using $58.0 million and $26.8 million in fiscal 1999 and 1998, respectively. The reduction in the use of cash for the fiscal year 2000 as compared to fiscal 1999 was primarily attributable to a reduction in acquisition payments and deferred consideration payments.

     Financing activities provided $43,000, $41.3 million and $50.3 million for fiscal years 2000, 1999 and 1998, respectively.

     The Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). The Revolving Credit Facility was amended on September 18, 2000. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate. Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants. The Revolving Credit Facility expires August 2002. The amount outstanding under the Revolving Credit Facility at December 31, 2000 was $47.3 million.

     The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any future acquisitions will be derived from the Revolving Credit Facility, funds generated through operations, or future financing transactions.

     The Company's business strategy is to achieve growth both internally through operations and externally through strategic acquisitions. The Company from time to time engages in discussions with potential acquisition candidates. As the size of the Company and its financial resources increase, however, acquisition opportunities requiring significant commitments of capital may arise. In order to pursue such opportunities, the Company may be required to incur debt or issue potentially dilutive securities in the future. No assurance can be given as to the Company's future acquisition and expansion opportunities or how such opportunities will be financed.

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

     The Company is involved in several litigation matters. See Note 17 to the Financial Statements. Should a significant number of such matters be resolved against the Company, the Company will need to devote capital it anticipates using for other purposes to such litigation matters, which could result in an increased need for capital.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Seasonal Variations

     The number of billing days in the quarter and the seasonality of its customers' businesses affect the Company's quarterly results. The Company usually experiences higher revenues in its first and second quarters due to increased economic activity and experiences lower revenues in the third and fourth quarters of the fiscal years.

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


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2000, the Company's investments consisted of cash and money market funds. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Company's financial statements, together with the report of the Company's independent auditors, begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the 2000 Proxy Statement beginning immediately following the caption "ELECTION OF DIRECTORS" to, but not including, the caption "EXECUTIVE COMPENSATION" and the additional information in the 2000 Proxy Statement beginning immediately following the caption "COMPLIANCE WITH
     SECTION 16(a) OF THE EXCHANGE ACT" to, but not including, the caption "BOARD MEETINGS AND COMMITTEES" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 2000 Proxy Statement beginning immediately following the caption "EXECUTIVE COMPENSATION" to, but not including, the caption "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS" and the additional information in the 2000 Proxy Statement beginning immediately following the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" to, but not including, the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 2000 Proxy Statement beginning immediately following the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" to, but not including, the caption "ELECTION OF DIRECTORS" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 2000 Proxy Statement beginning immediately following the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" to, but not including, the caption "APPROVAL OF THE RCM TECHNOLOGIES, INC. EMPLOYEE STOCK PURCHASE PLAN AND NON-QUALIFIED DEFERRED COMPENSATION PLAN" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and 2. Financial Statement Schedules -- See "Index to Financial Statements and Schedules" on F-1.

     (b) Reports on Form 8-K

         None.


     (c) Exhibits

     (3)(a) Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant's Form 10-K dated October 31, 1994.

     (3)(b) Bylaws, as amended; incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q dated
              January 31, 1996.

     (4)(a) Rights Agreement dated as of March 14, 1996, between RCM Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent; incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated March 21, 1996.

     (10)(a) Loan and Security Agreement dated August 19, 1998 between RCM Technologies, Inc. and all of its Subsidiaries and Mellon Bank, N.A. as Agent; incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q dated July 31, 1998.

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

     (10)(d) RCM Technologies, Inc. 1996 Executive Stock Option Plan dated August 15, 1996; incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K dated October 31, 1996 (the "1996 10-K").

   * (10)(e) Second Amended and Restated Termination Benefits Agreement dated March 18, 1997 between the Registrant and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 dated March 21, 1997 (Commission File No. 333-23753).

   * (10)(f)  Amended and Restated Employment Agreement dated November 30, 1996 between the Registrant, Intertec Design, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the 1996 10-K.

     (10)(g) Registration Rights Agreement dated March 11, 1996 by and between RCM Technologies, Inc. and the former shareholders of The Consortium; incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report on Form 8-K dated March 19, 1996.

     (10)(h) RCM Technologies, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 3, 2000, filed with the Commission on February 28, 2000.

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


                                 RCM Technologies, Inc.


     Date:  February 21, 2001     By:/s/ Leon Kopyt
                                  -------------------------------
                                  Leon Kopyt
                                  Chairman, President, Chief Executive Officer
                                  and Director


     Date:  February 21, 2001     By:/s/ Stanton Remer
                                  -----------------------------
                                  Stanton Remer
                                  Chief Financial Officer, Treasurer, Secretary
                                  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


     Date:  February 21, 2001    /s/ Leon Kopyt
                                 --------------------------------
                                 Leon Kopyt
                                 Chairman,  President, Chief Executive Officer
                                 (Principal Executive Officer)and Director


     Date:  February 21, 2001    /s/ Brian Delle Donne
                                 ---------------------------------------
                                 Brian Delle Donne
                                 Chief Operating Officer
                                 (Principal Operating Officer)
                                  and Director

     Date:  February 21, 2001    /s/ Stanton Remer
                                 -------------------------------
                                 Stanton Remer
                                 Chief Financial  Officer,  Treasurer,
                                 Secretary  (Principal  Financial and
                                 Accounting Officer) and Director

     Date:  February 21, 2001    /s/ Norman S. Berson
                                 ----------------------------
                                 Norman S. Berson
                                 Director

     Date:  February 21, 2001    /s/ Robert B. Kerr
                                 -------------------------------
                                 Robert B. Kerr
                                 Director

     Date:  February 21, 2001    /s/ Woodrow B. Moats, Jr.
                                 --------------------------
                                 Woodrow B. Moats, Jr.
                                 Director

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                         Page

     Consolidated Balance Sheets, December 31, 2000 and 1999                                             F-2

     Consolidated Statements of Operations,
      Year Ended December 31, 2000, Two Months Ended
      December 31, 1999 and Years Ended October 31, 1999 and 1998                                        F-4

     Consolidated Statements of Changes in Shareholders' Equity and
      Consolidated Statements of Comprehensive Income (loss),
      Year Ended  December 31, 2000,  Two Months Ended F-5 December 31, 1999 and
      Years Ended October 31, 1999 and 1998

     Consolidated Statements of Cash Flows,
      Year Ended December 31, 2000, Two Months Ended
      December 31, 1999 and Years Ended October 31, 1999 and 1998                                        F-6

     Notes to Consolidated Financial Statements                                                          F-8

     Independent Auditors' Report                                                                        F-23

     Schedules I and II                                                                                  F-24



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999



                                     ASSETS


                                                                                 2000                 1999
                                                                            ---------------      ---------------
Current assets
   Cash and cash equivalents                                                   $ 3,170,658          $ 4,025,808
   Accounts receivable, net of allowance for doubtful accounts of  $1,875,000 and $1,014,000 in 2000
      and 1999, respectively                                                    64,032,564           66,654,677
   Income tax refund receivable                                                  7,417,258
   Prepaid expenses and other current assets                                     3,161,235            3,257,207
   Deferred tax assets                                                           1,449,518
                                                                            ---------------      ---------------

      Total current assets                                                      79,231,233           73,937,692
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                         10,238,480            9,789,996
   Less: accumulated depreciation and amortization                               4,079,857            3,151,626
                                                                            ---------------      ---------------


                                                                                 6,158,623            6,638,370
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                        223,512              205,878
   Intangible assets, net of accumulated amortization
      of  $7,878,000 and $4,437,000 in 2000
      and 1999, respectively                                                    88,655,460          103,168,944
                                                                            ---------------      ---------------

                                                                                88,878,972          103,374,822
                                                                            ---------------      ---------------






      Total assets                                                            $174,268,828         $183,950,884
                                                                            ===============      ===============


                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2000 and 1999



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                2000                  1999
                                                                           ---------------       ---------------
Current liabilities
    Accounts payable and accrued expenses                                     $13,610,547           $ 4,853,763
    Accrued payroll                                                             7,691,258             5,640,054
    Payroll and withheld taxes                                                  1,311,828             1,269,265
    Income taxes payable                                                          108,996               791,173
                                                                           ---------------       ---------------

                                                                               22,722,629            12,554,255
                                                                           ---------------       ---------------



Long-term liabilities
    Note payable                                                               47,300,000            47,300,000
    Income taxes payable                                                        2,183,873
                                                                           ---------------       ---------------

                                                                               49,483,873            47,300,000
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 10,499,651 and
      10,496,225 shares issued and outstanding in
      2000 and 1999, respectively                                                 524,982               524,811
    Accumulated other comprehensive loss                                         (233,631)              (52,764)
    Additional paid-in capital                                                 93,516,080            93,473,301
    Retained earnings                                                           8,254,895            30,151,281
                                                                           ---------------       ---------------

                                                                              102,062,326           124,096,629
                                                                           ---------------       ---------------






      Total liabilities and shareholders' equity                             $174,268,828          $183,950,884
                                                                           ===============       ===============

                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Year Ended December 31, 2000, Two Months Ended December 31, 1999
                    and Years Ended October 31, 1999 and 1998


                                                                         Two Months
                                                   Year Ended               Ended              Year Ended             Year Ended
                                                  December 31,          December 31,          October 31,            October 31,
                                                      2000                  1999                  1999                   1998
                                                  --------------        --------------       ---------------        ---------------


Revenues                                           $296,001,276           $51,397,429          $313,385,772           $201,452,318

Cost of services                                    217,515,660            38,178,972           236,746,446            153,028,095
                                                  --------------        --------------       ---------------        ---------------


Gross profit                                         78,485,616            13,218,457            76,639,326             48,424,223
                                                  --------------        --------------       ---------------        ---------------


Operating costs and expenses
   Selling, general and administrative               54,845,757             8,703,066            48,088,801             30,460,647
   Depreciation                                       1,153,998               186,588               862,642                423,673
   Amortization                                       5,494,141               468,453             2,185,690              1,030,743
   Unusual items
      Impairment of goodwill                         35,334,972
      Restructuring charge                            1,371,740
      Non recurring                                   2,100,000
                                                  --------------        --------------       ---------------        ---------------
                                                    100,300,608             9,358,107            51,137,133             31,915,063
                                                  --------------        --------------       ---------------        ---------------


Operating income (loss)                             (21,814,992  )          3,860,350            25,502,193             16,509,160
                                                  --------------        --------------       ---------------        ---------------


Other income (expenses)
   Interest (expense), net of interest               (3,677,577  )           (550,734  )           (920,208  )             235,044
income
   Gain (loss) on foreign
      currency transactions                             (24,728  )              2,766
                                                  --------------        --------------       ---------------        ---------------

                                                     (3,702,305  )           (547,968  )           (920,208  )             235,044
                                                  --------------        --------------       ---------------        ---------------


Income (loss) before income taxes                   (25,517,297  )          3,312,382            24,581,985             16,744,204

Income taxes (credit)                                (3,620,911  )          1,261,389             9,633,737              6,947,499
                                                  --------------        --------------       ---------------        ---------------


Net income (loss)                                            ($  )         $2,050,993           $14,948,248            $ 9,796,705
                                                     21,896,386
                                                  ==============        ==============       ===============        ===============



Basic earnings (loss) per share                          ($2.09  )               $.20                 $1.43                  $1.11
Weighted average number of common
   shares outstanding                                10,499,305            10,496,225            10,484,764              8,787,334

Diluted earnings (loss) per share                        ($2.09  )               $.19                 $1.37                  $1.07
Weighted average number of common
   and common equivalent shares
   outstanding                                       10,499,305            10,951,447            10,942,146              9,151,903


                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        Year Ended December 31, 2000, Two Months Ended December 31, 1999
                    and Years Ended October 31, 1999 and 1998


                                                                        Accumulated
                                                                            Other           Additional
                                              Common Stock              Comprehensive         Paid-in          Retained
                                              ------------
                                             Shares        Amount            Loss             Capital          Earnings


Balance, October 31, 1997                 7,582,206        $379,110            $              $40,877,540    $3,355,335
Exercise of stock options                   202,130          10,107                               688,607
Exercise of warrants                        153,209           7,660                             2,265,618
Sale of common stock                      2,509,980         125,499                            49,165,946
Net income                                                                                                    9,796,705
                                      --------------    ---------------  --------------         -----------   -----------



Balance, October 31, 1998                10,447,525         522,376                            92,997,711    13,152,040


Exercise of stock options                    48,700           2,435                               475,590
Translation adjustment                                                         (96,230)
Net income                                                                                                   14,948,248
                                      ---------------   -------------   ---------------    --------------    ----------



Balance, October 31, 1999                10,496,225         524,811            (96,230)        93,473,301    28,100,288


Net income
Translation adjustment                                                           43,466                       2,050,993
                                      --------------   -------------  ------------------  ----------------   --------------


Balance, December 31, 1999               10,496,225         524,811            (52,764)        93,473,301    30,151,281

Exercise of stock options                     3,426             171                                42,779
Translation adjustment                                                        (180,867)
Net loss                                                                                                    (21,896,386)

                                      --------------   -------------  ------------------  ----------------   --------------



Balance, December 31, 2000               10,499,651        $524,982          ($233,631)       $93,516,080    $8,254,895

                                      ==============   =============  ==================  ================   ==============


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
        Year Ended December 31, 2000, Two Months Ended December 31, 1999
                    and Years Ended October 31, 1999 and 1998

                                                                        Two Months
                                                   Year Ended              Ended              Year Ended           Year Ended
                                                  December 31,         December 31,          October 31,           October 31,
                                                      2000                 1999                  1999                 1998
                                                  -------------        --------------       ---------------       --------------


Net income (loss)                                 ($21,896,386  )         $2,050,993           $14,948,248           $9,796,705
Foreign currency translation adjustment               (180,867  )             43,466               (96,230  )
                                                  -------------        --------------       ---------------       --------------

Comprehensive income (loss)                       ($22,077,253  )         $2,094,459           $14,852,018           $9,796,705
                                                  =============        ==============       ===============       ==============

                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Year Ended December 31, 2000, Two Months Ended December 31, 1999
                    and Years Ended October 31, 1999 and 1998



                                                                           Two Months
                                                      Year Ended              Ended             Year Ended           Year Ended
                                                     December 31,         December 31,          October 31,          October 31,
                                                         2000                 1999                 1999                 1998
                                                     --------------       --------------       --------------       --------------

Cash flows from operating activities:

  Net income (loss)                                   ($21,896,386  )        $2,050,993          $14,948,248           $9,796,705
                                                     --------------       --------------       --------------       --------------

  Adjustments  to reconcile  net Income (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                       6,648,139              655,041            3,048,332            1,454,416
     Provision for allowances on accounts
      Receivable                                           861,000               12,000              516,000              170,000
     Restructuring and unusual charge                   38,806,712
     Changes in assets and liabilities:
       Accounts receivable                               1,761,114            4,724,919          (31,227,328  )       (15,999,964  )
       Income tax refund receivable                     (7,417,258  )
       Deferred tax asset                               (1,449,518  )
       Prepaid expenses and other
        current assets                                  (1,148,515  )           (77,902  )        (1,979,496  )          (526,544  )
       Accounts payable and accrued expenses             8,052,333           (3,551,439  )         5,180,268            1,886,688
       Accrued payroll                                     952,494           (3,903,028  )         4,037,617            1,003,963
       Payroll and withheld taxes                           42,563              265,715             (626,395  )           964,839
       Income taxes payable                              1,501,695           (1,524,677  )         2,258,862             (931,077  )
                                                     --------------       --------------       --------------       --------------


  Total adjustments                                     48,610,759           (3,399,371  )       (18,792,140  )       (11,977,679  )
                                                     --------------       --------------       --------------       --------------




Net cash provided by (used in) operating
activities                                             $26,714,373          ($1,348,378  )     ($  3,843,892  )       ($2,180,974  )
                                                     --------------       --------------       --------------       --------------



                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
        Year Ended December 31, 2000, Two Months Ended December 31, 1999
                    and Years Ended October 31, 1999 and 1998


                                                                             Two Months
                                                        Year Ended              Ended             Year Ended           Year Ended
                                                       December 31,         December 31,          October 31,          October 31,
                                                           2000                 1999                 1999                 1998
                                                       --------------       --------------       --------------       --------------

Cash flows from investing activities:
  Property and equipment acquired                        ($1,721,434  )      ($   333,902  )       ($3,829,995  )     ($           )
                                                                                                                          796,905
  Increase in deposits                                       (17,634  )            (4,393  )           (55,609  )         (51,727  )
  Cash paid for acquisitions,
   net of cash acquired                                  (25,692,538  )        (2,371,937  )       (54,098,883  )     (25,964,323  )
                                                       --------------       --------------       --------------     --------------


Net cash used in investing activities                    (27,431,606  )        (2,710,232  )       (57,984,487  )     (26,812,955  )
                                                       --------------       --------------       --------------     --------------



Cash flows from financing activities:
  Net repayments under
   short term debt arrangements                                                                                        (2,000,000  )
  Borrowings long-term debt                                                     6,500,000           40,800,000
  Exercise of warrants
                                                                                                                        2,273,278
  Sale of common stock                                                                                                 49,291,445
  Exercise of stock options                                   42,950                                   478,025            698,714
                                                       --------------       --------------       --------------     --------------


  Net cash provided by financing activities                   42,950            6,500,000           41,278,025         50,263,437
                                                       --------------       --------------       --------------     --------------


Effect of exchange rate changes on cash
 and cash equivalents                                       (180,867  )            43,466              (96,230  )
                                                       --------------       --------------       --------------     --------------


Net increase (decrease) in cash
 and cash equivalents                                       (855,150  )         2,484,856          (20,646,584  )      21,269,508

Cash and cash equivalents at beginning of year             4,025,808            1,540,952           22,187,536            918,028
                                                       --------------       --------------       --------------     --------------


Cash and cash equivalents at end of year                  $3,170,658           $4,025,808           $1,540,952        $22,187,536
                                                       ==============       ==============       ==============     ==============



Supplemental cash flow information:
  Cash paid for:
    Interest expense                                      $4,215,266            $ 613,492            $ 786,064          $ 422,579
    Income taxes                                           4,831,496            3,005,006            7,374,875          7,878,576


Acquisitions:
  Fair value of assets acquired                           40,506,867            2,371,937           64,365,991         28,794,018

  Liabilities assumed                                     14,814,329                                10,267,108          2,829,695

                                                       --------------       --------------       --------------     --------------


Cash paid, net of cash acquired                          $25,692,538           $2,371,937          $54,098,883        $25,964,323
                                                       ==============       ==============       ==============     ==============


                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business and Basis of Presentation

     RCM Technologies, Inc. (the "Company"), through its wholly owned subsidiaries, is a premier national provider of end to end technology solutions designed to enhance and maximize the business performance of its customers through the adaptation and deployment of advanced information and engineering technologies to corporate and government sectors. RCM's offices are located in major geographic regions throughout North America.

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

     Change in Reporting Year

     In January 2000, the Company changed its fiscal year end from October 31 to December 31. As a result of this change, the two months ended December 31, 1999 are presented as a transitional period.

     Change in Accounting Estimate

     Effective January 1, 2000, the Company has changed the amortization period of goodwill associated with acquisitions from 40 years to 20 years. This change had the effect of increasing goodwill amortization and reducing net income by approximately $2,747,000, or $.26 on a diluted earnings per share basis, for the year ended December 31, 2000.

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

     Software

     In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2000 and October 31, 1999, the Company capitalized approximately $506,000 and $2,045,000, respectively, of software costs in conformity with SOP 98-1.

     Income Taxes

     The Company and its wholly owned subsidiaries file a consolidated federal income tax return. The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 2000 and 1999, October 31, 1999 and
                                October 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     Revenue  is  recognized  concurrently  with the  performance  of  services.
     Unbilled   receivables   represent   employee  hours  worked  according  to
     contractual billing rates.

     Cash Equivalents

     For purposes of presenting the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

     Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets (goodwill) is reflected in the consolidated balance sheets as Intangible Assets. Goodwill, net of amortization, at December 31, 2000 and 1999 was $88,655,000 and $103,169,000, respectively, and is being amortized on a straight-line method over twenty years effective January 1, 2000. The amortization period prior to January 1, 2000 was 40 years. Amortization expense for the years ended December 31, 2000, October 31, 1999 and 1998 was $5,494,000, $2,156,000 and $1,018,000, respectively. Amortization expense for the two months ended December 31, 1999 was $468,000.

     It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. Each business unit to which these intangible assets relate is reviewed to determine whether future cash flows over the remaining estimated useful lives of the assets provide for recovery of the assets. In the event that assets are found to be carried at amounts that are in excess of estimated undiscounted future cash flows, then the intangible assets are adjusted for impairment to a level commensurate with an undiscounted cash flow analysis of the underlying assets. During the third quarter of calendar 2000, the Company performed an impairment review of goodwill in accordance with the requirements of SFAS No. 121. This review indicated that there was an impairment of value, which resulted in a $35.3 million charge to expense in order to properly reflect the appropriate carrying value of goodwill. There were no impairment write-downs during the years ended October 31, 1999 and 1998 or during the two months ended December 31, 1999.

     Fair Value of Financial Instruments

     The carrying value of financial instruments approximates fair value. The Company's financial instruments are accounts receivable, accounts payable and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

     Foreign Currency

     For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchanges rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in income.
                                      F-9

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Per Share Data

     Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options that are computed using the treasury stock method. Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary.


     The number of common shares used to calculate basic and diluted earnings per share was determined as follows:

                                                                    Two Months
                                                Year Ended            Ended           Year Ended      Year Ended
                                               December 31,        December 31,         October       October
                                                   2000                1999            31, 1999        31, 1998
                                              ---------------    -----------------    ------------    -----------


      Basic average shares outstanding            10,499,305           10,496,225      10,484,764      8,787,334

      Dilutive effect of stock options                                    455,222         457,382        364,569
                                              ---------------    -----------------    ------------    -----------

      Dilutive shares                             10,499,305           10,951,447      10,942,146      9,151,903
                                              ===============    =================    ============    ===========

     Options to purchase 691,974 shares of common stock at prices ranging from $10.63 to $20.13 per share were outstanding during the year ended December 31, 2000, but were not included in the computation of diluted EPS because of net loss incurred in 2000.

     Options to purchase 271,650 shares of common stock at prices ranging from $14.13 to $20.13 per share were outstanding during the two months ended December 31, 1999, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares.

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

     Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by the standard, the Company has elected not to adopt the fair value based method of accounting for stock-based employee compensation and will continue to account for such arrangements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and apply SFAS 123 on a disclosure basis only. Accordingly, adoption of the standard has not affected the Company's results of operations or financial position (see
     Note 8).

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


2.   UNUSUAL ITEMS

     In the third quarter of 2000, the Company recorded the following unusual items:

       In Millions
         Impairment of goodwill                 $35.3
         Restructuring charge                     1.4
         Other nonrecurring charges               2.1
                                              -------
                                                $38.8
                                              =======
     The income before income taxes, net income and earnings per share on a diluted basis, for the year ended December 31, 2000 without the unusual items and its related tax effect would have been $13.3 million, $6.7 million and $.63 per share, respectively.

        Impairment of Goodwill

        During the third quarter of 2000, the Company performed an impairment review of goodwill in accordance with the requirements of SFAS No. 121. This review indicated that there was an impairment of value, which resulted in $35.3 million charge to expense in order to properly reflect the appropriate carrying value of goodwill.

        Restructuring Charge

        The restructuring charge of $1.4 million consists of expenses associated with the consolidation of certain offices principally lease obligations for vacated offices as well as a write down of leasehold improvements and office equipment for closed offices to its net realizable values.

        Other Non-Recurring Charges

       The non-recurring charge of $2.1 million consists of expenses associated with integration of employee benefit plans and vacation plans, which were assumed in connection with the Company's previously, completed acquisitions.

3.   SALE OF COMMON STOCK

     On June 3, 1998, the Company completed a public offering of 2,700,000 shares of Common Stock, of which the Company sold 2,509,980 shares and certain selling stockholders offered 190,020 shares. The public offering was undertaken pursuant to the terms of a Registration Statement on Form S-3 originally filed with the Securities and Exchange Commission on April 29, 1998 and a final Prospectus dated May 29, 1998. The net proceeds to the Company after offering costs were approximately $49.3 million.

4.   ACQUISITIONS

     During the three year and 2 month period ended December 31, 2000, the Company acquired 24 businesses in the staffing and consulting services industry. These acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the respective acquisition dates.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


4.   ACQUISITIONS (CONTINUED)

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the selling shareholders upon the acquired businesses achieving certain earnings targets over periods ranging from 2-3 years. In general, the contingent consideration amounts fall into two tiers: (a) tier 1 ("Deferred Consideration") - amounts are due, provided that these acquisitions achieve a base level of earnings which has been determined at the time of acquisition, and (b) tier 2 ("Earnouts") - amounts are not fixed and are based on the growth in excess of the base level earnings. The Deferred Consideration payments are anticipated to be as follows:

                             Year Ending                   Amount
                           ----------------           ---------------

                                2001                      $7,283,000
                                2002                       9,149,000
                                2003                       4,000,000
                                                      ---------------

                                                         $20,432,000
                                                      ===============

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and will be amortized over the remaining life of the asset. Earnouts cannot be estimated with any certainty.

     The Company's acquisition activities are as follows:

                                                                    Two Months
                                                  Year Ended           Ended          Year Ended      Year Ended
                                                 December 31,      December 31,      October 31,     October 31,
                                                     2000              1999              1999            1998
                                               ----------------- ------------------ --------------- ---------------


      Number of acquisitions                           3                                   14              7

      Consideration paid:
         Cash at closing                            $10,375,000                        $46,028,000     $22,625,000
         Deferred consideration payments            $13,800,000                        $34,095,000     $15,100,000

     The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.



                                                       Year Ended Year Ended
                                                  December 31,       October 31,
                                                      2000              1999
                                                 ----------------  ----------------


      Revenues                                      $300,501,000      $362,777,000
      Operating income before unusual items          $18,554,000       $32,893,000
      Unusual items                                ($ 38,807,000)
      Net income (loss)                            ($ 21,101,000)      $17,456,000
      Earnings (loss) per share                           ($2.01)            $1.60


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


5.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                                             December 31,
                                                                    --------------------------------
                                                                        2000               1999
                                                                    -------------       ------------

      Equipment and furniture                                         $3,525,992         $4,026,101
      Computer equipment and software                                  6,626,559          5,622,304
      Leasehold improvements                                              85,929            141,591
                                                                    -------------       ------------
                                                                      10,238,480          9,789,996
      Less: accumulated depreciation and amortization                  4,079,857          3,151,626
                                                                    -------------       ------------
                                                                      $6,158,623         $6,638,370
                                                                    =============       ============


6.   GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consist of the following:

                                                                                December 31,
                                                                    ---------------------------------
                                                                        2000                 1999
                                                                    -------------      --------------

      Goodwill                                                      $96,070,746        $107,143,044
      Other intangibles                                                 462,900             462,900
                                                                    -------------      --------------
                                                                     96,533,646         107,605,944
      Less: accumulated amortization                                  7,878,186           4,437,000
                                                                    -------------      --------------


                                                                    $88,655,460        $103,168,944
                                                                    =============      ==============

7.   LONG TERM DEBT

     The Company and its subsidiaries entered into an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). The Revolving Credit Facility was amended on September 18, 2000. Borrowings under the Revolving Credit Facility bear interest one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate.

     Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires August 2002. The weighted average interest rate at December 31, 2000 was 8.33%. The amounts outstanding under the Revolving Credit Facility at
     December 31, 2000 and 1999 were $47.3 million and $47.3 million, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


8.   SHAREHOLDERS' EQUITY

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                                           December 31,
                                                                  -------------------------------
                                                                      2000              1999
                                                                  -------------     -------------

     Exercise of options outstanding                                 2,039,539         1,359,170
     Future grants of options                                        1,175,906           358,300
                                                                  -------------     -------------

     Total                                                           3,215,445         1,717,470
                                                                  =============     =============

     Incentive Stock Option Plans

     On April 27, 2000, the shareholders approved the adoption of the RCM Technologies, Inc. 2000 Employee Stock Incentive Plan. At December 31, 2000, there were 1,500,000 shares of Common Stock reserved under the plan for issuance not later than January 6, 2010 to officers and key employees of the Company and its subsidiaries.

     On April 21, 1999, the shareholders approved the adoption of the Amended and Restated RCM Technologies, Inc. 1996 Executive Stock Plan (the "Restated Plan"). At December 31, 2000, there were 1,194,825 shares of Common Stock reserved under the plan for issuance not later than January 1, 2006 to officers and key employees of the Company and its subsidiaries.

     On April 23, 1998, the shareholders approved amendments to the RCM Technologies, Inc. 1992 Incentive Stock Option Plan ("1992 Plan") and the 1994 Non-Employee Director Stock Option Plan (the "Director Option Plan"). At December 31, 2000, there were 410,620 shares of Common Stock reserved under the 1992 Plan for issuance not later than February 13, 2002 to officers, directors and key employees of the Company and its subsidiaries. Options under the 1992 Plan are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant.

     On May 19, 1994, the shareholders approved the Nonemployee Director Option Plan as a means of recruiting and retaining nonemployee directors of the Company. At December 31, 2000, there were 110,000 shares of Common Stock reserved under the plan for issuance not later than July 19, 2004. All director stock options are granted at fair market value at the date of grant. The exercise of options granted is contingent upon service as a director for a period of one year. If the optionee ceases to be a director of the Company, any option granted shall terminate.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


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

                                         Year Ended       Two Months       Year Ended       Year Ended
                                        December 31,         Ended         October 31,     October 31,
                                            2000         December 31,         1999             1998
                                                             1999
                                       ---------------- --------------------------------  ---------------


     Net (loss) earnings:
        As reported                       ($21,896,386)      $2,050,993     $14,948,248       $9,796,705
        Pro forma                         ($22,600,103)      $2,050,993     $11,869,395       $8,096,746

     Diluted (loss) earnings per share:
        As reported                             ($2.09)            $.19           $1.37            $1.07
        Pro forma                               ($2.15)            $.19           $1.08             $.92

     These proforma amounts may not be representative of future disclosures because they do not take into effect proforma compensation expense related to grants before November 1, 1995. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal years 2000, 1999 and 1998, respectively: expected volatility of 70%, 70% and 30%; respectively risk-free interest rates of 5.91%, 5.10% and 5.14%; and expected lives of 5 years. The weighted-average fair value of options granted during fiscal years 2000, 1999 and 1998 was $4.22, $8.51 and $4.38, respectively.

     Transactions related to all stock options are as follows:

                                  Year           Weighted-          Year         Weighted-        Year         Weighted-
                                  Ended           Average          Ended          Average         Ended         Average
                              December 31,        Exercise      October 31,      Exercise      October 31,      Exercise
                                  2000             Price            1999           Price          1998           Price
                              --------------     -----------    -------------    ----------    ------------    -----------

Outstanding options
  at beginning of year            1,359,170          $10.23        1,021,420         $8.86       1,087,400          $7.46
Granted                             791,974            7.03          437,500         13.90         239,500          11.23
Forfeited                          (108,179  )        12.54          (51,050  )      11.41        (103,350  )       10.13
Exercised                            (3,426  )        12.54          (48,700  )       9.82        (202,130  )        3.46
                              --------------                    -------------                  ------------

Outstanding options
  at end of year                  2,039,539           $8.85        1,359,170        $10.23       1,021,420          $8.86
                              ==============                    =============                  ============

Exercisable options
  at end of year                  1,367,795                        1,159,170                     1,012,420
                              ==============                    =============                  ============

Option grant price
  per share                           $3.00                            $5.16                         $3.44
                                  to $20.13                        to $20.13                    to  $14.50



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


8.   SHAREHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans (Continued)

     The following table summarizes information about stock options outstanding at December 31, 2000:


                                                         Weighted-Average
        Range of                    Number of            Remaining                    Weighted-Average
        Exercise                    Outstanding          Contractual Life             Exercise Price
         Prices                     Options
     --------------- --------------------------------------------------------- -------------------------

       $ 3.00 - $ 4.50               229,000                 9.9 years                   $ 3.13
       $ 4.75 - $ 7.13               756,475                 7.2 years                   $ 6.32
       $ 7.31 - $10.97               346,340                 6.7 years                   $10.00
       $11.25 - $16.88               704,724                 8.4 years                   $12.81
            $20.13                      3,000                7.9 years                   $20.13


     Employee Stock Purchase Plan

     On December 4, 2000 the Board of Directors of the Company approved, subject to further stockholder approval, an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of December 31, 2000, 500,000 shares were available for issuance under the purchase plan.

9.   RETIREMENT PLANS

     Profit Sharing Plan

     The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees. The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company may, at the discretion of the Board of Directors, make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for years ended December 31, 2000 and October 31, 1999 and 1998 were $694,000, $329,000 and $89,000, respectively. Contributions charged to operations for the two months ended December 31, 1999 were $72,000.

     Nonqualified Defined Compensation Plan

     On December 4, 2000 the Board of Directors of the Company approved a nonqualified deferred compensation plan for officers and certain other management employees. The plan allows for compensation deferrals for its participants and a discretionary company contribution, subject to approval of the Board of Directors.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


10.  COMMITMENTS

     Termination Benefits Agreement

     The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein) the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; the exercise price of the options to purchase 500,000 shares granted to Mr. Kopyt under the 1996 Executive Stock Plan will be reduced to 50% of the average market price of the Common Stock for the 60 days prior to the date of termination if the resulting exercise price is less than the original exercise price of $7.125 per share; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 31, 2000, Mr. Kopyt would have been entitled to cash payments of approximately $4.8 million (representing salary and excise tax payments).


     Operating Leases

     The Company leases office facilities and various equipment under noncancellable leases expiring at various dates through February 2007. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with noncancellable terms in excess of one year, exclusive of escalation, are as follows:

                             Year ending December 31,                              Amount
                             ------------------------                          -------------

                                    2001                                          $2,532,000
                                    2002                                           1,769,000
                                    2003                                           1,110,000
                                    2004                                             863,000
                                    2005                                             414,000
                                    Thereafter                                       512,000
                                                                                -------------

                                    Total                                         $7,200,000
                                                                                =============

     Rent expense for the years ended December 31, 2000, October 31, 1999 and October 31, 1998 was $3,175,000, $2,440,000 and $1,456,000, respectively.
     Rent expense for the two months ended December 31, 1999 was $488,000.

11.  RELATED PARTY TRANSACTIONS

     A director of the Company is a shareholder in a law firm that rendered various legal services to the Company. Fees paid to the law firm have not been significant.
                                      F-17

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998

12.  INCOME TAXES

     The components of income tax expense (credit) are as follows:

                                                                  Two Months
                                                Year Ended          Ended           Year Ended      Year Ended
                                               December 31,      December 31,      October 31,      October 31,
                                                   2000              1999              1999            1998
                                             ----------------- -----------------  --------------- ----------------

     Current
       Federal                                    ($1,846,000)         $920,089       $7,098,737       $5,204,332
       State and local                               (325,393)          341,300        2,535,000        1,743,167
                                             ----------------- -----------------  --------------- ----------------

                                                   (2,171,393)        1,261,389        9,633,737        6,947,499
                                             ----------------- -----------------  --------------- ----------------
     Deferred
        Federal                                    (1,297,000)
        State and local                              (152,518)
                                             ----------------- -----------------  --------------- ----------------

                                                   (1,449,518)
                                             ----------------- -----------------  --------------- ----------------


     Total                                        ($3,620,911)       $1,261,389       $9,633,737       $6,947,499
                                             ================= =================  =============== ================

     The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

                                                          2000             1999            1998
                                                       ------------     ------------    ------------

     Tax at statutory rate (credit)                        (34.0)%           34.0%           34.0%
     State income taxes, net of Federal
       income tax benefit                                                     6.7             6.8
     Foreign income tax effect                               1.9              3.4
     Non-deductible unusual charges                         20.3
     Other, net                                             (2.4)            (4.9)             .7
                                                       ------------     ------------    ------------

     Total income tax expense                              (14.2)%           39.2%           41.5%
                                                       ============     ============    ============

     At December 31, 2000 and 1999, deferred tax assets consist of the following:

                                                                2000             1999
                                                            --------------    ------------

     Unusual charges                                           $2,199,884
     Allowance for doubtful accounts                              712,500        $375,180
                                                            --------------    ------------

                                                                2,192,384         375,180
     Less:  valuation allowance                                (1,462,686  )     (375,180  )

                                                            --------------    ------------
                                                               $1,449,518          $

                                                            ==============    ============

13.  INTEREST EXPENSE, NET OF INTEREST INCOME

     Interest expense, net of interest income consisted of the following:

                                                         Two Months
                                     Year Ended            Ended           Year Ended        Year Ended
                                    December 31,        December 31,       October 31,       October 31,
                                        2000                1999              1999              1998
                                   ----------------   -----------------   --------------    --------------

      Interest expense                 ($3,992,911 )         ($574,320  )   ($1,197,236 )       ($422,579 )
      Interest income                      315,334              23,586          277,028           657,623

                                   ----------------   -----------------   --------------    --------------
                                       ($3,677,577 )         ($550,734 )   ($   920,208 )        $235,044
                                   ================   =================   ==============    ==============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998

14.  SEGMENT INFORMATION

     The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"), which establishes standards for companies to report information about operating segments, geographic areas and major customers. The adoption of SFAS 131 has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

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

                               Information       Professional      Commercial
   Fiscal 2000                 Technology        Engineering        Services         Corporate           Total
                             ----------------   ---------------  ----------------  ---------------  ----------------

   Revenue                          $228,025           $40,993           $26,983                           $296,001

   Operating expenses                207,894            38,559            25,908                            272,361
                             ----------------   ---------------  ----------------  ---------------  ----------------

   EBITDA (a)                         20,131             2,434             1,075                             23,640

   Unusual charges                    36,913             1,894                                               38,807

   Depreciation                          848               277                29                              1,154

   Amortization                        4,821               630                43                              5,494
                             ----------------   ---------------  ----------------  ---------------  ----------------

   Operating income (loss)        ($  22,451)        ($    367)           $1,003                         ($  21,815)
                             ================   ===============  ================  ===============  ================

   Total assets                     $131,414           $17,591            $6,433          $18,831          $174,269

   Capital expenditures                 $827              $205               $56             $633            $1,721

   Two Months Ended            Information       Professional      Commercial
   December 1999               Technology        Engineering        Services         Corporate           Total
                             ----------------   ---------------  ----------------  ---------------  ----------------

   Revenue                           $39,231            $8,286            $3,880                            $51,397

   Operating expenses                 35,301             7,843             3,738                             46,882
                             ----------------   ---------------  ----------------  ---------------  ----------------

   EBITDA (a)                          3,930               443               142                              4,515

   Depreciation                          137                48                 2                                187

   Amortization                          388                77                 3                                468
                             ----------------   ---------------  ----------------  ---------------  ----------------

   Operating income                   $3,405             $ 318             $ 137                             $3,860
                             ================   ===============  ================  ===============  ================

   Total assets                     $148,811           $17,349            $6,338          $11,453          $183,951

   Capital expenditures                                                                      $334              $334

                   RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


14.  SEGMENT INFORMATION (CONTINUED)

                               Information      Professional       Commercial
  Fiscal 1999                  Technology        Engineering        Services          Corporate           Total
                              --------------    --------------    --------------    --------------    --------------

  Revenue                          $223,654           $62,887           $26,845                            $313,386

  Operating expenses                199,664            59,190            25,982                             284,836
                              --------------    --------------    --------------    --------------    --------------

  EBITDA (a)                         23,990             3,697               863                              28,550

  Depreciation                          576               269                18                                 863

  Amortization                        1,873               295                17                               2,185
                              --------------    --------------    --------------    --------------    --------------

  Operating income                  $21,541            $3,133             $ 828                             $25,502
                              ==============    ==============    ==============    ==============    ==============


  Total assets                     $156,468           $17,893            $4,767            $4,920          $184,048

  Capital expenditures                 $978               $77                $1            $2,774            $3,830

                               Information      Professional       Commercial
  Fiscal 1998                  Technology        Engineering        Services          Corporate           Total
                              --------------    --------------    --------------    --------------    --------------

  Revenue                          $125,683           $46,466           $29,303                            $201,452

  Operating expenses                111,905            43,695            27,888                             183,488
                              --------------    --------------    --------------    --------------    --------------

  EBITDA (a)                         13,778             2,771             1,415                              17,964

  Depreciation                          355                65                 4                                 424

  Amortization                          938                90                 3                               1,031
                              --------------    --------------    --------------    --------------    --------------

  Operating income                  $12,485            $2,616            $1,408                             $16,509
                              ==============    ==============    ==============    ==============    ==============

  Total assets                       75,071            12,506             6,302            23,188           117,067

  Capital expenditures                 $753               $32               $12                                $797

     (a) EBITDA consists of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization and unusual charges. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company's performance or to cash flows from operating activities as a measure of liquidity.

                                      F-20

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


14.  SEGMENT INFORMATION (CONTINUED)

     The following reconciles consolidated operating income to the Company's pretax profit (in thousands):

                                                                      Two Months
                                                    Year Ended      Ended December     Year Ended      Year Ended
                                                   December 31,        31, 1999        October 31,    October 31,
                                                       2000                               1999            1998
                                                  ----------------  ----------------  -------------- ---------------


     Consolidated operating income (loss)                ($21,815)           $3,860         $25,502         $16,509

     Interest (expense), net of interest income            (3,702)             (548)           (920)            235
                                                  ----------------  -------------------------------- ---------------
     Consolidated pretax profit (loss)                   ($25,517)           $3,312         $24,582         $16,744
                                                  ================  ================  ============== ===============

     The Company derives a substantial majority of its revenue from companies headquartered in the United States. In fiscal 1998, 1999 and 2000, no single customer exceeded 10% of the Company's revenue. Revenues from Canadian operations for the year ended December 31, 2000 and October 31, 1999 were $16.4 million and $14.8 million, respectively. Revenues from Canadian operations for the two months ended December 31, 1999 were $3.4 million. There were no Canadian revenues in 1998.

15.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year Ended December 31, 2000

                                                                                                      Diluted
                                                             Gross                 Net              Net Income
                                       Sales                 Profit           Income (Loss)        Per Share (a)
                                 -------------------    -----------------   -------------------   ----------------

      1st Quarter                       $74,945,490          $19,039,291            $1,057,890      $     .10
      2nd Quarter                        75,989,896           19,603,598             1,340,515            .13
      3rd Quarter                        73,656,343           20,223,806           (26,417,054 )        (2.52)
      4th Quarter                        71,409,547           19,618,921             2,122,263            .20
                                 -------------------    -----------------   -------------------   ----------------

      Total                            $296,001,276          $78,485,616          ($21,896,386 )       ($2.09)
                                 ===================    =================   ===================   ================

     Year Ended October 31, 1999

                                                                                                      Diluted
                                                              Gross                                 Net Income
                                        Sales                Profit             Net Income         Per Share (a)
                                 --------------------   ------------------   ------------------   ----------------

      1st Quarter                        $67,391,593          $16,187,947           $3,279,725      $     .30
      2nd Quarter                         80,539,313           19,048,183            3,773,290            .35
      3rd Quarter                         81,837,199           19,665,511            3,884,741            .36
      4th Quarter                         83,617,666           21,737,685            4,010,492            .37
                                 --------------------   ------------------   ------------------   ----------------

      Total                             $313,385,772          $76,639,326          $14,948,248          $1.37
                                 ====================   ==================   ==================   ================

      (a) Total of quarterly amounts does not agree to the annual amount due to separate quarterly calculations of weighted average shares outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2000 and 1999, October 31, 1999 and October 31, 1998


16.  NEW ACCOUNTING STANDARDS

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

17.  CONTINGENCIES

     The Company has received claims and notices of possible claims from various persons from whom the Company acquired stock or assets in four separate acquisitions that occurred during 1998. Such claims and possible claims are not related. These claims and possible claims relate to allegations of wrongful termination and failure of the Company to pay deferred consideration under the relevant acquisition agreements. In the opinion of management, the Company has meritorious defenses to such claims and does not believe that the resolution of such claims should have a material adverse effect on the Company, its financial position, its results of operations or its cash flows.

     In addition, on November 6, 1998, two former officers filed suit against the Company alleging wrongful termination of their employment, failure to make severance payments and wrongful conduct by the Company in connection with the grant and ultimate divestiture of Stock Options to the plaintiffs. The complaint also alleges the Company wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs and makes various other claims including a claim for punitive damages. In the suit, the plaintiffs seek damages of approximately $480,000 plus other unspecified amounts. The claims relating to wrongful termination of employment and wrongful conduct by the Company in connection with the grant of Stock Options to the plaintiffs have been submitted to binding arbitration; closing arguments in that proceeding are scheduled for March 30, 2001. In addition, the Company is currently awaiting the court's decision on the Company's summary judgment motion addressing the plaintiffs claims with respect to its allegedly wrongful limiting the number of shares the plaintiffs could sell. The Company will shortly be seeking a summary judgment from the court with respect to the plaintiffs claims concerning allegedly wrongful conduct by the Company in connection with the divestiture of the plaintiffs' stock options. Management believes the suit is without merit and has defended the claims vigorously.

                          Independent Auditors' Report


Board of Directors
RCM Technologies, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income (loss) and cash flows for year ended December 31, 2000, the two months ended December 31, 1999, and for the years ended October 31, 1999 and October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for year ended December 31, 2000, for the two months ended December 31, 1999, and the years ended October 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

     We have also audited Schedules I and II of RCM Technologies, Inc. and Subsidiaries as of year ended December 31, 2000, as of and for the two months ended December 31, 1999, and the years ended October 31, 1999 and 1998. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
February 2, 2001

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                           December 31, 2000 and 1999

                                     ASSETS

                                                                           2000                1999
                                                                      ---------------     ----------------

Current assets
    Cash                                                              $                         $   8,850
    Prepaid expenses and other assets                                         62,440                5,469
                                                                      ---------------     ----------------

        Total current assets                                                  62,440               14,319
                                                                      ---------------     ----------------


Other assets
    Deposits                                                                   5,695                5,695
    Long-term receivables from affiliates                                102,046,691          124,190,682
                                                                      ---------------     ----------------

                                                                         102,052,386          124,196,377
                                                                      ---------------     ----------------

        Total assets                                                    $102,114,826         $124,210,696
                                                                      ===============     ================


                                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           2000                1999
                                                                      ---------------     ----------------

Current liabilities
    Accounts payable and accrued expenses                                 $   52,500           $  114,068
                                                                      ---------------     ----------------


Shareholders' equity
    Common stock                                                             524,982              524,811
    Foreign currency translation adjustment                                 (233,631)             (52,764)
    Additional paid in capital                                            93,516,080           93,473,300
    Retained earnings                                                      8,254,895           30,151,281
                                                                      ---------------     ----------------

    Total shareholders' equity                                           102,062,326          124,096,628
                                                                      ---------------     ----------------

    Total liabilities and shareholders' equity                          $102,114,826         $124,210,696
                                                                      ===============     ================










 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
        Year Ended December 31, 2000, Two Months Ended December 31, 1999
                    and Years Ended October 31, 1999 and 1998


                                                                      Two Months
                                                    Year Ended           Ended         Year Ended      Year Ended
                                                   December 31,      December 31,      October 31,     October 31,
                                                       2000              1999             1999            1998
                                                  ----------------  ----------------  --------------  --------------

 Operating expenses
    Administrative                                     $  534,662          $  9,044       $ 244,660       $ 210,317
                                                  ----------------  ----------------  --------------  --------------

 Operating loss                                          (534,662)           (9,044)       (244,660)       (210,317)

 Management fee income                                    534,662             9,044         244,660         210,317
                                                  ----------------  ----------------  --------------  --------------


 Income before income in subsidiaries

 Equity in (shares in) earnings (loss) in
    subsidiaries                                      (21,896,386)        2,050,993      14,948,248       9,796,705
                                                  ----------------  ----------------  --------------  --------------


 Net income (loss)                                   ($21,896,386)       $2,050,993     $14,948,248      $9,796,705
                                                  ================  ================  ==============  ==============




























   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
        Year Ended December 31, 2000, Two Months Ended December 31, 1999
                    and Years Ended October 31, 1999 and 1998

                                                                           Two Months
                                                     Year Ended               Ended             Year Ended          Year Ended
                                                    December 31,          December 31,          October 31,        October 31,
                                                        2000                  1999                 1999                1998
                                                   ----------------      ----------------      --------------      -------------

Cash flows from operating activities:

Net income (loss)                                     ($21,896,386)           $2,050,993         $14,948,248         $9,796,705
                                                   ----------------      ----------------      --------------      -------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:

   Share in deficiency in assets of subsidiaries        21,896,386            (2,050,993)        (14,948,248)        (9,796,705)

   Changes in operating assets and liabilities:
      Prepaid expenses and other assets                    (56,971)                3,710                 686             (8,264)
      Accounts payable and accrued expenses                (61,568)               50,072              46,234            (26,008)
                                                   ----------------      ----------------      --------------      -------------

                                                        21,777,847            (1,997,211)        (14,901,328)        (9,830,977)
                                                   ----------------      ----------------      --------------      -------------

   Net cash provided by (used in)
      operating activities                                (118,539)               53,782              46,920            (34,272)
                                                   ----------------      ----------------      --------------      -------------

Cash flows from investing activities:

   Decrease (increase) in long-term
      receivables from subsidiaries                        247,605               (89,079)           (430,103)       (52,256,899)
                                                   ----------------      ----------------      --------------      -------------

   Net cash provided by (used in) investing
     activities                                            247,605               (89,079)           (430,103)       (52,256,899)
                                                   ----------------      ----------------      --------------      -------------

Cash flows from financing activities:

   Sale of common stock                                                                                              49,291,445
   Exercise of warrants                                                                                               2,273,278
   Exercise of stock options                                42,951                                   478,025            698,714
                                                   ----------------      ----------------      --------------      -------------

   Net cash provided by financing activities                42,951                                   478,025         52,263,437
                                                   ----------------      ----------------      --------------      -------------

Effect of exchange rate changes on cash and
   cash equivalents                                       (180,867)               43,466             (96,230)
                                                   ----------------      ----------------      --------------      -------------

Net increase (decrease) in cash and equivalents             (8,850)                8,169              (1,388)           (27,734)

Cash and equivalents at beginning of year                    8,850                   681               2,069             29,803
                                                   ----------------      ----------------      --------------      -------------


Cash and equivalents at end of year                $                            $  8,850            $    681           $  2,069
                                                   ================      ================      ==============      =============

   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE II

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        Year Ended December 31, 2000, Two Months Ended December 31, 1999
                    and Years Ended October 31, 1999 and 1998





Column A                                          Column B                 Column C                  Column D         Column E
--------------------------------------------    -------------    ------------------------------    -------------    -------------

                                                                           Additions
                                                                 ------------------------------

                                                 Balance at       Charged to       Charged to                        Balance at
                                                 Beginning        Costs and          Other                             End of
Description                                      of Period         Expenses         Accounts        Deduction          Period
--------------------------------------------    -------------    -------------    -------------    -------------    -------------


Year Ended December 31, 2000

Allowance for doubtful
 accounts on trade
 receivables                                      $1,014,000       $1,101,000                          $240,000       $1,875,000


Two Months Ended December 31, 1999

Allowance for doubtful
 accounts on trade
 receivables                                      $1,002,000          $53,000                           $41,000       $1,014,000


Year Ended October 31, 1999

Allowance for doubtful
 accounts on trade
 receivables                                        $486,000         $986,000                          $470,000       $1,002,000


Year Ended October 31, 1998

Allowance for doubtful
 accounts on trade
 receivables                                        $316,000         $170,000                                           $486,000




                                  EXHIBIT INDEX




(11)     Computation of Earnings Per Share.

(21)     Subsidiaries.

(23)     Consent of Grant Thornton, LLP.

                                   EXHIBIT 11

                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
        Year Ended December 31, 2000, Two Months Ended December 31, 1999
                    and Years Ended October 31, 1999 and 1998



                                                                            Two Months
                                                      Year Ended               Ended             Year Ended          Year Ended
                                                     December 31,          December 31,          October 31,         October
                                                         2000                  1999                 1999                31,
                                                                                                                        1998
                                                     --------------        --------------        ------------        -----------

Diluted earnings
   Net income (loss) applicable to
    common stock                                      ($21,896,386  )         $2,050,993         $14,948,248         $9,796,705
                                                     ==============        ==============        ============        ===========


Shares
   Weighted average number of common
     shares outstanding                                 10,499,305            10,496,225          10,484,764          8,787,334
   Common stock equivalents                                                      455,222             457,382            364,569
                                                     --------------        --------------        ------------        -----------

   Total                                                10,499,305            10,951,447          10,942,146          9,151,903
                                                     ==============        ==============        ============        ===========


Diluted earnings (loss) per common share                    ($2.09  )               $.19               $1.37              $1.07
                                                     ==============        ==============        ============        ===========


Basic
   Net income (loss) applicable to common
      stock                                           ($21,896,386  )         $2,050,993         $14,948,248         $9,796,705
                                                     ==============        ==============        ============        ===========


Shares
   Weighted average number of common
     shares outstanding                                 10,499,305            10,496,225          10,484,764          8,787,334
                                                     ==============        ==============        ============        ===========


Basic earnings (loss) per common share                      ($2.09  )               $.20               $1.43              $1.11
                                                     ==============        ==============        ============        ===========

                                                     EXHIBIT 21

                                                    SUBSIDIARIES



Application Solutions Corp.
Business Support Group of Michigan, Inc.
Can-Nuke Technologies Limited*
Cataract, Inc.
Constellation Integration Services Company *
Discovery Consulting Solutions, Inc.
Global Technology Solutions, Inc.
Management Systems Integrators, Inc.
Mu-Sigma Engineering Consultants Company *
Northern Technical Services, Inc.
Pinnacle Consulting Services, Inc.
Procon, Inc.
Programming Alternatives of Minnesota, Inc.
RCM Technologies (USA), Inc.
RCMT Delaware, Inc.
RCMT Nova Scotia Company *
RCMT Canada Company *
Software Analysis & Management, Inc.
Solutions Through Data Processing, Inc.


* Effective January 1, 2001, the subsidiaries indicated by an * were merged into RCM Technologies Canada Corp.

                                   EXHIBIT 23











               Consent of Independent Certified Public Accountants


Board of Directors
RCM Technologies, Inc.


We have issued our report dated December 15, 2000 accompanying the consolidated financial statements and schedules included in the Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 2000. We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 33-12405, effective March 24, 1987, File No. 33-12406, effective March 24, 1987,
File No. 33-61306, effective April 21, 1993, File No. 33-80590, effective June 22, 1994, File No. 333-52206, effective December 19, 2001 and File No. 333-52480, effective December 21, 2000.)




/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
February 2, 2001