Form 10-Q
period 2001-03-31
RCM TECHNOLOGIES INC
filed 2001-05-03
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 1-10245


                             RCM TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)


             Nevada                                95-1480559
     (State of Incorporation)             (I.R.S. Employer Identification No.)


       2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613
               (Address of Principal Executive Offices) (Zip Code)


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

 Common Stock, $0.05 par value, 10,499,651 shares outstanding as of May 3, 2001.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION

                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
                 and December 31, 2000 (Audited)                                                      3

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Three-Month Periods Ended March 31, 2001 and 2000                            5

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Three-Month Period Ended March 31, 2001                               6

               Unaudited Consolidated Statements of Cash Flows for the Three-
                 Month Periods Ended March 31, 2001 and 2000                                          7

               Notes to Unaudited Consolidated Financial Statements                                   9


          Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  11

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        15

    PART II - OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                                                  16

          Signatures                                                                                 16


                                       2

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000



                                     ASSETS

                                                                                March 31,           December 31,
                                                                                  2001                 2000
                                                                            ---------------      ---------------
                                                                               (Unaudited)           (Audited)
Current assets
   Cash and cash equivalents                                                $    8,373,936          $ 3,170,658
   Accounts receivable, net of allowance for doubtful accounts of $2,054,000 (March 31, 2001) and $1,875,000
      (December 31, 2000), respectively                                         57,005,721           64,032,564
   Income tax refund receivable                                                  3,974,352            7,417,258
   Prepaid expenses and other current assets                                     2,513,556            3,161,235
   Deferred tax assets                                                           1,520,205            1,449,518
                                                                                 ---------            ---------

      Total current assets                                                      73,387,770           79,231,233
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                          9,614,144           10,238,480
   Less: accumulated depreciation and amortization                               3,386,470            4,079,857
                                                                            ---------------      ---------------

                                                                                 6,227,674            6,158,623
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                        212,285              223,512
   Intangible assets, net of accumulated amortization
      of  $9,922,000 (March 31, 2001) and $7,878,000
      (December 31, 2000), respectively                                         89,920,964           88,655,460
                                                                              ---------------------------------



                                                                                90,133,249           88,878,972
                                                                            ---------------      ---------------





      Total assets                                                           $169,748,693          $174,268,828
                                                                            ===============      ===============

                                       3
The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      March 31, 2001 and December 31, 2000


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               March 31,            December 31,
                                                                                2001                  2000
                                                                           ---------------       ---------------
                                                                              (Unaudited)            (Audited)
Current liabilities
    Accounts payable and accrued expenses                                    $ 15,861,162           $13,610,547
    Accrued payroll                                                             9,337,467             7,691,258
    Payroll and withheld taxes                                                     32,386             1,311,828
    Income taxes payable                                                           19,768               108,996
                                                                           ---------------       ---------------

      Total current liabilities                                                25,250,783            22,722,629
                                                                           ---------------       ---------------



Long-term liabilities
    Note payable                                                               39,900,000            47,300,000
    Income taxes payable                                                        1,455,873             2,183,873
                                                                           ---------------       ---------------

                                                                               41,355,873            49,483,873
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized;
      10,499,651 shares issued and outstanding                                    524,982               524,982
    Accumulated other comprehensive loss                                         (304,864)             (233,631)
    Additional paid-in capital                                                 93,516,080            93,516,080
    Retained earnings                                                           9,405,839             8,254,895
                                                                           ---------------       ---------------

                                                                              103,142,037           102,062,326
                                                                           ---------------       ---------------





      Total liabilities and shareholders' equity                             $169,748,693          $174,268,828
                                                                           ===============       ===============

                                       4
The accompanying notes are an integral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                               2001                  2000
                                                                           ----------------      ---------------

Revenues                                                                      $ 64,653,787         $ 74,945,490

Cost of services                                                                46,581,870           55,906,199
                                                                           ----------------      ---------------

Gross profit                                                                    18,071,917           19,039,291
                                                                           ----------------      ---------------

Operating costs and expenses
   Selling, general and administrative                                          12,443,828           14,056,099
   Depreciation                                                                    235,460              277,824
   Amortization                                                                  2,043,490            1,517,040
                                                                           ----------------      ---------------
                                                                                14,722,778           15,850,963
                                                                           ----------------      ---------------

Operating income                                                                 3,349,139            3,188,328
                                                                           ----------------      ---------------

Other expenses
   Interest expense, net of interest income                                        741,821              848,920
   Gain on foreign currency translation                                   (          4,061)     (         2,886)
                                                                           ----------------      ---------------

                                                                                   737,760              846,034
                                                                           ----------------      ---------------


Income before income taxes                                                       2,611,379            2,342,294

Income taxes                                                                     1,460,435            1,284,404
                                                                           ----------------      ---------------

Net income                                                                       1,150,944            1,057,890

Other comprehensive income (loss)
   Foreign currency translation adjustment                                (         71,233)              30,952
                                                                           ----------------      ---------------


Comprehensive income                                                           $ 1,079,711          $ 1,088,842
                                                                           ================      ===============


Basic earnings per share                                                              $.11                 $.10
                                                                                      ====                 ====

Weighted average number of common
   shares outstanding                                                           10,499,651           10,496,724
                                                                                ==========           ==========

Diluted earnings per share                                                            $.11                 $.10
                                                                                      ====                 ====

Weighted average number of common
   and common equivalent shares outstanding                                     10,638,305           10,981,734
                                                                                ==========           ==========



                                       5
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three Months Ended March 31, 2001
                                   (Unaudited)











                                                                       Accumulated
                                                                       Other            Additional
                                              Common Stock             Comprehensive    Paid-in           Retained
                                           Shares      Amount          Income (Loss)    Capital           Earnings




Balance, January 1, 2001              10,499,651       $524,982         ($233,631)     $93,516,080       $8,254,895


Translation adjustment                                                   ( 71,233)


Net income                             ________         _______           ________      __________        1,150,944
                                                                                                          ---------



Balance, March 31, 2001               10,499,651       $524,982         ($304,864)     $93,516,080       $9,405,839
                                      ==========       ========         ==========     ===========       ==========

                                       6
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                                   2001               2000
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                   $ 1,150,944         $1,057,890
                                                                              ---------------     --------------
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                             2,278,950          1,794,864
         Provision for losses on accounts receivable                                 179,000             46,000
         Changes in assets and liabilities:
             Accounts receivable                                                   6,847,842          2,138,023
             Income tax refund receivable                                          3,442,906
             Deferred tax asset                                              (        70,687)
             Prepaid expenses and other current assets                               648,030     (    1,146,787)
             Accounts payable and accrued expenses                                 1,305,700            802,550
             Accrued payroll                                                       1,646,209          2,807,210
             Payroll and withheld taxes                                      (     1,279,442)    (      720,467)
             Income taxes payable                                            (       817,228)    (      791,173)
                                                                              ---------------     --------------


    Total adjustments                                                             14,181,280          4,930,220
                                                                              ---------------     --------------



Net cash provided by operating activities                                         15,332,224          5,988,110
                                                                              ---------------     --------------

                                       7
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 2001 and 2000 - (Continued)
                                   (Unaudited)


                                                                                   2001               2000
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                          (    $  383,338)    (    $ 395,206)
    Decrease in deposits                                                              11,227              7,429
    Purchase of acquired companies including
      contingent consideration, net of cash acquired                         (     2,285,602)    (    8,779,015)
                                                                              ---------------     --------------


    Net cash used in investing activities                                    (     2,657,713)    (    9,166,792)
                                                                              ---------------     --------------


Cash flows from financing activities:
    Exercise of stock options                                                                            42,950
    Borrowings of long-term debt                                             (     7,400,000)         3,900,000
                                                                              ---------------     --------------


    Net cash provided by (used in) financing activities                      (     7,400,000)         3,942,950
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                 (        71,233)            30,952
                                                                              ---------------     --------------


Increase in cash and cash equivalents                                              5,203,278            795,220

Cash and cash equivalents at beginning of period                                   3,170,658          4,025,808
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                       $ 8,373,936         $4,821,028
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                            $  595,870          $ 933,803
      Income taxes                                                           (    $  929,056)        $2,145,577


                                       8
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets (goodwill) is reflected in the consolidated balance sheets as Intangible Assets. Goodwill, net of amortization, at March 31, 2001 and December 31, 2000 was $89,921,000 and $88,655,000, respectively, and is being amortized on a straight-line method over twenty years. Amortization expense for the three months ended March 31, 2001 and 2000 was $2,043,000 and $1,517,000, respectively.

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

3.   Long Term Debt

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

     Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires August 2002. The weighted average interest rates at March 31, 2001 and December 31, 2000 were 7.27% and 8.33%, respectively. The amounts outstanding under the Revolving Credit Facility at March 31, 2001 and December 31, 2000 were $39.9 million and $47.3 million, respectively.

4.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                                  Three Months Ended March 31,
                                               ---------------------------------
                                                      2001               2000
                                               -----------------   -------------

    Interest expense                                 ($851,045)      ($899,803)

    Interest income                                    109,224          50,833
                                               -----------------   -------------

                                                     ($741,821)      ($848,920)
                                               =================   =============

                    RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.   Segment Information

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


    Three Months Ended              Information      Professional      Commercial
    March 31, 2001                   Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------

    Revenue                               $48,574          $9,921            $6,159                          $64,654

    Operating expenses                     43,781           9,321             5,924                           59,026
                                           ------           -----             -----                           ------

    EBITDA (1)                              4,793             600               235                            5,628

    Depreciation                              178              48                10                              236

    Goodwill amortization                   1,874             161                 8                            2,043
                                            -----             ---                 -                            -----

    Operating income                       $2,741            $391              $217                           $3,349
                                           ======            ====              ====                           ======

    Total assets                         $135,876         $11,894            $5,384          $16,595        $169,749

    Capital expenditures                     $158                                               $225            $383

    Three Months Ended
    March 31, 2000

    Revenue                               $58,823          $9,835            $6,287                          $74,945

    Operating expenses                     54,808           9,136             6,018                           69,962
                                           ------           -----             -----                           ------

    EBITDA (1)                              4,015             699               269                            4,983

    Depreciation                              202              68                 8                              278

    Goodwill amortization                   1,341             166                10                            1,517
                                            -----             ---                --                            -----

    Operating income                       $2,472            $465              $251                           $3,188
                                           ======            ====              ====                           ======

    Total assets                         $162,839         $14,185            $4,696           $9,423        $191,144

    Capital expenditures                     $380             $15                $8                             $395




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

                                       10

     ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Private Securities Litigation Reform Act Safe Harbor Statement


Certain statements included herein and in other Company reports and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions and placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients;
(iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; and (xvii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
Overview

RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information and engineering technologies. RCM is an innovative leader in the development and delivery of E-Business, Supply Chain Management and Enterprise Application Integration services across multiple platforms, systems and networks. RCM's offices are located in major metropolitan centers throughout North America. The Company has grown its information technology competencies in the areas of resource augmentation, e-business, Supply Chain Management, Enterprise Resource Planning ("ERP") support, network and infrastructure support and knowledge management. RCM's engineering expertise is in the form of technical design, field engineering, field support, procedures development and project and program management. The Company provides its services to clients in banking and finance, healthcare, insurance, pharmaceutical, telecommunications, utility, technology, manufacturing and distribution and government sectors. The Company believes that the breadth of services it can provide fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

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

The Company realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that are based on defined deliverables. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants, based upon their skill level and experience and the type of work performed. The Company also provides project management and consulting work which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and consulting work are higher than those for professional staffing services. The Company is currently working to expand its sales of higher margin consulting and project management services.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

A summary of operating results for the three months ended March 31, 2001 and 2000 is as follows (in thousands, except for earnings per share data):

                                                                    2001                             2000
                                                          -------------------------      ------------------------
                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue

Revenues                                                  $ 64,654         100.0%         $  74,945        100.0  %
Cost of services                                            46,582          72.0             55,906         74.6
                                                          --------          ----          ---------         ----
Gross profit                                                18,072          28.0             19,039         25.4
                                                          --------          ----          ---------         ----

Selling, general and administrative                         12,444          19.2             14,056         18.8
Depreciation                                                   235            .4                278           .4
                                                          --------        ------          ---------       ------
                                                            12,679          19.6             14,334         19.2
                                                          --------          ----          ---------         ----

Operating income                                             5,393           8.4              4,705          6.3
Other expense                                             (    738  )      ( 1.1)         (     846)       ( 1.1  )
                                                           -------           ---           --------          ---

Income before income taxes
  and goodwill amortization                                  4,655           7.2              3,859          5.2
Income taxes                                                 1,856           2.9              1,538          2.1
                                                          --------           ---          ---------          ---
Income before goodwill amortization                          2,799           4.3              2,321          3.1
Goodwill amortization, net of income tax benefits            1,648           2.5              1,263          1.7
                                                          --------           ---          ---------          ---
Net income                                                $  1,151           1.8%         $   1,058          1.4  %
                                                          ========           ===          =========          ===

                                                            2001                              2000
                                                          ----------                        ---------
Earnings per share:
Basic:
     Income before goodwill amortization                      $.26                             $.22
     Goodwill amortization                                     .15                              .12
                                                             -----                            -----
     Net income                                               $.11                             $.10
                                                              ====                             ====
Diluted:
     Income before goodwill amortization                      $.26                             $.21
     Goodwill amortization                                     .15                              .11
                                                             -----                            -----
     Net income                                               $.11                             $.10
                                                              ====                             ====


Revenues. Revenues decreased 13.7%, or $10.3 million, for the three months ended March 31, 2001 as compared to the same period in the prior year (the "comparable prior year period"). Revenue decline was primarily attributable to softness in the Information Technology ("IT") sector.

Cost of Services. Cost of services decreased 16.7%, or $9.3 million, for the three months ended March 31, 2001 as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation associated with decreased revenues experienced during the three months ended March 31, 2001. Cost of services as a percentage of revenues decreased to 72.1% for the three months ended March 31,2001 from 74.6% for the comparable prior year period. This decline was primarily attributable to a continuing increase of the Company's revenues being derived from higher margin Information Technology Solutions services.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended March 31, 2001 Compared to Three Months Ended
   March 31, 2000 - (Continued)

Selling, General and Administrative. Selling, general and administrative expenses decreased 11.5%, or $1.6 million, for the three months ended March 31, 2001 as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in revenues and a corresponding reduction in the related variable costs and general cost cutting initiatives. Included in the Selling, General and Administrative expenses for the three months ended March 31, 2001 were charges relating to the write-down of approximately $500,000 of accounts receivable from two customers in the telecommunications industry. The Company, during the three months ending June 30, 2001, expects to write-down an additional $180,000 of accounts receivable relating to sales subsequent to March 31, 2001 from one of the same customers.

Depreciation. Depreciation decreased 15.5%, or $43,000, for the three months ended March 31, 2001 as compared to the comparable prior year period. This decrease was primarily due to the write down of certain fixed assets to net realizable value in the fiscal year ended December 31, 2000.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the three months ended March 31, 2001, actual interest expense of $851,000 was offset by $109,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net decreased $107,000 for the three months ended March 31, 2001 as compared to the comparable prior year period. This increase was primarily due to the increased cash derived from operating activities which was used to reduce interest bearing debt.

Income Tax. Income tax expense increased 20.7%, or $318,000, for the three months ended March 31, 2001 as compared to the comparable prior year period. This increase was attributable to a higher level of income before taxes for the three months ended March 31, 2001 compared to the comparable prior year period.

Goodwill Amortization. Goodwill amortization for the three months ended March 31, 2001 and 2000 was net of income tax benefit of $395,000 and $254,000, respectively. Goodwill increased 30.5%, or $385,000 for the three months ended March 31, 2001 as compared to the comparable prior year period. The increase was due primarily to the acceleration of goodwill amortization related to the final payment on a certain acquisition.


Liquidity and Capital Resources

Operating activities provided $15.3 million of cash for the three months ended March 31, 2001 as compared to operating activities using $6.0 million of cash for the three months ended March 31, 2000. The increase in cash provided by operating activities was primarily attributable to decreases in accounts receivable, income tax refund receivable, deferred tax asset, and prepaid expenses and other current assets, and increases in accounts payable and accrued expenses and accrued payroll, which was partially offset by decreases in payroll and withheld taxes and income taxes payable, and increased levels of depreciation and amortization associated with the acquisitions subsequent to March 31, 2000.

Investing activities used $2.7 million for the three months ended March 31, 2001 as compared to $9.2 million for the comparable period. The reduction in the use of cash for the three months ended March 31, 2001 as compared to the comparable period was primarily attributable to a reduction in acquisition and deferred consideration payments.

Financing activities (principally debt reduction activities) used $7.4 million for the three months ended March 31, 2001 as compared to financing activities providing $3.9 million for the comparable period.

The Company and its subsidiaries are parties to an agreement with Mellon Bank N.A., administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). The Revolving Credit Facility was amended on September 18, 2000. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered
Rate), plus applicable margin, or the agent bank's prime rate.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources - (Continued)

Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires August 2002. The weighted average interest rates at March 31, 2001 and December 31, 2000 were 7.27% and 8.33%, respectively. The amounts outstanding under the Revolving Credit Facility at March 31, 2001 and December 31, 2000 were $39.9 million and $47.3 million, respectively.

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2000.

                                     PART II

                                OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

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





                                      RCM Technologies, Inc.





           Date: May 3, 2001          By:/s/ Stanton Remer
                                      --- ------- -----
                                      Stanton Remer
                                      Chief Financial Officer,
                                      Treasurer, Secretary and Director
                                     (Principal Financial Officer and
                                      Duly Authorized Officer of the Registrant)