Form 10-Q
period 2001-06-30
RCM TECHNOLOGIES INC
filed 2001-07-31
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Common Stock,$0.05 par value,10,539,424 shares outstanding as of July 31, 2001.



                                        2

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION

                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
                 and December 31, 2000 (Audited)                                                      3

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Six-Month Periods Ended June 30, 2001 and 2000                               5

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Three-Month Periods Ended June 30, 2001 and 2000                             6

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Six-Month Period Ended June 30, 2001                                  7

               Unaudited Consolidated Statements of Cash Flows for the Six-
                 Month Periods Ended June 30, 2001 and 2000                                           8

               Notes to Unaudited Consolidated Financial Statements                                  10


          Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  14

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        20

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                 21

          Item 4 - Submission of Matters to a Vote of Security Holders                               21

          Item 6 - Exhibits and Reports on Form 8-K                                                  21

          Signatures                                                                                 22



ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000



                                     ASSETS

                                                                              June 30,           December 31,
                                                                                 2001                 2000
                                                                            ---------------      ---------------

                                                                                (Unaudited)           (Audited)
Current assets
   Cash and cash equivalents                                                   $ 6,743,580          $ 3,170,658
   Accounts receivable, net of allowance for doubtful accounts of $1,719,000 (June 30, 2001) and $1,875,000
      (December 31, 2000), respectively                                         50,381,970           64,032,564
   Income tax refund receivable                                                  5,519,481            7,417,258
   Prepaid expenses and other current assets                                     1,830,313            3,161,235
   Deferred tax assets                                                           1,483,649            1,449,518
                                                                            ---------------      ---------------

      Total current assets                                                      65,958,993           79,231,233
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                         10,334,583           10,238,480
   Less: accumulated depreciation and amortization                               3,644,679            4,079,857
                                                                            ---------------      ---------------

                                                                                 6,689,904            6,158,623
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                        211,268              223,512
   Intangible assets, net of accumulated amortization
      of  $11,245,000 (June 30, 2001) and $7,878,000
      (December 31, 2000), respectively                                         96,291,089           88,655,460
                                                                            --------------         ------------
                                                                                96,502,357           88,878,972
                                                                            ---------------      ---------------

      Total assets                                                            $169,151,254         $174,268,828
                                                                            ===============      ===============


                                       3
     The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       June 30, 2001 and December 31, 2000


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              June 30,            December 31,
                                                                                2001                  2000
                                                                           ---------------       ---------------
                                                                              (Unaudited)            (Audited)
Current liabilities
    Accounts payable and accrued expenses                                     $20,936,175           $13,610,547
    Accrued payroll                                                             7,062,978             7,691,258
    Payroll and withheld taxes                                                    271,978             1,311,828
    Income taxes payable                                                           75,640               108,996
                                                                           ---------------       ---------------

      Total current liabilities                                                28,346,771            22,722,629
                                                                           ---------------       ---------------



Long-term liabilities
    Note payable                                                               34,900,000            47,300,000
    Income taxes payable                                                        1,433,831             2,183,873
                                                                           ---------------       ---------------

                                                                               36,333,831            49,483,873
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 10,539,424 and
      10,499,651 shares issued and outstanding
      at  June 30, 2001 and December 31, 2000, respectively                       526,971               524,982
    Accumulated other comprehensive loss                                         (461,604)             (233,631)
    Additional paid-in capital                                                 93,647,330            93,516,080
    Retained earnings                                                          10,757,955             8,254,895
                                                                           ---------------       ---------------

                                                                              104,470,652           102,062,326
                                                                           ---------------       ---------------



      Total liabilities and shareholders' equity                             $169,151,254          $174,268,828
                                                                           ===============       ===============

                                       4
  The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                  2001                  2000
                                                                           ----------------      ---------------

Revenues                                                                      $123,019,699         $150,935,386

Cost of services                                                                88,469,679          112,292,497
                                                                           ----------------      ---------------

Gross profit                                                                    34,550,020           38,642,889
                                                                           ----------------      ---------------

Operating costs and expenses
   Selling, general and administrative                                          23,680,387           27,964,904
   Depreciation                                                                    493,670              591,252
   Amortization                                                                  3,366,554            3,118,767
                                                                           ----------------      ---------------
                                                                                27,540,611           31,674,923
                                                                           ----------------      ---------------

Operating income                                                                 7,009,409            6,967,966
                                                                           ----------------      ---------------

Other expenses
   Interest expense, net of interest income                                      1,315,629            1,813,095
   (Gain) Loss on foreign currency translation                            (         10,149)               4,056
                                                                           ----------------      ---------------

                                                                                 1,305,480            1,817,151
                                                                           ----------------


Income before income taxes                                                       5,703,929            5,150,815

Income taxes                                                                     3,200,869            2,752,410
                                                                           ----------------      ---------------

Net income                                                                       2,503,060            2,398,405

Other comprehensive loss
   Foreign currency translation adjustment                                (        227,973)     (       169,473)
                                                                           ----------------      ---------------


Comprehensive income                                                           $ 2,275,087          $ 2,228,932
                                                                           ================      ===============


Basic earnings per share                                                              $.24                 $.23
                                                                                     =====                 ====

Weighted average number of common
   shares outstanding                                                           10,499,651           10,498,938
                                                                                ==========           ==========

Diluted earnings per share                                                            $.23                 $.22
                                                                                      ====                 ====

Weighted average number of common
   and common equivalent shares outstanding                                     10,665,107           10,819,341
                                                                                ==========           ==========

                                       5

  The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                   2001                  2000
                                                                           ----------------      ---------------

Revenues                                                                       $58,365,909          $75,989,896

Cost of services                                                                41,887,806           56,386,298
                                                                           ----------------      ---------------

Gross profit                                                                    16,478,103           19,603,598
                                                                           ----------------      ---------------

Operating costs and expenses
   Selling, general and administrative                                          11,236,560           13,908,805
   Depreciation                                                                    258,209              313,428
   Amortization                                                                  1,323,064            1,601,727
                                                                           ----------------      ---------------
                                                                                12,817,833           15,823,960
                                                                           ----------------      ---------------

Operating income                                                                 3,660,270            3,779,638
                                                                           ----------------      ---------------

Other expenses
   Interest expense, net of interest income                                        573,809              964,175
   (Gain) Loss on foreign currency translation                            (          6,089)               6,942
                                                                           ----------------      ---------------

                                                                                   567,720              971,117
                                                                           ----------------      ---------------


Income before income taxes                                                       3,092,550            2,808,521

Income taxes                                                                     1,740,434            1,468,006
                                                                           ----------------      ---------------

Net income                                                                       1,352,116            1,340,515

Other comprehensive loss
   Foreign currency translation adjustment                                         156,740              169,473
                                                                           ----------------      ---------------


Comprehensive income                                                            $1,195,376           $1,171,042
                                                                           ================      ===============


Basic earnings per share                                                              $.13                 $.13
                                                                                      ====                 ====

Weighted average number of common
   shares outstanding                                                           10,499,651           10,499,651
                                                                                ==========           ==========

Diluted earnings per share                                                            $.13                 $.13
                                                                                      ====                 ====

Weighted average number of common
   and common equivalent shares outstanding                                     10,736,087           10,618,713
                                                                                ==========           ==========

                                       6
  The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 2001
                                   (Unaudited)







                                                                     Accumulated
                                                                        Other
                                          Common Stock              Comprehensive        Additional
                                          ------------                                   Paid-in         Retained
                                          Shares       Amount        Income (Loss)       Capital         Earnings

Balance, January 1, 2001              10,499,651       $524,982         ($233,631)     $93,516,080       $8,254,895


Employee Stock Purchase Plan              39,773          1,989                            131,250


Translation adjustment                                                   (227,973)


Net income                             _________       ________          _________      __________        2,503,060
                                                                                                    ----  ---------



Balance, June 30, 2001                10,539,424       $526,971         ($461,604)     $93,647,330      $10,757,955
                                      ==========       ========         ==========     ===========      ===========

                                       7
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                   2001               2000
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                    $2,503,060         $2,398,405
                                                                              ---------------     --------------




    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                             3,860,224          3,710,019
         Provision for losses on accounts receivable                         (       156,000)           211,000
         Changes in assets and liabilities:
             Accounts receivable                                                  13,806,594     (    3,379,259)
             Income tax refund receivable                                          1,897,777
             Deferred tax asset                                              (        34,131)
             Prepaid expenses and other current assets                             1,330,922     (    1,891,944)
             Accounts payable and accrued expenses                                   709,342          7,374,040
             Accrued payroll                                                 (       628,280)         1,291,050
             Payroll and withheld taxes                                      (     1,039,850)    (       48,156)
             Income taxes payable                                            (       783,398)         1,465,892
                                                                              ---------------     --------------


    Total adjustments                                                             18,963,200          8,732,642
                                                                              ---------------     --------------



Net cash provided by operating activities                                        $21,466,260        $11,131,047
                                                                              ---------------     --------------

                                       8
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six Months Ended June 30, 2001 and 2000 - (Continued)
                                   (Unaudited)


                                                                                   2001               2000
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                          (    $1,103,777)    (    $ 889,987)
    Decrease in deposits                                                              12,244             14,270
    Purchase of acquired companies including
      contingent consideration, net of cash acquired                         (     4,307,071)    (   19,493,915)
                                                                              ---------------     --------------


    Net cash used in investing activities                                    (     5,398,604)    (   20,369,632)
                                                                              ---------------     --------------


Cash flows from financing activities:
    Employee stock purchase plan                                                     133,239
    Exercise of stock options                                                                            42,950
    Borrowings of long-term debt                                             (    12,400,000)         9,300,000
                                                                              ---------------     --------------


    Net cash provided by (used in) financing activities                      (    12,266,761)         9,342,950
                                                                              ---------------     --------------

Effect of exchange rate changes on cash and cash equivalents                 (       227,973)    (      169,473)
                                                                              ---------------     --------------


Increase (decrease) in cash and cash equivalents                                   3,572,922     (       65,108)

Cash and cash equivalents at beginning of period                                   3,170,658          4,025,808
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $6,743,580         $3,960,700
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                            $1,366,420         $1,932,532
      Income taxes                                                                $1,700,388         $1,562,086


                                       9
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets (goodwill) is reflected in the consolidated balance sheets as Intangible Assets. Goodwill, net of amortization, at June 30, 2001 and December 31, 2000 was $96,291,000 and $88,655,000, respectively, and is being amortized on a straight-line method over twenty years. Amortization expense for the six months ended June 30, 2001 and 2000 was $3,367,000 and $3,119,000, respectively.

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

     Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires August 2002. The weighted average interest rates at June 30, 2001 and December 31, 2000 were 5.69% and 8.33%, respectively. The amounts outstanding under the Revolving Credit Facility at June 30, 2001 and December 31, 2000 were $34.9 million and $47.3 million, respectively.

4.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                             Six Months Ended June 30,         Three Months Ended June 30,
                                           -------------------------------    -------------------------------
                                                2001             2000              2001             2000
                                           --------------   --------------    --------------   --------------
    Interest expense                       ($1,520,775)     ($1,927,836)         ($669,731)    ($1,028,033)
    Interest income                            205,146          114,741             95,922          63,858
                                           --------------   --------------    --------------   --------------

                                           ($1,315,629)     ($1,813,095)         ($573,809)    ($  964,175)
                                           ============   ==============     ==============   ==============

                    RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.   Accounts Payable and Accrued Expenses

     Accounts payable at June 30, 2001 and December 31, 2000 consists of the following:

                                             June 30,         December 31,
                                               2001               2000
                                           --------------    ---------------
    Accounts payable                          $9,718,448        $ 9,009,108
    Funds due sellers (1)                     11,217,727
                                                                  4,601,439
                                           --------------    ---------------
                                             $20,936,175        $13,610,547
                                           ==============    ===============

     (1) Represents funds due to the shareholders of acquired companies.

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

    Six Months Ended                Information      Professional      Commercial
    June 30, 2001                    Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------


    Revenue                               $90,342         $20,249           $12,429     $                   $123,020

    Operating expenses                     81,972          18,205            11,973                          112,150
                                   ---------------   -------------    --------------    -------------   -------------


    EBITDA (1)                              8,370           2,044               456                           10,870

    Depreciation                              369             102                23                              494

    Goodwill amortization                   3,022             327                18                            3,367
                                   ---------------   -------------    --------------    -------------   -------------

    Operating income                      $ 4,979          $1,615             $ 415     $                    $ 7,009
                                   ===============   =============    ==============    =============   =============


    Total assets                         $126,173         $17,346            $6,154         $ 19,478        $169,151

    Capital expenditures                   $  379           $                  $              $  725         $ 1,104

                                       11

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.   Segment Information - (Continued)

    Six Months Ended                Information      Professional      Commercial
    June 30, 2000                    Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------


    Revenue                              $117,713         $19,859           $13,363     $                   $150,935

    Operating expenses                    108,779          18,610            12,868                          140,257
                                   ---------------   -------------    --------------    -------------   -------------


    EBITDA (1)                              8,934           1,249               495                           10,678

    Depreciation                              438             133                20                              591

    Goodwill amortization                   2,723             369                27                            3,119
                                   ---------------   -------------    --------------    -------------   -------------


    Operating income                      $ 5,773           $ 747             $ 488     $                    $ 6,968
                                   ===============   =============    ==============    =============   =============


    Total assets                         $168,167         $17,641            $6,482          $13,317        $205,606

    Capital expenditures                   $  597           $  75             $  15            $ 213          $  900


    Three Months Ended              Information      Professional      Commercial
    June 30, 2001                    Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------


    Revenue                               $41,768         $10,328            $6,270         $                $58,366

    Operating expenses                     38,191           8,884             6,050                           53,125
                                   ---------------   -------------    --------------    -------------   -------------


    EBITDA (1)                              3,577           1,444               220                            5,241

    Depreciation                              191              54                13                              258

    Goodwill amortization                   1,148             166                 9                            1,323
                                   ---------------   -------------    --------------    -------------   -------------


    Operating income                      $ 2,238          $1,224             $ 199                          $ 3,660
                                   ===============   =============    ==============    =============   =============


    Total assets                         $126,173         $17,346            $6,154         $ 19,478        $169,151

    Capital expenditures                   $  221           $                    $            $  499            $720

                                       12

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.   Segment Information - (Continued)

    Three Months Ended              Information      Professional      Commercial
    June 30, 2000                    Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------


    Revenue                               $58,890         $10,024            $7,076       $                  $75,990

    Operating expenses                     53,971           9,474             6,850                           70,295
                                   ---------------   -------------    --------------    -------------   -------------


    EBITDA (1)                              4,919             550               226                            5,695

    Depreciation                              236              65                12                              313

    Goodwill amortization                   1,382             203                17                            1,602
                                   ---------------   -------------    --------------    -------------   -------------


    Operating income                      $ 3,301           $ 282             $ 197       $                  $ 3,780
                                   ===============   =============    ==============    =============   =============


    Total assets                         $168,167         $17,641            $6,482          $13,317        $205,606

    Capital expenditures                   $  217           $  60              $  7            $ 213          $  505


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

7.   Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standard Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization.

Upon  adoption  of SFAS 142,  on  January 1, 2002,  the  Company  will no longer
amortize  goodwill,   thereby   eliminating  annual  goodwill   amortization  of
approximately $5.7 million, based on anticipated amortization for 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
Overview

RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information and engineering technologies. RCM is an innovative leader in the design, development and delivery of e-Business, Enterprise Management and Application Integration, Supply Chain and Engineering services to multiple industries. RCM's offices are located in major metropolitan centers throughout North America. The Company has grown its information technology competencies in the areas of resource augmentation, e-business, Supply Chain Management, Enterprise Application Integration ("EIA"), network and infrastructure support and knowledge management. RCM's engineering expertise is in the form of technical design, field engineering, field support, procedures development and project and program management. The Company provides its services to clients in banking and finance, healthcare, insurance, pharmaceutical, telecommunications, utility, technology, manufacturing and distribution and government sectors. The Company believes that the breadth of services it can provide fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

RCM sells and delivers its services through a network of branch offices located in selected regions throughout North America. The Company has executed a regional strategy to better leverage its consulting services offering. The Company has also implemented a reorganization of its Solutions practices to centralize management oversight and to expand the sales and marketing of those services.

Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects which had previously been considered a competitive imperative. Many clients are laying off their own permanent staff and reducing the demand for consulting services in attempts to maintain profitability. This has had a direct impact on RCM's revenues.

Most companies have recognized the importance of the Internet and information management technologies to competing in today's business climate. However, the recessionary attitudes have curtailed companies motivation for rapid adoption of many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. Companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has had the effect of delaying or totally negating the spending on many emerging new solutions which were formally anticipated.

Nonetheless, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement packaged software applications to support existing business objectives. Companies also need to continually keep pace with new developments, which often render existing equipment and internal skills obsolete. Consequently, business drivers cause IT managers to support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints. This has given rise to increasing demand for outsourcing. Clients are, more than ever before, evaluating the potential for outsourcing business critical applications and entire business functions. The Company is positioned to take advantage of this accelerating trend.

The Company presently realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end to end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants, based upon their skill level and experience and the type of work performed. The Company also provides project management and consulting work which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solution work are higher than those for professional services. The Company is currently working to expand its sales of higher margin solution and project management services.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

A summary of operating results for the six months ended June 30, 2001 and 2000 is as follows (in thousands, except for earnings per share data):

                                                                    2001                             2000
                                                           ---------------------            --------------------
                                                                          % of                            % of
                                                           Amount        Revenue           Amount        Revenue
                                                          --------      --------          --------       -------

Revenues                                                  $123,020         100.0%          $150,935        100.0%
Cost of services                                            88,470          71.9            112,292         74.4
                                                          --------          ----          ---------         ----
Gross profit                                                34,550          28.1             38,643         25.6
                                                          --------          ----          ---------         ----

Selling, general and administrative                         23,680          19.3             27,965         18.5
Depreciation                                                   494            .4                591           .4
                                                          --------        ------          ---------       ------
                                                            24,174          19.7             28,556         18.9
                                                          --------          ----          ---------         ----

Operating income                                            10,376           8.4             10,087          6.7
Other expense                                             (  1,305  )     (  1.1)         (   1,817)       ( 1.2  )
                                                           -------           ---           --------          ---

Income before income taxes
  and goodwill amortization                                  9,070           7.4              8,270          5.5
Income taxes                                                 3,751           3.0              3,296          2.2
                                                          --------           ---          ---------          ---
Income before goodwill amortization                          5,319           4.4               4,974                3.3
Goodwill amortization, net of income tax benefits            2,816           2.4              2,576          1.7
                                                          --------           ---          ---------          ---
Net income                                                $  2,503           2.0%         $   2,398          1.6%
                                                          ========           ===          =========          ===

                                                            2001                              2000
                                                          ----------                        ---------
Earnings per share:
Basic:
     Income before goodwill amortization                      $.52                             $.47
     Goodwill amortization                                     .28                              .24
                                                             -----                            -----
     Net income                                               $.24                             $.23
                                                              ====                             ====
Diluted:
     Income before goodwill amortization                      $.51                             $.46
     Goodwill amortization                                     .28                              .24
                                                             -----                            -----
     Net income                                               $.23                             $.22
                                                              ====                             ====

Revenues. Revenues decreased 18.5%, or $27.9 million, for the six months ended June 30, 2001 as compared to the same period in the prior year (the "comparable prior year period"). Revenue decline was primarily attributable to softness in the Information Technology ("IT") sector.

Cost of Services. Cost of services decreased 21.2%, or $23.8 million, for the six months ended June 30, 2001 as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation associated with decreased revenues experienced during the six months ended June 30, 2001. Cost of services as a percentage of revenues decreased to 71.9% for the six months ended June 30, 2001 from 74.4% for the comparable prior year period. This decline was primarily attributable to continuing efforts by the Company to seek higher margin business.
                                       16

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended June 30, 2001 Compared to Six Months Ended
   June 30, 2000 - (Continued)

Selling, General and Administrative. Selling, general and administrative expenses decreased 15.3%, or $4.3 million, for the six months ended June 30, 2001 as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in revenues, a corresponding reduction in related variable costs, and cost cutting initiatives. Due to an economic slowdown, the Company experienced, during the six months ended June 30, 2001, bad debt expense of approximately $1.1 million, which was $500,000 in excess of the amount in the comparative prior period.

Depreciation. Depreciation decreased 16.4%, or $97,000, for the six months ended June 30, 2001 as compared to the comparable prior year period. This decrease was primarily due to the write down of certain fixed assets to net realizable value in the fiscal year ended December 31, 2000.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the six months ended June 30, 2001, actual interest expense of $1.5 million was offset by $205,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net decreased $407,000 for the six months ended June 30, 2001 as compared to the comparable prior year period. This decrease was primarily due to the increased cash derived from operating activities which was used to reduce interest bearing debt.

Income Tax. Income tax expense increased 13.8%, or $455,000, for the six months ended June 30, 2001 as compared to the comparable prior year period. This increase was attributable to a higher level of income before taxes and goodwill amortization for the six months ended June 30, 2001 compared to the comparable prior year period.

Goodwill Amortization. Goodwill amortization for the six months ended June 30, 2001 and 2000 was net of income tax benefit of $550,000 and $543,000, respectively. Goodwill increased 9.3%, or $240,000 for the six months ended June 30, 2001 as compared to the comparable prior year period. The increase was due primarily to the acceleration of goodwill amortization related to the final payment on a certain acquisition.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

A summary of operating results for the three months ended June 30, 2001 and 2000 is as follows (in thousands, except for earnings per share data):

                                                                   2001                              2000
                                                          ------------------------          -----------------------
                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue
                                                          --------      --------          --------       -------

Revenues                                                   $58,366         100.0%         $  75,990      100.0%
Cost of services                                            41,888          71.8             56,386       74.2
                                                            ------          ----          ---------       ----
Gross profit                                                16,478          28.2             19,604       25.8
                                                            ------          ----          ---------       ----

Selling, general and administrative                         11,237          19.3             13,909       18.3
Depreciation                                                   258            .4                313
                                                             --------      -----                ---
    .4
                                                            11,495          19.7             14,222       18.7
                                                            ------          ----          ---------       ----

Operating income                                             4,983           8.5              5,382        7.1
Other expense                                             (    568)          1.0          (     971)     ( 1.3)
                                                          ---------          ---           --------       ----

Income before income taxes
  and goodwill amortization                                  4,415           7.6              4,411        5.8
Income taxes                                                 1,894           3.3              1,759        2.3
                                                          --------           ---          ---------       ----
Income before goodwill amortization                          2,521           4.3              2,652        3.5
Goodwill amortization, net of income tax benefits            1,169           2.0              1,312        1.7
                                                             -----           ---          ---------       ----
Net income                                                $  1,352           2.3%         $   1,340        1.8%
                                                          ========           ===          =========       ====

                                                              2001                             2000
                                                          ---------                         --------
Earnings per share:
Basic:
     Income before goodwill amortization                      $.26                            $.25
     Goodwill amortization                                     .13                             .12
                                                               ---                           -----
     Net income                                               $.13                            $.13
                                                              ====                            ====
Diluted:
     Income before goodwill amortization                      $.25                            $.25
     Goodwill amortization                                     .12                             .12
                                                               ---                           -----
     Net income                                               $.13                            $.13
                                                              ====                            ====

Revenues. Revenues decreased 23.2%, or $17.6 million, for the three months ended June 30, 2001 as compared to the same period in the prior year (the "comparable prior year period"). Revenue decline was primarily attributable to softness in the Information Technology ("IT") sector.

Cost of Services. Cost of services decreased 25.7%, or $14.5 million, for the three months ended June 30, 2001 as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation associated with decreased revenues experienced during the three months ended June 30, 2001. Cost of services as a percentage of revenues decreased to 71.8% for the three months ended June 30, 2001 from 74.2% for the comparable prior year period. This decline was primarily attributable to continuing efforts by the Company to seek higher margin business.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended June 30, 2001 Compared to
   Three Months Ended June 30, 2000 - (Continued)

Selling, General and Administrative. Selling, general and administrative expenses decreased 19.2%, or $2.7 million, for the three months ended June 30, 2001 as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in revenues and a corresponding reduction in the related variable costs and cost cutting initiatives. Due to an economic slowdown, the Company experienced, during the three months ended June 30, 2001, bad debt expense of approximately $557,000, which was $150,000 in excess of the amount in the comparative prior period.

Depreciation. Depreciation decreased 17.6%, or $55,000, for the three months ended June 30, 2001 as compared to the comparable prior year period. This decrease was primarily due to the write down of certain fixed assets to net realizable value in the fiscal year ended December 31, 2000.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the three months ended June 30, 2001, actual interest expense of $669,700 was offset by $96,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net decreased $390,000 for the three months ended June 30, 2001 as compared to the comparable prior year period. This increase was primarily due to the increased cash derived from operating activities which was used to reduce interest bearing debt.

Income Tax. Income tax expense increased 7.7%, or $135,000, for the three months ended June 30, 2001 as compared to the comparable prior year period. This increase was attributable to an increase in taxable income derived from non U.S. sources for the three months ended June 30, 2001 compared to the comparable prior year period.

Goodwill Amortization. Goodwill amortization for the three months ended June 30, 2001 and 2000 was net of income tax benefit of $154,000 and $290,000, respectively. Goodwill decreased 10.9%, or $143,000 for the three months ended June 30, 2001 as compared to the comparable prior year period. The decrease was due to the write-down of Intangible Assets prior to December 31, 2000 which was offset by the amortization of earnout payments subsequent to December 2000.

Liquidity and Capital Resources

Operating activities provided $21.5 million of cash for the six months ended June 30, 2001 as compared to operating activities providing $11.1 million of cash for the six months ended June 30, 2000. The increase in cash provided by operating activities was primarily attributable to decreases in accounts receivable, income tax refund receivable, and prepaid expenses and other current assets, and increases in accounts payable and accrued expenses and accrued payroll, which was partially offset by decreases in accrued payroll, payroll and withheld taxes and income taxes payable, and deferred tax assets and increased levels of depreciation and amortization.

Investing activities used $5.4 million for the six months ended June 30, 2001 as compared to $20.4 million for the comparable period. The reduction in the use of cash for investing activities for the six months ended June 30, 2001 as compared to the comparable period was primarily attributable to a reduction in acquisition and deferred consideration payments.

Financing activities (principally debt reduction activities) used $12.3 million for the six months ended June 30, 2001 as compared to financing activities providing $9.3 million for the comparable period.

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

Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires August 2002. The weighted average interest rates at June 30, 2001 and December 31, 2000 were 5.69% and 8.33%, respectively. The amounts outstanding under the Revolving Credit Facility at June 30, 2001 and December 31, 2000 were $34.9 million and $47.3 million, respectively.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In its Annual Report on Form 10-K for the year ended December 31, 2001, the Company disclosed that on November 6, 1998, two former officers filed suit against the Company alleging wrongful termination of their employment, failure to make severance payments and wrongful conduct by the Company in connection with the grant and ultimate divestiture of Stock Options to the plaintiffs. The complaint also alleges the Company wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs and makes various other claims including a claim for punitive damages. In the suit, the plaintiffs seek damages of approximately $480,000 plus other unspecified amounts. The claims relating to wrongful termination of employment and wrongful conduct by the Company in connection with the grant of Stock Options to the plaintiffs have been submitted to binding arbitration; closing arguments in that proceeding have been held and a decision by the arbitrator is expected before the end of the third quarter of 2001. In addition, the court recently denied cross-motions for summary judgment with respect to plaintiff's claims as to the Company allegedly wrongful limiting the number of shares the plaintiffs could sell. The Company expects discovery in the case to continue. Management believes the suit is without merit and has defended the claims vigorously.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 21, 2001.

         The following actions were taken:

              1.) The following directors were elected to serve as Class B directors on the Board of Directors, and shall serve terms expiring at the Company's Annual Meeting in 2004, and until their respective successors shall be elected and qualified.
                  Tabulated voting results were as follows:

                  Robert B. Kerr            (Class B)     (For 9,644,160;  Withheld 487,050)
                  Woodrow B. Moats, Jr.     (Class B)     (For 9,644,160;  Withheld 487,050)

                  Each of the Class A directors of the Company, Norman Berson and Brian Delle Donne, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2003, and until his successor has been elected and qualified.

                  The Class C directors of the Company, Leon Kopyt and Stanton Remer, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2002, and until his successor has been elected and qualified.

              2.) Approval of the adoption of the Company's 2001 Employee Stock Purchase Plan.

                      Votes For - 9,261,625;         Votes Against - 547,914;           Abstentions - 321,671

              3.) Approval of the adoption of the Company's Nonqualified Deferred Compensation Plan.

                      Votes For - 9,035,856;         Votes Against -766,642;            Abstentions - 328,712



              4.) Approval of Grant Thornton LLP as the independent auditing firm for the Company for the fiscal year ending December 31, 2001.


                      Votes For - 9,646,600;         Votes Against - 464,598;           Abstentions - 20,012

                                    PART II

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





                                     RCM Technologies, Inc.





           Date: July 31, 2001       By:/s/ Stanton Remer
                                     --- ------- -----
                                     Stanton Remer
                                     Chief Financial Officer,
                                     Treasurer, Secretary and Director
                                    (Principal Financial Officer and
                                     Duly Authorized Officer of the Registrant)