Form 10-Q
period 2001-09-30
RCM TECHNOLOGIES INC
filed 2001-10-31
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 10,539,424 shares outstanding as of October 30, 2001.





                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION

                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
                 and December 31, 2000                                                                3

               Unaudited Consolidated Statements of Operations and Comprehensive Income
                 for the Nine-Month Periods Ended September 30, 2001 and 2000                         5

               Unaudited Consolidated Statements of Operations and Comprehensive Income
                 for the Three-Month Periods Ended September 30, 2001 and 2000                        6

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Nine-Month Period Ended September 30, 2001                            7

               Unaudited Consolidated Statements of Cash Flows for the Nine-
                 Month Periods Ended September 30, 2001 and 2000                                      8

               Notes to Unaudited Consolidated Financial Statements                                  10


          Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  15

    PART II - OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                                                  22

          Signatures                                                                                 23


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000


                                     ASSETS


                                                                            September 30,         December 31,
                                                                                 2001                 2000
                                                                            ---------------      ---------------

                                                                               (Unaudited)
Current  assets
   Cash and cash equivalents                                                   $ 7,730,524          $ 3,170,658
   Accounts receivable, net of allowance for doubtful accounts
      of  $1,890,000 and $1,875,000, respectively                               48,970,674           64,032,564
   Income tax refund receivable                                                  1,963,149            7,417,258
   Prepaid expenses and other current assets                                     2,608,551            3,161,235
   Deferred tax assets                                                           1,485,009            1,449,518
                                                                            ---------------      ---------------

      Total current assets                                                      62,757,907           79,231,233
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                         10,850,808           10,238,480
   Less: accumulated depreciation and amortization                               3,961,034            4,079,857
                                                                            ---------------      ---------------


                                                                                 6,889,774            6,158,623
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                        184,463              223,512
   Intangible assets, net of accumulated amortization
     of  $12,694,000 and $7,878,000, respectively
      Goodwill                                                                  95,515,271           88,655,460
                                                                            ---------------      ---------------


                                                                                95,699,734           88,878,972
                                                                            ---------------      ---------------






      Total assets                                                            $165,347,415         $174,268,828
                                                                            ===============      ===============

                                       3
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                    September 30, 2001 and December 31, 2000


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           September 30,          December 31,
                                                                                2001                  2000
                                                                           ---------------       ---------------

                                                                              (Unaudited)
Current liabilities
    Note payable                                                              $37,400,000        $
    Accounts payable and accrued expenses                                      13,088,906            13,610,547
    Accrued payroll                                                             8,127,595             7,691,258
    Payroll and withheld taxes                                                    719,714             1,311,828
    Income taxes payable                                                                                108,996
                                                                           ---------------       ---------------

      Total current liabilities                                                59,336,215            22,722,629
                                                                           ---------------       ---------------



Long-term liabilities
      Note payable                                                                                   47,300,000
      Income taxes payable                                                        727,957             2,183,873
                                                                           ---------------       ---------------

                                                                                  727,957            49,483,873
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized;
      10,539,424 and 10,499,651 issued and outstanding, respectively              526,971               524,982
    Accumulated other comprehensive loss                                  (       379,317)      (       233,631)
    Additional paid-in capital                                                 93,618,838            93,516,080
    Retained earnings                                                          11,516,751             8,254,895
                                                                           ---------------       ---------------

                                                                              105,283,243           102,062,326
                                                                           ---------------       ---------------






      Total liabilities and shareholders' equity                             $165,347,415          $174,268,828
                                                                           ===============       ===============
                                       4
The accompanying notes are an integral part of these financial statements.


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                                2001                  2000
                                                                           ----------------      ---------------

Revenues                                                                      $176,070,965         $224,591,729

Cost of services                                                               126,872,351          165,725,034
                                                                           ----------------      ---------------

Gross profit                                                                    49,198,614           58,866,695
                                                                           ----------------      ---------------

Operating costs and expenses
   Selling, general and administrative                                          33,763,320           41,587,387
   Depreciation                                                                    799,200              889,282
   Amortization                                                                  4,815,996            4,282,124
   Unusual items
      Restructuring charge                                                                           36,706,712
      Non recurring                                                                                   2,100,000
                                                                           ----------------      ---------------

                                                                                39,378,516           85,565,505
                                                                           ----------------      ---------------

Operating income (loss)                                                          9,820,098      (    26,698,810)
                                                                           ----------------      ---------------

Other (expenses) income
   Interest expense, net of interest income                               (      1,828,386)     (     2,846,213)
   Gain (loss) on foreign currency transactions                                     15,023      (         4,087)
                                                                           ----------------      ---------------

                                                                          (      1,813,363)     (     2,850,300)

                                                                           ----------------      ---------------

Income (loss) before income taxes                                                8,006,735      (    29,549,110)

Income taxes (credit)                                                            4,744,879      (     5,530,461)
                                                                           ----------------      ---------------

Net income (loss)                                                                3,261,856      (    24,018,649)

Other comprehensive loss
   Foreign currency translation adjustment                                (        145,686)     (       211,897)
                                                                           ----------------      ---------------


Comprehensive income (loss)                                                    $ 3,116,170      (   $24,230,546)
                                                                           ================      ===============


Basic earnings (loss) per share                                                       $.31               ($2.29)
                                                                                      ====                =====

Weighted average number of common
   shares outstanding                                                           10,513,054           10,499,188
                                                                                ==========           ==========

Diluted earnings (loss) per share                                                     $.30               ($2.29)
                                                                                      ====                =====

Weighted average number of common and common equivalent shares outstanding
   (includes dilutive securities relating to
   options of 186,298 and 0 in 2001 and 2000, respectively)                     10,699,352           10,499,188
                                                                                ==========           ==========

                                       5
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                                   2001               2000
                                                                              ---------------     --------------

Revenues                                                                         $53,051,269        $73,656,343

Cost of services                                                                  38,402,675         53,432,537
                                                                              ---------------     --------------

Gross profit                                                                      14,648,594         20,223,806
                                                                              ---------------     --------------

Operating costs and expenses
    Selling, general and administrative                                           10,082,933         13,622,483
    Depreciation                                                                     305,530            298,030
    Amortization                                                                   1,449,442          1,163,357
   Unusual items
      Restructuring charge                                                                           36,706,712
      Non recurring                                                                                   2,100,000
                                                                              ---------------     --------------

                                                                                  11,837,905         53,890,582
                                                                              ---------------     --------------

Operating income (loss)                                                            2,810,689     (   33,666,776)
                                                                              ---------------     --------------

Other (expenses) income
    Interest expense, net of interest income                                 (       512,757)    (    1,033,118)
    Gain (loss) on foreign currency transactions                                       4,874     (           31)
                                                                              ---------------     --------------

                                                                             (       507,883)    (    1,033,149)
                                                                              ---------------     --------------


Income (loss) before income taxes                                                  2,302,806     (   34,699,925)

Income taxes (credit)                                                              1,544,010     (    8,282,871)
                                                                              ---------------     --------------

Net income (loss)                                                                    758,796     (   26,417,054)

Other comprehensive income (loss)
    Foreign currency translation adjustment                                           82,287     (       42,424)
                                                                              ---------------     --------------


Comprehensive income (loss)                                                        $ 841,083     (  $26,459,478)
                                                                              ===============     ==============


Basic earnings (loss) per share                                                         $.07             ($2.52)
                                                                                        ====              =====

Weighted average number of common
    shares outstanding                                                            10,539,675         10,499,651
                                                                                  ==========         ==========

Diluted earnings (loss) per share                                                       $.07             ($2.52)
                                                                                        ====              =====

Weighted average number of common
    and common equivalent shares outstanding and common equivalent shares outstanding (includes dilutive securities relating to
    options of 330,000 and 0 in 2001 and 2000, respectively)                      10,869,675         10,499,651
                                                                                  ==========         ==========

                                       6
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 2001
                                   (Unaudited)








                                                                   Accumulated
                                                                      Other          Additional
                                            Common Stock          Comprehensive       Paid-in        Retained
                                            ------------
                                         Shares          Amount   Income (Loss)       Capital        Earnings          Total
                                         ------          ------   -------------       -------        --------          -----



Balance, January 1, 2001               10,499,651      $524,982        ($233,631)     $93,516,080     $8,254,895  $102,062,326



Employee Stock Purchase Plan               39,773         1,989                           102,758
                                                                                                                       104,747


Translation adjustment                                                  (145,686)
                                                                                                                      (145,686)


Net income                              _________      ________         _________      __________      3,261,856     3,261,856
                                                                                                   -------------   --------------



Balance, September 30, 2001            10,539,424      $526,971        ($379,317)     $93,618,838    $11,516,751   $105,283,243
                                       ==========      ========        ==========     ===========    ===========   ============

                                      7
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                                                   2001               2000
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income (loss)                                                             $3,261,856     (  $24,018,649)
                                                                              ---------------     --------------




    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                             5,615,196          5,171,406
         Provision for losses on accounts receivable                                  15,000            752,000
         Restructuring and unusual charge                                                            38,806,712
         Changes in assets and liabilities:
             Accounts receivable                                                  15,046,890     (    4,319,877)
             Income tax refund receivable                                          4,481,633     (    5,281,241)
             Deferred tax asset                                              (        35,491)    (    2,169,233)
             Prepaid expenses and other current assets                               552,684     (    2,005,121)
             Accounts payable and accrued expenses                           (     3,511,834)         7,695,249
             Accrued payroll                                                         436,337          4,499,311
             Payroll and withheld taxes                                      (       592,114)           323,606
             Income taxes payable                                            (       592,436)           496,870
                                                                              ---------------     --------------


    Total adjustments                                                             21,415,865         43,969,682
                                                                              ---------------     --------------



Net cash provided by operating activities                                         24,677,721         19,951,033
                                                                              ---------------     --------------


                                       8
The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 2001 and 2000 - (Continued)
                                   (Unaudited)


                                                                                   2001               2000
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                          (    $1,620,002)    (   $1,461,122)
    Decrease in deposits                                                              39,049              6,720
    Purchase of acquired companies including
      contingent consideration, net of cash acquired                         (     8,595,963)    (   21,105,140)
                                                                              ---------------     --------------


    Net cash used in investing activities                                    (    10,176,916)    (   22,559,542)
                                                                              ---------------     --------------


Cash flows from financing activities:
    Employee Stock Purchase Plan                                                     104,747
    Exercise of stock options                                                                            42,950
    Borrowings (repayments) of note payable                                  (     9,900,000)         5,400,000
                                                                              ---------------     --------------


    Net cash provided by (used in) financing activities                      (     9,795,253)         5,442,950
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                 (       145,686)    (      211,897)
                                                                              ---------------     --------------


Increase in cash and cash equivalents                                              4,559,866          2,622,544

Cash and cash equivalents at beginning of period                                   3,170,658          4,025,808
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $7,730,524         $6,648,352
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                            $1,918,626         $3,079,129
      Income taxes                                                                $2,399,761         $2,958,615


                                       9
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Unusual Items

     In the third quarter of 2000, the Company recorded the following unusual items:

       In Millions
         Impairment of goodwill                $ 35.3
         Restructuring charge                     1.4
         Other non recurring charges              2.1
                                              -------
                                                $38.8

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

        Restructuring Charge

        The restructuring charge during 2000 of $1.4 million consists of expenses associated with the consolidation of certain offices principally lease obligations for vacated offices as well as a write down of leasehold improvements and office equipment to its net realizable value for closed offices.

        Other non recurring charges

        The non recurring charge during 2000 of $2.1 million consists of expenses associated with integration of employee benefit plans and vacation plans which were assumed in connection with the Company's previous completed acquisitions.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.   Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets (goodwill) is reflected in the consolidated balance sheets as Intangible Assets. Goodwill, net of amortization, at September 30, 2001 and December 31, 2000 was $95,515,000 and $88,655,000, respectively, and is being amortized on a straight-line method over twenty years. Amortization expense for the nine months ended September 30, 2001 and 2000 was $4,816,000 and $4,282,000, respectively. Amortization expense for the three months ended September 30, 2001 and 2000 was $1,449,000 and $1,163,000, respectively.

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

4.   Note Payable

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

     Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2002. Management of the Company anticipates commencing negotiations for renewal or replacement of the Revolving Credit Facility in early 2002. The weighted average interest rates at September 30, 2001 and December 31, 2000 were 5.18% and 8.33%, respectively. The amounts outstanding under the Revolving Credit Facility at September 30, 2001 and December 31, 2000 were $37.4 million and $47.3 million, respectively.

5.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                               Nine Months Ended                   Three Months Ended
                                                 September 30,                       September 30,
                                         -------------------------------     -------------------------------

                                             2001             2000               2001             2000
                                         --------------  ---------------     --------------   --------------

    Interest expense                     ($2,095,981)    ($3,057,579)          ($ 575,206)    ($1,129,746)
    Interest income
                                             267,595         211,366               62,449          96,628
                                         --------------  ---------------     --------------   --------------

                                         ($1,828,386)    ($2,846,213)          ($ 512,757)    ($1,033,118)
                                         ==============  ===============     ==============   ==============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.   Computation of Earnings Per Share

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

7.   Segment Information

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

    Nine Months Ended               Information      Professional      Commercial
    September 30, 2001               Technology       Engineering       Services         Corporate         Total
                                   ---------------   --------------   --------------    -------------   -------------
    Revenue                              $126,395          $31,684          $17,991                         $176,070

    Operating expenses (1)                115,634           27,687           17,314                          160,635
                                          -------           ------           ------                          -------

    EBITDA (1)  (2)                        10,761            3,997              677                           15,435

    Depreciation                              580              181               38                              799

    Goodwill amortization                   4,292              499               25                            4,816
                                            -----              ---               --                            -----

    Operating income (1)                   $5,889           $3,317             $614                           $9,820
                                           ======           ======             ====                           ======

    Total assets                         $123,360          $17,767           $6,359          $17,861        $165,347

    Capital expenditures                     $421             $173                            $1,026          $1,620

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.  Segment Information - Continued

    Nine Months Ended               Information      Professional      Commercial
    September 30, 2000               Technology       Engineering       Services         Corporate         Total
                                   ---------------   --------------   --------------    -------------   -------------


    Revenue                              $174,380          $29,629          $20,583                         $224,592

    Operating expenses (1)                159,685           27,933           19,695                          207,313
                                          -------           ------           ------                          -------

    EBITDA (1)  (2)                        14,695            1,696              888                           17,279

    Depreciation                              653              214               22                              889

    Goodwill amortization                   3,743              504               35                            4,282
                                            -----            -----             ----                            -----

    Operating income (1)                 $ 10,299            $ 978            $ 831                         $ 12,108
                                         ========            =====            =====                         ========

    Total assets                         $133,329          $17,641           $6,482          $21,937        $179,389

    Capital expenditures                     $793             $165              $45             $458          $1,461


    Three Months Ended               Information      Professional      Commercial
    September 30, 2001                Technology       Engineering       Services         Corporate         Total
                                    ---------------   --------------   --------------   --------------   ------------


    Revenue                                $36,053          $11,435           $5,563                         $53,051

    Operating expenses (1)                  33,663            9,481            5,341                          48,485
                                            ------            -----            -----                          ------

    EBITDA (1) (2)                           2,390            1,954              222                           4,566

    Depreciation                               210               80               16                             306

    Goodwill amortization                    1,270              171                8                           1,449
                                             -----              ---                -                           -----

    Operating income (1)                      $910           $1,703             $198                          $2,811
                                              ====           ======             ====                          ======

    Total assets                          $123,360          $17,767           $6,359          $17,861       $165,347

    Capital expenditures                       $42             $173                              $301           $516


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   Segment Information - Continued

    Three Months Ended               Information      Professional      Commercial
    September 30, 2000                Technology       Engineering       Services         Corporate         Total
                                    ---------------   --------------   --------------   --------------   ------------


    Revenue                                $56,668          $ 9,769          $ 7,219                         $73,656

    Operating expenses (1)                  50,907            9,321            6,827                          67,055
                                            ------            -----            -----                          ------

    EBITDA (1) (2)                           5,761              448              392                           6,601

    Depreciation                               215               81                2                             298

    Goodwill amortization                    1,020              135                8                           1,163
                                    --       -----    ---       ---    ------      -                     --    -----

    Operating income (1)                   $ 4,526             $232             $382                          $5,140
                                           =======             ====             ====                          ======

    Total assets                          $133,329          $17,641           $6,482          $21,937       $179,389

    Capital expenditures                      $196              $90              $30             $255           $571


(1) Operating expenses, EBITDA and operating income are exclusive of unusual items during 2000 in the amount of $38.8 million (see note 2).

(2) EBITDA consists of earnings before interest income, interest expense, other non-operating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company's performance or to cash flows from operating activities as a measure of liquidity.

8.   Recent Accounting Pronouncements

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Overview

RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM is an innovative leader in the design, development and delivery of these services to various industries. RCM's offices are located in major metropolitan centers throughout North America. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management, Enterprise Application Integration and Supply Chain. RCM's Engineering services focus on Engineering Design, Technical Support, and Project Management and Implementation. The Company provides its services to clients in banking and finance, healthcare, insurance, aerospace, pharmaceutical, telecommunications, utility, technology, manufacturing and distribution and government sectors. The Company believes that the breadth of services fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

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

Most companies have recognized the importance of the Internet and information management technologies to competing in today's business climate. However, the uncertain economic environment curtailed companies' motivation for rapid adoption of many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. Companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has had the effect of delaying or totally negating the spending on many emerging new solutions which were formally anticipated.

Nonetheless, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement packaged software applications to support existing business objectives. Companies also need to continually keep pace with new developments which often render existing equipment and internal skills obsolete. Consequently, business drivers cause IT managers to support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints. This has given rise to increasing demand for outsourcing. Clients are increasingly evaluating the potential for outsourcing business critical applications and entire business functions. The Company is positioned to take advantage of this accelerating trend.

The Company presently realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end to end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level and experience and the type of work performed. The Company also provides project management and consulting work which are billed either by agreed upon fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solution work are higher than those for professional services. The Company is currently working to expand its sales of higher margin solution and project management services.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Nine Months Ended September 30, 2001 Compared to Nine Months Ended
 September 30, 2000

A summary of operating results for the nine months ended September 30, 2001 and 2000 is as follows (in thousands, except for earnings per share data):

                                                                    2001                             2000
                                                          -------------------------         ------------------------

                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue
                                                          --------      --------          --------       -------

Revenues                                                $  176,071         100.0%        $  224,592        100.0%
Cost of services                                           126,872          72.1            165,725         73.8
                                                        ----------          ----         ----------         ----
Gross profit                                                49,199          27.9             58,867         26.2
                                                        ----------          ----         ----------         ----

Selling, general and administrative                         33,763          19.2             41,587         18.5
Depreciation                                                   799            .4                889           .4
                                                        ----------        ------         ----------       ------
                                                            34,562          19.6             42,476         18.9
                                                        ----------          ----         ----------         ----
Income before other (expense) income,
  income taxes, goodwill amortization, and
  unusual charges                                           14,637           8.3             16,391          7.3
Other expense                                           (    1,814  )      ( 1.0)        (    2,850)       ( 1.3)
                                                         ---------          ----          ---------         ----


Income before income taxes
  and goodwill amortization                                 12,823           7.3             13,541          6.0
Income taxes                                                 5,361           3.0              5,583          2.5
                                                        ----------           ---         ----------         ----
Income before goodwill amortization                          7,462           4.3         7,958               3.5

Goodwill amortization, net of income tax benefits       (    4,200  )      ( 2.4)        (    3,360)       ( 1.5)
Restructuring and unusual charges, net of tax
  income tax benefits                                                        x.x         (   28,617)       (12.7)
                                                        ----------           ---          ---------         ----
Net income (loss)                                       $    3,262           1.9%        ($  24,019)       (10.7%)
                                                        ==========           ===          =========         =====

                                                            2001                             2000
                                                          ---------                         --------
Earnings per share:
Basic:
     Income before goodwill amortization                    $  .71                           $  .76
     Goodwill amortization                                  (  .40  )                        (  .32)
     Restructuring and unusual charges                                                       ( 2.73)
                                                            ------                            ------
     Net income (loss)                                      $  .31                           ($2.29)
                                                            ======                            =====
Diluted:
     Income before goodwill amortization                    $  .69                           $  .76
     Goodwill amortization                                  (  .39  )                        (  .32)
     Restructuring and unusual charges                                                       ( 2.73)
                                                            ------                            -----
     Net income (loss)                                      $  .30                           ($2.29)
                                                            ======                            =====


Revenues. Revenues decreased 21.6%, or $48.5 million, for the nine months ended September 30, 2001 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decline was primarily attributable to softness in the Information Technology ("IT") sector.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Nine Months Ended September 30, 2001 Compared to Nine Months Ended
 September 30, 2000 - (Continued)

Cost of Services. Cost of services decreased 23.4%, or $38.9 million, for the nine months ended September 30, 2001 as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation associated with decreased revenues experienced during the nine months ended September 30, 2001. Cost of services as a percentage of revenues decreased to 72.1% for the nine months ended September 30, 2001 from 73.8% for the comparable prior year period. This decline was primarily attributable to continuing efforts by the Company to seek higher margin business.

Selling, General and Administrative. Selling, general and administrative expenses decreased 18.8%, or $7.8 million, for the nine months ended September 30, 2001 as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in revenues and a corresponding reduction in the related variable costs and cost cutting initiatives. Due to an economic slowdown, the Company experienced, during the nine months ended September 30, 2001, bad debt expense of approximately $1.1 million, which was $500,000 in excess of the amount in the comparative prior period.

Depreciation. Depreciation decreased 10.1%, or $90,000, for the nine months ended September 30, 2001 as compared to the comparable prior year period. This decrease was primarily due to the write down of certain fixed assets to net realizable value in the fiscal year ended December 31, 2000.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the nine months ended September 30, 2001, actual interest expense of $2.1 million was offset by $268,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net decreased $1.0 million for the nine months ended September 30, 2001 as compared to the comparable prior year period. This decrease was primarily due to the increased cash derived from operating activities which was used to reduce interest bearing debt.

Income Tax. Income tax expense decreased 4.0%, or $222,000, for the nine months ended September 30, 2001 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes and goodwill amortization for the nine months ended September 30, 2001 compared to the comparable prior year period.

Goodwill Amortization. Goodwill amortization for the nine months ended September 30, 2001 and 2000 was net of income tax benefit of $616,000 and $922,000, respectively. Goodwill amortization, net of income tax benefits increased 25.0%, or $840,000 for the nine months ended September 30, 2001 as compared to the comparable prior year period. The increase was due primarily to the shortened amortization period related to contingent consideration paid on a certain acquisition.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended September 30, 2001 Compared to Three Months
 Ended September 30, 2000

A summary of operating results for the three months ended September 30, 2001 and 2000 is as follows (in thousands, except for earnings per share data):

                                                                    2001                             2000
                                                          -------------------------         ------------------------
                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue
                                                          --------      --------          --------       -------

Revenues                                                  $ 53,051         100.0%         $  73,656        100.0%
Cost of services                                            38,402          72.4             53,433         72.5
                                                          --------          ----          ---------         ----
Gross profit                                                14,649          27.6             20,223         27.5
                                                          --------          ----          ---------         ----

Selling, general and administrative                         10,083          19.0             13,622         18.5
Depreciation                                                   306            .6                298           .4
                                                          --------        ------          ---------       ------
                                                            10,389          19.6             13,920         18.9
                                                          --------          ----          ---------         ----

Income before other expense, income taxes,
  goodwill amortization, and unusual charges                 4,260           8.0              6,303          8.6
Other (expense) income                                    (    508  )        1.0          (   1,033)         1.4
                                                           -------         -----           --------         ----

Income before income taxes
  and goodwill amortization                                  3,752           7.0              5,270          7.2
Income taxes                                                 1,609           3.0              2,286          3.1
                                                          --------         -----          ---------         ----
Income before goodwill amortization                          2,143           4.0              2,984          4.1

Goodwill amortization, net of income tax benefits         (  1,384  )      ( 2.6)         (     784)      (  1.1)
Restructuring and unusual charges, net of tax
  income tax benefits                                                        x.x          (  28,617)       (38.9)
                                                          --------           ---           --------         ----
Net income (loss)                                         $    759           1.4%         ($ 26,417)       (35.9%)
                                                          ========         =====           ========         =====

                                                            2001                             2000
                                                          ---------                         --------
Earnings per share:
                    -----
Basic:
     Income before goodwill amortization                    $  .20                           $  .28
     Goodwill amortization                                   ( .13)                          (  .07)
     Restructuring and unusual charges                                                       ( 2.73)
                                                            ------                            -----
     Net income (loss)                                      $  .07                           ($2.52)
                                                            ======                            =====
Diluted:
     Income before goodwill amortization                    $  .20                           $  .28
     Goodwill amortization                                   ( .13)                          (  .07)
     Restructuring and unusual charges                                                       ( 2.73)
                                                            ------                            ------
     Net income (loss)                                      $  .07                           ($2.52)
                                                            ======                            =====

Revenues. Revenues decreased 28.0%, or $20.6 million, for the three months ended September 30, 2001 as compared to the comparable prior year periods. The revenue decline was primarily attributable to softness in the ("IT") sector.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended September 30, 2001 Compared to Three Months
 Ended September 30, 2000 - (Continued)

Cost of Services. Cost of services decreased 28.1%, or $15.0 million, for the three months ended September 30, 2001 as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation associated with decreased revenues experienced during the three months ended September 30, 2001. Cost of services as a percentage of revenues decreased to 72.4% for the three months ended September 30, 2001 from 72.5% for the comparable prior year period. This decline was primarily attributable to continuing efforts by the Company to seek higher margin business.

Selling, General and Administrative. Selling, general and administrative expenses decreased 26.0%, or $3.5 million, for the three months ended September 30, 2001 as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in revenues and a corresponding reduction in the related variable costs and cost cutting initiatives.

Depreciation. Depreciation increased 2.7%, or $8,000, for the three months ended September 30, 2001 as compared to the comparable prior year period. This increase was primarily due to depreciation of equipment related to a corporate relocation.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the three months ended September 30, 2001, actual interest expense of $575,200 was offset by $62,400 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net decreased $520,400 for the three months ended September 30, 2001 as compared to the comparable prior year period. This increase was primarily due to the increased cash derived from operating activities which was used to reduce interest bearing debt.

Income Tax. Income tax expense decreased 29.6%, or $677,000, for the three months ended September 30, 2001 as compared to the comparable prior year period. This decrease was attributable to a decrease in taxable income for the three months ended September 30, 2001 compared to the comparable prior year period.

Goodwill Amortization. Goodwill amortization for the three months ended September 30, 2001 and 2000 was net of income tax benefit of $65,000 and $379,000, respectively. Goodwill amortization, net of income tax benefits increased 76.5%, or $600,000 for the three months ended September 30, 2001 as compared to the comparable prior year period. The increase was due to the amortization of earnout payments subsequent to September 30, 2000.

Restructuring and Non Recurring Charges. In the third quarter of 2000, the Company recorded an impairment of goodwill in connection with a review of the carrying value of its goodwill, a restructuring charge associated with the consolidation of certain offices and certain non recurring items associated with the integration of employee benefit plans and vacation plans in the amounts of $35.3 million, $1.4 million and $2.1 million, respectively. Restructuring and non recurring charges reduced income before the related tax benefits for the three months ended September 30, 2001 by $38.8 million and $28.6 million after the related tax benefits.


Liquidity and Capital Resources

Operating activities provided $24.7 million of cash for the nine months ended September 30, 2001 as compared to operating activities providing $20.0 million of cash for the nine months ended September 30, 2000. The increase in cash provided by operating activities was primarily attributable to decreases in accounts receivable, income tax refund receivable, and prepaid expenses and other current assets, and increases in accounts payable and accrued expenses and accrued payroll, which was partially offset by decreases in payroll and withheld taxes and income taxes payable, and deferred tax assets and increased levels of depreciation and amortization.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources - (Continued)

Investing activities used $10.2 million for the nine months ended September 30, 2001 as compared to $22.6 million for the comparable period. The reduction in the use of cash for investing activities for the nine months ended September 30, 2001 as compared to the comparable period was primarily attributable to a reduction in acquisition and deferred consideration payments.

Financing activities (principally debt reduction activities) used $9.8 million for the nine months ended September 30, 2001 as compared to financing activities providing $5.4 million for the comparable period.

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

Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2002. Management of the Company anticipates commencing negotiations for renewal or replacement of the Revolving Credit Facility in early 2002. The weighted average interest rates at September 30, 2001 and December 31, 2000 were 5.18% and 8.33%, respectively. The amounts outstanding under the Revolving Credit Facility at September 30, 2001 and December 31, 2000 were $37.4 million and $47.3 million, respectively.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In its Annual Report on Form 10-K for the year ended December 31, 2000, the Company disclosed that on November 6, 1998, two former officers filed suit against the Company alleging wrongful termination of their employment, failure to make severance payments and wrongful conduct by the Company in connection with the grant and ultimate divestiture of Stock Options to the plaintiffs. The complaint also alleges the Company wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs and makes various other claims including a claim for punitive damages. In the suit, the plaintiffs seek damages of approximately $480,000 plus other unspecified amounts. The claims relating to wrongful termination of employment and wrongful conduct by the Company in connection with the grant of Stock Options to the plaintiffs have been submitted to binding arbitration; closing arguments in that proceeding have been held and a decision by the arbitrator is expected before the end of the fourth quarter of 2001. The Company expects discovery in the litigation to continue. Management believes the suit is without merit and has defended the claims vigorously.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None.


         (b)  Reports on Form 8-K

              None.

                                   RCM TECHNOLOGIES, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      RCM Technologies, Inc.





          Date: October 31, 2001      By:/s/ Stanton Remer
                                      --- ------- -----
                                      Stanton Remer
                                      Chief Financial Officer,
                                      Treasurer, Secretary and Director
                                     (Principal Financial Officer and
                                      Duly Authorized Officer of the Registrant)