Form 10-K
period 2001-12-31
RCM TECHNOLOGIES INC
filed 2002-02-25
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from ........... to ...........
                         Commission file number 1-10245

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X           NO__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 22, 2002 was approximately $53,628,000 based upon the closing price of the Common Stock on such date on The Nasdaq National Market of $5.11. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares of Registrant's Common Stock (par value $0.05 per share) outstanding as of February 22, 2002: 10,571,761.

Documents Incorporated by Reference

         Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders ("the 2002 Proxy Statement") are incorporated by reference into Items 10,11,12 and 13 in Part III of this Annual Report on Form 10-K. If the 2002 Proxy Statement is not filed by April 30, 2002, an amendment to this Annual Report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

                                     PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other Company reports and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions which include, among others, statements regarding the Company's intentions as to changes to its product offerings, its concentration or higher margin service areas, its pursuit of strategic alliances, partnerships, clients and acquisitions, the increased use of the SAP platform and the increased propensity of clients to outsource IT functions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions and placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (vii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums;
(xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; and (xvii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

     General

     RCM Technologies, a Nevada corporation formed in 1971, is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM is an innovative leader in the design, development and delivery of these services to various industries. RCM's offices are located in throughout North America, including major metropolitan centers. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management, Enterprise Application Integration and Supply Chain. RCM's Engineering services focus on Engineering Design, Technical Support, and Project Management and Implementation. The Company's Commercial Services Group provides Specialty Healthcare professionals as well as General Support Services. The Company provides its services to clients in banking and finance, healthcare, insurance, aerospace, pharmaceutical, telecommunications, utility, technology, manufacturing and distribution and government sectors. The Company believes that the breadth of services fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

     During the fiscal year ended December 31, 2001, approximately 70% of RCM's total revenues were derived from IT services, 20% from Engineering services and the remaining 10% from Commercial Services.

     RCM sells and delivers its services through a network of 52 branch offices located in selected regions throughout North America. The Company has executed a regional strategy to better leverage its consulting services offering. The Company has also implemented a reorganization of its Solutions practices to centralize management oversight and to expand the sales and marketing of those services.

     Growth in demand for IT consulting services has slowed in the past two years after several years of rapid growth. The decline in sales along with a decline in operating income of certain branch offices has resulted in impairment charges for the years ended December 31, 2001 and 2000. Despite a sales slow down, RCM has achieved positive growth of the gross margin percentages for the services delivered.

     Industry Overview

     Businesses today face intense competition, the challenge of constant technological change, and the ongoing need for business process optimization. Companies are turning to IT solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and deploy new information technologies has become critical.

     Although many companies have recognized the importance of IT systems and products to competing in today's business climate, the process of designing, developing and implementing IT solutions has become increasingly complex. With the prevailing economic conditions, many customers have nonetheless elected to defer, redefine or actually cancel investments in new systems or software. Many companies are focusing now on making the most effective use of existing investments they have already made in software and technology solutions. Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered a competitive imperative. Many clients are laying off their own permanent staff and reducing the demand for consulting services in attempts to maintain profitability. This has a direct impact on RCM's revenues.

     The current economic environment has further challenged many companies as they evaluate and determine which investment or funding choices they should make or maintain or enhancements to business critical applications. IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and off-the-shelf software applications to support business objectives. Companies also need to keep pace with new developments in technology, which often render existing equipment and internal skills obsolete. At the same time, external economic factors have caused many organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity, quality and variety of IT skills necessary to design and support IT solutions. IT managers are charged with supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

     The Company believes the strongest demand for IT services is among middle-market companies, which typically lack the time and technical resources to satisfy all of there IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives. These companies often rely on IT service providers to help implement and manage their systems. However, many middle-market companies rely on multiple providers for their IT needs. Generally, the Company believes that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies' needs. The Company believes this reliance on multiple service providers creates multiple relationships that are more difficult and less cost-effective to manage than a single relationship would be and can adversely impact the quality and compatibility of IT solutions. RCM is structured to provide middle-market companies an objective, single-source for there IT needs.

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

     Growth Strategy

     Full Cycle Solution. The Company is building out its Full Cycle Solution capability. The goal of the full cycle strategy is to fully address a client's project implementation cycle. This entails the Company working with its clients from the initial conceptualization of a project through its design and project execution, and extending into ongoing management and support of the delivered product. RCM's strategy is to selectively build projects and solutions offerings, which utilize its extensive resource base. The Company believes that the effective execution of this strategy will generate improved margins on the existing resources. The completion of this service-offering continuum affords the Company the opportunity to strengthen long-term client relationships that will further improve the quality of earnings.

     In addition to building out the Full Cycle Solution Offering, the Company will continue to focus on transitioning into higher value oriented services to increase its margins on its various service lines. These measures will be accomplished through expansion of its client relationships and, at the same time, pursuing strategic alliances and partnerships.

     Promote Internal Growth. The Company continues to evolve its internal growth strategies. Several initiatives were launched during the year ended December 31, 2001 ("fiscal 2001"). The results of these efforts have produced gains in margin growth, RCM's customer service focus and national account coordination, as well as greater client penetration.

     Growth Strategy (Continued)

     Gross margins increased as a direct result of implementing a program at all operating branches of the Company to conduct business at certain margin thresholds. The policies developed during this initiative continue to be refined and administered.

     In geographic regions where the Company has a high density of offices, sales management programs were designed and implemented to segregate clients into regional accounts. This process has provided a higher degree of account coordination so clients can benefit from the wider array of services that are offered by the Company.

     During fiscal 2001, RCM continued a company-wide training initiative in which sales managers and professionals received advanced sales training. The purpose of the training, which is a multi-semester program, is to sharpen sales skills and to further assist the sales force in identifying, developing and closing solution sales.

     RCM has adopted an industry-centric approach to sales and marketing. This initiative recognizes that clients within the same industry sectors tend to have common business challenges. It therefore allows the Company to present and deliver enhanced value to those clients in the industrial sectors in which RCM has assembled the greatest work experience. RCM's consultants have acquired project experience that offers differentiated awareness of the business challenges that clients in that industry are facing. This alignment also facilitates and creates additional cross-selling opportunities. The Company believes that the overall result is greater account penetration and enhanced client relationships.

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

     Continue Selective Strategic Acquisitions. The industry for the Company's services continues to be highly fragmented, and the Company plans to continue to assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's past acquisition strategy has been designed to broaden the scope of services and technical competencies and grow its Full Cycle Solution capabilities, and the Company would continue to consider such goals in any future acquisitions. In considering acquisitions, the Company focuses on companies with (i) technologies RCM has targeted for strategic value enhancement, (ii) margins that will not dilute the margins now being delivered, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company's management team. To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to three-year period.

     Operating Strategy

     Foster a Decentralized Entrepreneurial Environment. A key element of the Company's operating strategy is to foster a decentralized, entrepreneurial environment for its employees. The Company fosters this environment by continuing to build on local market knowledge of each branch's reputation and customer relationships and expertise. The Company believes an entrepreneurial business atmosphere allows its branch offices to quickly and creatively respond to local market demands and enhances the Company's ability to motivate, attract and retain managers and to maximize growth and profitability.

     Develop and Maintain Strong Customer Relationships. The Company seeks to develop and maintain strong interactive customer relationships by anticipating and focusing on its customers' needs. The Company emphasizes a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach that the Company believes is used by many of its competitors. The industry-centric strategy has allowed RCM to further expand its relationships with clients in RCM's targeted sectors.

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

     Centralize Administrative Functions. The Company seeks to maximize its operational efficiencies by integrating general and administrative functions at the corporate or regional level, and reducing or eliminating redundant functions formerly performed at smaller branch offices. This enables the Company to quickly realize savings and synergies, efficiently control, and monitor its operations. It also allows local branches to focus more on growing their sales and delivering capabilities.

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

     The Company has a wide array of service offerings and deliverables within this spectrum. Within its e-business offering, RCM delivers web strategies, web enablement of client applications, e-commerce solutions, Intranet solutions, corporate portals and complete web sites. Within its business intelligence practice, RCM provides data architecture design, data warehousing projects, knowledge management, and customer relationship management and supply chain management solutions. In its Enterprise Applications area, RCM delivers software sales for certain applications, implementation services, infrastructure support, integration services, and an array of post implementation support services. In its enterprise application integration work, the Company integrates diverse but related enterprise applications into unified cohesive operating environments. The Company believes that its ability to deliver information technology solutions across a wide range of technical platforms provides an important competitive advantage.

     The Company also ensures that its consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies. The Company's strategy is to maintain expertise and acquire knowledge in multiple technologies so it can offer its clients non-biased solutions best suited to their business needs.
                                       6

     The Company provides its IT services through a number of delivery methods. These include management consulting engagements, project management of client efforts, project implementation of client initiatives, outsourcing, both on and off site, and a full complement of resourcing alternatives.

     As of December 31, 2001, the Company employed approximately 1,250 information technology personnel.

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

     As of December 31, 2001, the Company employed approximately 540 engineering personnel.

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

     The Company's Specialty Healthcare Group provides skilled, licensed healthcare professionals, primarily physical therapists, occupational therapists, speech language pathologists and trauma nurses. The Specialty Healthcare Group provides services to hospitals, nursing homes, pre-schools and lower schools, sports medicine facilities and private practices. Services include in-patient, outpatient, sub-acute and acute care, multilingual speech pathology, rehabilitation, and geriatric, pediatric and adult day care. The Specialty Healthcare Group does not provide general nursing or home healthcare services. Typical engagements range either from three to six months or are on a day-to-day shift basis.

     As of December 31, 2001, the Company employed approximately 780 commercial services personnel.

     Branch Offices

     The Company's organization consists of five operating regions with 52 branch offices located in 17 states and Canada. The region of and services provided by each branch office are set forth in the table below.

                                    NUMBER OF
     REGION                                        OFFICES  SERVICES PROVIDED(1)

     EAST
       Connecticut...................................   2             PE
       Maryland......................................   1             IT
       New Hampshire.................................   1             IT
       New Jersey....................................   5             IT, PE, CS
       New York......................................   4             IT, PE, CS
       Pennsylvania..................................   2             IT, PE
       South Carolina................................   1             PE
       Tennessee.....................................   1             PE
       Vermont.......................................   1             PE
                                       18
     GREAT LAKES
       Illinois......................................   1             IT
       Michigan......................................   5             IT, PE
       Minnesota.....................................   1             IT
       Wisconsin.....................................   3             IT, PE
                                       10
     CENTRAL
       Texas.........................................   3             IT
                                        3
     WEST
       Arizona.......................................   1             PE
       Colorado......................................   1             IT
       Northern California...........................   2             IT
       Southern California...........................   9             IT, CS
                                       13

     CANADA..........................................   8             IT, PE

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

     Our principle sales offices have one General Manager, one sales manager, three to six sales people, one to five practice managers and several recruiters. The General Managers report to Regional Managers who are responsible for ensuring performance goals are achieved. The Company's branch managers meet frequently to discuss "best practices" and ways to increase the Company's cross selling of its professional services. The Company's practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

     Sales And Marketing

     Sales and marketing efforts are conducted at the local and regional level through the Company's network of branch offices. The Company emphasizes long-term personal relationships with customers that are developed through regular assessment of customer requirements and proactive monitoring of personnel performance. The Company's sales personnel make regular visits to existing and prospective customers. New customers are obtained through active sales programs and referrals. The Company encourages its employees to participate in national and regional trade associations, local chambers of commerce and other civic associations. The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer's information technology, engineering and other professional services needs. The Company concentrates on providing carefully screened professionals with the appropriate skills in a timely manner and at competitive prices. The Company constantly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

     The Company has elevated the importance of working with and developing its partner alliances with technology firms. Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company. Relations have been established with firms such as Microsoft, Great Plains, i2, QAD, Dorado, GEAC, Mercury, IBM, Compaq and Oracle among others. The Partner programs may be managed either at a national level from RCM's corporate offices or at a regional level from its branch offices.

     Some of the Company's larger representative customers include 3M, Apple, Bruce Power, Ericsson, IBM, Liberty Mutual Insurance, Lockheed Martin, Medtronic, Merck, Merrill Lynch, Ontario Power, Sun Microsystems, Toyota, United Technologies, Vermont Yankee Nuclear Power, U.S. Treasury and Wells Fargo. The Company serves Fortune 1000 companies and many middle market clients. The Company's relationships with these customers are typically formed at the local or regional level or, when appropriate, at the corporate level for national accounts.

     During fiscal 2001, no one customer accounted for more than 5% of the Company's revenues. The Company's five and ten largest customers accounted for approximately 20% and 28%, respectively, of the Company's revenues for fiscal 2001.

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

     Competition

     The market for IT and engineering services includes a large number of competitors, is subject to rapid change and is highly competitive. As the market demand has shifted many software companies have adopted tactics to pursue services and consulting offerings making them direct competitors when in the past they may have been alliance partners. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

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

     Employees

     As of December 31, 2001, the Company employed an administrative staff of approximately 290 people, including certified IT specialists and licensed professional engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company. As of December 31, 2001, approximately 1,250 information technology professionals and 540 engineering and technical personnel were employed by the Company to work on client projects for various periods. The Company also employed approximately 780 commercial services personnel as of December 31, 2001. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


ITEM 2.  PROPERTIES

     The Company provides specialty professional consulting services, principally performed at various client locations, through 52 offices in 17 states and Canada. The Company's administrative and sales offices typically consist of 1,000 to 3,000 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

     The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 9,100 square feet and are leased at a rate of $12.50 per square foot per month for a term ending on January 31, 2003.

     The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054. These premises consist of approximately 28,000 square feet and are leased at a rate of $25.00 per square foot per month for a term ending on June 30, 2012.


ITEM 3.  LEGAL PROCEEDINGS

     In 1998, two former officers filed suit against the Company alleging wrongful termination of their employment, wrongful failure to make severance payments and wrongful conduct by the Company in connection with the grant and non-vestiture of Stock Options to the plaintiffs. The complaint also alleged that the Company wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs under a Registration Rights Agreement and made various other claims. The plaintiffs' complaint sought damages of approximately $480,000 and further sought additional unliquidated damages. The claims relating to wrongful termination of employment and wrongful conduct by the Company in connection with the grant of Stock Options to the plaintiffs have been resolved in binding arbitration. With respect to the Company's alleged wrongful limiting of the number of shares the plaintiffs could sell and one plaintiff's claim of entitlement to severance pay of $240,000, the Company is awaiting completion of discovery and the fixing of a trial date. The Company is also awaiting the court's ruling on its motion for summary judgment in its favor with respect to the plaintiffs' claims concerning the non-vestiture of their stock options. Substantial damages are being sought on the share-selling limitation and stock option claims; however, the alleged damages are subject to significant reduction for having been avoidable losses. Management believes the suit is without merit and will continue to defend the claims vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the Symbol "RCMT". The following table sets forth approximate high and low sales prices for the two years in the period ended December 31, 2001 as reported by The Nasdaq National Market:

                                                    Common Stock
                                          --------------------------------

         Fiscal 2000                      High                         Low

              First Quarter.............. $19.13                   $10.50
              Second Quarter.............  12.94                     7.25
              Third Quarter..............   8.25                     3.88
              Fourth Quarter.............   5.69                     2.38

         Fiscal 2001

              First Quarter..............   8.00                     2.88
              Second Quarter.............   5.70                     2.85
              Third Quarter..............   6.48                     3.10
              Fourth Quarter............  $ 4.75                   $ 3.41

     Holders

     As of February 19, 2002, the approximate number of holders of record of the Company's Common Stock was 602. Based upon the requests for proxy information in connection with the Company's most recent Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 3,200.

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

                                               Years Ended             Two Months                      Years Ended
                                                                          Ended
                                     -----------------------------------------------------------------------------------------------
                                                      December 31,                                     October 31,
                                     -----------------------------------------------------------------------------------------------
                                          2001            2000            1999            1999            1998             1997
                                     -----------------------------------------------------------------------------------------------
   Income Statement

   Revenues                             $224,893,800    $296,001,276     $51,397,429    $313,385,772    $201,452,318   $113,959,093
   Gross profit                           62,795,609      78,485,616      13,218,972      76,639,326      48,424,223     27,126,745
   Income before unusual items            16,237,466      16,910,326       2,050,993                                      4,839,933
   Unusual items                       (  34,993,435)  (  38,806,712)
   Income (loss) from continuing
     operations                        (  18,755,969)  (  21,896,386)      2,050,993      14,948,248       9,796,705      4,839,933
   Loss from discontinued
     operations                                                                                                            (362,500)
   Net income (loss)                   ($ 18,755,969)  ($ 21,896,386)     $2,050,993     $14,948,248     $ 9,796,705    $ 4,477,433

   Earnings Per Share (1)
   Income (loss) from continuing
     Operations (diluted)                     ($1.78)         ($2.09)           $.19           $1.37           $1.07           $.76
   Loss from discontinued
     Operations (diluted)                                                                                                     ($.06)
   Net income (loss) (diluted)                ($1.78)         ($2.09)           $.19           $1.37           $1.07           $.70
   Net income (loss) (basic)                  ($1.78)         ($2.09)           $.20           $1.43           $1.11           $.74


                                                      December 31,                                     October 31,
                                     -----------------------------------------------------------------------------------------------
                                          2001            2000            1999            1999            1998             1997
                                     -----------------------------------------------------------------------------------------------
   Balance Sheet

   Working capital                       $10,977,131     $56,508,604     $61,383,437     $54,866,477     $53,672,589    $17,279,115
   Total assets                          131,155,945     174,268,828     183,950,884     184,047,546     117,067,151     54,082,596
   Long term liabilities                      -           49,483,873      47,300,000      40,800,000           -            308,129
   Total liabilities                      47,866,145      72,206,502      59,854,255      62,045,376      10,395,024      9,471,611
   Shareholders' equity                  $83,289,800    $102,062,326    $124,096,629    $122,002,170    $106,672,127    $44,611,985

   (1) Shares used in computing
       earnings per share:

   Basic                                  10,519,701      10,499,305      10,496,225      10,484,764       8,787,334      6,068,713
   Diluted                                10,519,701      10,499,305      10,951,447      10,942,146       9,151,903      6,361,181



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM is an innovative leader in the design, development and delivery of these services to various industries. RCM's offices are located throughout North America, including many major metropolitan centers. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management, Enterprise Application Integration and Supply Chain. RCM's Engineering services focus on Engineering Design, Technical Support, and Project Management and Implementation. The Company's Commercial services business unit provides Healthcare contract professionals as well as Clerical and Light Industrial temporary personnel. The Company provides its services to clients in banking and finance, healthcare, insurance, aerospace, pharmaceutical, telecommunications, utility, technology, manufacturing and distribution and government sectors. The Company believes that the breadth of services fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

RCM sells and delivers its services through a network of branch offices located in selected regions throughout North America. The Company has executed a regional strategy to better leverage its consulting services offering. The Company has also implemented a reorganization of its Solutions practices to centralize management oversight and to expand the sales and marketing of those services.

Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered a competitive imperative. Many clients are laying off their own permanent staff and reducing the demand for consulting services in attempts to maintain profitability. This has had a direct impact on RCM's revenues.

Most companies have recognized the importance of the Internet and information management technologies to competing in today's business climate. However, the uncertain economic environment curtailed companies' motivation for rapid adoption of many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. Companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has had the effect of delaying or totally negating the spending on many emerging new solutions, which were formally anticipated.

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

The Company presently realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed. The Company also provides project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions work are higher than those for professional consulting services. The Company is currently working to expand its sales of higher margin solution and project management services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Overview (Continued)

The majority of the Company's services are provided under purchase orders. Contracts are utilized on more of the complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary. Contracts, although they normally relate to longer-term and more complex engagements, generally do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days' notice. Revenues are recognized when services are provided.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (In thousands, except for earnings per share data)

                                                    Year Ended               Year Ended               Year Ended
                                                 December 31, 2001        December 31, 2000        October 31, 1999
                                              ------------------------ ------------------------ ------------------------

                                                             % of                     % of                     % of
                                               Amount       Revenue      Amount      Revenue      Amount      Revenue
                                              ----------  ------------ ----------- ------------ ----------- ------------

Revenues                                       $224,894      100.0%      $296,000     100.0%      $313,386     100.0%
Cost of services                                162,098       72.1        217,516      73.5        236,747      75.5
                                              ----------  ------------ ----------- ------------ ----------- ------------

Gross profit                                     62,796       27.9         78,486      26.5         76,639      24.5
                                              ----------  ------------ ----------- ------------ ----------- ------------

Selling, general and administrative              43,094       19.2         54,846      18.5         48,089      15.3
Depreciation                                      1,125         .5          1,154        .4            863        .3
                                              ----------  ------------ ----------- ------------ ----------- ------------

                                                 44,219       19.7         56,000      18.9         48,952      15.6
                                              ----------  ------------ ----------- ------------ ----------- ------------

Income before other expense (income),
  income taxes, goodwill amortization, and
  unusual charges                                18,577        8.3         22,486       7.6         27,687       8.9
Other expense                                    (2,268)      (1.0)        (3,702)     (1.3)          (920)      (.3)
                                              ----------  ------------ ----------- ------------ ----------- ------------

Income before income taxes and
  goodwill amortization                          16,309        7.3         18,784       6.3         26,767       8.6
Income taxes                                      6,922        3.1          7,673       2.6         10,287       3.3
                                              ----------  ------------ ----------- ------------ ----------- ------------

Income before goodwill amortization               9,387        4.2         11,111       3.7         16,480       5.3
Goodwill amortization, net of income
  tax benefit                                    (5,385)       2.4         (4,390)     (1.5)        (1,532)      (.5)
 Goodwill impairment, restructuring and
  unusual charges, net of tax benefit           (22,758)      10.0        (28,617)     (9.7)
                                              ----------  ------------ ----------- ------------ ----------- ------------

Net income (loss)                             ($ 18,756)      (8.3)%    ($ 21,896)     (7.4)%      $14,948       4.8%
                                              ==========  ============ =========== ============ =========== ============

Earnings per share
Basic:
  Income before goodwill amortization
and   unusual charges                              $.89                     $1.06                    $1.58
  Goodwill amortization                        (    .51)                 (    .42)                  (  .15)
  Unusual charges                              (   2.16)                 (   2.73)
                                              ----------               -----------              -----------
   Net income (loss)                             ($1.78)                   ($2.09)                   $1.43
                                              ==========               ===========              ===========

Diluted:
  Income before goodwill amortization
and   unusual charges                              $.89                     $1.06                    $1.51
  Goodwill amortization                        (    .51)                 (    .42)                  (  .14)
  Unusual charges                              (   2.16)                 (   2.73)
                                              ----------               -----------              -----------
    Net income (loss)                          (  $1.78)                 (  $2.09)                   $1.37
                                              ==========               ===========              ===========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Revenues decreased 24.0%, or $71.1 million, for fiscal 2001 as compared to fiscal 2000. The revenue decline was primarily attributable to softness in the information technology ("IT") sector. Management attributes this softness to overall economic conditions as well as a hesitancy by customers to launch new capital spending programs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000(Continued)

     Cost of Services. Cost of services decreased 25.5%, or $55.4 million, for fiscal 2001 as compared to fiscal 2000. This decrease was primarily due to a decrease in salaries and compensation associated with the decreased revenues experienced during fiscal 2001. Cost of services as a percentage of revenues decreased to 72.1% for fiscal 2001 from 73.5% for fiscal 2000. This decline was primarily attributable to continuing efforts by the Company to seek higher margin business. However, there can be no assurances that this improvement in gross margin percentage will continue.

     Selling, General and Administrative. Selling, general and administrative ("SGA") expenses decreased 21.4%, or $11.8 million, for fiscal 2001 as compared to fiscal 2000. This decrease was primarily attributable to a reduction in revenues and a corresponding reduction in the related variable costs and cost cutting initiatives. SGA expenses, as a percentage of revenues was 19.2% for fiscal 2001 as compared 18.5% for fiscal 2000. The 0.7% increase results from certain SGA costs, which could not be reduced in direct portion to the reduction in revenues.

     Depreciation. Depreciation decreased 2.5%, or $29,000, for fiscal 2001 as compared to fiscal 2000. This decrease was primarily due to write down of certain fixed assets to net realizable value in fiscal 2000.

     Other (Expense) Income, Net. Other (expense) income consists principally of interest expense, net of interest income. For fiscal 2001, actual interest expense of $2.6 million was offset by $297,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net decreased 38.7%, or $1.4 million for fiscal 2001 as compared to fiscal year 2000. This decrease was primarily due to the increased cash derived from operating activities, which was used to reduce interest-bearing debt.

     Income Tax. Income tax expense decreased $751,000, for fiscal 2001 as compared to fiscal 2000. This decrease was attributable to a lower level of income before taxes and goodwill amortization for fiscal 2001 compared to fiscal 2000.

     Goodwill Amortization. Goodwill amortization for fiscal 2001 and fiscal 2000 was net of income tax benefit of $706,000 and $1.1 million, respectively. Goodwill amortization net of tax benefit increased 22.7% or $995,000 for fiscal 2001 as compared to fiscal 2000. This increase was primarily due to the amortization of intangible assets acquired in connection with acquisitions completed prior to fiscal 2001.

     Restructuring and Non-Recurring Charges. As a result of the softness experienced in the IT sector and the resultant revenue decline, management had been closely monitoring the operating results of its IT branches throughout the year, instituting significant reduction in selling, general and administrative expenses and increasing efforts to revitalize sales levels. However, during the fourth quarter, given the current economic environment and continued reduction of capital spending on technology, management determined that operating performance of certain of its branches indicated that the possibility of impairment of goodwill arising at acquisition might be impaired. Based on current operating results and existing business conditions, management projected cash flows for these branches and compared such projected flows to the carrying value of the respective branch's goodwill. The analysis revealed that goodwill, amounting to approximately $35.0 million ($22.8 million after taxes) had been impaired and, therefore, would not be recoverable through future profitable operations of these branches.


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

     Restructuring and Non-Recurring Charges. The Company performs an impairment review on a quarterly basis in accordance with the requirements of SFAS No.
     121. In the third quarter of 2000, the Company recorded an impairment of goodwill, a restructuring charge associated with the consolidation of certain offices and certain non recurring items associated with the integration of employee benefit plans and vacation plans in the amounts of $35.3 million, $1.4 million and $2.1 million, respectively. Restructuring and non-recurring charges reduced income before the related tax benefits for fiscal 2000 by $38.8 million, and by $28.6 million after the related tax benefits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Liquidity And Capital Resources

     Operating activities provided $29.9 million of cash for fiscal 2001 as compared to operating activities providing $26.7 million and using $3.8 million of cash during fiscal 2000 and 1999, respectively. The increase in cash provided by operating activities in fiscal 2001 was primarily attributable to decreases in accounts receivable, income tax refund receivable, prepaid expenses and other current assets and a non-cash goodwill impairment charge. The aforementioned items were partially offset by an increase in deferred tax asset and decreases in accounts payable and accrued expenses, accrued payroll and income taxes payable.

     Investing activities used $15.0 million for fiscal 2001 as compared to using $27.4 million and $58.0 million in fiscal 2000 and 1999, respectively. The reduction in the use of cash for investing activities for the fiscal year 2001 as compared to fiscal 2000 was primarily attributable to a reduction in acquisition and deferred consideration payments.

     Financing activities (principally debt reduction activities) used $15.6 million for fiscal 2001 as compared to financing activities providing $43,000 for fiscal 2000. As the Company accumulates cash from operations, it often uses the cash to reduce its borrowings under the Revolving Credit Facility but may consider using cash in the future for different purposes.

     The Company and its subsidiaries are parties to an agreement with Citizens Bank, N.A. (successor to Mellon Bank, N.A.), administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered
     Rate), plus applicable margin, or the agent bank's prime rate.

     Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2002. Management of the Company has commenced negotiations for renewal or replacement of the Revolving Credit Facility. Management has renewed this Revolving Credit Facility in the past and anticipates that it will do so again. The weighted average interest rates for the years ended December 31, 2001 and 2000 were 6.49% and 8.33%, respectively. The amounts outstanding under the Revolving Credit Facility at December 31, 2001 and 2000 were $31.5 million and $47.3 million, respectively.

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

     The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months. The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for the next 12 months. Although, the Company currently believes that it has sufficient capital resources to meet its anticipated working capital and capital expenditures beyond the next 12 months, unanticipated events and opportunities may make it necessary for the Company to increase its current credit facility or establish new credit facilities or raise capital in public and/or private transactions in order to meet its capital requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Liquidity And Capital Resources (Continued)

     The Company is involved in several litigation matters. See Note 15 to the Financial Statements. Should a significant number of such matters be resolved against the Company, the Company will need to devote capital it anticipates using for other purposes to such litigation matters, which could result in an increased need for capital.

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

     Recently Issued Accounting Standards

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (1) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (2) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (3) goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization, (4) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator, (5) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The adoption of SFAS No. 142 will have a significant impact on the results of operations of the Company.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2001, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements, together with the report of the Company's independent auditors, begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the 2002 Proxy Statement beginning immediately following the caption "ELECTION OF DIRECTORS" to, but not including, the caption "EXECUTIVE COMPENSATION" and the additional information in the 2002 Proxy Statement beginning immediately following the caption "COMPLIANCE WITH
     SECTION 16(a) OF THE EXCHANGE ACT" to, but not including, the caption "BOARD MEETINGS AND COMMITTEES" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 2002 Proxy Statement beginning immediately following the caption "EXECUTIVE COMPENSATION" to, but not including, the caption "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS" and the additional information in the 2002 Proxy Statement beginning immediately following the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" to, but not including, the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 2002 Proxy Statement beginning immediately following the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" to, but not including, the caption "ELECTION OF DIRECTORS" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 2002 Proxy Statement beginning immediately following the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



     (a) 1. and 2. Financial Statement Schedules  -- See "Index to Financial
                   Statements and Schedules" on F-1.

         3. See Item (c) below.

     (b) Reports on Form 8-K

         None.

     (c) Exhibits

     (3)(a) Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1994.

     (3)(b) Bylaws, as amended; incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.

     (4)(a) Rights Agreement dated as of March 14, 1996, between RCM Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent; incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated March 21, 1996.

     (10)(a) Loan and Security Agreement dated August 19, 1998 between RCM Technologies, Inc. and all of its Subsidiaries and Mellon Bank, N.A. as Agent; incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998.

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

     (10)(d) RCM Technologies, Inc. 1996 Executive Stock Option Plan dated August 15, 1996; incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996 (the "1996 10-K").

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

     (10)(j) Amended Loan and Security Agreement dated October 10, 2001 between RCM Technologies, Inc. and all of its Subsidiaries and Mellon Bank, N.A. as Agent (filed herewith).

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


                                    RCM Technologies, Inc.


     Date:  February 19, 2002       By:/s/ Leon Kopyt
                                    Leon Kopyt
                                    Chairman,  President,
                                    Chief Executive  Officer and Director


     Date:  February 19, 2002       By:/s/ Stanton Remer
                                    Stanton Remer
                                    Chief Financial Officer,  Treasurer,
                                    Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


     Date:  February 19, 2002       /s/ Leon Kopyt
                                    Leon Kopyt
                                    Chairman,    President,
                                    Chief   Executive    Officer
                                    (Principal Executive Officer) and Director

     Date:  February 19, 2002       /s/ Brian Delle Donne
                                    Brian Delle Donne
                                    Chief Operating Officer
                                    (Principal Operating Officer)
                                    and Director

     Date:  February 19, 2002       /s/ Stanton Remer
                                    Stanton Remer
                                    Chief Financial Officer, Treasurer,
                                    Secretary
                                   (Principal   Financial  and
                                     Accounting   Officer)  and   Director

     Date:  February 19, 2002       /s/ Norman S. Berson
                                     Norman S. Berson
                                     Director

     Date:  February 19, 2002       /s/ Robert B. Kerr
                                     Robert B. Kerr
                                     Director


     Date:  February 19, 2002       /s/ David Gilfor
                                     David Gilfor
                                     Director

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                         Page

     Consolidated Balance Sheets, December 31, 2001 and 2000                                              F-2

     Consolidated Statements of Operations,
      Years Ended December 31, 2001 and 2000, Two Months Ended
      December 31, 1999 and Year Ended October 31, 1999                                                   F-4

     Consolidated Statements of Changes in Shareholders' Equity and
      Consolidated Statements of Comprehensive Income (loss),
      Years Ended December 31, 2001 and 2000, Two Months Ended F-5 December 31,
      1999 and Year Ended October 31, 1999

     Consolidated Statements of Cash Flows,
      Years Ended December 31, 2001 and 2000, Two Months Ended
      December 31, 1999 and Year Ended October 31, 1999                                                   F-6

     Notes to Consolidated Financial Statements                                                           F-8

     Independent Auditors' Report                                                                        F-24

     Schedules I and II                                                                                  F-25




                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000



                                     ASSETS


                                                                                 2001                 2000
                                                                            ---------------      ---------------
Current assets
   Cash and cash equivalents                                                   $ 2,289,743          $ 3,170,658
   Accounts receivable, net of allowance for doubtful accounts of  $1,795,000 and $1,875,000 in 2001
      and 2000, respectively                                                    41,174,828           64,032,564
   Income tax refund receivable                                                  6,810,093            7,417,258
   Prepaid expenses and other current assets                                     2,968,612            3,161,235
   Deferred tax assets                                                           5,600,000            1,449,518
                                                                            ---------------      ---------------

      Total current assets                                                      58,843,276           79,231,233
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                         11,131,750           10,238,480
   Less: accumulated depreciation and amortization                               4,282,985            4,079,857
                                                                            ---------------      ---------------

                                                                                 6,848,765            6,158,623
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                        175,691              223,512
   Intangible assets, net of accumulated amortization
      of  $10,669,000 and $7,878,000 in 2001
      and 2000, respectively                                                    62,619,400           88,655,460
   Deferred tax assets                                                           2,668,813
                                                                            ---------------      ---------------

                                                                                65,463,904           88,878,972
                                                                            ---------------      ---------------

      Total assets                                                            $131,155,945         $174,268,828
                                                                            ===============      ===============

                                      F-2
The accompanying notes are an intergral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2001 and 2000


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                2001                  2000
                                                                           ---------------       ---------------
Current liabilities
    Note payable                                                              $31,500,000        $
    Accounts payable and accrued expenses                                       8,653,876            13,610,547
    Accrued payroll                                                             5,137,336             7,691,258
    Payroll and withheld taxes                                                    375,784             1,311,828
    Income taxes payable                                                        2,199,149               108,996
                                                                           ---------------       ---------------

      Total current liabilities                                                47,866,145            22,722,629
                                                                           ---------------       ---------------



Long-term liabilities
    Note payable                                                                   -                 47,300,000
    Income taxes payable                                                           -                  2,183,873
                                                                           ---------------       ---------------

                                                                                   -                 49,483,873
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 10,571,761 and
      10,499,651 shares issued and outstanding in
      2001 and 2000, respectively                                                 528,588               524,982
    Accumulated other comprehensive loss                                         (484,283)             (233,631)
    Additional paid-in capital                                                 93,746,569            93,516,080
     (Accumulated deficit) retained earnings                                  (10,501,074)            8,254,895
                                                                           ---------------       ---------------

                                                                               83,289,800           102,062,326
                                                                           ---------------       ---------------






      Total liabilities and shareholders' equity                             $131,155,945          $174,268,828
                                                                           ===============       ===============

                                      F-3
The accompanying notes are an intergral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Years Ended December 31, 2001 and 2000, Two Months Ended
                                December 31, 1999
                         and Year Ended October 31, 1999


                                                                                               Two Months
                                                   Year Ended            Year Ended              Ended                Year Ended
                                                  December 31,          December 31,          December 31,           October 31,
                                                      2001                  2000                  1999                   1999
                                                  --------------        --------------       ---------------        ---------------

Revenues                                           $224,893,800          $296,001,276           $51,397,429           $313,385,772

Cost of services                                    162,098,191           217,515,660            38,178,972            236,746,446
                                                  --------------        --------------       ---------------        ---------------


Gross profit                                         62,795,609            78,485,616            13,218,457             76,639,326
                                                  --------------        --------------       ---------------        ---------------

Operating costs and expenses
   Selling, general and administrative               43,093,799            54,845,757             8,703,066             48,088,801
   Depreciation                                       1,124,601             1,153,998               186,588                862,642
   Amortization                                       6,292,942             5,494,141               468,453              2,185,690
   Unusual items
      Impairment of goodwill                         34,993,435            35,334,972
      Restructuring charge                                                  1,371,740
      Non recurring                                                         2,100,000
                                                  --------------        --------------       ---------------        ---------------
                                                     85,504,777           100,300,608             9,358,107             51,137,133
                                                  --------------        --------------       ---------------        ---------------

Operating income (loss)                             (22,709,168  )        (21,814,992  )          3,860,350             25,502,193
                                                  --------------        --------------       ---------------        ---------------

Other income (expenses)
   Interest (expense), net of interest               (2,289,096  )         (3,677,577  )           (550,734  )            (920,208)
income
   Gain (loss) on foreign
      currency transactions                              20,837               (24,728  )              2,766
                                                  --------------        --------------       ---------------        ---------------
                                                     (2,268,259  )         (3,702,305  )           (547,968  )            (920,208)
                                                  --------------        --------------       ---------------        ---------------

Income (loss) before income taxes                   (24,977,427  )        (25,517,297  )          3,312,382             24,581,985

Income taxes (credit)                                (6,221,458  )         (3,620,911  )          1,261,389              9,633,737
                                                  --------------        --------------       ---------------        ---------------

Net income (loss)                                  ($18,755,969  )      ($ 21,896,386  )         $2,050,993            $14,948,248
                                                  ==============        ==============       ===============        ===============


Basic earnings (loss) per share                          ($1.78  )             ($2.09  )               $.20                  $1.43
Weighted average number of common
   shares outstanding                                10,519,701            10,499,305            10,496,225             10,484,764

Diluted earnings (loss) per share                        ($1.78  )             ($2.09  )               $.19                  $1.37
Weighted average number of common
   and common equivalent shares
   outstanding                                       10,519,701            10,499,305            10,951,447             10,942,146

                                      F-4
The accompanying notes are an intergral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   Years Ended December 31, 2001 and 2000, Two Months Ended December 31, 1999
                         and Year Ended October 31, 1999


                                                                         Accumulated                            Retained
                                                                            Other           Additional          Earnings
                                              Common Stock              Comprehensive         Paid-in        (Accumulated
                                                  Shares                    Loss             Capital            Deficit)
                                                 Amount


Balance, October 31, 1998                10,447,525        $522,376   $                       $92,997,711        $13,152,040

Exercise of stock options                    48,700           2,435                               475,590
Translation adjustment                                                         (96,230)
Net income                                                                                                       14,948,248

                                      --------------   -------------  ------------------  ----------------   ---------------

Balance, October 31, 1999                10,496,225         524,811            (96,230)        93,473,301        28,100,288

Translation adjustment                                                          43,466
Net income                                                                                                        2,050,993
                                      --------------   -------------  ------------------  ----------------   ---------------

Balance, December 31, 1999               10,496,225         524,811            (52,764)        93,473,301        30,151,281

Exercise of stock options                     3,426             171                                42,779
Translation adjustment                                                        (180,867)
Net loss                                                                                                        (21,896,386)
                                      --------------   -------------  ------------------  ----------------   ---------------

Balance, December 31, 2000               10,499,651         524,982           (233,631)        93,516,080         8,254,895

Issuance of stock under employee
stock purchase plan                          72,110           3,606                               230,489
Translation adjustment                                                        (250,652)
Net loss                                                                                                        (18,755,969)
                                      --------------   -------------  ------------------  ----------------   ---------------

Balance, December 31, 2001               10,571,761        $528,588          ($484,283)       $93,746,569      ($10,501,074)
                                      ==============   =============  ==================  ================   ===============

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE
            (LOSS) INCOME Years Ended December 31, 2001 and 2000, Two
                         Months Ended December 31, 1999
                         and Year Ended October 31, 1999

                                                                                        Two Months
                                            Year Ended            Year Ended              Ended              Year Ended
                                           December 31,          December 31,          December 31,          October 31,
                                               2001                  2000                  1999                 1999
                                           --------------       ---------------       ---------------       ------------------

Net (loss) income                           ($18,755,969 )        ($21,896,386 )          $2,050,993          $14,948,248
Foreign currency translation adjustment         (250,602 )            (180,867 )              43,466              (96,230 )
                                           --------------       ---------------       ---------------       ------------------
Comprehensive (loss) income                 ($19,006,571 )        ($22,077,253 )          $2,094,459          $14,852,018
                                           ==============       ===============       ===============       ==================

                                      F-5
The accompanying notes are an intergral part of these financial statements

                    RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Years Ended December 31, 2001 and 2000, Two Months Ended
                                December 31, 1999
                         and Year Ended October 31, 1999




                                                                                                Two Months
                                                      Year Ended           Year Ended              Ended             Year Ended
                                                     December 31,         December 31,         December 31,          October 31,
                                                         2001                 2000                 1999                 1999
                                                     --------------       --------------       --------------       --------------
Cash flows from operating activities:

  Net income (loss)                                   ($18,755,969  )      ($21,896,386  )        $2,050,993          $14,948,248
                                                     --------------       --------------       --------------       --------------

  Adjustments to reconcile net Income (loss) to
   net cash provided by(used in)operating activities:
     Depreciation and amortization                       7,417,543            6,648,139              655,041            3,048,332
     Provision for allowances on accounts
      receivable                                           (80,000  )           861,000               12,000              516,000
     Restructuring and unusual charges                  34,993,435           38,806,712
     Changes in assets and liabilities:
       Accounts receivable                              22,937,736            1,761,114            4,724,919          (31,227,328 )
       Income tax refund receivable                        607,165           (7,417,258  )
       Deferred tax                                     (6,819,295  )        (1,449,518  )
       Prepaid expenses and other
        current assets                                     192,627           (1,148,515  )           (77,902  )        (1,979,496 )
       Accounts payable and accrued expenses            (6,999,251  )         8,052,333           (3,551,439  )         5,180,268
       Accrued payroll                                  (2,553,922  )           952,494           (3,903,028  )         4,037,617
       Payroll and withheld taxes                         (936,044  )            42,563              265,715             (626,395 )
       Income taxes payable                                (93,720  )         1,501,695           (1,524,677  )         2,258,862
                                                     --------------       --------------       --------------       --------------
  Total adjustments                                     48,666,274           48,610,759           (3,399,371  )       (18,792,140 )
                                                     --------------       --------------       --------------       --------------

Net cash provided by (used in) operating
activities                                             $29,910,305          $26,714,373          ($1,348,378  )       ($3,843,892 )
                                                     --------------       --------------       --------------       --------------



                                      F-6
The accompanying notes are an intergral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS -
          CONTINUED Years Ended December 31, 2001 and 2000, Two Months
                             Ended December 31, 1999
                         and Year Ended October 31, 1999


                                                                                                  Two Months
                                                        Year Ended           Year Ended              Ended             Year Ended
                                                       December 31,         December 31,         December 31,          October 31,
                                                           2001                 2000                 1999                 1999
                                                       --------------       --------------       --------------       -------------
Cash flows from investing activities:
  Property and equipment acquired                        ($1,799,552  )       ($1,721,434  )      ($   333,902  )       ($3,829,995)
  Decrease (increase) in deposits                             47,821              (17,634  )            (4,393  )           (55,609)
  Cash paid for acquisitions,
   net of cash acquired                                  (13,222,932  )       (25,692,538  )        (2,371,937  )       (54,098,883)
                                                       --------------       --------------       --------------       --------------
Net cash used in investing activities                    (14,974,663  )       (27,431,606  )        (2,710,232  )       (57,984,487)
                                                       --------------       --------------       --------------       --------------

Cash flows from financing activities:
  Borrowings (repayments) of note payable                (15,800,000  )                              6,500,000           40,800,000
  Sale of stock for employee stock purchase plan             234,095
  Exercise of stock options                                                        42,950                                   478,025
                                                       --------------       --------------       --------------       --------------

Net cash provided by (used in) financing
  activities                                             (15,565,905  )            42,950            6,500,000           41,278,025
                                                       --------------       --------------       --------------       --------------

Effect of exchange rate changes on cash
 and cash equivalents                                       (250,652  )          (180,867  )            43,466              (96,230)
                                                       --------------       --------------       --------------       --------------
Net increase (decrease) in cash
 and cash equivalents                                       (880,915  )          (855,150  )         2,484,856          (20,646,584)

Cash and cash equivalents at beginning of year             3,170,658            4,025,808            1,540,952           22,187,536
                                                       --------------       --------------       --------------       --------------
Cash and cash equivalents at end of year                  $2,289,743           $3,170,658           $4,025,808           $1,540,952
                                                       ==============       ==============       ==============       ==============

Supplemental cash flow information:
  Cash paid for:
    Interest expense                                      $2,645,404           $4,215,266            $ 613,492            $ 786,064
    Income taxes                                             793,591            4,831,496            3,005,006            7,374,875

Acquisitions:
  Fair  value  of  assets   acquired,   including
  contingent   consideration payments                     13,222,932           40,506,867            2,371,937           64,365,991
  Liabilities assumed                                                          14,814,329                                10,267,108
                                                       --------------       --------------       --------------       --------------

Cash paid, net of cash acquired                          $13,222,932          $25,692,538           $2,371,937          $54,098,883
                                                       ==============       ==============       ==============       ==============

                                     F-7
The accompanying notes are an intergral part of these financial statements

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business and Basis of Presentation

     RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM's offices are located in major metropolitan centers throughout North America.

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

     Change in Accounting Estimate

     Effective January 1, 2000, the Company has changed the amortization period of goodwill associated with acquisitions from 40 years to 20 years. This change had the effect of increasing goodwill amortization and reducing net income by approximately $3,146,000 or $.29 on a diluted earnings per share basis, for the year ended December 31, 2001 and approximately $2,747,000, or $.26 on a diluted earnings per share basis, for the year ended December 31, 2000.

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

     Software

     In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2001 and 2000, the Company capitalized approximately $176,000 and $506,000, respectively, of software costs in conformity with SOP 98-1.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


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

     Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets (goodwill) is reflected in the consolidated balance sheets as Intangible Assets. Goodwill, net of amortization, at December 31, 2001 and 2000 was $62,619,000 and $88,655,000, respectively, and is being amortized on a straight-line method over twenty years effective January 1, 2000. The amortization period prior to January 1, 2000 was 40 years. Amortization expense for the years ended December 31, 2001, 2000 and October 31, 1999 was $6,293,000, $5,494,000 and $2,156,000, respectively. Amortization expense for the two months ended December 31, 1999 was $468,000.

     It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. Each business unit to which these intangible assets relate is reviewed to determine whether future cash flows over the remaining estimated useful lives of the assets provide for recovery of the assets. In the event that assets are found to be carried at amounts that are in excess of estimated undiscounted future cash flows, then the intangible assets are adjusted for impairment to a level commensurate with an undiscounted cash flow analysis of the underlying assets. The Company performs an impairment review on a quarterly basis in accordance with the requirements of SFAS No. 121. During the fourth quarter of calendar 2001 and the third quarter of calendar 2000, the reviews indicated that there was an impairment of value, which resulted in a $35.0 million and $35.3 million charge to expense for the year ended December 31, 2001 and 2000, respectively, in order to properly reflect the appropriate carrying value of goodwill. There were no impairment write-downs during the year ended October 31, 1999 or during the two months ended December 31, 1999.

     Fair Value of Financial Instruments

     The carrying value of significant financial instruments approximates fair value because of the nature and characteristics of its financial instruments. The Company's financial instruments are accounts receivable, accounts payable, note payable and investments held in the deferred compensation plan. The Company does not have any off-balance sheet financial instruments or derivatives.

     Foreign Currency

     For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in income.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


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

     The number of common shares used to calculate basic and diluted earnings per share was determined as follows:

                                                                                    Two Months
                                                Year Ended        Year Ended          Ended         Year Ended
                                               December 31,        December          December         October
                                                   2001            31, 2000          31, 1999        31, 1999
                                              ---------------    -------------     -------------    ------------

      Basic average shares outstanding            10,519,701       10,499,305        10,496,225      10,484,764

      Dilutive effect of stock options                                                  455,222         457,382
                                              ---------------    -------------     -------------    ------------
      Dilutive shares                             10,519,701       10,499,305        10,951,447      10,942,146
                                              ===============    =============     =============    ============

     Options to purchase 184,347 shares of common stock at prices ranging from $4.75 to $15.31 per share were outstanding during the year ended December 31, 2001, but were not included in the computation of diluted EPS because of net loss incurred in 2001.

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

     Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by the standard, the Company has elected not to adopt the fair value based method of accounting for stock-based employee compensation and will continue to account for such arrangements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and apply SFAS 123 on a disclosure basis only. Accordingly, adoption of the standard has not affected the Company's results of operations or financial position (see
     Note 7).

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New Accounting Standards

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (1) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (2) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (3) goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization, (4) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator, (5) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Effective January 1, 2002, annual and quarterly goodwill amortization of approximately $3.7 million and $900,000, respectively, will no longer be recognized. By December 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.


2.   UNUSUAL ITEMS

     During the years ended December 31, 2001 and 2000, the Company recorded the following unusual items:

     In Millions                                 2001          2000
                                               ---------     ---------
          Impairment of goodwill                  $35.0         $35.3
          Restructuring charge                                    1.4
          Other nonrecurring charges                              2.1
                                               ---------     ---------
                                                  $35.0         $38.8
                                               =========     =========

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999

2.   UNUSUAL ITEMS (CONTINUED)

     The income before income taxes, net income and earnings per share on a diluted basis, for the year ended December 31, 2001 without the unusual items and its related tax effect would have been $10.0 million, $4.0 million and $.37 per share, respectively. The weighted average shares outstanding for this computation include common stock equivalents.

     The income before income taxes, net income and earnings per share on a diluted basis, for the year ended December 31, 2000 without the unusual items and their related tax effect would have been $13.3 million, $6.7 million and $.63 per share, respectively. The weighted average shares outstanding for this computation include common stock equivalents.

        Impairment of Goodwill

        The Company performs an impairment review on a quarterly basis in accordance with the requirements of SFAS No. 121. During the fourth quarter of calendar 2001 and the third quarter of calendar 2000, the reviews indicated that there was an impairment of value, which resulted in a $35.0 million and $35.3 million charge to expense for the year ended December 31, 2001 and 2000, respectively, in order to properly reflect the appropriate carrying value of goodwill.

        Restructuring Charge

        The restructuring charge of $1.4 million for the year ended December 31, 2000 consists of expenses associated with the consolidation of certain offices, principally lease obligations for vacated offices as well as a write down of leasehold improvements and office equipment for closed offices to its net realizable values.

        Other Non-Recurring Charges

        The non-recurring charge of $2.1 million for the year ended December 31, 2000 consists of expenses associated with integration of employee benefit plans and vacation plans, which were assumed in connection with the Company's previously completed acquisitions.

3.   ACQUISITIONS

     During the three year and 2 month period ended December 31, 2001, the Company acquired 17 businesses in the staffing and consulting services industry. These acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the respective acquisition dates.

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the selling shareholders upon the acquired businesses achieving certain earnings targets over periods ranging from 2-3 years. In general, the contingent consideration amounts fall into two tiers: (a) tier 1 ("Deferred Consideration") - amounts are due, provided that these acquisitions achieve a base level of earnings which has been determined at the time of acquisition, and (b) tier 2 ("Earnouts") - amounts are not fixed and are based on the growth in excess of the base level earnings. As of December 31, 2001, the Company estimates that the sum of the Deferred Consideration and earnouts to be as follows:

         Year Ending                                         Amount
        ----------------                                  ---------------
            2002                                            $ 5,500,000
            2003                                              2,000,000
                                                          ---------------

                                                             $7,500,000
                                                          ===============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


3.   ACQUISITIONS (CONTINUED)

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and added to intangible assets on the consolidated balance sheet. The Company's acquisition activities are as follows:

                                                                                       Two Months
                                                   Year Ended        Year Ended          Ended          Year Ended
                                                  December 31,      December 31,      December 31,      October 31,
                                                      2001              2000              1999             1999
                                                 ----------------  ----------------  ---------------   --------------

      Number of acquisitions                                              3                                 14

      Consideration paid:
         Cash at closing                                               $10,375,000                       $46,028,000
         Deferred consideration payments           $13,200,000         $13,800,000                       $34,095,000

     The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented.
     Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.



                                                   Year Ended         Year Ended
                                                  December 31,       December 31,
                                                      2001               2000
                                                 ----------------  -----------------

      Revenues                                      $224,894,000       $300,501,000
      Operating income before unusual items           12,284,000         18,554,000
      Unusual items                                (  34,993,000)     (  38,807,000)
      Net loss                                      ($18,756,000)      ($21,101,000)
      Loss per share, basic and diluted                   ($1.78)            ($2.01)


4.   PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following:

                                                                             December 31,
                                                                    --------------------------------
                                                                        2001               2000
                                                                    -------------       ------------
      Equipment and furniture                                         $3,370,458         $3,525,992
      Computer equipment and software                                  7,197,481          6,626,559
      Leasehold improvements                                             563,811             85,929
                                                                    -------------       ------------
                                                                      11,131,750         10,238,480
      Less: accumulated depreciation and amortization                  4,282,985          4,079,857
                                                                    -------------       ------------

                                                                      $6,848,765         $6,158,623
                                                                    =============       ============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


5.   GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consist of the following:

                                                                                December 31,
                                                                    ---------------------------------
                                                                        2001                 2000
                                                                    -------------      --------------
      Goodwill                                                       $72,977,525         $96,070,746
      Other intangibles                                                  310,800             462,900
                                                                    -------------      --------------
                                                                      73,288,325          96,533,646
      Less: accumulated amortization                                  10,668,925           7,878,186
                                                                    -------------      --------------

                                                                     $62,619,400         $88,655,460
                                                                    =============      ==============


6.   NOTE PAYABLE

     The Company and its subsidiaries entered into an agreement with Citizens Bank, N.A. (successor to Mellon Bank, N.A.), administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). The Revolving Credit Facility was amended on October 10, 2001. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate.

     Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires August 2002. Management of the Company has commenced negotiations for renewal or replacement of the Revolving Credit Facility. The weighted average interest rates for the years ended December 31, 2001 and 2000 were 6.49% and 8.33%, respectively. The amounts outstanding under the Revolving Credit Facility at December 31, 2001 and 2000 were $31.5 million and $47.3 million, respectively.


7.   SHAREHOLDERS' EQUITY

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                                         December 31,
                                                                  ----------------------------
                                                                     2001            2000
                                                                  ------------    ------------
      Exercise of options outstanding                               2,415,780       2,039,539
      Future grants of options                                        799,665       1,175,906
                                                                  ------------    ------------

      Total                                                         3,215,445       3,215,445
                                                                  ============    ============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


7.   SHAREHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans

     On April 27, 2000, the shareholders approved the adoption of the RCM Technologies, Inc. 2000 Employee Stock Incentive Plan. At December 31, 2001, there were 695,501 shares of Common Stock reserved under the plan for issuance not later than January 6, 2010 to officers and key employees of the Company and its subsidiaries.

     On April 21, 1999, the shareholders approved the adoption of the Amended and Restated RCM Technologies, Inc. 1996 Executive Stock Plan (the "Restated Plan"). At December 31, 2001, there were 57,109 shares of Common Stock reserved under the plan for issuance not later than January 1, 2006 to officers and key employees of the Company and its subsidiaries.

     On April 23, 1998, the shareholders approved amendments to the RCM Technologies, Inc. 1992 Incentive Stock Option Plan ("1992 Plan") and the 1994 Non-Employee Director Stock Option Plan (the "Director Option Plan"). At December 31, 2001, there were 37,055 shares of Common Stock reserved under the 1992 Plan for issuance not later than February 13, 2002 to officers, directors and key employees of the Company and its subsidiaries. Options under the 1992 Plan are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant.

     On May 19, 1994, the shareholders approved the Nonemployee Director Option Plan as a means of recruiting and retaining nonemployee directors of the Company. At December 31, 2001, there were 10,000 shares of Common Stock reserved under the plan for issuance not later than July 19, 2004. All director stock options are granted at fair market value at the date of grant. The exercise of options granted is contingent upon service as a director for a period of one year. If the optionee ceases to be a director of the Company, any option granted shall terminate.

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

                                                                            Two Months
                                         Year Ended       Year Ended           Ended         Year Ended
                                        December 31,     December 31,      December 31,      October 31,
                                            2001             2000              1999             1999
                                       ---------------- ----------------------------------  --------------


     Net (loss) earnings:
        As reported                       ($18,755,969)    ($21,896,386)       $2,050,993     $14,948,248
        Pro forma                         ($21,768,692)    ($22,600,103)       $2,050,993     $11,869,395

     Diluted (loss) earnings per share:
        As reported                             ($1.78)          ($2.09)             $.19           $1.37
        Pro forma                               ($2.07)          ($2.15)             $.19           $1.08

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


7.    SHAREHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans (Continued)

     These proforma amounts may not be representative of future disclosures because they do not take into effect proforma compensation expense related to grants before November 1, 1995. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal years 2001, 2000 and 1999, respectively: expected volatility of 70%; risk-free interest rates of 5.91%, 5.91% and 5.10%; and expected lives of 5 years. The weighted-average fair value of options granted during fiscal years 2001, 2000 and 1999 was $4.66, $4.22 and $8.51, respectively.

     Transactions related to all stock options are as follows:

                                 Year          Weighted-           Year           Weighted-         Year          Weighted-
                                Ended           Average           Ended            Average         Ended           Average
                             December 31,       Exercise       December 31,       Exercise      October 31,       Exercise
                                 2001            Price             2000             Price           1999            Price
                            ---------------   -------------   ---------------    ------------   -------------   --------------
Outstanding options
  at beginning of year           2,039,539           $8.85         1,359,170          $10.23       1,021,420            $8.86
Granted                            593,999            3.08           791,974            7.03         437,500            13.90
Forfeited                         (217,758 )          7.59          (108,179 )         12.54         (51,050 )          11.41
Exercised                                                             (3,426 )         12.54         (48,700 )           9.82
                            ---------------                   ---------------                   -------------
Outstanding options
  at end of year                 2,415,780           $7.53         2,039,539           $8.85       1,359,170           $10.23
                            ===============                   ===============                   =============

Exercisable options
  at end of year                 1,580,565                         1,367,795                       1,159,170
                            ===============                   ===============                   =============
Option grant price
  per share                          $3.00                             $3.00                           $5.16
                                 to $15.31                         to $20.13                       to $20.13


     The following table summarizes information about stock options outstanding at December 31, 2001:

     --------------- -----------------------------------------------------------------------------------
                                                           Weighted-Average
        Range of                            Number of        Remaining            Weighted-Average
        Exercise                           Outstanding     Contractual Life       Exercise Price
         Prices                              Options
     --------------- --------------------------------------------------------- -------------------------
       $ 3.00 - $ 3.25               705,299                 9.2 years                   $ 3.08
       $ 4.75 - $ 7.13               756,200                 6.2 years                   $ 6.32
       $ 7.30 - $10.63               402,340                 6.0 years                   $10.04
       $11.25 - $15.31               551,941                 7.3 years                   $12.94


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


7.   SHAREHOLDERS' EQUITY (CONTINUED)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the year ended December 31, 2001, there were 72,110 shares issued under the Purchase Plan for net proceeds of $234,095. As of December 31, 2001, 427,890 shares were available for issuance under the Purchase Plan.


8.   RETIREMENT PLANS

     Profit Sharing Plan

     The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees. The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company may, at the discretion of the Board of Directors, make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for years ended December 31, 2001, 2000 and October 31, 1999 were $457,000, $694,000 and $329,000, respectively. Contributions charged to operations for the two months ended December 31, 1999 were $72,000.

     Nonqualified Defined Compensation Plan

     The Company implemented with shareholder approval a nonqualified deferred compensation plan, effective January 1, 2001 for officers and certain other management employees. The plan allows for compensation deferrals for its participants and a discretionary company contribution, subject to approval of the Board of Directors. As of December 31, 2001, the fair value of the assets held in trust under the deferred compensation plan was $338,000.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


9.   COMMITMENTS

     Termination Benefits Agreement

     The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein) the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; the exercise price of the options to purchase 500,000 shares granted to Mr. Kopyt under the 1996 Executive Stock Plan will be reduced to 50% of the average market price of the Common Stock for the 60 days prior to the date of termination if the resulting exercise price is less than the original exercise price of $7.125 per share; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 31, 2001, Mr. Kopyt would have been entitled to cash payments of approximately $3.2 million (representing salary and excise tax payments).

     Operating Leases

     The Company leases office facilities and various equipment under noncancellable leases expiring at various dates through June 2012. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with noncancellable terms in excess of one year, exclusive of escalation, are as follows:

                             Year ending December 31,                               Amount
                             -----------------------------                      ---------------

                                    2002                                            $2,783,000
                                    2003                                             2,083,000
                                    2004                                             1,790,000
                                    2005                                             1,184,000
                                    2006                                             1,078,000
                                    Thereafter                                       4,664,000
                                                                                ---------------
                                                                                ---------------
                                    Total                                          $13,582,000
                                                                                ===============

     Rent expense for the years ended December 31, 2001, 2000 and October 31, 1999 was $2,633,000, $3,175,000 and $2,440,000, respectively. Rent expense for the two months ended December 31, 1999 was $488,000.


10.  RELATED PARTY TRANSACTIONS

     A director of the Company is a shareholder in a law firm that rendered various legal services to the Company. Fees paid to the law firm have not been significant.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999

11.  INCOME TAXES

     The components of income tax expense (credit) are as follows:

                                                                                    Two Months
                                                Year Ended        Year Ended          Ended         Year Ended
                                               December 31,      December 31,      December 31,     October 31,
                                                   2001              2000              1999            1999
                                             ----------------- -----------------  --------------- ----------------
     Current
       Federal                                                      ($1,846,000)        $920,089       $7,098,737
       State and local                               $597,837          (325,393)         341,300        2,535,000
                                             ----------------- -----------------  --------------- ----------------

                                                      597,837        (2,171,393)       1,261,389        9,633,737
                                             ----------------- -----------------  --------------- ----------------
     Deferred
        Federal                                    (6,456,915)       (1,297,000)
        State and local                              (362,380)         (152,518)
                                             ----------------- -----------------  --------------- ----------------

                                                   (6,819,295)       (1,449,518)
                                             ----------------- -----------------  --------------- ----------------

     Total                                        ($6,221,458)      ($3,620,911)      $1,261,389       $9,633,737
                                             ================= =================  =============== ================

     The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

                                                  2001                2000             1999
                                             ----------------   ----------------- ---------------
      Tax at statutory rate (credit)             (34.0)%            (34.0)%            34.0%
      State income taxes, net of Federal
        Income tax benefit                        (1.7)                                 6.7
      Foreign income tax effect                    8.7                1.9               3.4
      Non-deductible unusual charges               4.0               20.3
      Other, net                                  (1.9)              (2.4)             (4.9)
                                             ----------------   ----------------- ---------------
      Total income tax expense                   (24.9)%            (14.2)%            39.2%
                                             ================   ================= ===============

     At December 31, 2001 and 2000, deferred tax assets consist of the following:

                                                   2001               2000
                                              ----------------  -----------------

      Net operating loss carryforward              $8,268,813
      Unusual charges                                                 $2,199,884
      Allowance for doubtful accounts                 695,000            712,500
                                              ----------------  -----------------
                                                    8,963,813          2,912,384
      Less:  valuation allowance                     (695,000)        (1,462,686)
                                                                -----------------
                                              ----------------  -----------------
                                                   $8,268,813         $1,449,518
                                              ================  =================

     At December 31, 2001, the Company had a net operating loss carryforward ("NOL") for federal income tax purposes of approximately $29.0 million. The Company can utilize the NOL to offset future consolidated federal taxable income. The NOL, if unused, would expire in the year 2021.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


12.  INTEREST EXPENSE, NET OF INTEREST INCOME

     Interest expense, net of interest income consisted of the following:
                                                                                    Two Months
                                                Year Ended         Year Ended          Ended         Year Ended
                                               December 31,       December 31,     December 31,     October 31,
                                                   2001               2000             1999             1999
                                             -----------------  ----------------- ---------------- ---------------
      Interest expense                            ($2,586,473)       ($3,992,911)       ($574,320 )   ($1,197,236)
      Interest income                                 297,377            315,334           23,586         277,028
                                             -----------------  ----------------- ---------------- ---------------
                                                  ($2,289,096)       ($3,677,577)       ($550,734)      ($920,208)
                                             =================  ================= ================ ===============


13.  SEGMENT INFORMATION

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

                               Information       Professional      Commercial
   Fiscal 2001                 Technology        Engineering        Services         Corporate           Total
                             ----------------   ---------------  ----------------  ---------------  ----------------

   Revenue                          $157,952           $43,855           $23,087                           $224,894

   Operating expenses  (1)           144,339            38,384            22,469                            205,192
                             ----------------   ---------------  ----------------  ---------------  ----------------

   EBITDA (1)  (2)                    13,613             5,471               618                             19,702

   Unusual charges                    30,044             4,949                                               34,993

   Depreciation                          794               276                55                              1,125

   Amortization                        5,587               672                34                              6,293
                             ----------------   ---------------  ----------------  ---------------  ----------------

   Operating income (loss) (1)      ($22,812)            ($426)             $529                           ($22,709)
                             ================   ===============  ================  ===============  ================

   Total assets                      $85,306           $15,999            $5,489          $24,362          $131,156

   Capital expenditures                 $426              $173                             $1,201            $1,800

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999

13.  SEGMENT INFORMATION  (CONTINUED)


                               Information       Professional      Commercial
   Fiscal 2000                 Technology        Engineering        Services         Corporate           Total
                             ----------------   ---------------  ----------------  ---------------  ----------------

   Revenue                          $228,025           $40,993           $26,983                           $296,001

   Operating expenses (1)            207,894            38,559            25,908                            272,361
                             ----------------   ---------------  ----------------  ---------------  ----------------

   EBITDA (1) (2)                     20,131             2,434             1,075                             23,640

   Unusual charges                    36,913             1,894                                               38,807

   Depreciation                          848               277                29                              1,154

   Amortization                        4,821               630                43                              5,494
                             ----------------   ---------------  ----------------  ---------------  ----------------


   Operating income (loss)(1)     ($  22,451)        ($    367)           $1,003                         ($  21,815)
                             ================   ===============  ================  ===============  ================


   Total assets                     $131,414           $17,591            $6,433          $18,831          $174,269

   Capital expenditures                 $827              $205               $56             $633            $1,721



   Two Months Ended            Information       Professional      Commercial
   December 1999               Technology        Engineering        Services         Corporate           Total
                             ----------------   ---------------  ----------------  ---------------  ----------------

   Revenue                           $39,231            $8,286            $3,880                            $51,397

   Operating expenses                 35,301             7,843             3,738                             46,882
                             ----------------   ---------------  ----------------  ---------------  ----------------

   EBITDA (2)                          3,930               443               142                              4,515

   Depreciation                          137                48                 2                                187

   Amortization                          388                77                 3                                468
                             ----------------   ---------------  ----------------  ---------------  ----------------

   Operating income                   $3,405             $ 318             $ 137                             $3,860
                             ================   ===============  ================  ===============  ================

   Total assets                     $148,811           $17,349            $6,338          $11,453          $183,951

   Capital expenditures                                                                      $334              $334

                                      F-21

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999


13.  SEGMENT INFORMATION  (CONTINUED)


                               Information       Professional      Commercial
   Fiscal 1999                 Technology        Engineering        Services         Corporate           Total
                             ----------------   ---------------  ---------------   ---------------   ---------------

   Revenue                          $223,654           $62,887          $26,845                            $313,386

   Operating expenses                199,664            59,190           25,982                             284,836
                             ----------------   ---------------  ---------------   ---------------   ---------------

   EBITDA  (2)                        23,990             3,697              863                              28,550

   Depreciation                          576               269               18                                 863

   Amortization                        1,873               295               17                               2,185
                             ----------------   ---------------  ---------------   ---------------   ---------------

   Operating income                  $21,541            $3,133            $ 828                             $25,502
                             ================   ===============  ===============   ===============   ===============

   Total assets                     $156,468           $17,893           $4,767            $4,920          $184,048

   Capital expenditures                 $978               $77               $1            $2,774            $3,830

     (1) Operating expenses, EBITDA and operating income are exclusive of unusual items during 2001 and 2000 in the amount of $35.0 million and $38.8 million, respectively (see note 2).

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


     The following reconciles consolidated operating income to the Company's pretax profit (in thousands):

                                                                                      Two Months
                                                    Year Ended       Year Ended     Ended December     Year Ended
                                                   December 31,     December 31,       31, 1999       October 31,
                                                       2001             2000                              1999
                                                  ---------------- ---------------- ---------------- ---------------

     Consolidated operating income (loss)                ($22,709)        ($21,815)          $3,860         $25,502
     Interest (expense), net of interest income            (2,268)          (3,702)            (548)           (920)
                                                  ---------------- --------------------------------- ---------------
     Consolidated pretax profit (loss)                   ($24,977)        ($25,517)          $3,312         $24,582
                                                  ================ ================ ================ ===============

     The Company derives a substantial majority of its revenue from companies headquartered in the United States. In fiscal 1999, 2000 and 2001, no single customer exceeded 6% of the Company's revenue. Revenues from Canadian operations for the years ended December 31, 2001 and, 2000 were $24.2 million and $16.4 million, respectively. Revenues from Canadian operations for the two months ended December 31, 1999 were $3.4 million. Revenues from Canadian operations for the year ended October 31, 1999 were $14.8 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001, 2000, 1999 and October 31, 1999

14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year Ended December 31, 2001

                                                                                                      Diluted
                                                                                                     Net Income
                                                              Gross                 Net                (Loss)
                                        Sales                 Profit           Income (Loss)        Per Share (a)
                                 -------------------    -----------------   -------------------   ----------------
      1st Quarter                       $64,653,787          $18,071,917            $1,150,944              $.11
      2nd Quarter                        58,365,909           16,478,103             1,352,116               .13
      3rd Quarter                        53,051,269           14,648,594               758,796               .07
      4th Quarter                        48,822,835           13,596,995           (22,017,825 )           (2.09)
                                 -------------------    -----------------   -------------------   ----------------

      Total                            $224,893,800          $62,795,609          ($18,755,969 )          ($1.78)
                                 ===================    =================   ===================   ================

     Year Ended December 31, 2000

                                                                                                      Diluted
                                                                                                     Net Income
                                                              Gross                Net                 (Loss)
                                        Sales                 Profit           Income (Loss)        Per Share (a)
                                 -------------------    -----------------   -------------------   ----------------
      1st Quarter                       $74,945,490          $19,039,291            $1,057,890           $.10
      2nd Quarter                        75,989,896           19,603,598             1,340,515            .13
      3rd Quarter                        73,656,343           20,223,806           (26,417,054 )        (2.52)
      4th Quarter                        71,409,547           19,618,921             2,122,263            .20
                                 -------------------    -----------------   -------------------   ----------------

      Total                            $296,001,276          $78,485,616          ($21,896,386 )       ($2.09)
                                 ===================    =================   ===================   ================

      (a)Each quarterly amount is based on separate calculations of weighted average shares outstanding.

15.  CONTINGENCIES

     The Company has received claims and notices of possible claims from various persons from whom the Company acquired stock or assets in four separate acquisitions that occurred during 1998 and 1999. Such claims and possible claims are not related. These claims and possible claims relate to allegations of wrongful termination and failure of the Company to pay deferred consideration under the relevant acquisition agreements. In the opinion of management, the Company has meritorious defenses to such claims and does not believe that the resolution of such claims should have a material adverse effect on the Company, its financial position, its results of operations or its cash flows.

     In 1998, two former officers filed suit against the Company alleging wrongful termination of their employment, wrongful failure to make severance payments and wrongful conduct by the Company in connection with the grant and non-vestiture of Stock Options to the plaintiffs. The complaint also alleged that the Company wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs under a Registration Rights Agreement and made various other claims. The plaintiffs' complaint sought damages of approximately $480,000 and further sought additional unliquidated damages. The claims relating to wrongful termination of employment and wrongful conduct by the Company in connection with the grant of Stock Options to the plaintiffs have been resolved in binding arbitration. With respect to the Company's alleged wrongful limiting of the number of shares the plaintiffs could sell and one plaintiff's claim of entitlement to severance pay of $240,000, the Company is awaiting completion of discovery and the fixing of a trial date. The Company is also awaiting the court's ruling on its motion for summary judgment in its favor with respect to the plaintiffs' claims concerning the non-vestiture of their stock options. Substantial damages are being sought on the share-selling limitation and stock option claims; however, the alleged damages are subject to significant reduction for having been avoidable losses. Management believes the suit is without merit and will continue to defend the claims vigorously.

                          Independent Auditors' Report


Board of Directors
RCM Technologies, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income (loss) and cash flows for years ended December 31, 2001 and 2000, the two months ended December 31, 1999, and for the year ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for years ended December 31, 2001 and 2000, for the two months ended December 31, 1999, and the year ended October 31, 1999, in conformity with accounting principles generally accepted in the United States.

     We have also audited Schedules I and II of RCM Technologies, Inc. and Subsidiaries as of years ended December 31, 2001 and 2000, as of and for the two months ended December 31, 1999, and the year ended October 31, 1999. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
February 8, 2002

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                           December 31, 2001 and 2000

                                     ASSETS

                                                                           2001                2000
                                                                      ---------------     ----------------


Current assets
    Prepaid expenses and other assets                                         $2,970              $62,440
                                                                      ---------------     ----------------

Other assets
    Deposits                                                                                        5,695
    Long-term receivables from affiliates                                 83,337,402          102,046,691
                                                                      ---------------     ----------------

                                                                          83,337,402          102,052,386
                                                                      ---------------     ----------------

        Total assets                                                     $83,340,372         $102,114,826
                                                                      ===============     ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           2001                2000
                                                                      ---------------     ----------------

Current liabilities
    Accounts payable and accrued expenses                                    $50,672
                                                                                                  $52,500
                                                                      ---------------     ----------------


Shareholders' equity
    Common stock                                                             528,588              524,982
    Foreign currency translation adjustment                                 (484,283)            (233,631)
    Additional paid in capital                                            93,746,569           93,516,080
    Retained earnings (accumulated deficit)                              (10,501,074)           8,254,895
                                                                      ---------------     ----------------

    Total shareholders' equity                                            83,289,800          102,062,326
                                                                      ---------------     ----------------

    Total liabilities and shareholders' equity                           $83,340,372         $102,114,826
                                                                      ===============     ================







   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
   Years Ended December 31, 2001 and 2000, Two Months Ended December 31, 1999
                         and Year Ended October 31, 1999


                                                                                      Two Months
                                                   Year Ended       Year Ended          Ended          Year Ended
                                                  December 31,     December 31,      December 31,     October 31,
                                                      2001             2000              1999             1999
                                                 ---------------  ----------------  ---------------  ---------------

 Operating expenses
    Administrative                                     $807,699        $  534,662         $  9,044        $ 244,660
                                                 ---------------  ----------------  ---------------  ---------------

 Operating loss                                        (807,699)         (534,662)          (9,044)        (244,660)

 Management fee income                                  807,699           534,662            9,044          244,660
                                                 ---------------  ----------------  ---------------  ---------------

 Income before income in subsidiaries

 Equity in (shares in) earnings (loss) in
    subsidiaries                                    (18,755,969)      (21,896,386)       2,050,993       14,948,248
                                                 ---------------  ----------------  ---------------  ---------------

 Net (loss) income                                 ($18,755,969)     ($21,896,386)      $2,050,993      $14,948,248
                                                 ===============  ================  ===============  ===============


























   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE I
                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
   Years Ended December 31, 2001 and 2000, Two Months Ended December 31, 1999
                         and Year Ended October 31, 1999

                                                                                                Two Months
                                                     Year Ended            Year Ended             Ended             Year Ended
                                                    December 31,          December 31,         December 31,        October 31,
                                                        2001                  2000                 1999                1999
                                                   ----------------      ---------------      ---------------      -------------
Cash flows from operating activities:

Net income (loss)                                     ($18,755,969)        ($21,896,386)          $2,050,993        $14,948,248
                                                   ----------------      ---------------      ---------------      -------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Share in deficiency (equity in) in assets
 of subsidiaries                                        18,755,969           21,896,386           (2,050,993)       (14,948,248)

   Changes in operating assets and liabilities:
      Prepaid expenses and other assets                     59,470              (56,971)               3,710                686
      Accounts payable and accrued expenses                 (1,828)             (61,568)              50,072             46,234
                                                   ----------------      ---------------      ---------------      -------------

                                                        18,813,611           21,777,847           (1,997,211)       (14,901,328)
                                                   ----------------      ---------------      ---------------      -------------

   Net cash provided by (used in)
      operating activities                                  57,642             (118,539)              53,782             46,920
                                                   ----------------      ---------------      ---------------      -------------

Cash flows from investing activities:

   Decrease in deposits                                      5,695
   Decrease (increase) in long-term
      receivables from subsidiaries                        (46,780)             247,605              (89,079)          (430,103)
                                                   ----------------      ---------------      ---------------      -------------

   Net cash provided by (used in) investing
     Activities                                            (41,085)             247,605              (89,079)          (430,103)
                                                   ----------------      ---------------      ---------------      -------------

Cash flows from financing activities:

   Employee stock purchase plan                            234,095
   Exercise of stock options                                                     42,951                                 478,025
                                                   ----------------      ---------------      ---------------      -------------

   Net cash provided by financing activities               234,095               42,951                                 478,025
                                                   ----------------      ---------------      ---------------      -------------

Effect of exchange rate changes on cash and
   cash equivalents                                       (250,652)            (180,867)              43,466            (96,230)
                                                   ----------------      ---------------      ---------------      -------------

Net increase (decrease) in cash and equivalents                                  (8,850)               8,169             (1,388)

Cash and equivalents at beginning of year                                         8,850                  681              2,069
                                                   ----------------      ---------------      ---------------      -------------

Cash and equivalents at end of year                $                     $                            $8,850            $   681
                                                   ================      ===============      ===============      =============

   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE II

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS AND
           RESERVES Years Ended December 31, 2001 and 2000, Two Months
                             Ended December 31, 1999
                         and Year Ended October 31, 1999





Column A                                          Column B                 Column C                  Column D         Column E
--------------------------------------------    -------------    ------------------------------    -------------    -------------
                                                                           Additions
                                                                 ------------------------------
                                                 Balance at       Charged to       Charged to                        Balance at
                                                 Beginning        Costs and          Other                             End of
Description                                      of Period         Expenses         Accounts        Deduction          Period
--------------------------------------------    -------------    -------------    -------------    -------------    -------------

Year Ended December 31, 2001

Allowance for doubtful
 accounts on trade
 receivables                                      $1,875,000         $989,000                        $1,069,000       $1,795,000


Year Ended December 31, 2000

Allowance for doubtful
 accounts on trade
 receivables                                      $1,014,000       $1,101,000                          $240,000       $1,875,000


Two Months Ended December 31, 1999

Allowance for doubtful
 accounts on trade
 receivables                                      $1,002,000          $53,000                           $41,000       $1,014,000


Year Ended October 31, 1999

Allowance for doubtful
 accounts on trade
 receivables                                        $486,000         $986,000                          $470,000       $1,002,000



                                  EXHIBIT INDEX




(10)(j) Amended Loan and Security Agreement dated October 10, 2001 between RCM Technologies, Inc. and all of its Subsidiaries and Mellon Bank, N.A. as Agent.

(11)     Computation of Earnings Per Share.

(21)     Subsidiaries.

(23)     Consent of Grant Thornton, LLP.

                                   EXHIBIT 11

                    COMPUTATION OF EARNINGS (LOSS) PER COMMON
            SHARE Years Ended December 31, 2001 and 2000, Two Months
                             Ended December 31, 1999
                         and Year Ended October 31, 1999




                                                                                                Two Months
                                                      Year Ended           Year Ended              Ended            Year Ended
                                                     December 31,         December 31,         December 31,         October 31,
                                                         2001                 2000                 1999                1999
                                                    ---------------       --------------       --------------       ------------
Diluted earnings
   Net income (loss) applicable to
   common stock                                       ($18,755,969 )       ($21,896,386 )         $2,050,993        $14,948,248
                                                    ===============       ==============       ==============       ============


Shares
   Weighted average number of common
     shares outstanding                                 10,519,701           10,499,305           10,496,225         10,484,764
   Common stock equivalents                                                                          455,222            457,382
                                                    ---------------       --------------       --------------       ------------

   Total                                                10,519,701           10,499,305           10,951,447         10,942,146
                                                    ===============       ==============       ==============       ============


Diluted earnings (loss) per common share                    ($1.78 )             ($2.09 )               $.19              $1.37
                                                    ===============       ==============       ==============       ============


Basic
   Net income (loss) applicable to common
      stock                                           ($18,755,969 )       ($21,896,386 )         $2,050,993        $14,948,248
                                                    ===============       ==============       ==============       ============


Shares
   Weighted average number of common
     shares outstanding                                 10,519,701           10,499,305           10,496,225         10,484,764
                                                    ===============       ==============       ==============       ============


Basic earnings (loss) per common share                      ($1.78 )             ($2.09 )               $.20              $1.43
                                                    ===============       ==============       ==============       ============

                                   EXHIBIT 21

                                  SUBSIDIARIES



Business Support Group of Michigan, Inc.
Cataract, Inc.
Programming Alternatives of Minnesota, Inc.
RCMT Delaware, Inc.
RCM Technologies (USA), Inc.
Software Analysis & Management, Inc.

                                   EXHIBIT 23











               Consent of Independent Certified Public Accountants


Board of Directors
RCM Technologies, Inc.


We have issued our report dated February 8, 2002 accompanying the consolidated financial statements and schedules included in the Annual Report of RCM Technologes, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 33-12405, effective March 24, 1987, File No. 33-12406, effective March 24, 1987,
File No. 33-61306, effective April 21, 1993, File No. 33-80590, effective June 22, 1994, File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000.)







/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
February 8, 2002

                      (This Page Intentionally Left Blank)