Form 10-Q
period 2002-03-31
RCM TECHNOLOGIES INC
filed 2002-05-09
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Common Stock, $0.05 par value, 10,571,761 shares outstanding as of May 9, 2002.




                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION

                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
                 and December 31, 2001 (Audited)                                                      3

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Three-Month Periods Ended March 31, 2002 and 2001                            5

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Three-Month Period Ended March 31, 2002                               6

               Unaudited Consolidated Statements of Cash Flows for the Three-
                 Month Periods Ended March 31, 2002 and 2001                                          7

               Notes to Unaudited Consolidated Financial Statements                                   9


          Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  12

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        17

    PART II - OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                                                  18

          Signatures                                                                                 18


ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001



                                     ASSETS

                                                                              March 31,           December 31,
                                                                                 2002                 2001
                                                                            ---------------      ---------------

                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                   $ 3,865,807          $ 2,289,743
   Accounts receivable, net of allowance for doubtful accounts of $1,678,000 (March 31, 2002) and $1,795,000
      (December 31, 2001), respectively                                         36,386,707           41,174,828
   Income tax refund receivable                                                  3,856,751            6,810,093
   Prepaid expenses and other current assets                                     2,120,623            2,968,612
   Deferred tax assets                                                           5,678,604            5,600,000
                                                                            ---------------      ---------------

      Total current assets                                                      51,908,492           58,843,276
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                         10,350,823           11,131,750
   Less: accumulated depreciation and amortization                               3,672,858            4,282,985
                                                                            ---------------      ---------------

                                                                                 6,677,965            6,848,765
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                        180,017              175,691
   Intangible assets, net of accumulated amortization
      of  $10,674,200 (March 31, 2002) and $10,669,000
      (December 31, 2001), respectively                                         63,148,230           62,619,400
                                                                                ----------           ----------


   Deferred tax assets                                                           1,474,307            2,668,813
                                                                            ---------------      ---------------

                                                                                64,802,554           65,463,904
                                                                            ---------------      ---------------



      Total assets                                                            $123,389,011         $131,155,945
                                                                              ============         ============

                                        3
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      March 31, 2002 and December 31, 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             March 31,            December 31,
                                                                                2002                  2001
                                                                           ---------------       ---------------
                                                                              (Unaudited)
Current liabilities
    Note payable                                                              $24,900,000           $31,500,000
    Accounts payable and accrued expenses                                       6,286,403             8,653,876
    Accrued payroll                                                             6,471,018             5,137,336
    Payroll and withheld taxes                                                    333,194               375,784
    Income taxes payable                                                                              2,199,149
                                                                           ---------------       ---------------

      Total current liabilities                                                37,990,615            47,866,145
                                                                           ---------------       ---------------




Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized;
      10,571,761 shares issued and outstanding                                    528,588               528,588
    Accumulated other comprehensive loss                                  (       520,274)      (       484,283)
    Additional paid-in capital                                                 93,746,569            93,746,569
    Accumulated deficit                                                   (     8,356,487)      (    10,501,074)
                                                                           ---------------       ---------------

                                                                               85,398,396            83,289,800
                                                                           ---------------       ---------------



      Total liabilities and shareholders' equity                             $123,389,011          $131,155,945
                                                                           ===============       ===============

                                       4
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                2002                  2001
                                                                           ----------------      ---------------

Revenues                                                                      $ 45,109,628         $ 64,653,787

Cost of services                                                                32,599,962           46,581,870
                                                                           ----------------      ---------------

Gross profit                                                                    12,509,666           18,071,917
                                                                           ----------------      ---------------

Operating costs and expenses
   Selling, general and administrative                                           8,496,230           12,443,828
   Depreciation                                                                    302,315              235,460
   Amortization                                                                      5,181            2,043,490
                                                                           ----------------      ---------------
                                                                                 8,803,726           14,722,778
                                                                           ----------------      ---------------

Operating income                                                                 3,705,940            3,349,139
                                                                           ----------------      ---------------

Other expenses
   Interest expense, net of interest income                                        267,953              741,821
   Gain on foreign currency transactions                                  (          2,940)     (         4,061)
                                                                           ----------------      ---------------

                                                                                   265,013              737,760
                                                                           ---------------       --------------


Income before income taxes                                                       3,440,927            2,611,379

Income taxes                                                                     1,296,340            1,460,435
                                                                           ----------------      ---------------

Net income                                                                       2,144,587            1,150,944

Other comprehensive loss
   Foreign currency translation adjustment                                (         35,991)     (        71,233)
                                                                           ----------------      ---------------


Comprehensive income                                                           $ 2,108,596          $ 1,079,711
                                                                           ================      ===============


Basic earnings per share                                                              $.20                 $.11
                                                                                      ====                 ====

Weighted average number of common
   shares outstanding                                                           10,571,761           10,499,651
                                                                                ==========           ==========

Diluted earnings per share                                                            $.20                 $.11
                                                                                      ====                 ====

Weighted average number of common
   and common equivalent shares outstanding                                     10,813,265           10,638,305
                                                                                ==========           ==========

                                       5
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three Months Ended March 31, 2002
                                   (Unaudited)










                                                           Accumulated
                                                              Other          Additional
                                     Common Stock         Comprehensive       Paid-in         Retained
                                     ------------
                                                               Loss           Capital         Earnings          Total
                                  Shares       Amount

Balance, January 1, 2002         10,571,761    $528,588        ($484,283)     $93,746,569    ($10,501,074)  $83,289,800

Translation adjustment                                       (    35,991)                                      ( 35,991)

Net income                                                                                      2,144,587     2,144,587
                                 ----------    --------        ----------     -----------   -------------    -----------

Balance, March 31, 2002          10,571,761    $528,588        ($520,274)     $93,746,569     ($8,356,487)  $85,398,396
                                 ==========    ========        ==========     ===========      ===========   ==========






                                       6
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                   2002               2001
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                   $ 2,144,587         $1,150,944
                                                                              ---------------     --------------


    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                               307,496          2,278,950
         Provision for losses on accounts receivable                         (       117,000)           179,000
         Changes in assets and liabilities:
             Accounts receivable                                                   4,905,121          6,847,842
             Income tax refund receivable                                          2,953,342          3,442,906
             Deferred tax asset                                                    1,115,902     (       70,687)
             Prepaid expenses and other current assets                               847,989            648,030
             Accounts payable and accrued expenses                           (     2,367,473)         1,305,700
             Accrued payroll                                                       1,333,682          1,646,209
             Payroll and withheld taxes                                      (        42,590)    (    1,279,442)
             Income taxes payable                                            (     2,199,149)    (      817,228)
                                                                              ---------------     --------------


    Total adjustments                                                              6,737,320         14,181,280
                                                                              ---------------     --------------



Net cash provided by operating activities                                          8,881,907         15,332,224
                                                                              ---------------     --------------

                                       7
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 2002 and 2001 - (Continued)
                                   (Unaudited)


                                                                                   2002               2001
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                          (       131,512)    (    $ 383,338)
    (Increase) decrease in deposits                                          (         4,326)            11,227
    Purchase of acquired companies including
      contingent consideration, net of cash acquired                         (       534,012)    (    2,285,602)
                                                                              ---------------     --------------


    Net cash used in investing activities                                    (       669,850)    (    2,657,713)
                                                                              ---------------     --------------

Cash flows from financing activities:
    Repayments of note payable                                               (     6,600,000)    (    7,400,000)
                                                                              ---------------     --------------


    Net cash used in financing activities                                    (     6,600,000)    (    7,400,000)
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                 (        35,993)    (       71,233)
                                                                              ---------------     --------------


Increase in cash and cash equivalents                                              1,576,064          5,203,278

Cash and cash equivalents at beginning of period                                   2,289,743          3,170,658
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                       $ 3,865,807         $8,373,936
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                              $258,667          $ 595,870
      Income taxes (refund)                                                  (    $1,681,660)    (    $ 929,056)




                                       8
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets (goodwill) is reflected in the consolidated balance sheets as Intangible Assets. Goodwill, net of amortization, at March 31, 2002 and December 31, 2001 was $63,148,000 and $62,619,000, respectively, and was amortized on a straight-line method over twenty years through December 31, 2001. Amortization expense for the three months ended March 31, 2002 and 2001 was $5,200 and $2,043,000, respectively.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (1) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (2) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (3) goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives is no longer subject to amortization, (4) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator, (5) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The adoption of SFAS No. 142 had a significant impact on the results of operations of the Company for the three months ended March 31, 2002 by eliminating amortization of goodwill.

3.   Note Payable

     The Company and its subsidiaries entered into an agreement with Citizens Bank (successor to Mellon Bank N.A.), administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). The Revolving Credit Facility was amended on October 10, 2001. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.   Note Payable - (Continued)

     Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires August 2002. Management of the Company has commenced negotiations for renewal or replacement of the Revolving Credit Facility. The weighted average interest rates for the three months ended March 31, 2002 and 2001 were 3.72% and 7.27%, respectively. The amounts outstanding under the Revolving Credit Facility at March 31, 2002 and December 31, 2001 were $24.9 million and $31.5 million, respectively.

4.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                                       Three Months
                                                      Ended March 31,
                                               ------------------------------

                                                   2002             2001
                                               --------------   -------------

    Interest expense                             ($288,344)       ($851,045)
    Interest income                                  20,391         109,224
                                               --------------   -------------

                                                 ($267,953)       ($741,821)
                                               ==============   =============

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

    Three Months Ended              Information      Professional      Commercial
    March 31, 2002                   Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------


    Revenue                               $28,989         $10,894            $5,227                          $45,110

    Operating expenses                     25,868          10,087             5,142                           41,097
                                   ---------------   -------------    --------------    -------------   -------------


    EBITDA (1)                              3,121             807                85                            4,013

    Depreciation                              195              90                17                              302

    Goodwill amortization                       4               1                                                  5
                                   ---------------   -------------    --------------    -------------   -------------


    Operating income                       $2,922           $ 716              $ 68                          $ 3,706
                                   ===============   =============    ==============    =============   =============


    Total assets                          $85,494         $11,214            $5,427          $20,854        $123,389

    Capital expenditures                                                                       $ 132          $  132

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.   Segment Information - (Continued)

    Three Months Ended
                                      Information     Professional      Commercial
    March 31, 2001                    Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------

    Revenue                               $48,574          $9,921            $6,159                          $64,654

    Operating expenses                     43,781           9,321             5,924                           59,026
                                   ---------------   -------------    --------------    -------------   -------------


    EBITDA (1)                              4,793             600               235                            5,628

    Depreciation                              178              48                10                              236

    Goodwill amortization                   1,874             161                 8                            2,043
                                   ---------------   -------------    --------------    -------------   -------------


    Operating income                      $ 2,741           $ 391             $ 217                          $ 3,349
                                   ===============   =============    ==============    =============   =============


    Total assets                         $135,876         $11,894            $5,384          $16,595        $169,749

    Capital expenditures                   $  158                                              $ 225          $  383


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

6.   Contingencies

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

     In 1998, two former officers filed suit against the Company alleging wrongful termination of their employment, wrongful failure to make severance payments and wrongful conduct by the Company in connection with the grant and non-vestiture of Stock Options to the plaintiffs. The complaint also alleged that the Company wrongfully limited the number of shares of Company stock that could be sold by the plaintiffs under a Registration Rights Agreement and made various other claims. The plaintiffs' complaint sought damages of approximately $480,000 and further sought additional unliquidated damages. The claims relating to wrongful termination of employment and wrongful conduct by the Company in connection with the grant of Stock Options to the plaintiffs have been resolved in binding arbitration. With respect to the Company's alleged wrongful limiting of the number of shares the plaintiffs could sell and one plaintiff's claim of entitlement to severance pay of $240,000, the Company is awaiting completion of discovery and the fixing of a trial date. The Company is also awaiting the court's ruling on its motion for summary judgment in its favor with respect to the plaintiffs' claims concerning the non-vestiture of their stock options. Substantial damages are being sought on the share-selling limitation and stock option claims; however, the alleged damages are subject to significant reduction by reason of their speculative nature and for having been avoidable losses. Management believes the suit is without merit and will continue to defend the claims vigorously.

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

Management believes that most companies have recognized the importance of the Internet and information management technologies to competing in today's business climate. However, the uncertain economic environment has curtailed many companies' motivation for rapid adoption of many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. Management believes that Companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has had the effect of delaying or totally negating the spending on many emerging new solutions, which management formally anticipated.

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

The Company presently realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed. The Company also provides project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions work are higher than those for professional consulting services. The Company has an ongoing effort to expand its sales of higher margin solution and project management services.

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

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits and insurances. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's acquisition program and corporate marketing, administrative and reporting responsibilities. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization in 2001 relates principally to the goodwill resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill. See Footnote 2 to financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

A summary of operating results for the three months ended March 31, 2002 and 2001 is as follows (in thousands, except for earnings per share data):

                                                                    2002                             2001
                                                          -------------------------         ------------------------
                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue

Revenues                                                  $ 45,110         100.0%         $  64,654        100.0  %
Cost of services                                            32,600          72.3             46,582         72.0
                                                          --------          ----          ---------         ----
Gross profit                                                12,510          27.7             18,072         28.0
                                                          --------          ----          ---------         ----

Selling, general and administrative                          8,496          18.8             12,444         19.2
Depreciation                                                   302            .7                235           .4
                                                          --------        ------          ---------       ------
                                                             8,798          19.5             12,679         19.6
                                                          --------          ----          ---------         ----

Income before other expense (income),
  income taxes, and amortization of
  intangibles                                                3,711           8.2              5,393          8.4
Other expense                                             (    265  )         .6          (     738)       ( 1.2  )
                                                           -------          ----           --------          ---

Income before income taxes
  and amortization of intangibles                            3,447           7.6              4,655          7.2
Income taxes                                                 1,299           2.8              1,856          2.9
                                                          --------           ---          ---------          ---
Income before amortization of intangibles                    2,148           4.8              2,799          4.3
Amortization of intangibles,
  net of income tax benefits                                     3                            1,648          2.5
                                                          --------           ---          ---------          ---
Net income                                                $  2,145           4.8%         $   1,151          1.8  %
                                                          ========           ===          =========          ===

                                                            2002                              2001
                                                          ----------                        ---------
Earnings per share:
Basic:
     Income before amortization of intangibles                $.20                             $.26
     Amortization  of intangibles                                                               .15
                                                              ----                            -----
     Net income                                               $.20                             $.11
                                                              ====                             ====
Diluted:
     Income before amortization of intangibles                $.20                             $.26
     Amortization  of intangibles                                                               .15
                                                              ----                            -----
     Net income                                               $.20                             $.11
                                                              ====                             ====


Revenues. Revenues decreased 30.2%, or $19.5 million, for the three months ended March 31, 2002 as compared to the same period in the prior year (the "comparable prior year period"). Revenue decline was primarily attributable to continued softness in the Information Technology ("IT") sector. Management attributes this softness to overall economic conditions as well as hesitancy by customers to launch new capital spending programs.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended March 31, 2002 Compared to
 Three Months Ended March 31, 2001 - (Continued)

Cost of Services. Cost of services decreased 30.0%, or $14.0 million, for the three months ended March 31, 2002 as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation associated with decreased revenues experienced during the three months ended March 31, 2002. Cost of services as a percentage of revenues increased to 72.3% for the three months ended March 31, 2002 from 72.0% for the comparable prior year period. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services which have historically had lower gross profit margins.

Selling, General and Administrative. Selling, general and administrative expenses ("SGA") decreased 31.7%, or $3.9 million, for the three months ended March 31, 2002 as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in revenues and a corresponding reduction in the related variable costs and cost cutting initiatives. SGA expenses as a percentage of revenues was 18.8% for the three months ended March 31, 2002 as compared to 19.2% for the comparable prior year period.

Depreciation. Depreciation increased 28.5%, or $67,000, for the three months ended March 31, 2002 as compared to the comparable prior year period. This increase was primarily due to the depreciation and amortization of infrastructure and leasehold improvements incurred since March 31, 2001.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the three months ended March 31, 2002, actual interest expense of $288,000 was offset by $20,400 of interest income, which was earned from investments in interest bearing deposits. Interest expense, net decreased $474,000 for the three months ended March 31, 2002 as compared to the comparable prior year period. This decrease was primarily due to the increased cash derived from operating activities, which was used to reduce interest bearing debt by $6.6 million during the three months ended March 31, 2002.

Income Tax. Income tax expense decreased 30.1%, or $558,000, for the three months ended March 31, 2002 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the three months ended March 31, 2002 compared to the comparable prior year period.

Amortization of Intangibles. Amortization of intangibles for the three months ended March 31, 2002 and 2001 was net of income tax benefit of $2,000 and $395,000, respectively. Amortization of intangibles decreased 99.8%, or $1.6 million for the three months ended March 31, 2002 as compared to the comparable prior year period. On July 20, 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS is effective for all fiscal periods beginning after December 15, 2001. In accordance with SFAS 142, for the three months ended March 31, 2002, all previously recognized goodwill and intangible assets with indefinite lives was no longer subject to amortization.


Liquidity and Capital Resources

Operating activities provided $8.9 million of cash for the three months ended March 31, 2002 as compared to $15.3 million for the comparable period. The decrease in cash provided by operating activities was primarily attributable to decreases in accounts receivable, income tax refund receivable, deferred tax assets, prepaid expenses and other current assets and an increase in accrued payroll, which was partially offset by decreases in accounts payable and accrued expenses, payroll and withheld taxes and income taxes payable.

Investing activities used $670,000 for the three months ended March 31, 2002 as compared to $2.7 million for the comparable period. The reduction in the use of cash for the three months ended March 31, 2002 as compared to the comparable period was primarily attributable to a reduction in acquisition and deferred consideration payments.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources - (Continued)

Financing activities consisting of debt payments of $6.6 million for the three months ended March 31, 2002 as compared to payments of $7.4 million for the comparable period.

The Company and its subsidiaries entered into an agreement with Citizens Bank (successor to Mellon Bank N.A.), administrative agent for a syndicate of banks, which provides for a $75.0 million Revolving Credit Facility (the "Revolving Credit Facility"). The Revolving Credit Facility was amended on October 10, 2001. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate.

Borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of all of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires August 2002. Management of the Company has commenced negotiations for renewal or replacement of the Revolving Credit Facility. The weighted average interest rates for the three months ended March 31, 2002 and 2001 were 3.72% and 7.27%, respectively. The amounts outstanding under the Revolving Credit Facility at March 31, 2002 and December 31, 2001 were $24.9 million and $31.5 million, respectively.

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions.

The Company's business strategy is to achieve growth both internally through operations and externally through strategic acquisitions. The Company from time to time engages in discussions with potential acquisition candidates. Should the size of the Company and its financial resources increase, acquisition opportunities requiring significant commitments of capital may arise. In order to pursue such opportunities, the Company may be required to incur debt or issue potentially dilutive securities in the future. No assurance can be given as to the Company's future acquisition and expansion opportunities or how such opportunities will be financed.

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

The Company is involved in several litigation matters. See Note 6 to the Financial Statements. Should a significant number of such matters be resolved against the Company, the Company will need to devote capital it anticipates using for other purposes to such litigation matters, which could result in an increased need for capital.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2001.

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





                                  RCM Technologies, Inc.





           Date: May 9, 2002      By:/s/ Stanton Remer
                                  --- ------- -----
                                  Stanton Remer
                                  Chief Financial Officer,
                                  Treasurer, Secretary and Director
                                 (Principal Financial Officer and
                                  Duly Authorized Officer of the Registrant)