Form 10-Q
period 2002-06-30
RCM TECHNOLOGIES INC
filed 2002-08-05
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Common Stock, $0.05 par value, 10,598,364 shares outstanding as of August 02, 2002.





                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
                 and December 31, 2001                                                                3

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Six-Month Periods Ended June 30, 2002 and 2001                               5

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Three-Month Periods Ended June 30, 2002 and 2001                             6

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Six-Month Period Ended June 30, 2002                                  7

               Unaudited Consolidated Statements of Cash Flows for the Six-
                 Month Periods Ended June 30, 2002 and 2001                                           8

               Notes to Unaudited Consolidated Financial Statements                                  10


          Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  15

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        23


    PART II - OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders                               24

          Item 6 - Exhibits and Reports on Form 8-K                                                  24

          Signatures                                                                                 25


ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001



                                     ASSETS

                                                                               June 30,           December 31,
                                                                                 2002                 2001
                                                                            ---------------      ---------------

                                                                               (Unaudited)
Current assets
   Cash and cash equivalents                                                   $ 1,917,799          $ 2,289,743
   Accounts receivable, net of allowance for doubtful accounts
      of $1,468,000 and $1,795,000, respectively                                36,302,720           41,174,828
   Income tax refund receivable (Note 2)                                        14,841,135            6,810,093
   Prepaid expenses and other current assets                                     2,684,107            2,968,612
   Deferred tax assets                                                             581,261            5,600,000
                                                                            ---------------      ---------------

      Total current assets                                                      56,327,022           58,843,276
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                         10,557,150           11,131,750
   Less: accumulated depreciation and amortization                               3,984,745            4,282,985
                                                                            ---------------      ---------------


                                                                                 6,572,405            6,848,765
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                        135,731              175,691
   Goodwill, net of accumulated amortization
      of  $10,478,200 and $10,478,600 respectively                              66,752,354           62,499,000
   Intangible assets, net of accumulated amortization
      of  $200,800 and $190,400 respectively                                       110,000              120,400
   Deferred tax assets                                                                                2,668,813
                                                                            ---------------      ---------------

                                                                                66,998,085           65,463,904
                                                                            ---------------      ---------------





      Total assets                                                            $129,897,512         $131,155,945
                                                                            ===============      ===============

                                       3
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       June 30, 2002 and December 31, 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              June 30,            December 31,
                                                                                2002                  2001
                                                                           ---------------       ---------------
                                                                              (Unaudited)
Current liabilities
 Note payable                                                                 $24,900,000           $31,500,000
 Accounts payable and accrued expenses                                          7,345,233             8,653,876
 Accrued payroll                                                                4,972,271             5,137,336
 Payroll and withheld taxes                                                       613,794               375,784
 Income taxes payable                                                           4,455,725             2,199,149
                                                                           ---------------       ---------------

       Total current liabilities                                               42,287,023            47,866,145
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 10,598,364 and
       10,571,761 shares issued and outstanding
       at  June 30, 2002 and December 31, 2001, respectively                      529,918               528,588
    Accumulated other comprehensive loss                                  (       521,814)      (       484,283)
    Additional paid-in capital                                                 93,845,385            93,746,569
    Accumulated deficit                                                   (     6,243,000)      (    10,501,074)
                                                                           ---------------       ---------------

                                                                               87,610,489            83,289,800
                                                                           ---------------       ---------------






       Total liabilities and shareholders' equity                            $129,897,512          $131,155,945
                                                                           ===============       ===============

                                       4

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                2002                  2001
                                                                           ----------------      ---------------

Revenues                                                                       $89,815,361         $123,019,699

Cost of services                                                                65,501,011           88,469,679
                                                                           ----------------      ---------------

Gross profit                                                                    24,314,350           34,550,020
                                                                           ----------------      ---------------

Operating costs and expenses
   Selling, general and administrative                                          16,909,247           23,680,387
   Depreciation                                                                    609,515              493,670
   Amortization                                                                     10,362            3,366,554
                                                                           ----------------      ---------------
                                                                                17,529,124           27,540,611
                                                                           ----------------      ---------------

Operating income                                                                 6,785,226            7,009,409
                                                                           ----------------      ---------------

Other expenses (income)
   Interest expense, net of interest (income)                             (         31,096)           1,315,629
   Gain on foreign currency transactions                                  (          5,107)     (        10,149)
                                                                           ----------------      ---------------

                                                                          (         36,203)           1,305,480

                                                                           ----------------      ---------------

Income before income taxes                                                       6,821,429            5,703,929

Income taxes                                                                     2,563,355            3,200,869
                                                                           ----------------      ---------------

Net income                                                                       4,258,074            2,503,060

Other comprehensive loss
   Foreign currency translation adjustment                                (         37,531)     (       227,973)
                                                                           ----------------      ---------------


Comprehensive income                                                            $4,220,543          $ 2,275,087
                                                                           ================      ===============


Basic earnings per share                                                              $.40                 $.24
                                                                                      ====                 ====

Weighted average number of common
   shares outstanding                                                           10,572,146           10,499,651
                                                                                ==========           ==========

Diluted earnings per share                                                            $.40                 $.23
                                                                                      ====                 ====

Weighted average number of common
   and common equivalent shares outstanding                                     10,775,112           10,665,107
                                                                                ==========           ==========

                                       5
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                2002                  2001
                                                                           ----------------      ---------------

Revenues                                                                       $44,705,733          $58,365,909

Cost of services                                                                32,901,049           41,887,806
                                                                           ----------------      ---------------

Gross profit                                                                    11,804,684           16,478,103
                                                                           ----------------      ---------------

Operating costs and expenses
   Selling, general and administrative                                           8,413,017           11,236,560
   Depreciation                                                                    307,200              258,209
   Amortization                                                                      5,181            1,323,064
                                                                           ----------------      ---------------
                                                                                 8,725,398           12,817,833
                                                                           ----------------      ---------------

Operating income                                                                 3,079,286            3,660,270
                                                                           ----------------      ---------------

Other expenses (income)
   Interest expense, net of interest (income)                             (        299,049)             573,809
   Gain on foreign currency transactions                                  (          2,167)     (         6,089)
                                                                           ----------------      ---------------

                                                                          (        301,216)             567,720

                                                                           ----------------      ---------------

Income before income taxes                                                       3,380,502            3,092,550

Income taxes                                                                     1,267,015            1,740,434
                                                                           ----------------      ---------------

Net income                                                                       2,113,487            1,352,116

Other comprehensive loss
   Foreign currency translation adjustment                                (          1,540)     (       156,740)

                                                                           ----------------      ---------------

Comprehensive income                                                            $2,111,947           $1,195,376

                                                                           ================      ===============

Basic earnings per share                                                              $.20                 $.13
                                                                                      ====                 ====

Weighted average number of common
   shares outstanding                                                           10,572,527           10,499,651
                                                                                ==========           ==========

Diluted earnings per share                                                            $.20                 $.13
                                                                                      ====                 ====

Weighted average number of common
   and common equivalent shares outstanding                                     10,814,779           10,736,087
                                                                                ==========           ==========

                                       6

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 2002
                                   (Unaudited)










                                                               Accumulated
                                                                 Other          Additional
                                      Common Stock           Comprehensive       Paid-in       Retained
                                      ------------
                                                                 Loss           Capital        Earnings          Total
                                   Shares       Amount

Balance, January 1, 2002          10,571,761     $528,588        ($484,283)    $93,746,569    ($10,501,074)    $83,289,800

Issuance of stock under
 stock purchase plan                  25,948        1,297                           98,084                          99,381

Exercise of stock options                655           33                              732
                                                                                                                       765

Translation adjustment                                         (    37,531)                                    (    37,531)

Net income                                                                                       4,358,074       4,258,074
                                                                                                 ---------       ---------

Balance, June 30, 2002            10,598,364     $529,918        ($521,814)    $93,845,385     ($6,243,000)    $87,610,489
                                  ==========     ========        ==========    ===========      ===========    ===========












                                       7
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                   2002               2001
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                    $4,258,074         $2,503,060
                                                                              ---------------     --------------



    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                               619,877          3,860,224
         Provision for losses on accounts receivable                         (       327,000)    (      156,000)
         Changes in assets and liabilities:
             Accounts receivable                                                   5,199,108         13,806,594
             Income tax refund receivable                                    (     8,031,043)         1,897,777
             Deferred tax asset                                                    7,687,553     (       34,131)
             Prepaid expenses and other current assets                       (       823,401)         1,330,922
             Accounts payable and accrued expenses                           (     2,241,976)           709,342
             Accrued payroll                                                 (       165,065)    (      628,280)
             Payroll and withheld taxes                                              238,010     (    1,039,850)
             Income taxes payable                                                  3,364,481     (      783,398)
                                                                              ---------------     --------------


    Total adjustments                                                              5,520,544         18,963,200
                                                                              ---------------     --------------



Net cash provided by operating activities                                         $9,778,618        $21,466,260
                                                                              ---------------     --------------













                                       8


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six Months Ended June 30, 2002 and 2001 - (Continued)
                                   (Unaudited)


                                                                                   2002               2001
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                          (     $ 338,346)    (   $1,103,777)
    Decrease in deposits                                                              39,960             12,244
    Purchase of acquired companies including
      contingent consideration, net of cash acquired                         (     3,314,791)    (    4,307,071)
                                                                              ---------------     --------------


    Net cash used in investing activities                                    (     3,613,177)    (    5,398,604)
                                                                              ---------------     --------------


Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                    99,381
    Repayments of note payable                                                                          133,239
    Exercise of stock options                                                            765
    Repayments of long-term debt                                             (     6,600,000)    (   12,400,000)
                                                                              ---------------     --------------

    Net cash provided by (used in) financing activities                      (     6,499,854)    (   12,266,761)
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                 (        37,531)    (      227,973)
                                                                              ---------------     --------------


(Decrease) increase in cash and cash equivalents                             (       371,944)         3,572,922

Cash and cash equivalents at beginning of period                                   2,289,743          3,170,658
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $1,917,799         $6,743,580
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                              $501,796         $1,366,420
      Income taxes                                                                  $650,269         $1,700,388







                                       9
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   Subsequent Event

     Subsequent to June 30, 2002, the Company received from the Internal Revenue Service an income tax refund in the amount of $14.8 million, inclusive of $535,000 of interest income. A portion of the proceeds was used for the repayment of borrowings under our note payable agreements (Note 4). The note payable amount outstanding was $10.0 million at August 2, 2002.

3.   Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (1) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (2) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (3) goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives is no longer subject to amortization, (4) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator, (5) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The adoption of SFAS No. 142 had a significant impact on the results of operations of the Company for the six months and three months ended June 30, 2002 by eliminating amortization of goodwill.

     Under the provisions of SFAS No. 142, the Company is required to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on at least an annual basis thereafter. For purposes of transitional impairment testing, the Company determined the fair value of its reporting units using discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in no impairment loss being recognized.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.   Recent Accounting Pronouncements (Continued)

     In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

4.   Note Payable

     The Company and its subsidiaries entered into an amended and restated loan agreement on May 31, 2002 with Citizens Bank (successor to Mellon Bank N.A.), administrative agent for a syndicate of banks, which provides for a $40.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $7.5 million Term Loan Facility (the "Term Loan Facility"). The $7.5 million outstanding balance under the Term Loan Facility was paid on July 2, 2002 thereby canceling the Term Loan Facility. Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered
     Rate), plus applicable margin, or the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires August 2004. The weighted average interest rates under the Revolving Credit Facility and Term Loan Facility for the six months ended June 30, 2002 and 2001 were 3.89% and 5.69%, respectively. The amounts outstanding under the Revolving Credit Facility at June 30, 2002 and December 31, 2001 were $24.9 million and $31.5 million, respectively. (Note 2)

5.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                             Six Months Ended June 30,         Three Months Ended June 30,
                                           -------------------------------    -------------------------------

                                               2002             2001              2002             2001
                                           --------------   --------------    --------------   --------------

    Interest expense                         ($538,082)     ($1,520,775)         ($249,738)       ($669,731)
    Interest income (Note 2)                   569,178          205,146            548,787           95,922

                                           --------------   --------------    --------------   --------------
                                             $  31,096      ($1,315,629)          $299,049        ($573,809)
                                           ==============   ==============    ==============   ==============

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

  Six Months Ended                  Information      Professional      Commercial
  June 30, 2002                      Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------


  Revenue                                 $55,467         $23,497           $10,851                          $89,815

  Operating expenses (1)                   50,357          21,464            10,589                           82,410
                                   ---------------   -------------    --------------    -------------   -------------


  EBITDA (2)                                5,110           2,033               262                            7,405

  Depreciation                                385             190                34                              609

  Amortization of intangibles                  10               1                                                 11
                                   ---------------   -------------    --------------    -------------   -------------


  Operating income                         $4,715          $1,842             $ 228                           $6,785
                                   ===============   =============    ==============    =============   =============


  Total assets                            $86,420         $13,430            $6,314          $23,152        $129,316

  Capital expenditures                                                                          $338            $338


  Six Months Ended                  Information      Professional      Commercial
  June 30, 2001                      Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------


  Revenue                                 $90,342         $20,249           $12,429                         $123,020

  Operating expenses (1)                   81,972          18,205            11,973                          112,150
                                   ---------------   -------------    --------------    -------------   -------------


  EBITDA (2)                                8,370           2,044               456                           10,870

  Depreciation                                369             102                23                              494

  Amortization of intangibles               3,022             327                18                            3,367
                                   ---------------   -------------    --------------    -------------   -------------


  Operating income                        $ 4,979          $1,615             $ 415                          $ 7,009
                                   ===============   =============    ==============    =============   =============


  Total assets                           $126,173         $17,346            $6,154         $ 19,478        $169,151

  Capital expenditures                       $379                                               $725         $ 1,104


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.   Segment Information - (Continued)

  Three Months Ended                Information      Professional      Commercial
  June 30, 2002                      Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------


  Revenue                                 $26,479         $12,602            $5,625                          $44,706

  Operating expenses (1)                   24,489          11,377             5,448                           41,304
                                   ---------------   -------------    --------------    -------------   -------------


  EBITDA (2)                                 1990           1,225               177                            3,392

  Depreciation                                191              99                17                              307

  Amortization of intangibles                   5               1                                                  6
                                   ---------------   -------------    --------------    -------------   -------------


  Operating income                         $1,794          $1,125             $ 160                           $3,079
                                   ===============   =============    ==============    =============   =============


  Total assets                            $86,420         $13,430            $6,314          $23,152        $129,316

  Capital expenditures                                                                          $206            $206


  Three Months Ended                Information      Professional      Commercial
  June 30, 2001                      Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------


  Revenue                                 $41,768         $10,328            $6,270                          $58,366

  Operating expenses (1)                   38,191           8,884             6,050                           53,125
                                   ---------------   -------------    --------------    -------------   -------------


  EBITDA (2)                                3,577           1,444               220                            5,241

  Depreciation                                191              54                13                              258

  Amortization of intangibles               1,148             166                 9                            1,323
                                   ---------------   -------------    --------------    -------------   -------------


  Operating income                        $ 2,238          $1,224             $ 199                          $ 3,660
                                   ===============   =============    ==============    =============   =============


  Total assets                           $126,173         $17,346            $6,154         $ 19,478        $169,151

  Capital expenditures                       $221                                               $499            $720


(1)  Operating expenses excludes depreciation and amortization.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   Commitment

     On June 10, 2002, the Company entered into a Severance Agreement (the "Severance Agreement") with its Chief Executive Officer, Leon Kopyt. The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than for Cause, as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of June 30, 2002, then under the terms of the Severance Agreement, he would have been entitled to cash payments of approximately $1.2 million, inclusive of employee benefits.

8.   Contingencies

     The Company has received claims and notices of possible claims from various persons from whom the Company acquired stock or assets in four separate acquisitions that occurred during 1998 and 1999. Such claims and possible claims are not related to one another. These claims and possible claims relate to allegations of wrongful termination and failure of the Company to pay deferred consideration under the relevant acquisition agreements. In the opinion of management, the Company has meritorious defenses to such claims and possible claims and does not believe that the resolution of such claims and possible claims should have a material adverse effect on the Company, its financial position, its results of operations or its cash flows.

     In 1998, two former officers filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments and wrongful conduct by the Company in connection with the grant to the plaintiffs and non-vestiture of options to purchase the Company's common stock. The complaint also alleges that the Company wrongfully limited the number of shares of the Company's common stock that could be sold by the plaintiffs under a Registration Rights Agreement and contains various other claims. The complaint seeks damages of approximately $480,000, as well as additional unliquidated damages. The claims relating to wrongful termination of employment and wrongful conduct by the Company in connection with the grant of stock options to the plaintiffs have been resolved in binding arbitration. With respect to the Company's alleged wrongful limiting of the number of shares the plaintiffs could sell and one plaintiff's claim of entitlement to severance pay of $240,000, the Company is awaiting completion of discovery and the fixing of a trial date. The Company is also awaiting the court's ruling on its motion for summary judgment in its favor with respect to the plaintiffs' claims concerning the non-vestiture of their stock options. Substantial damages are being sought on the share-selling limitation and stock option claims; however, the alleged damages are subject to significant reduction by reason of their speculative nature and for having been avoidable losses. Management believes the suit is without merit and will continue to defend the claims vigorously.

9.   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include the Company's estimates of reserves such as the allowance for doubtful accounts receivable.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Overview

RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM is an innovative leader in the design, development and delivery of these services to various industries. RCM's offices are located throughout North America, including many major metropolitan centers. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management, Enterprise Application Integration and Supply Chain. RCM's Engineering services focus on Engineering Design, Technical Support, and Project Management and Implementation. The Company's Commercial Services business unit provides Healthcare contract professionals as well as Clerical and Light Industrial temporary personnel. The Company provides its services to clients in banking and finance, healthcare, insurance, aerospace, pharmaceutical, telecommunications, utility, technology, manufacturing, distribution and government sectors. The Company believes that the breadth of services fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

RCM sells and delivers its services through a network of branch offices located in selected regions throughout North America. The Company has executed a regional strategy to better leverage its consulting services offering. The Company centrally manages its Solutions practices to maximize the potential for sales and marketing of those services.

Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered a competitive imperative. Many clients have laid off portions of their own permanent staff and greatly reduced the demand for consulting services in attempts to maintain profitability. This has had a direct impact on RCM's revenues.

Management believes that most companies have recognized the importance of the Internet and information management technologies to competing in today's business climate. However, the uncertain economic environment has curtailed many companies' motivation for rapid adoption of many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. Management believes that many companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has had the effect of delaying or totally negating spending on many emerging new solutions, which management formally anticipated.

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

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits and insurances. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's acquisition program and corporate marketing, administrative and reporting responsibilities. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization in 2002 relates principally to the goodwill resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill. See Footnote 3 to financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Goodwill and intangibles

Pursuant to the adoption of SFAS 142, the Company changed its accounting policy related to goodwill and intangible assets, effective January 1, 2002. Goodwill and indefinite-lived intangible assets are no longer amortized but are subject to periodic impairment assessment. The transitional impairment testing for such assets was completed during the second quarter of 2002 and as of December 31, 2001, the transition date, there was no impairment to such assets. In accordance with SFAS 142, the Company will be subject to a 2002 annual impairment test, as well as, impairment tests each year thereafter. The Company cannot guarantee that there will not be impairments in subsequent quarters in 2002 or in subsequent years.

In addition, the Company recognizes contingent consideration from past acquisitions, which are based on earn-out agreements, as additional goodwill when earned. The Company cannot guarantee that earn-out provisions will be met.

Revenue Recognition on Long-Term Contracts

When the performance of a contract will extend beyond a 12-month period, revenue and related costs are recognized on the percentage-of-completion method of accounting. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs at completion of the contract. These estimates are reviewed periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known.

If the Company does not accurately estimate the total sales and related costs on such contracts, or if the Company is unsuccessful in the ultimate collection of associated contract claims, the estimated gross margins may be impacted or losses may need to be recognized in future periods. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations and financial position.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

A summary of operating results for the six months ended June 30, 2002 and 2001 is as follows (in thousands, except for earnings per share data):

                                                                    2002                             2001
                                                          -------------------------         ------------------------
                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue

Revenues                                                   $89,815         100.0%          $123,020        100.0  %
Cost of services                                            65,501          72.9             88,470         71.9
                                                          ---------         ----          ---------         ----
Gross profit                                                24,314          27.1             34,550         28.1
                                                          --------          ----          ---------         ----

Selling, general and administrative                         16,909          18.8             23,680         19.3
Depreciation                                                   609            .7                494           .4
                                                          --------        ------          ---------       ------
                                                            17,518          19.5             24,174         19.7
                                                          --------          ----          ---------         ----

Income before other income (expense),
  income taxes, and amortization of intangibles              6,796           7.6             10,376          8.4
Other (expense) income                                          36                        (   1,305)      (  1.1  )
                                                          --------          ----           --------          ---

Income before income taxes
  and amortization of intangibles                            6,832           7.6              9,070          7.4
Income taxes                                                 2,568           2.9              3,751          3.0
                                                          --------           ---          ---------          ---
Income before amortization of intangibles                    4,264           4.7              5,319          4.4
Amortization of intangibles, net of income tax benefits          6                            2,816          2.4
                                                          --------           ---          ---------          ---
Net income                                                $  4,258           4.7%         $   2,503          2.0  %
                                                          ========           ===          =========          ===

                                                            2002                              2001
                                                          ----------                        ---------
Earnings per share:
Basic:
     Income before amortization of intangibles                $.40                             $.52
     Amortization  of intangibles                                                               .28
                                                              ----                            -----
     Net income                                               $.40                             $.24
                                                              ====                             ====
Diluted:
     Income before amortization of intangibles                $.40                             $.51
     Amortization  of intangibles                                                               .28
                                                              ----                            -----
     Net income                                               $.40                             $.23
                                                              ====                             ====


Revenues. Revenues decreased 27.0%, or $33.2 million, for the six months ended June 30, 2002 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decline was primarily attributable to softness in the Information Technology ("IT") sector. Management attributes this softness to overall economic conditions as well as hesitancy by customers to launch new capital spending programs.

Cost of Services. Cost of services decreased 26.0%, or $23.0 million, for the six months ended June 30, 2002 as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation associated with decreased revenues experienced during the six months ended June 30, 2002. Cost of services as a percentage of revenues increased to 72.9% for the six months ended June 30, 2002 from 71.9% for the comparable prior year period. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services, which have historically had lower gross profit margins.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended June 30, 2002 Compared to
    Six Months Ended June 30, 2001 - (Continued)

Selling, General and Administrative. Selling, general and administrative expenses decreased 28.6%, or $6.8 million, for the six months ended June 30, 2002 as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in revenues, a corresponding reduction in related variable costs, and cost cutting initiatives. SGA expenses as a percentage of revenues were 18.8% for the six months ended June 30, 2002 as compared to 19.3% for the comparable prior year period.

Depreciation. Depreciation increased 23.3%, or $115,000, for the six months ended June 30, 2002 as compared to the comparable prior year period. This increase was primarily due to the depreciation and amortization of infrastructure and leasehold improvements incurred since June 30, 2001.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the six months ended June 30, 2002, actual interest expense of $538,000 was offset by $569,000 of interest income, which was principally earned from an income tax refund claim with the Internal Revenue Service. Interest expense, net decreased $1.3 million for the six months ended June 30, 2002 as compared to the comparable prior year period. This decrease was primarily due to the cash derived from operating activities, which was used to reduce interest bearing debt as well as the aforementioned interest income earned on the income tax refund.

Income Tax. Income tax expense decreased 31.5%, or $1.2 million, for the six months ended June 30, 2002 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the six months ended June 30, 2002 compared to the comparable prior year period.

Amortization of Intangibles. Amortization of intangibles for the six months ended June 30, 2002 and 2001 was net of income tax benefit of $4,000 and $550,000, respectively. Amortization of intangibles decreased 99.8%, or $2.8 million for the six months ended June 30, 2002 as compared to the comparable prior year period. On July 20, 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for all fiscal periods beginning after December 15, 2001. In accordance with SFAS 142, for the six months ended June 30, 2002, all previously recognized goodwill and intangible assets with indefinite lives was no longer subject to amortization.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

A summary of operating results for the three months ended June 30, 2002 and 2001 is as follows (in thousands, except for earnings per share data):

                                                                   2002                              2001
                                                          ------------------------          -----------------------
                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue

Revenues                                                  $ 44,706         100.0%           $58,366      100.0%
Cost of services                                            32,901          73.6             41,888       71.8
                                                          --------          ----          ---------       ----
Gross profit                                                11,805          26.4             16,478       28.2
                                                          --------          ----          ---------       ----

Selling, general and administrative                          8,413          18.8             11,237       19.3
Depreciation                                                   307            .7                258         .4
                                                          --------        ------          ---------      -----
                                                             8,720          19.5             11,495       19.7
                                                          --------          ----          ---------       ----

Income before other income (expense),
  income taxes and amortization of goodwill                  3,085           6.9              4,983        8.5
Other (expense) income                                         301            .7          (     568)       1.0
                                                          --------          ----          ---------  ---------

Income before income taxes
  and amortization of intangibles                            3,386           7.6              4,415        7.6
     Income taxes                                            1,270           2.9              1,894        3.3
                                                          --------           ---          ---------        ---
Income before amortization of intangibles                    2,116           4.7              2,521        4.3
Amortization of intangibles, net of income tax benefits          3                            1,169        2.0
                                                          --------           ---          ---------        ---
Net income                                                $  2,113           4.7%         $   1,352       2.3%
                                                          ========           ===          ==========       ===


                                                            2002                             2001
                                                          ---------                         --------
Earnings per share:
Basic:
     Income before amortization of intangibles                $.20                           $.26
     Amortization of intangibles                                                              .13
                                                              ----                          -----
     Net income                                               $.20                           $.13
                                                              ====                           ====
Diluted:
     Income before amortization of intangibles                $.20                           $.25
     Amortization of intangibles                                                              .12
                                                              ----                          -----
     Net income                                               $.20                           $.13
                                                              ====                           ====

Revenues. Revenues decreased 23.4%, or $13.6 million, for the three months ended June 30, 2002 as compared to the same period in the prior year (the "comparable prior year period"). Revenue decline was primarily attributable to softness in the Information Technology ("IT") sector. Management attributes this softness to overall economic conditions as well as hesitancy by customers to launch new capital spending programs.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended June 30, 2002 Compared to
   Three Months Ended June 30, 2001 - (Continued)

Cost of Services. Cost of services decreased 21.4%, or $9.0 million, for the three months ended June 30, 2002 as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation associated with decreased revenues experienced during the three months ended June 30, 2002. Cost of services as a percentage of revenues increased to 73.6% for the three months ended June 30, 2002 from 71.8% for the comparable prior year period. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services.

Selling, General and Administrative. Selling, general and administrative expenses decreased 25.1%, or $2.8 million, for the three months ended June 30, 2002 as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in revenues and a corresponding reduction in the related variable costs and cost cutting initiatives. SGA expenses, as a percentage of revenues was 18.8% for the three months ended June 30, 2002 as compared to 19.3% for the comparable prior year period.

Depreciation. Depreciation increased 19.0%, or $49,000, for the three months ended June 30, 2002 as compared to the comparable prior year period. This increase was primarily due to the depreciation and amortization infrastructure and leasehold improvements incurred since June 30, 2001.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the three months ended June 30, 2002, actual interest expense of $250,000 was offset by $549,000 of interest income, which was principally earned from an income tax refund claim with the Internal Revenue Service. Interest expense, net decreased $873,000 for the three months ended June 30, 2002 as compared to the comparable prior year period. This decrease was primarily due to the cash derived from operating activities, which was used to reduce interest bearing debt as well as the aforementioned interest income earned on the income tax refund.

Income Tax. Income tax expense decreased 32.9%, or $624,000, for the three months ended June 30, 2002 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the three months ended June 30, 2002 compared to the comparable prior year period.

Amortization of Intangibles. Amortization of intangibles for the three months ended June 30, 2002 and 2001 was net of income tax benefit of $2,000 and $154,000, respectively. Amortization of intangibles decreased 99.7%, or $1.1 million for the three months ended June 30, 2002 as compared to the comparable prior year period. On July 20, 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS is effective for all fiscal periods beginning after December 15, 2001. In accordance with SFAS 142, for the three months ended June 30, 2002, all previously recognized goodwill and intangible assets with indefinite lives was no longer subject to amortization.

Liquidity and Capital Resources

Operating activities provided $9.8 million of cash for the six months ended June 30, 2002 as compared to operating activities providing $21.5 million of cash for the six months ended June 30, 2001. The decrease in cash provided by operating activities was primarily attributable to decreases in accounts receivable, deferred tax asset, and increases in payroll and withheld taxes and income taxes payable, which was partially offset by an increase in income tax receivable, prepaid expenses and other current assets and by decreases in accounts payable and accrued expenses, and accrued payroll.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources - (Continued)

Investing activities used $3.6 million for the six months ended June 30, 2002 as compared to $5.4 million for the comparable prior period. The reduction in the use of cash for investing activities for the six months ended June 30, 2002 as compared to the comparable prior period was primarily attributable to a reduction in property and equipment expenditures and acquisition and deferred consideration payments.

Financing activities (principally debt reduction activities) used $6.5 million for the six months ended June 30, 2002 as compared to financing activities using $12.3 million for the comparable prior period.

       The Company and its subsidiaries entered into an amended and restated loan agreement on May 31, 2002 with Citizens Bank (successor to Mellon Bank N.A.), administrative agent for a syndicate of banks, which provides for a $40.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $7.5 million Term Loan Facility ("Term Loan Facility"). The $7.5 million outstanding balance under the Term Loan Facility was paid on July 2, 2002 thereby canceling the Term Loan Facility. Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Facilities bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate.

All borrowings under the Facilities are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Facilities also contain various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Facilities expire August 2004. The weighted average interest rates for the six months ended June 30, 2002 and 2001 were 3.89% and 5.69%, respectively. The amounts outstanding under the Revolving Credit Facility at June 30, 2002 and December 31, 2001 were $24.9 million and $31.5 million, respectively. (Note 2)

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions.

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

                                     PART II

                                OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 20, 2002.

         The following actions were taken:

              1.) The following directors were elected to serve as Class C directors on the Board of Directors, and shall serve terms expiring at the Company's Annual Meeting in 2005, and until their respective successors shall be elected and qualified. Tabulated voting results were as follows:

                  Leon Kopyt    (Class C)     (For 9,649,887;  Withheld 534,794)
                  Stanton Remer (Class C)     (For 9,649,887;  Withheld 534,794)

                  Each of the Class A directors of the Company, Norman Berson and Brian Delle Donne, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2003, and until his successor has been elected and qualified.

                  The Class B directors of the Company, Robert B. Kerr and David Gilfor, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2004, and until his successor has been elected and qualified.

              2.) Approval of Grant Thornton LLP as the independent auditing firm for the Company for the fiscal year ending December 31, 2002.

                      Votes For - 9,720,122; Votes Against - 448,144; Abstentions - 16,415


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

10. Amended and Restated Loan and Security Agreement dated May 31, 2002 between RCM Technologies, Inc. and All of Its Subsidiaries with Citizens Bank of Pennsylvania, as Administrative Agent and Arranger.

10a. Severance Agreement dated June 10, 2002 between RCM Technologies, Inc. and Leon Kopyt.

10b.     Exhibit A To Severance Agreement General Release.

99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.


         (b)  Reports on Form 8-K

              None

                                    RCM TECHNOLOGIES, INC.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     RCM Technologies, Inc.





           Date: August 05, 2002     By:/s/ Stanton Remer
                                     --- ------- -----
                                     Stanton Remer
                                     Chief Financial Officer,
                                     Treasurer, Secretary and Director
                                    (Principal Financial Officer and
                                     Duly Authorized Officer of the Registrant)