Form 10-Q
period 2002-09-30
RCM TECHNOLOGIES INC
filed 2002-10-31
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Common Stock, $0.05 par value, 10,598,614 shares outstanding as of October 30, 2002.





                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION

                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2002 (Unaudited)
                 and December 31, 2001                                                                3

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Nine-Month Periods Ended September 30, 2002 and 2001                         5

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Three-Month Periods Ended September 30, 2002 and 2001                        7

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Nine-Month Period Ended September 30, 2002                            9

               Unaudited Consolidated Statements of Cash Flows for the Nine-
                 Month Periods Ended September 30, 2002 and 2001                                     10

               Notes to Unaudited Consolidated Financial Statements                                  12


          Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  19

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        28

          Item 4 - Controls and Procedures                                                           28

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                 29

          Item 6 - Exhibits and Reports on Form 8-K                                                  29

          Certification                                                                              30

          Signatures                                                                                 32



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001


                                     ASSETS


                                                                            September 30,         December 31,
                                                                                 2002                 2001
                                                                            ---------------      ---------------

                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                   $ 4,547,403          $ 2,289,743
   Accounts receivable, net of allowance for doubtful accounts
      of $1,601,000 and $1,795,000, respectively                                34,759,669           41,174,828
   Income tax refund receivable                                                                       6,810,093
   Prepaid expenses and other current assets                                     3,076,992            2,968,612
   Deferred tax assets                                                             533,201            5,600,000
                                                                            ---------------      ---------------

      Total current assets                                                      42,917,265           58,843,276
                                                                            ---------------      ---------------



Property and equipment, at cost
   Equipment and leasehold improvements                                         10,636,150           11,131,750
   Less: accumulated depreciation and amortization                               4,299,444            4,282,985
                                                                            ---------------      ---------------


                                                                                 6,336,706            6,848,765
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                        110,648              175,691
   Goodwill, net of accumulated amortization
      of  $10,090,500 and $10,478,600 respectively                              66,256,608           62,499,000
   Intangible assets, net of accumulated amortization
      of  $206,000 and $190,400 respectively                                       104,832              120,400
   Deferred tax assets                                                                                2,668,813
                                                                            ---------------      ---------------

                                                                                66,472,088           65,463,904
                                                                            ---------------      ---------------





      Total assets                                                            $115,726,059         $131,155,945
                                                                            ===============      ===============

                                       3
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                    September 30, 2002 and December 31, 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                            September 30,         December 31,
                                                                                2002                  2001
                                                                           ----------------      ---------------
                                                                             (Unaudited)
Current liabilities
     Note payable                                                              $ 9,230,000          $31,500,000
     Accounts payable and accrued expenses                                       7,450,374            8,653,876
     Accrued payroll                                                             6,504,449            5,137,336
     Payroll and withheld taxes                                                    399,571              375,784
     Income taxes payable                                                        3,539,273            2,199,149
                                                                           ----------------      ---------------

       Total current liabilities                                                27,123,667           47,866,145
                                                                           ----------------      ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 10,598,614 and
       10,571,761 shares issued and outstanding
       at  September 30, 2002 and December 31, 2001, respectively                  529,931              528,588
    Accumulated other comprehensive loss                                  (        496,950)     (       484,283)
    Additional paid-in capital                                                  93,846,137           93,746,569
    Accumulated deficit                                                   (      5,276,726)     (    10,501,074)
                                                                           ----------------      ---------------

       Total shareholders' equity                                               88,602,392           83,289,800
                                                                           ----------------      ---------------






       Total liabilities and shareholders' equity                             $115,726,059         $131,155,945
                                                                           ================      ===============


                                       4
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                2002                  2001
                                                                           ----------------      ---------------

Revenues                                                                      $133,014,345         $175,190,426

Cost of services                                                                96,948,334          126,179,122
                                                                           ----------------      ---------------

Gross profit                                                                    36,066,011           49,011,304
                                                                           ----------------      ---------------

Operating costs and expenses
   Selling, general and administrative                                          25,064,045           33,578,024
   Depreciation                                                                    927,046              799,200
   Amortization                                                                     15,543            4,815,996
                                                                           ----------------      ---------------
                                                                                26,006,634           39,193,220
                                                                           ----------------      ---------------

Operating income                                                                10,059,377            9,818,084
                                                                           ----------------      ---------------

Other expenses (income)
   Interest expense, net of interest income                                         69,625            1,828,386
   (Gain) loss on foreign currency transactions                                     34,780      (        15,023)
                                                                           ----------------      ---------------

                                                                                   104,405            1,813,363

                                                                           ----------------      ---------------

Income from continuing operations before income taxes                            9,954,972            8,004,721

Income taxes                                                                     3,766,212            4,744,079
                                                                           ----------------      ---------------

Income from continuing operations                                                6,188,760            3,260,642

Gain (loss) from discontinued operations, net of taxes of
      $643,000 and $800, respectively                                     (        964,412)               1,214
                                                                           ----------------      ---------------

Net income                                                                       5,224,348            3,261,856

Other comprehensive loss
   Foreign currency translation adjustment                                (         12,667)     (       145,686)
                                                                           ----------------      ---------------


Comprehensive income                                                           $ 5,211,681          $ 3,116,170
                                                                            ================      ===============

                                     5
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED)
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                                                2002                  2001
                                                                           ----------------      ---------------
Basic earnings per share
   Income from continuing operations                                                  $.58                 $.31
   Loss from discontinued operations                                                   .09
                                                                           --          ---                 ----
   Basic earnings per share                                                           $.49                 $.31
                                                                                      ====                 ====

Weighted average number of common
   shares outstanding                                                           10,581,084           10,513,054
                                                                                ==========           ==========

Diluted earnings per share
   Income from continuing operations                                                  $.57                 $.30
   Loss from discontinued operations                                                   .09
                                                                           --          ---                 ----
   Diluted earnings per share                                                         $.48                 $.30
                                                                                      ====                 ====

Weighted average number of common and common equivalent shares outstanding
   (includes dilutive securities relating to
   options of 213,636 and 186,298 in 2002 and 2001, respectively)               10,794,720           10,699,352
                                                                                ==========           ==========

                                       6
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                   2002               2001
                                                                              ---------------     --------------

Revenues                                                                         $43,743,213        $52,837,991

Cost of services                                                                  31,877,131         38,222,734
                                                                              ---------------     --------------

Gross profit                                                                      11,866,082         14,615,257
                                                                              ---------------     --------------

Operating costs and expenses
    Selling, general and administrative                                            8,296,441         10,026,514
    Depreciation                                                                     317,531            305,530
    Amortization                                                                       5,181          1,449,442
                                                                              ---------------     --------------
                                                                                   8,619,153         11,781,486
                                                                              ---------------     --------------

Operating income                                                                   3,246,929          2,833,771
                                                                              ---------------     --------------

Other expenses  (income)
    Interest expense, net of interest income                                         100,721            512,757
    (Gain) loss on foreign currency transactions                                      39,887     (        4,874)
                                                                              ---------------     --------------

                                                                                     140,608            507,883
                                                                              ---------------     --------------


Income from continuing operations before income taxes                              3,106,321          2,325,888

Income taxes                                                                       1,191,857          1,553,210
                                                                              ---------------     --------------

Income from continuing operations                                                  1,914,464            772,678

Loss from discontinued operations, net of taxes of
      $632,000 and $9,200, respectively                                              948,190             13,882
                                                                              ---------------     --------------

Net income                                                                           966,274            758,796

Other comprehensive income
    Foreign currency translation adjustment                                           24,864             82,287
                                                                              ---------------     --------------


Comprehensive income                                                               $ 991,138          $ 841,083
                                                                              ===============     ==============


                                       7
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED)
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                   2002               2001
                                                                              ---------------     --------------


Basic earnings per share
    Income from continuing operations                                                   $.18               $.07
    Loss from discontinued operations                                                    .09
                                                                                         ---               ----
    Basic earnings per share                                                            $.09               $.07
                                                                                        ====               ====

Weighted average number of common shares outstanding                              10,581,600         10,539,675
                                                                                  ==========         ==========

Diluted earnings per share
    Income from continuing operations                                                   $.18               $.07
    Loss from discontinued operations                                                    .09
                                                                                         ---               ----
    Diluted earnings per share                                                          $.09               $.07
                                                                                        ====               ====

Weighted average number of common
    and common equivalent shares outstanding and common equivalent shares outstanding (includes dilutive securities relating to
    options of 182,720 and 330,000 in 2002 and 2001, respectively)                10,764,321         10,869,675
                                                                                  ==========         ==========


                                       8

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 2002
                                   (Unaudited)






                                                                Accumulated
                                                                  Other          Additional
                                        Common Stock          Comprehensive       Paid-in         Retained
                                        ------------
                                                                   Loss           Capital         Earnings          Total
                                     Shares       Amount

Balance, January 1, 2002            10,571,761     $528,588        ($484,283)     $93,746,569   ($10,501,074)      $83,289,800

Issuance of stock under
 stock purchase plan                    25,948        1,297                            98,084                           99,381

Exercise of stock options                  905           46                             1,484                            1,530

Translation adjustment                                           (    12,667)                                           (
                                                                                                                        12,667)

Net income                                                                                         5,224,348         5,224,348
                                  ----------       --------        ----------     -----------   -------------      -- ---------

Balance, September 30, 2002         10,598,614     $529,931        ($496,950)     $93,846,137    ($5,276,726)      $88,602,392
                                    ==========     ========        ==========     ===========     ===========       ===========


                                       9

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                                                   2002               2001
                                                                              ---------------     --------------
Cash flows from operating activities:

    Income from continuing operations                                             $6,188,760         $3,260,642
                                                                              ---------------     --------------




    Adjustments to reconcile net income to net cash provided by operating activities:
         (Gain) loss on discontinued operations                                      964,412     (        1,212)
         Depreciation and amortization                                               942,589          5,615,196
         Provision for losses on accounts receivable                         (       194,000)            15,000
         Changes in assets and liabilities:
             Accounts receivable                                                   6,609,159         15,046,890
             Income tax refund receivable                                          6,810,092          4,481,633
             Deferred tax asset                                                    7,735,613     (       35,491)
             Prepaid expenses and other current assets                       (     1,216,287)           552,684
             Accounts payable and accrued expenses                           (     2,137,402)    (    3,511,834)
             Accrued payroll                                                       1,367,113            436,337
             Payroll and withheld taxes                                               23,787     (      592,114)
             Income taxes payable                                                  2,077,631     (      590,010)
                                                                              ---------------     --------------


    Total adjustments                                                             22,982,707         21,417,079
                                                                              ---------------     --------------



Net cash provided by operating activities                                         29,171,467         24,677,721
                                                                              ---------------     --------------



                                       10
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 2002 and 2001 - (Continued)
                                   (Unaudited)


                                                                                   2002               2001
                                                                              ---------------     --------------
Cash flows from investing activities:
    Proceeds on sale of reporting unit                                               100,000
    Property and equipment acquired                                          (     $ 442,347)    (   $1,620,002)
    Decrease in deposits                                                              65,043             39,049
    Purchase of acquired companies including
      contingent consideration, net of cash acquired                         (     4,454,747)    (    8,595,963)
                                                                              ---------------     --------------


    Net cash used in investing activities                                    (     4,732,051)    (   10,176,916)
                                                                              ---------------     --------------


Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                    99,381            104,747
    Exercise of stock options                                                          1,530
    Repayments of note payable                                               (    22,270,000)    (    9,900,000)
                                                                              ---------------     --------------

    Net cash used in financing activities                                    (    22,169,089)    (    9,795,253)
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                 (        12,667)    (      145,686)
                                                                              ---------------     --------------


Increase in cash and cash equivalents                                              2,257,660          4,559,866

Cash and cash equivalents at beginning of period                                   2,289,743          3,170,658
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $4,547,403         $7,730,524
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                              $726,973         $1,918,626
      Income taxes (refund)                                                  (   $12,762,617)        $2,399,761


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   Discontinued Operations

     In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($964,000 net of income tax benefit of $643,000) for the nine months ended September 30, 2002, or $.09 per share and $948,000 net of income tax benefit of $632,000 for the three months ended September 30, 2002 or $.09 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of income for the nine months and three months ended September 30, 2002. The tax effected operating results of the reporting unit sold were losses of $29,000 and $12,800 for the nine months and the three months ended September 30, 2002, respectively and are excluded from income from continuing operations. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes.

3.   Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (1) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (2) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (3) goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives is no longer subject to amortization, (4) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator, (5) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The adoption of SFAS No. 142 had a significant impact on the results of operations of the Company for the nine months and three months ended September 30, 2002 by eliminating amortization of goodwill.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.   Recent Accounting Pronouncements - (Continued)

     In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of SFAS 143 is not limited to certain specialized industries, such as the extractive or nuclear industries. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not yet adopted SFAS 143. The provisions of SFAS 143 are not expected to have a material impact on the financial condition or results of operations of the Company.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement had the effect of including a loss of $964,000 in Discontinued Operations on the Consolidated Statement of Income and Comprehensive Income for the nine month and three month periods ended September 30, 2002, respectively relating to the sale of a reporting unit. This amount would have been included in income from continuing operations prior to the adoption of SFAS 144.

     In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No. 145) was issued. This standard changes the accounting principles governing extraordinary items by, among other things, providing more definitive criteria for extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

4.   Note Payable

     The Company and its subsidiaries entered into an amended and restated loan agreement on May 31, 2002 with Citizens Bank (successor to Mellon Bank N.A.), administrative agent for a syndicate of banks, which provides for a $40.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $7.5 million Term Loan Facility (the "Term Loan Facility"). The $7.5 million outstanding balance under the Term Loan Facility was repaid on July 2, 2002, thereby canceling the Term Loan Facility. Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered
     Rate), plus applicable margin, or the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2004. The weighted average interest rates under the Revolving Credit Facility and Term Loan Facility for the nine months ended September 30, 2002 and 2001 were 3.78% and 5.69%, respectively. The amounts outstanding under the Revolving Credit Facility at September 30, 2002 and December 31, 2001 were $9.2 million and $31.5 million, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                               Nine Months Ended                   Three Months Ended
                                                 September 30,                       September 30,
                                         -------------------------------     -------------------------------

                                             2002             2001               2002             2001
                                         --------------  ---------------     --------------   --------------

    Interest expense                        ($653,079)   ($2,095,981)           ($114,997)       ($575,206)
    Interest income                           583,454        267,595               14,276           62,449

                                         --------------  ---------------     --------------   --------------

                                            ($ 69,625)   ($1,828,386)           ($100,721)       ($512,757)

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

    Nine Months Ended                 Information     Professional       Commercial
    September 30, 2002                 Technology      Engineering        Services        Corporate         Total
                                      -------------   --------------   ---------------   -------------   -------------


    Revenue                                $80,186          $37,781           $15,047                        $133,014

    Operating expenses (1)                  73,441           33,987            14,584                         122,012
                                            ------           ------            ------                         -------

    EBITDA  (2)                              6,745            3,794               463                          11,002

    Depreciation                               586              289                52                             927

    Amortization of intangibles                 13                3                                                16
                                                --                -                                                --

    Operating income (3)                    $6,146           $3,502               411                         $10,059
                                            ======           ======               ===                         =======

    Total assets                           $83,287          $15,227            $5,481         $11,731        $115,726

    Capital expenditures                                                                         $442            $442



    Nine Months Ended                 Information    Professional      Commercial
    September 30, 2001                Technology      Engineering       Services         Corporate         Total
                                      ------------   --------------   --------------    -------------   -------------


    Revenue                              $126,395          $31,684          $17,111                         $175,190

    Operating expenses (1)                115,634           27,687           16,436                          159,757
                                          -------           ------           ------                          -------

    EBITDA  (2)                            10,761            3,997              675                           15,433

    Depreciation                              580              181               38                              799

    Amortization of intangibles             4,292              499               25                            4,816
                                            -----              ---               --                            -----

    Operating income                       $5,889           $3,317             $612                           $9,818
                                           ======           ======             ====                           ======

    Total assets                         $123,360          $17,767           $6,359          $17,861        $165,347

    Capital expenditures                     $421             $173                            $1,026          $1,620


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.   Segment Information - (Continued)

    Three Months Ended                  Information     Professional      Commercial
    September 30, 2002                  Technology       Engineering       Services        Corporate         Total
                                       --------------   --------------   --------------   -------------   ------------


    Revenue                                  $24,718          $14,285           $4,740                        $43,743

    Operating expenses (1)                    23,083           12,524            4,566                         40,173
                                              ------           ------            -----                         ------

    EBITDA (2)                                 1,635            1,761              174                          3,570

    Depreciation                                 199              100               19                            318

    Amortization of intangibles                    4                1                                               5
                                                   -                -                                               -

    Operating income (3)                       1,432            1,660              155                          3,247
                                               =====            =====              ===                          =====

    Total assets                             $83,287          $15,227           $5,481         $11,731       $115,726

    Capital expenditures                                                                          $104           $104


    Three Months Ended                 Information    Professional       Commercial
    September 30, 2001                 Technology      Engineering        Services         Corporate         Total
                                       ------------   --------------   ---------------    ------------     -----------


    Revenue                                $36,053          $11,435            $5,350                         $52,838

    Operating expenses (1)                  33,663            9,481             5,105                          48,249
                                            ------            -----             -----                          ------

    EBITDA (2)                               2,390            1,954               245                           4,589

    Depreciation                               210               80                16                             306

    Amortization of intangibles              1,270              171                 8                           1,449
                                             -----              ---                 -                           -----

    Operating income                          $910           $1,703              $221                         $2,834
                                              ====           ======              ====                         ======

    Total assets                          $123,360          $17,767            $6,359         $17,861        $165,347

    Capital expenditures                       $42             $173                              $301            $516

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

(3)The operating results of a reporting unit sold in August 2002, are excluded from operating income of the Commercial Services Business Segment for all periods presented.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   Commitment

     On June 10, 2002, the Company entered into a Severance Agreement (the "Severance Agreement") with its Chief Executive Officer, Leon Kopyt. The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than for Cause, as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of September 30, 2002, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $1.2 million, inclusive of employee benefits.

8.   Contingencies

The Company is a party to two lawsuits and two claims from various persons from whom the Company acquired stock or assets in four separate acquisitions that occurred in the years 1998 through 2000. The lawsuits and claims are not related to one another. The lawsuits and claims relate to allegations of wrongful termination and failure of the Company to pay deferred consideration under the relevant acquisition agreements. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuits and claims. However, if material adverse determinations on either the lawsuits or claims were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company. In addition, in 1998, two shareholders, who are former officers and former directors of the Company, filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. Their complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the acquisition transaction. The complaint sought damages of approximately $480,000 in severance pay (exclusive of interest). The damages alleged on their other claims were unliquidated; claims for punitive damages were also asserted in several counts of the complaint. The most significant compensatory damages claim, under the Registration Rights Agreement, sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales,and the amount for which plaintiffs sold their shares during that period and thereafter.

The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims has been scheduled for December 2, 2002. The claims to be adjudicated at the trial include (i) the claims by both plaintiffs concerning the alleged wrongful limiting of the number of shares that plaintiffs could sell during the 12-month period ended March 11, 1999; (ii) the claim for the alleged wrongful termination of one of the plaintiffs; (iii) that same plaintiff's claim of entitlement to severance pay of $240,000 under his employment agreement, plus interest; and
(iv) the claims by both plaintiffs for the alleged wrongful prevention of stock option vestiture, on which $357,500, plus interest, is sought. The Company's motion to strike all claims for punitive damages is pending before the court. Management believes, based upon the advice of counsel, that the suit is without merit and will continue to defend the claims vigorously. If material adverse determinations were to be rendered in this litigation, a substantial charge will have to be recorded in the financial statements, which will have a material adverse impact on the results of operations in the period of the charge as well as a material adverse impact on the financial position and liquidity of the Company.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other Company reports and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions and the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions and placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities;
(viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers;
(x) the Company's ability to remain competitive in the markets which it serves;
(xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services;
(xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Management believes that most companies have recognized the importance of the Internet and information management technologies to competing in today's business climate. However, the uncertain economic environment has curtailed many companies' motivation for rapid adoption of many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. Management believes that many companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has had the effect of delaying or totally negating spending on many emerging new solutions, which management formerly anticipated.

Nonetheless, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement packaged software applications to support existing business objectives. Companies also need to continually keep pace with new developments, which often render existing equipment and internal skills obsolete. Consequently, business drivers cause IT managers to support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints. This has given rise to increasing demand for outsourcing. The Company believes that its clients, as well as entities that may be potential clients, are increasingly evaluating the potential for outsourcing business critical applications and entire business functions.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Overview - (Continued)

The Company presently realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed. The Company also provides project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions work are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solution and project management services.

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

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits and insurances. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's acquisition program and corporate marketing, administrative and reporting responsibilities. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization in 2002 relates principally to the amortization of intangibles resulting from the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill. See Footnote 3 to financial statements.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Goodwill and intangibles

Pursuant to the adoption of SFAS 142, the Company changed its accounting policy related to goodwill and intangible assets, effective January 1, 2002. Goodwill and indefinite-lived intangible assets are no longer amortized but are subject to periodic impairment assessment. The transitional impairment testing for such assets was completed during the second quarter of 2002 and as of December 31, 2001, the transition date, there was no impairment to such assets. In accordance with SFAS 142, the Company will be subject to a 2002 annual impairment test, as well as, impairment tests each year thereafter. The Company cannot guarantee that there will not be impairments in the fourth quarter of 2002 or in subsequent years.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

A summary of operating results for the nine months ended September 30, 2002 and
2001 is as follows (in thousands, except for earnings per share data):
                                                                    2002                             2001
                                                          -------------------------       ------------------------
                                                                         % of                               % of
                                                           Amount        Revenue           Amount        Revenue
Revenues                                                $  133,014         100.0%        $  175,190        100.0  %
Cost of services                                            96,948          72.9            126,179         72.0
                                                        ----------          ----         ----------         ----
Gross profit                                                36,066          27.1             49,011         28.0
                                                        ----------          ----         ----------         ----

Selling, general and administrative                         25,064          18.9             33,578         19.2
Depreciation                                                   927            .7                799           .4
                                                        ----------        ------         ----------       ------
                                                            25,991          19.6             34,377         19.6
                                                        ----------          ----         ----------         ----
Income before other expense, income taxes,
    and amortization of intangibles                         10,075           7.5             14,634          8.4
Other expense                                                  104            .1              1,814          1.0
                                                        ----------           ---         ----------         ----           -

Income from continuing operations and before
    income taxes and amortization of intangibles             9,971           7.4             12,820          7.3
Income taxes                                                 3,773           2.8              5,359          3.0
                                                        ----------         -----         ----------        -----
Income from continuing operations and before
    amortization of intangibles                              6,198           4.6              7,461          4.3
Gain (loss) from discontinued operations, net of taxes  (     964 )           .7                  1
Amortization of intangibles, net of income tax benefits         10                            4,200          2.4
                                                        ----------         -----         ----------        -----
Net income                                              $    5,224           3.9%        $    3,262          1.9  %
                                                        ==========         =====         ==========        =======

                                                            2002                             2001
                                                          ---------                         --------
Earnings per share:
Basic:
     Income from continuing operations and
       before amortization                                $    .58                         $    .71
     Loss from discontinued operations                         .09
     Amortization  of intangibles                                                               .40
                                                            ------                           ------
     Net income                                             $  .49                           $  .31
                                                            ======                           ======

Diluted:
     Income from continuing operations and
       before amortization                                  $  .57                           $  .69
     Loss from discontinued operations                         .09
     Amortization of intangibles                                                                .39
                                                            ------                           ------
     Net income                                             $  .48                           $  .30
                                                            ======                           ======

Revenues. Revenues decreased 24.1%, or $42.4 million, for the nine months ended September 30, 2002 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decline was primarily attributable to softness in the Information Technology ("IT") sector. Management attributes this softness to overall economic conditions as well as hesitancy by customers to launch new capital spending programs.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Nine Months Ended September 30, 2002 Compared to
 Nine Months Ended September 30, 2001 - (Continued)

Cost of Services. Cost of services decreased 23.2%, or $29.2 million, for the nine months ended September 30, 2002 as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation associated with decreased revenues experienced during the nine months ended September 30, 2002. Cost of services as a percentage of revenues increased to 72.9% for the nine months ended September 30, 2002 from 72.0% for the comparable prior year period. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services, which have historically had lower gross profit margins.

Selling, General and Administrative. Selling, general and administrative expenses decreased 25.2%, or $8.5 million, for the nine months ended September 30, 2002 as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in revenues and a corresponding reduction in the related variable costs and cost cutting initiatives. SGA expenses as a percentage of revenues were 18.9% for the nine months ended September 30, 2002 as compared to 19.2% for the comparable prior year period.

Depreciation. Depreciation increased 16.0%, or $128,000, for the nine months ended September 30, 2002 as compared to the comparable prior year period. This increase was primarily due to the depreciation and amortization of infrastructure and leasehold improvements incurred since September 30, 2001.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the nine months ended September 30, 2002, actual interest expense of $653,000 was offset by $583,000 of interest income, which was principally earned from an income tax refund claim with the Internal Revenue Service. Interest expense, net decreased $1.8 million for the nine months ended September 30, 2002 as compared to the comparable prior year period. This decrease was primarily due to the increased cash derived from operating activities, which was used to reduce interest bearing debt as well as the aforementioned interest income earned on the income tax refund.

Income Tax. Income tax expense decreased 30.0%, or $1.6 million, for the nine months ended September 30, 2002 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the nine months ended September 30, 2002 compared to the comparable prior year period. The effective tax rate was 37.8%, for the nine months ended September 30, 2002 as compared to 41.8% for the comparable prior year period. The reduction was attributable to tax deductible amortization of intangibles in 2002.

Loss from Discontinued Operations. In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($964,000 net of income tax benefit of $643,000) for the nine months ended September 30, 2002, or $.09 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of income for the nine months ended September 30, 2002. The tax effected operating results of the reporting unit sold were losses of $29,000 for the nine months ended September 30, 2002 and are excluded from income from continuing operations. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes

Amortization of Intangibles. Amortization of intangibles for the nine months ended September 30, 2002 and 2001 was net of income tax benefit of $5,500 and $616,000, respectively. Amortization of intangibles decreased 99.8%, or $4.2 million, for the nine months ended September 30, 2002 as compared to the comparable prior year period. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for all fiscal periods beginning after December 15, 2001. In accordance with SFAS 142, for the nine months ended September 30, 2002, all previously recognized goodwill and intangible assets with indefinite lives was no longer subject to amortization. If SFAS 142 had been in effect on January 1, 2001, net earnings per share (diluted) would have been $.69 per share for the nine months ended September 30, 2001 as compared to $.48 per share (diluted) for the comparable period in 2002.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

A summary of operating results for the three months ended September 30, 2002 and
2001 is as follows (in thousands, except for earnings per share data):
                                                                    2002                             2001
                                                          -------------------------         ------------------------
                                                                         % of                            % of
                                                           Amount        Revenue           Amount        Revenue
Revenues                                                  $ 43,743         100.0%         $  52,838        100.0  %
Cost of services                                            31,877          72.9             38,223         72.3
                                                          --------          ----          ---------         ----
Gross profit                                                11,866          27.1             14,615         27.7
                                                          --------          ----          ---------         ----

Selling, general and administrative                          8,296          19.0             10,027         19.0
Depreciation                                                   317            .7                306           .6
                                                          --------        ------          ---------       ------
                                                             8,613          19.7             10,333         19.6
                                                          --------          ----          ---------         ----

Income before other expense, income taxes,
 and amortization of intangibles                             3,253           7.4              4,282          8.1
Other expense                                                  141            .3                508          1.0
                                                          --------          ----          ---------        -----

Income from continuing operations and before
  income taxes and amortization of intangibles               3,112           7.1              3,774          7.1
Income taxes                                                 1,195           2.7              1,617          3.1
                                                          --------         -----          ---------        -----
Income from continuing operations and before
  amortization of intangibles                                1,917           4.4              2,157          4.0
Loss from discontinued operations, net of tax benefit          948           2.2                 14
Amortization of intangibles, net of income tax benefits          3                            1,384          2.6
                                                          --------                        ---------        -----
Net income                                                $    966           2.2%         $     759          1.4  %
                                                          ========         =====          =========        =======

                                                            2002                             2001
                                                          ---------                         --------
Earnings per share:
Basic:
     Income from continuing operations and
       before amortization                                  $  .18                           $  .20
     Loss from discontinued operations                         .09
     Amortization of intangibles                                                                .13
                                                            ------                           --------
     Net income                                             $  .09                           $  .07
                                                            ======                           ======
Diluted:
     Income from continuing operations and
       before amortization                                  $  .18                           $  .20
     Loss from discontinued operations                         .09
     Amortization of intangibles                                                                .13
                                                            ------                           ------
     Net income                                             $  .09                           $  .07
                                                            ======                           ======

Revenues. Revenues decreased 18.8%, or $10.1 million, for the three months ended September 30, 2002 as compared to the same period in the prior year (the "comparable prior year period"). Revenue decline was primarily attributable to softness in the Information Technology ("IT") sector. Management attributes this softness to overall economic conditions as well as hesitancy by customers to launch new capital spending programs.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 - (Continued)

Cost of Services. Cost of services decreased 16.6%, or $6.3 million, for the three months ended September 30, 2002 as compared to the comparable prior year period. This decrease was primarily due to a decrease in salaries and compensation associated with decreased revenues experienced during the three months ended September 30, 2002. Cost of services as a percentage of revenues increased to 72.9% for the three months ended September 30, 2002 from 72.3% for the comparable prior year period. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services.

Selling, General and Administrative. Selling, general and administrative expenses decreased 16.3%, or $1.6 million, for the three months ended September 30, 2002 as compared to the comparable prior year period. This decrease was primarily attributable to a reduction in revenues and a corresponding reduction in the related variable costs and cost cutting initiatives. SGA expenses, as a percentage of revenues was 19.2% for the three months ended September 30, 2002 as compared to 19.0% for the comparable prior year period.

Depreciation. Depreciation increased 3.6%, or $11,000, for the three months ended September 30, 2002 as compared to the comparable prior year period. This increase was primarily due to the depreciation and amortization infrastructure and leasehold improvements incurred since September 30, 2001.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the three months ended September 30, 2002, actual interest expense of $115,000 was offset by $14,200 of interest income. Interest expense, net decreased $412,000 for the three months ended September 30, 2002 as compared to the comparable prior year period. This decrease was primarily due to the increased cash derived from operating activities, which was used to reduce interest bearing debt.

Income Tax. Income tax expense decreased 26.1%, or $422,000, for the three months ended September 30, 2002 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the three months ended September 30, 2002 compared to the comparable prior year period. The effective tax rate was 38.4%, for the three months ended September 30, 2002 as compared to 42.8% for the comparable prior year period. The reduction was attributable to tax deductible amortization of intangibles in 2002.


Loss from Discontinued Operations. In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($948,000 net of income tax benefit of $632,000) for the three months ended September 30, 2002, or $.09 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of income for the nine months ended September 30, 2002. The tax effected operating results of the reporting unit sold were losses of $12,800 for the three months ended September 30, 2002 and are excluded from income from continuing operations. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes

Amortization of Intangibles. Amortization of intangibles for the three months ended September 30, 2002 and 2001 was net of income tax benefit of $2,200 and $65,400, respectively. Amortization of intangibles decreased 99.7%, or $1.4 million for the three months ended September 30, 2002 as compared to the comparable prior year period. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for all fiscal periods beginning after December 15, 2001. In accordance with SFAS 142, for the three months ended September 30, 2002, all previously recognized goodwill and intangible assets with indefinite lives was no longer subject to amortization. If SFAS 142 had been in effect on January 1, 2001, net earnings per share (diluted) would have been $.20 per share for the three months ended September 30, 2001 as compared to $.09 per share (diluted) for the comparable period in 2002.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

Operating activities provided $29.2 million of cash for the nine months ended September 30, 2002 as compared to operating activities providing $24.7 million of cash for the nine months ended September 30, 2001. The increase in cash provided by operating activities was primarily attributable to the increased cash collections from accounts receivable and the income tax refund receivable.

Investing activities used $4.7 million for the nine months ended September 30, 2002 as compared to $10.2 million for the comparable period. The reduction in the use of cash for investing activities for the nine months ended September 30, 2002 as compared to the comparable period was primarily attributable to a reduction in property and equipment expenditures and acquisition and deferred consideration payments.

Financing activities (principally debt reduction activities from income tax refunds received) used $22.2 million for the nine months ended September 30, 2002 as compared to financing activities using $9.8 million for the comparable period.

The Company and its subsidiaries entered into an amended and restated loan agreement on May 31, 2002 with Citizens Bank (successor to Mellon Bank N.A.), administrative agent for a syndicate of banks, which provides for a $40.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $7.5 million Term Loan Facility ("Term Loan Facility"). The $7.5 million outstanding balance under the Term Loan Facility was repaid on July 2, 2002, thereby canceling the Term Loan Facility. Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2004. The weighted average interest rates for the nine months ended September 30, 2002 and 2001 were 3.78% and 5.69%, respectively. The amounts outstanding under the Revolving Credit Facility at September 30, 2002 and December 31, 2001 were $9.2 million and $31.5 million, respectively. (Note 4)

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions. The Company is involved in litigations as described in Footnote 8 (Contingencies) to the financial statements. If material adverse determinations on either the lawsuits or claims were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company.

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

ITEM 4.       CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

     (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

     (ii)the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company is a party to two lawsuits and two claims from various persons from whom the Company acquired stock or assets in four separate acquisitions that occurred in the years 1998 through 2000. The lawsuits and claims are not related to one another. The lawsuits and claims relate to allegations of wrongful termination and failure of the Company to pay deferred consideration under the relevant acquisition agreements. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuits and claims. However, if material adverse determinations on either the lawsuits or claims were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company. In addition, in 1998, two shareholders, who are former officers and former directors of the Company, filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. Their complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the acquisition transaction. The complaint sought damages of approximately $480,000 in severance pay (exclusive of interest). The damages alleged on their other claims were unliquidated; claims for punitive damages were also asserted in several counts of the complaint. The most significant compensatory damages claim, under the Registration Rights Agreement, sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales,and the amount for which plaintiffs sold their shares during that period and thereafter.

The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims has been scheduled for December 2, 2002. The claims to be adjudicated at the trial include (i) the claims by both plaintiffs concerning the alleged wrongful limiting of the number of shares that plaintiffs could sell during the 12-month period ended March 11, 1999; (ii) the claim for the alleged wrongful termination of one of the plaintiffs; (iii) that same plaintiff's claim of entitlement to severance pay of $240,000 under his employment agreement, plus interest; and
(iv) the claims by both plaintiffs for the alleged wrongful prevention of stock option vestiture, on which $357,500, plus interest, is sought. The Company's motion to strike all claims for punitive damages is pending before the court. Management believes, based upon the advice of counsel, that the suit is without merit and will continue to defend the claims vigorously. If material adverse determinations were to be rendered in this litigation, a substantial charge will have to be recorded in the financial statements, which will have a material adverse impact on the results of operations in the period of the charge as well as a material adverse impact on the financial position and liquidity of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

           99.1  Certification Pursuant To 18 U.S.C. Section 1350,
           As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

           99.2  Certification Pursuant To 18 U.S.C. Section 1350,
           As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

         (b) Reports on Form 8-K

              None.
                                       29

                                  CERTIFICATION

I, Leon Kopyt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RCM Technologies, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002
                                               /s/ Leon Kopyt
                                               -------------------------------
                                                     Leon Kopyt
                                                     Chief Executive Officer
                                       30

                                  CERTIFICATION

I, Stanton Remer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RCM Technologies, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002
                                                  /s/ Stanton Remer
                                                 ------------------------------
                                                     Stanton Remer
                                                     Chief Financial Officer

                             RCM TECHNOLOGIES, INC.

                                                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  RCM Technologies, Inc.





  Date: October 30, 2002          By:/s/ Stanton Remer
                                  --- ------- -----
                                  Stanton Remer
                                  Chief Financial Officer,
                                  Treasurer, Secretary and Director
                                 (Principal Financial Officer and
                                  Duly Authorized Officer of the Registrant)