Form 10-K
period 2002-12-31
RCM TECHNOLOGIES INC
filed 2003-02-28
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........
                         Commission file number 1-10245

                             RCM TECHNOLOGIES, INC.
              Exact name of registrant as specified in its charter
                                Nevada 95-1480559
             State of incorporation IRS Employer Identification No.

       2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613
                     Address of principal executive offices
        Registrant's telephone number, including area code:(856) 486-1777
          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                            on which registered
        -------------------                            --------------------
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
YES   X           NO__
    -----             -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 26, 2003 was approximately $32,200,000 based upon the closing price of the Common Stock on such date on The Nasdaq National Market of $3.05. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares of Registrant's Common Stock (par value $0.05 per share) outstanding as of February 26, 2003: 10,626,076.

Documents Incorporated by Reference

         Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") are incorporated by reference into Items 10,11,12 and 13 in Part III of this Annual Report on Form 10-K. If the 2003 Proxy Statement is not filed by April 30, 2003, an amendment to this Annual Report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

                             RCM Technologies, Inc.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I........................................................................................................   1
     Item 1.   Business.......................................................................................   2
     Item 2.   Properties.....................................................................................  10
     Item 3.   Legal Proceedings..............................................................................  10
     Item 4.   Submission of Matters to a Vote of Security Holders............................................  11

PART II.......................................................................................................  12
     Item 5.   Market for Registrant's Common Equity and Related Stock Holder Matters.........................  12
     Item 6.   Selected Financial Data........................................................................  13
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........  14
     Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.....................................  24
     Item 8.   Financial Statements and Supplementary Data....................................................  24
     Item 9.   Changes in and Disagreements with Accountants on Accounting Financial Disclosure...............  24

PART III......................................................................................................  25
     Item 10.  Directors and Executive Officers of the Registrant.............................................  25
     Item 11.  Executive Compensation.........................................................................  25
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................  25
     Item 13.  Certain Relationships and Related Transactions.................................................  25

PART IV.......................................................................................................  26
     Item 14.  Controls and Procedures........................................................................  26
     Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................  26
     Certification...........................................................................................   28
     Signatures...............................................................................................  30



                                     PART I


Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions and the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions and placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums;
(xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.
..

ITEM 1.  BUSINESS

     General

     RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM is an innovative leader in the design, development and delivery of these services to a variety of industries. RCM's offices are located throughout North America, including major metropolitan centers. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management, Enterprise Application Integration and Supply Chain. RCM's portfolio of Engineering services focuses on Engineering Design, Technical Support and Project Management and Implementation. The Company's Commercial Services business unit provides Healthcare contract professionals as well as Clerical and Light Industrial temporary personnel. The Company provides its services to clients in banking and finance, healthcare, insurance, aerospace, pharmaceutical, telecommunications, utility, technology, manufacturing, distribution and government sectors. The Company believes that the breadth of services it offers fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

     During the year ended December 31, 2002, approximately 60% of RCM's total revenues were derived from IT services, 30% from Engineering services and the remaining 10% from Commercial Services. The Company has executed a regional strategy to better leverage its consulting services offering. RCM sells and delivers its services through a network of 37 branch offices located in selected regions throughout North America.

     Demand for IT consulting services has continued the decline that commenced in early 2000 after several years of rapid growth. The decline in sales along with a decline in operating income of certain branch offices has resulted in goodwill impairment charges for each of the three years in the period ended December 31, 2002.

     Industry Overview

     Businesses today face intense competition, the challenge of constant technological change, and the ongoing need for business process optimization. Companies are turning to IT solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and align information technologies with new business objectives has become critical.

     Although many companies have recognized the importance of optimizing IT systems and products to support business processes in competing in today's challenging climate, the process of designing, developing and implementing IT solutions has become increasingly complex. With the prevailing economic conditions, many customers have nonetheless elected to defer, redefine or actually cancel investments in new systems or software. Many companies are focusing now on making the most effective use of existing investments they have already made in software and technology solutions. Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered a competitive imperative. Many clients are laying off their own permanent staff and reducing the demand for consulting services in attempts to maintain profitability. This has a direct impact on RCM's revenues.

     The current economic environment has further challenged many companies to evaluate investment or funding choices and business critical applications. IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols and off-the-shelf software applications to support business objectives. Companies also need to keep pace with new developments in technology, which often render existing equipment and internal skills obsolete. At the same time, external economic factors have caused many organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity, quality and variety of IT skills necessary to design and support IT solutions. IT managers are charged with supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

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

     Business Strategy

     RCM is dedicated to providing solutions to meet its clients' business needs by delivering information technology and professional engineering services. The Company's objective is to be a recognized leader of specialty professional consulting services and solutions in major markets throughout North America. The Company has developed operating strategies to achieve this objective. Key elements of its growth and operating strategies are as follows:

     Growth Strategy

     Full-Cycle Solution. The Company is building a Full-Cycle Solution capability. The goal of the full cycle strategy is to fully address a client's project implementation cycle. This entails the Company working with its clients from the initial conceptualization of a project through its design and project execution, and extending into ongoing management and support of the delivered product. RCM's strategy is to selectively build projects and solutions offerings, which utilize its extensive resource base. The Company believes that the effective execution of this strategy will generate improved margins on the existing resources. The completion of this service-offering continuum affords the Company the opportunity to strengthen long-term client relationships that will further improve the quality of earnings.

     In addition to building a Full-Cycle Solution offering, the Company will continue to focus on transitioning into higher value oriented services to increase its margins on its various service lines. The Company will seek to accomplish these measures through expansion of its client relationships and, at the same time, pursuing strategic alliances and partnerships.

     Promote Internal Growth. The Company continues to evolve its internal growth strategies. Several initiatives were launched during 2002. National and regional sales management programs were designed and implemented to segregate clients into priority accounts. This process has provided a higher degree of account coordination so clients can benefit from the wider array of services that are offered throughout the Company's service area, thus resulting in greater client penetration.

     During 2002, RCM continued a company-wide training initiative in which sales managers and professionals received advanced sales training. The purpose of the training, which is a multi-semester program, is to sharpen sales skills and to further assist the sales force in identifying, developing and closing solution sales.

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

     Continue Selective Strategic Acquisitions. The industry for the Company's services continues to be highly fragmented, and the Company plans to continue to selectively assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's past acquisition strategy was designed to broaden the scope of services and technical competencies and grow its Full-Cycle Solution capabilities, and the Company would continue to consider such goals in any future acquisitions. In considering acquisitions, the Company focuses principally on companies with (i) technologies RCM has targeted for strategic value enhancement, (ii) margins that will not dilute the margins now being delivered, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company's management team. To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to three-year period.

     Operating Strategy

     Foster a Decentralized Entrepreneurial Environment. A key element of the Company's operating strategy is to foster a decentralized, entrepreneurial environment for its employees. The Company fosters this environment by continuing to build on local market knowledge of each branch's reputation, customer relationships and expertise. The Company believes an entrepreneurial business atmosphere allows its branch offices to quickly and creatively respond to local market demands and enhances the Company's ability to motivate, attract and retain managers and to maximize growth and profitability.

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

     To develop close customer relationships, the Company's practice managers regularly meet with both existing and prospective clients to help design solutions for, and identify the resources needed to execute their strategies. The Company's managers also maintain close communications with their customers during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense. Additionally, the Company believes that by partnering with its customers in designing business solutions, it generates new opportunities to cross-sell additional services that the Company has to offer. The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of our customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

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

     Centralize Administrative Functions. The Company seeks to maximize its operational efficiencies by integrating general and administrative functions at the corporate or regional level, and reducing or eliminating redundant functions formerly performed at smaller branch offices. This enables the Company to quickly realize savings and synergies and to efficiently control and monitor its operations. It also allows local branches to focus more on growing their sales.

     To accomplish this, the Company is centralized on an SAP operating system into which it integrated all of its operating units. The software is configured to perform all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and all financial consolidation and reporting functions. The Company believes that this system provides a robust and highly scalable platform from which to manage daily operations, and that this system has the capacity to accommodate increased usage. During 2002, the Company completed the implementation of a unified "front end" system which manages work orders and client contacts in a web based system. This application puts all RCM locations on a common database. The results thus far have been improved efficiencies and greater cooperation in support of key vertical industry sector requirements.

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

     The Company has a wide array of service offerings and deliverables within this spectrum. Within its e-business offering, RCM delivers web strategies, web enablement of client applications, e-commerce solutions, Intranet solutions, corporate portals and complete web sites. Within its business intelligence practice, RCM provides data architecture design, data warehousing projects, knowledge management, and customer relationship management and supply chain management solutions. In its Enterprise Applications area, RCM delivers software sales for certain applications, implementation services, infrastructure support, integration services, and an array of post-implementation support services. In its enterprise application integration work, the Company integrates diverse but related enterprise applications into unified cohesive operating environments. The Company believes that its ability to deliver information technology solutions across a wide range of technical platforms provides an important competitive advantage.

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

     As of December 31, 2002, there were approximately 850 information technology employees and consultants assigned by the Company.

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

     The Company provides its engineering services through a number of delivery methods. These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

     As of December 31, 2002, there were approximately 530 engineering and technical employees and consultants assigned by the Company.

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

     As of December 31, 2002, the Company employed approximately 750 commercial services personnel.

     Branch Offices

     The Company's organization consists of five operating regions with 37 branch offices located in 12 states and Canada. The region of and services provided by each branch office are set forth in the table below.

                                    NUMBER OF
     REGION                                        OFFICES  SERVICES PROVIDED(1)

     EAST
       Connecticut...................................   2             PE
       Maryland......................................   1             IT
       New Hampshire.................................   1             IT
       New Jersey....................................   2             IT, PE
       New York......................................   3             IT, PE, CS
       Pennsylvania..................................   2             IT, PE
       Vermont.......................................   1             PE
                                                        -
                                       12
     GREAT LAKES
       Michigan......................................   5             IT, PE
       Minnesota.....................................   1             IT
       Wisconsin.....................................   3             IT, PE
                                                        -
                                        9
     CENTRAL
       Texas.........................................   2             IT
                                                        -
                                        2
     WEST
       Northern California...........................   1             IT
       Southern California...........................   6             IT, CS
                                                        -
                                        7

     CANADA..........................................   7             IT, PE
                                                        -

     (1) Services provided are abbreviated as follows: IT - Information Technology PE - Professional Engineering CS - Commercial Services

     Branch offices are primarily located in regions that the Company believes have strong growth prospects for information technology and engineering services. The Company's branches are operated in a decentralized, entrepreneurial manner with most branch offices operating as independent profit centers. The Company's branch managers are given significant autonomy in the daily operations of their respective offices and, with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing strategies, pricing, hiring and training. Branch managers are paid on a performance-based compensation system designed to motivate the managers to maximize growth and profitability.
                                       7

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

     Our principal sales offices have one General Manager, one sales manager, three to six sales people, several technical delivery or practice managers and several recruiters. The General Managers report to Regional Managers who are responsible for ensuring performance goals are achieved. The Company's branch managers meet frequently to discuss "best practices" and ways to increase the Company's cross selling of its professional services. The Company's practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

     Sales And Marketing

     Sales and marketing efforts are conducted at the local and regional level through the Company's network of branch offices. The Company emphasizes long-term personal relationships with customers that are developed through regular assessment of customer requirements and proactive monitoring of personnel performance. The Company's sales personnel make regular visits to existing and prospective customers. New customers are obtained through active sales programs and referrals. The Company encourages its employees to participate in national and regional trade associations, local chambers of commerce and other civic associations. The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer's information technology, engineering and other professional services needs. The Company concentrates on providing carefully screened professionals with the appropriate skills in a timely manner and at competitive prices. The Company regularly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

     The Company has elevated the importance of working with and developing its partner alliances with technology firms. Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company. Relations have been established with firms such as Microsoft, QAD, Mercury, IBM, H-P/Compaq and Oracle among others. The Partner programs may be managed either at a national level from RCM's corporate offices or at a regional level from its branch offices.

     Some of the Company's larger representative customers include 3M, ADP, Bruce Power, FlightSafety International, Lockheed Martin, MSC Industrial Supply, Ontario Power, Policy Studies, Inc., Schering Plough, United Technologies, Vermont Yankee Nuclear Power, U.S. Treasury and Wells Fargo. The Company serves Fortune 1000 companies and many middle market clients. The Company's relationships with these customers are typically formed at the local or regional level or, when appropriate, at the corporate level for national accounts.

     During 2002, one customer accounted for 12% of the Company's revenues. The Company's five and ten largest customers accounted for approximately 32% and 43%, respectively, of the Company's revenues for 2002.

     Recruiting And Training

     The Company devotes a significant amount of time and resources, primarily at the branch level, to locating, training and retaining its professional personnel. Full-time recruiters utilize the Company's proprietary databases of available personnel, which are cross-indexed by competency and skill to match potential candidates with the specific project requirements of the customer. The qualified personnel in the databases are identified through numerous activities, including networking, referrals, trade shows, job fairs, schools, newspaper and trade journal advertising, Internet recruiting services and the Company's website.

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

     Information Systems

     The Company has invested, and intends to continue to invest, in the SAP R/3 software that it has installed. This system is deployed on clustered Compaq servers and is running on a SQL 7.0 database. The branch offices of the Company are networked to the corporate offices so the SAP application is accessed at all operational locations. This system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality. In addition to SAP, the Company has implemented a unified front end system which manages the consultant information in a skills based database, work order flows, customer contacts and sales reporting on a national basis. The web based system, provided by Main Sequence, Inc., was heavily customized and is hosted and maintained out of the Company's headquarters. Each of the service groups maintains databases to permit efficient tracking of available personnel on a local basis. This system facilitates efficient matching of customers' requirements with available technical personnel and provides contact management functionality for the sales force.

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

     Employees

     As of December 31, 2002, the Company employed an administrative staff of approximately 240 people, including certified IT specialists and licensed professional engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company. As of December 31, 2002, there were approximately 850 information technology and 530 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods. As of December 31, 2002, there were approximately 750 commercial services employees. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

     The Company provides specialty professional consulting services, principally performed at various client locations, through 37 offices in 12 states and Canada. The Company's administrative and sales offices typically consist of 1,000 to 3,000 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

     The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 9,100 square feet and are leased at a rate of $12.50 per square foot per annum for a term that ended on January 31, 2003. Effective February 1, 2003, the lease was extended for three years at a rate of $13.25 per square foot per year.

     The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054. These premises consist of approximately 28,000 square feet and are leased at a rate of $25.00 per square foot per year for a term ending on June 30, 2012.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to two lawsuits and three claims from various persons from whom the Company acquired stock or assets in five separate acquisitions that occurred in the years 1998 through 2000. The lawsuits and claims are not related to one another. The lawsuits and claims arise from allegations of wrongful termination and/or failure of the Company to pay deferred consideration under the relevant acquisition agreements. The range of possible loss for the aforementioned lawsuits and claims, when considered collectively, is from $-0- to approximately $7.6 million. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuits and claims that should serve to defeat or diminish the Company's potential liability. However, if material adverse determinations on either the lawsuits or claims were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company.

     In addition, in 1998, two shareholders, who were formerly officers and directors of the Company, filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. The suit was originally filed in New Jersey Superior Court, Bergen County on November 6, 1998. The complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the underlying acquisition transaction pursuant to which the plaintiffs became shareholders of the Company. The complaint sought damages of approximately $480,000 on the severance pay claim. The damages alleged on their other claims were unliquidated; claims for punitive damages were also asserted in several counts of the complaint. The most significant compensatory damages claim, under the Registration Rights Agreement, sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales, and the amount for which the plaintiffs sold their shares during that period and thereafter.

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. The claims adjudicated at the trial were: (i) the claims by both plaintiffs concerning the alleged wrongful limiting of the number of shares that plaintiffs could sell during the 12-month period ended March 11, 1999, on which a verdict awarding damages against the Company of $7.6 million was returned; (ii) the claim for the alleged wrongful termination of one of the plaintiffs, which was dismissed by the trial judge; (iii) that same plaintiff's claim of entitlement to severance pay of $230,000 under his employment agreement, which was rejected by the jury in a verdict that the plaintiff will likely seek to set aside; and
     (iv) the claims by both plaintiffs for the alleged wrongful prevention of stock option vestiture, which were rejected by the jury. The Company's motion to strike all claims for punitive damages was granted. Management believes, based upon the advice of counsel, that there is a substantial likelihood that the jury's verdict on damages will either be vacated entirely or reduced significantly by the court on post-trial motions, which the Court will likely rule upon in March, 2003. The Company further intends to appeal any judgment that eventually may be entered in favor of the plaintiffs.

     As a result of the verdict, the Company accrued $8.6 million at December 31, 2002, which includes a $1.0 million estimate for attorney fees and pre-judgment interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is traded on The Nasdaq National Market under the Symbol "RCMT". The following table sets forth approximate high and low sales prices for the two years in the period ended December 31, 2002 as reported by The Nasdaq National Market:

                                                                       Common Stock
                                                              --------------------------------

         Fiscal 2001                                           High                    Low
                                                              ------                   -----

              First Quarter.................................. $8.00                      $2.88
              Second Quarter.................................  5.70                       2.85
              Third Quarter..................................  6.48                       3.10
              Fourth Quarter................................. $4.75                      $3.41

         Fiscal 2002

              First Quarter.................................. $5.34                      $4.41
              Second Quarter.................................  5.25                       4.10
              Third Quarter..................................  5.14                       3.73
              Fourth Quarter................................. $4.94                      $3.70

     Holders

     As of February 25, 2003, the approximate number of holders of record of the Company's Common Stock was 600. Based upon the requests for proxy information in connection with the Company's most recent Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 2,923.

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

                                                      Years Ended                      Two Months               Years Ended
                                                                                          Ended
                                     ----------------------------------------------- ---------------- -----------------------------

                                                      December 31,                    December 31,              October 31,
                                     ----------------------------------------------- ---------------- -----------------------------

                                          2002            2001            2000            1999             1999            1998
                                     --------------- --------------- --------------- ---------------- --------------- -------------

    Income Statement

    Revenues                           $186,650,616    $234,739,066    $305,444,247      $51,119,860    $311,412,892   $200,188,156
    Gross profit                         46,664,861      62,575,740      78,045,164       13,163,458      76,274,494     48,192,123
    Income before goodwill
     impairment and unusual items        16,538,897      16,257,507      16,858,362        2,039,434      14,827,944      9,726,809
    Goodwill impairment                 (29,990,099)    (34,993,435)    (35,334,972)
    Unusual items                        (9,717,663)                    ( 3,471,740)
    (Loss) income from continuing
      operations                        (23,168,865)     18,735,928)     21,948,350)       2,039,434      14,827,944      9,726,809
    (Loss) gain from discontinued
      operations                           (967,065)        (20,041)         51,964           11,559         120,304         69,896
    Net (loss) income                  ($24,135,930) ($  18,755,969) ($  21,896,386)      $2,050,993     $14,948,248    $ 9,796,705

    Earnings Per Share (1)
    (Loss) income from continuing
      Operations                             ($2.19)         ($1.78)         ($2.09)            $.19           $1.36          $1.06
    (Loss) gain from discontinued
      Operations                               (.09)                                                             .01            .01
    Net (loss) income                        ($2.28)         ($1.78)         ($2.09)            $.19           $1.37          $1.07
    Net (loss) income (basic)                ($2.28)         ($1.78)         ($2.09)            $.20           $1.43          $1.11


                                                              December 31,                                      October 31,
                                     ---------------------------------------------------------------- -----------------------------

                                          2002            2001            2000            1999             1999            1998
                                     --------------- --------------- --------------- ---------------- --------------- -------------

    Balance Sheet

    Working capital                     $16,516,062     $10,977,131     $56,508,604      $61,383,437     $54,866,477    $53,672,589
    Total assets                         89,977,188     131,155,945     174,268,828      183,950,884     184,047,546    117,067,151
    Long term liabilities                                                49,483,873       47,300,000      40,800,000
    Total liabilities                    30,731,034      47,866,145      72,206,502       59,854,255      62,045,376     10,395,024
    Shareholders' equity                $59,246,154     $83,289,800    $102,062,326     $124,096,629    $122,002,170   $106,672,127

    (1) Shares used in computing earnings per share:

    Basic                                10,585,503      10,519,701      10,499,305       10,496,225      10,484,764      8,787,334
    Diluted                              10,585,503      10,519,701      10,499,305       10,951,447      10,942,146      9,151,903



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM is an innovative leader in the design, development and delivery of these services to variety of industries. RCM's offices are located throughout North America, including major metropolitan centers. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management, Enterprise Application Integration and Supply Chain. RCM's portfolio of Engineering services focuses on Engineering Design, Technical Support and Project Management and Implementation. The Company's Commercial Services business unit provides Healthcare contract professionals as well as Clerical and Light Industrial temporary personnel. The Company provides its services to clients in banking and finance, healthcare, insurance, aerospace, pharmaceutical, telecommunications, utility, technology, manufacturing, distribution and government sectors. The Company believes that the breadth of services it offers fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

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

     Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and reporting responsibilities and acquisition program. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization in 2002 relates to a covenant not to compete resulting from one of the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill. See Footnote 4 to financial statements.

     Revenue Recognition

     The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Professional Engineering Services and Information Technology Services segments also perform project services. The Information Technology Services segment also derives revenue from permanent placement fees.

     Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers.

     Project Services - Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for performance of the function or project. The Company recognizes revenues and associated costs on a gross basis as services are performed and costs are incurred using its employees. In instances where project services are provided on a fixed-price basis, and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Expenses related to contracts that extend beyond a 12-month period are charged to Cost of Services as incurred.

     Permanent Placement Fees - The Company earns permanent placement fees. Fees for placements are recognized at the time the candidate commences employment. Based upon the Company's historical experience, the Company's refunds to customers have been immaterial. However, an allowance for such refunds is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenue.

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

     Goodwill and Intangibles

     Pursuant to the adoption of SFAS 142, the Company changed its accounting policy related to goodwill and intangible assets, effective January 1, 2002. Goodwill and indefinite-lived intangible assets are no longer amortized but are subject to periodic impairment assessment. The transitional impairment testing for such assets was completed during the second quarter of 2002 and as of January 1, 2002, the transition date, there was no impairment to such assets.

     For purposes of the annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2002. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in an impairment loss of approximately $30 million. Future changes in the industry could impact the market multiples of comparable businesses, and consequently could impact the results of future annual impairment tests.

     In addition, the Company recognizes contingent consideration from past acquisitions, which are based on earn-out agreements, as additional goodwill when earned. The Company cannot be assured that earn-out provisions will be met. Based on the results of future impairment testing, the Company could be required to incur further impairment losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (In thousands, except for earnings per share data)

                                                    Year Ended               Year Ended               Year Ended
                                                 December 31, 2002        December 31, 2001        December 31, 2000
                                              ------------------------ ------------------------ ------------------------

                                                             % of                     % of                     % of
                                               Amount       Revenue      Amount      Revenue      Amount      Revenue
                                              ----------  ------------ ----------- ------------ ----------- ------------

 Revenues                                      $186,651       100.0%     $234,739     100.0%      $305,444     100.0%
 Cost of services                               139,986        75.0       172,163      73.3        227,399      74.4
                                              ----------  ------------ ----------- ------------ ----------- ------------

 Gross profit                                    46,665        25.0        62,576      26.7         78,045      25.6
                                              ----------  ------------ ----------- ------------ ----------- ------------

 Selling, general and administrative             33,320        17.9        42,840      18.3         54,494      17.8
 Depreciation                                     1,258          .7         1,125        .5          1,152        .5
                                              ----------  ------------ ----------- ------------ ----------- ------------

                                                 34,578        18.6        43,965      18.8         55,646      18.3
                                              ----------  ------------ ----------- ------------ ----------- ------------

 Income before litigation charge,
 other expense, income taxes,
 goodwill amortization, and  unusual charges     12,087         6.5        18,611       7.9         22,399       7.3
 Litigation charge                               (9,718)       (5.2)
 Other expense                                     (155)       ( .1)       (2,268)   (   .9)        (3,702)     (1.2)

                                              ----------  ------------ ----------- ------------ ----------- ------------

 Income before income taxes and                   2,214          1.2
   goodwill amortization                                                   16,343       7.0         18,697       6.1
 Income taxes                                       623           .3        6,936       3.0          7,638       2.5
                                              ----------  ------------ ----------- ------------ ----------- ------------

 Income before goodwill amortization
  and impairment                                  1,591           .9        9,407       4.0         11,059       3.6
 Goodwill and intangible asset
  amortization,  net of income tax benefit          (12)                   (5,385)     (2.3)        (4,390)     (1.4)
  Goodwill impairment, restructuring and
   unusual charges, net of tax benefit          (24,748)       (13.3)     (22,758)     (9.7)       (28,617)     (9.4)
 (Loss) gain from discontinued
   operations, net of taxes                        (967)         (.4)         (20)                      52
                                              ----------  ------------ ----------- ------------ ----------- ------------

 Net loss                                     ($ 24,136)     (12.9)%    ($ 18,756)     (8.0)%    ($ 21,896)     (7.2)%

                                              ==========  ============ =========== ============ =========== ============


 Earnings per share
 Basic and Diluted:
   Income before goodwill amortization
    and  impairment                                $.15                      $.89                    $1.06
   Goodwill amortization                                                 (    .51)                (    .42)
   Goodwill impairment , restructuring
    and     unusual charges                     (  2.34)                  (  2.16)                 (  2.73)
   Discontinued operations                     (    .09)
                                              ----------               -----------              -----------

   Net loss                                      ($2.28)                   ($1.78)                  ($2.09)

                                              ==========               ===========              ===========


The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues decreased 20.5%, or $48.1 million, for 2002 as compared to 2001. The revenue decline was primarily attributable to softness in the information technology ("IT") sector. Management attributes this softness to overall economic conditions as well as hesitancy by customers to launch new capital spending programs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
        (Continued)

     Cost of Services. Cost of services decreased 18.7%, or $32.2 million, for 2002 as compared to 2001. This decrease was primarily due to a decrease in salaries and compensation associated with the decreased revenues experienced during 2002. Cost of services as a percentage of revenues increased to 75.0% for fiscal 2002 from 73.3% for 2001. This increase was primarily attributable to an increase in the Company's revenues being derived from Professional Engineering Services, which have historically had lower gross profit margins and a decline in revenues derived from Information Technology services which have historically higher gross margins.

     Selling, General and Administrative. Selling, general and administrative ("SGA") expenses decreased 22.2%, or $9.5 million, for 2002 as compared to 2001. This decrease was primarily attributable to a reduction in the related variable costs corresponding to reduction in revenues and cost cutting initiatives. SGA expenses, as a percentage of revenues, was 17.9% for 2002 as compared 18.3% for 2001.

     Depreciation. Depreciation increased 11.8%, or $133,000, for fiscal 2002 as compared to fiscal 2001. This increase was primarily due to depreciation and amortization of infrastructure and leasehold improvements incurred since December 31, 2001.

     Litigation Charge. In 1998, two shareholders, who were formerly officers and directors of the Company, filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. The complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the underlying acquisition transaction pursuant to which the plaintiffs became shareholders of the Company. The complaint sought damages of approximately $480,000 on the severance pay claim. The most significant compensatory damages claim, under the Registration Rights Agreement, sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales, and the amount for which the plaintiffs sold their shares during that period and thereafter.

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003, consisting of the jury finding in favor of the plaintiffs regarding the alleged wrongful limiting of the number of shares that plaintiffs could sell during the 12-month period ended March 11, 1999; the judge and jury rejected the other claims.

     In connection with this litigation, the Company incurred $9.7 million of litigation charges at December 31, 2002, which includes the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 31, 2002 Compared to Year Ended
         December 31, 2001 (Continued)

     Other Expense. Other expense consists principally of interest expense, net of interest income. For 2001, actual interest expense of $770,000 was offset by $599,000 of interest income, which was principally earned from an income tax refund claim with the Internal Revenue Service. Interest expense, net, decreased $2.1 million, or 93% for fiscal 2002 as compared to fiscal 2001. This decrease was primarily due to the increased cash derived from operating activities, which was used to reduce interest bearing debt as well as the aforementioned interest income earned on the income tax refund and the effect of lower interest rates on borrowed funds.

     Income Tax. Income tax expense decreased 91.0%, or $6.3 million, for fiscal 2002 as compared to fiscal 2001. This decrease was attributable to a lower level of income before taxes for fiscal 2002 as compared to fiscal 2001. The effective tax rate was 28.1%, for fiscal 2002 as compared to 42.8% for fiscal 2001. The reduction was attributable to tax deductible amortization of intangibles in 2002.

     Amortization of Intangibles. Amortization of intangibles for fiscal 2002 and 2001 was net of income tax benefit of $8,700 and $908,000, respectively. Amortization of intangibles decreased 99.8%, or $5.4 million, for fiscal 2002 as compared to fiscal 2001. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for all fiscal periods beginning after December 15, 2001. In accordance with SFAS 142, for fiscal 2002, all previously recognized goodwill and intangible assets with indefinite lives were no longer subject to amortization. If SFAS 142 had been in effect on January 1, 2001, net loss per share would have been $1.27 per share for fiscal 2001 as compared to a net loss per share of $2.28 for 2002.

     Goodwill Impairment. As a result of the softness experienced in the IT sector and the resultant revenue decline, management had been closely monitoring the operating results of its IT branches throughout the year, instituting significant reductions in selling, general and administrative expenses and increasing efforts to revitalize sales levels. However, during the fourth quarter, given the current economic environment and continued reduction of capital spending on technology, management determined that operating performance of certain of its branches indicated that the possibility of impairment of goodwill arising at acquisition might be impaired. The Company performed its annual impairment test as of November 30, 2002 in accordance with SFAS No. 142. The Company determined the fair value of its reporting units using relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill. The analysis revealed that goodwill, amounting to approximately $30.0 million ($24.7 million after taxes) had been impaired and, therefore, would not be recoverable through future profitable operations of these branches.

     Loss from Discontinued Operations. In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for fiscal 2002, or $.09 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of income for fiscal 2002. The tax effected operating results of the reporting unit sold were losses of $29,000 for fiscal 2002 and are excluded from income from continuing operations. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Revenues decreased 23.1%, or $70.7 million, for fiscal 2001 as compared to fiscal 2000. The revenue decline was primarily attributable to softness in the information technology ("IT") sector. Management attributes this softness to overall economic conditions as well as hesitancy by customers to launch new capital spending programs.

     Cost of Services. Cost of services decreased 24.3%, or $55.2 million, for fiscal 2001 as compared to fiscal 2000. This decrease was primarily due to a decrease in salaries and compensation associated with the decreased revenues experienced during fiscal 2001. Cost of services as a percentage of revenues decreased to 73.3% for fiscal 2001 from 74.4% for fiscal 2000. This decline was primarily attributable to continuing efforts by the Company to seek higher margin business. However, there can be no assurances that this improvement in gross margin percentage will continue.

     Selling, General and Administrative. Selling, general and administrative ("SGA") expenses decreased 21.4%, or $11.7 million, for fiscal 2001 as compared to fiscal 2000. This decrease was primarily attributable to a reduction in revenues and a corresponding reduction in the related variable costs and cost cutting initiatives. SGA expenses, as a percentage of revenues, was 18.3% for fiscal 2001 as compared 17.8% for fiscal 2000. The 0.5% increase results from certain SGA costs, which could not be reduced in direct portion to the reduction in revenues.

     Depreciation. Depreciation decreased 2.3%, or $27,000, for fiscal 2001 as compared to fiscal 2000. This decrease was primarily due to write down of certain fixed assets to net realizable value in fiscal 2000.

     Other (Expense) Income, Net. Other (expense) income consists principally of interest expense, net of interest income. For fiscal 2001, actual interest expense of $2.6 million was offset by $297,000 of interest income, which was earned from the investment in interest bearing deposits. Interest expense, net decreased 38.7% or $1.4 million for fiscal 2001 as compared to fiscal year 2000. This decrease was primarily due to the increased cash derived from operating activities, which was used to reduce interest-bearing debt.

     Income Tax. Income tax expense decreased $702,000, for fiscal 2001 as compared to fiscal 2000. This decrease was attributable to a lower level of income before taxes and goodwill amortization for fiscal 2001 compared to fiscal 2000.

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

     Goodwill Impairment, Restructuring and Unusual Charges. As a result of the softness experienced in the IT sector and the resultant revenue decline, management had been closely monitoring the operating results of its IT branches throughout the year, instituting significant reduction in selling, general and administrative expenses and increasing efforts to revitalize sales levels. However, during the fourth quarter, given the current economic environment and continued reduction of capital spending on technology, management determined that operating performance of certain of its branches indicated that the possibility of impairment of goodwill arising at acquisition might be impaired. Based on current operating results and existing business conditions, management projected cash flows for these branches and compared such projected flows to the carrying value of the respective branch's goodwill. The analysis revealed that goodwill amounting to approximately $35.0 million ($22.8 million after taxes) had been impaired and, therefore, would not be recoverable through future profitable operations of these branches.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Liquidity And Capital Resources

     Operating activities provided $30.5 million of cash for fiscal 2002 as compared to operating activities providing $29.9 million of cash for fiscal 2001. The increase in cash provided by operating activities was primarily attributable to the collection of an income tax refund receivable.

     Investing activities used $6.0 million for the fiscal 2002 as compared to $15.0 million for the comparable 2001 period. The reduction in the use of cash for investing activities for the fiscal 2002 as compared to the comparable period was primarily attributable to a reduction in property and equipment expenditures and acquisition and deferred consideration payments.

     Financing activities (principally debt reduction from the collection of $14.8 of income tax refunds) used $23.9 million in 2002 as compared to financing activities using $15.6 million for the comparable period.

     The Company and its subsidiaries entered into an amended and restated loan agreement on May 31, 2002, further amended on February 26, 2003) with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $40.0 million (reduced to $25.0 million on February 26, 2003) Revolving Credit Facility (the "Revolving Credit Facility") and a $7.5 million Term Loan Facility ("Term Loan Facility"). The $7.5 million outstanding balance under the Term Loan Facility was repaid on July 2, 2002, thereby canceling the Term Loan Facility. Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate. As cash flow permits and depending on interest rate movements, the Company may, from time to time and subject to a nominal prepayment fee, apply available cash flows to reduce the Revolving Credit Facility. The Company repaid approximately $24.1 million, of which $14.7 million originated from a federal income tax refund.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2004. The weighted average interest rates for fiscal 2002 and 2001 were 4.06% and 6.49%, respectively. The amounts outstanding under the Revolving Credit Facility at December 31, 2002 and December 31, 2001 were $7.4 million and $31.5 million, respectively. At December 31, 2002, the Company had availability (including amounts outstanding) under the Revolving Credit Facility of $21.5 million. (Note 8 and 9)

     The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions. The Company is involved in litigation as described in Footnote 16 (Contingencies) to the financial statements. If material adverse determinations on either the lawsuits or claims were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company.

     The Company anticipates that if it is unsuccessful in having damages vacated or reduced significantly, related to the $7.6 million verdict returned in January 2003, it would need to borrow funds under its Revolving Credit Facility in order to satisfy payment of the damages. The Company believes that its borrowing base is sufficient to manage this additional borrowing.

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

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Liquidity And Capital Resources (Continued)

     The Company does not currently have material commitments for capital expenditures and does not currently anticipate entering into any such commitments during the next twelve months. The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for the next twelve months.

     At December 31, 2002, the Company has a current deferred tax asset of $6,246,119, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the deferred tax asset during the year ended December 31, 2003.

     At December 31, 2001, the Company had recorded, based on the enacted law at that time, a deferred tax asset of $8,268,813 (current - $5,600,000; long-term - $2,668,813), primarily representing the tax effect of net operating loss carry forwards. As a result of 2002 tax law changes increasing the loss carryback period from 3 to 5 years, substantially all deferred tax assets recorded at December 31, 2001 were realized in the second quarter of 2002. The proceeds were principally used to reduce outstanding debt.

     The Company's contractual obligations as of December 31, 2002 are as follows (In Thousands):

                                                            Payments Due by Period
                                            --------------------------------------------------------

                                             Less Than                                  More Than
                                 Total        1 Year        1-3 Years     3-5 Years      5 Years
                               -----------  ------------   ------------  ------------  -------------


    Note Payable (1)               $7,420                       $7,420
    Operating Leases               10,745        $2,094          2,909        $2,106         $3,636
                               -----------  ------------   ------------  ------------  -------------


    Total Obligations             $18,165        $2,094        $10,329        $2,106         $3,636
                               ===========  ============   ============  ============  =============



     (1) The Revolving Credit Facility agreement expires in August 2004.

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

     Recently Issued Accounting Standards

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangible assets, thereby eliminating an annual amortization charge of approximately $4.7 million.

     Under the provisions of SFAS No. 142, the Company is required to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on at least an annual basis thereafter. The transitional impairment testing was completed during the second quarter of 2002, and as of January 1, 2002, the transition date, there was no impairment of goodwill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Recently Issued Accounting Standards (Continued)

     For purposes of the annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2002. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in an impairment loss of approximately $30 million.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement had the effect of including a loss of $967,000 in Discontinued Operations on the Consolidated Statement of Income and Comprehensive Income for the nine month and three month periods ended September 30, 2002, respectively relating to the sale of a reporting unit. This amount would have been included in income from continuing operations prior to the adoption of SFAS 144.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS 146 are to be applied prospectively after the adoption date, the Company cannot determine the potential effects that the adoption of SFAS 146 will have on its consolidated financial statements.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2002, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 40 basis points) increase in interest rates on its variable debt (using average debt balances during the year ended December 31, 2002 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements, together with the report of the Company's independent auditors, begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the 2003 Proxy Statement beginning immediately following the caption "ELECTION OF DIRECTORS" to, but not including, the caption "EXECUTIVE COMPENSATION" and the additional information in the 2003 Proxy Statement beginning immediately following the caption "COMPLIANCE WITH
     SECTION 16(a) OF THE EXCHANGE ACT" to, but not including, the caption "BOARD MEETINGS AND COMMITTEES" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 2003 Proxy Statement beginning immediately following the caption "EXECUTIVE COMPENSATION" to, but not including, the caption "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS" and the additional information in the 2003 Proxy Statement beginning immediately following the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" to, but not including, the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 2003 Proxy Statement beginning immediately following the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" to, but not including, the caption "ELECTION OF DIRECTORS" is incorporated herein by reference.

     The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.


                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      issuance under equity
                                  issued upon exercise of       price of outstanding          compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan category               warrants and rights                rights               reflected in column (a)
------------------------------- ---------------------------- ---------------------------- ----------------------------

                                            (a)                         (b)                              (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans
    approved by security
    holders...............              2,474,214                      $7.15                       713,031


Equity compensation plans not
    approved by security
    holders...............



    ...................Total            2,474,214                      $7.15                       713,031


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 2003 Proxy Statement beginning immediately following the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

                                     PART IV



ITEM 14. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-K, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

     (i) this Annual Report on Form 10-K contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K, and

     (ii)the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-K.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) 1. and 2. Financial Statement Schedules -- See "Index to Financial Statements and Schedules" on F-1.

         3. See Item (c) below.

     (b) Reports on Form 8-K

         1. RCM Technologies, Inc. Current Report on Form 8-K dated January 24, 2003.

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

   *          (10)(a) RCM Technologies, Inc. 1992 Incentive Stock Option Plan;
              incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated April 23, 1992, filed with the Commission on March 9, 1992.

     (10)(b) RCM Technologies, Inc. 1994 Non-employee Director Stock Option Plan; incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated May 19, 1994, filed with the Commission on June 22, 1994.

   * (10)(c) RCM Technologies, Inc. 1996 Executive Stock Option Plan dated August 15, 1996; incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996 (the "1996 10-K").

   * (10)(d) Second Amended and Restated Termination Benefits Agreement dated March 18, 1997 between the Registrant and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 dated March 21, 1997 (Commission File No. 333-23753).

ITEM      15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              (CONTINUED)


     (c) Exhibits (Continued)



   * (10)(e)  Amended and Restated  Employment  Agreement dated November 30,1996 between the Registrant, Intertec Design, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the 1996 10-K.

     (10)(f) Registration Rights Agreement dated March 11, 1996 by and between RCM Technologies, Inc. and the former shareholders of The Consortium; incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report on Form 8-K dated March 19, 1996.

*    (10)(g) RCM Technologies, Inc. 2001 Employee Stock Incentive Plan;
              incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 3, 2001, filed with the Commission on February 28, 2001.

     (10)(h) Amended and Restated Loan and Security Agreement dated May 31, 2002 between RCM Technologies, Inc. and All of its Subsidiaries with Citizens Bank of Pennsylvania, as Administrative Agent and Arranger.

*    (10)(i)  Severance Agreement dated June 10, 2002 between
                RCM Technologies, Inc. and Leon Kopyt.

*    (10)(j)  Exhibit A To Severance Agreement General Release.

     (10)(k) Amendment And Modification to Amended And Restated Loan and Security Agreement dated December 30, 2002, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania , as Administrative Agent and Arranger (filed herewith).


     (10)(l) Second Amendment And Modification to Amended And Restated Loan and Security Agreement dated February 26, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania , as Administrative Agent and Arranger (filed herewith).



     (11)     Computation of Earnings Per Share.

     (21)     Subsidiaries of the Registrant.

     (23)     Consent of Grant Thornton LLP.


     99.1     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

     99.2     Certification Pursuant To 18 U.S.C. Section 1350,
                As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act
                 Of 2002.


     * Constitutes a management contract or compensatory plan or arrangement.

                                  CERTIFICATION


I, Leon Kopyt, certify that:

1. I have reviewed this annual report on Form 10-K of RCM Technologies, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 26, 2003
                                                      /s/ Leon Kopyt
                                                     -------------------------
                                                     Leon Kopyt
                                                     Chief Executive Officer
                                       28

                                  CERTIFICATION


I, Stanton Remer, certify that:

1. I have reviewed this annual report on Form 10-K of RCM Technologies, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 26, 2003
                                                     /s/ Stanton Remer
                                                     --------------------------
                                                     Stanton Remer
                                                     Chief Financial Officer


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            RCM Technologies, Inc.


     Date:  February 26, 2003                               By:/s/ Leon Kopyt
                                                               -------------------------------
                                                                Leon Kopyt
                                                                Chairman,  President,  Chief Executive  Officer and
                                                                Director


     Date:  February 26, 2003                               By:/s/ Stanton Remer
                                                               -----------------------------
                                                                Stanton Remer
                                                                Chief Financial Officer,  Treasurer,  Secretary and
                                                                Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


     Date:  February 26, 2003                                /s/ Leon Kopyt
                                                            --------------------------------
                                                            Leon Kopyt
                                                            Chairman,    President,    Chief   Executive    Officer
                                                            (Principal Executive Officer) and Director

     Date:  February 26, 2003                                /s/ Brian Delle Donne
                                                            ---------------------------------------
                                                            Brian Delle Donne
                                                            Chief Operating Officer (Principal Operating Officer)
                                                            and Director

     Date:  February 26, 2003                               /s/ Stanton Remer
                                                            -------------------------------
                                                            Stanton Remer
                                                            Chief   Financial   Officer,    Treasurer,    Secretary
                                                            (Principal   Financial  and  Accounting   Officer)  and
                                                            Director

     Date:  February 26, 2003                                /s/ Norman S. Berson
                                                            ----------------------------
                                                            Norman S. Berson
                                                            Director

     Date:  February 26, 2003                                /s/ Robert B. Kerr
                                                            -------------------------------
                                                            Robert B. Kerr
                                                            Director


     Date:  February 26, 2003                                /s/ David Gilfor
                                                            -----------------------------
                                                            David Gilfor
                                                            Director


                                       30

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                   Page

        Consolidated Balance Sheets, December 31, 2002 and 2001                                    F-2

        Consolidated Statements of Operations,
         Years Ended December 31, 2002, 2001 and 2000                                              F-4

        Consolidated Statements of Changes in Shareholders' Equity and
         Consolidated Statements of Comprehensive Loss,
         Years Ended December 31, 2002, 2001 and 2000                                              F-6

        Consolidated Statements of Cash Flows,
         Years Ended December 31, 2002, 2001 and 2000                                              F-7

        Notes to Consolidated Financial Statements                                                 F-9

        Independent Auditors' Report                                                               F-30

        Schedules I and II                                                                         F-31



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001


                                     ASSETS


                                                                                 2002                 2001
                                                                            ---------------      ---------------
Current assets
   Cash and cash equivalents                                                    $2,845,154          $ 2,289,743
   Accounts receivable, net of allowance for doubtful accounts of  $1,549,000 and $1,795,000 in 2002
      and 2001, respectively                                                    31,753,934           41,174,828
   Income tax refund receivable                                                  3,766,585            6,810,093
   Prepaid expenses and other current assets                                     2,635,304            2,968,612
   Deferred tax assets                                                           6,246,119            5,600,000
                                                                            ---------------      ---------------

      Total current assets                                                      47,247,096           58,843,276
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                          9,708,344           11,131,750
   Less: accumulated depreciation and amortization                               3,818,092            4,282,985
                                                                            ---------------      ---------------


                                                                                 5,890,252            6,848,765
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                         86,590              175,691
   Goodwill                                                                     36,653,595           62,499,025
   Intangible assets, net of accumulated amortization
      of  $211,000 and $190,000 in 2002
      and 2001, respectively                                                        99,655              120,375
   Deferred tax assets                                                                                2,668,813
                                                                            ---------------      ---------------

                                                                                36,839,840           65,463,904
                                                                            ---------------      ---------------





      Total assets                                                             $89,977,188         $131,155,945
                                                                            ===============      ===============

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2002 and 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                2002                  2001
                                                                           ---------------       ---------------
Current liabilities
    Note payable                                                               $7,420,000           $31,500,000
    Accounts payable and accrued expenses                                      14,728,729             8,653,876
    Accrued payroll                                                             4,363,024             5,137,336
    Payroll and withheld taxes                                                    193,850               375,784
    Income taxes payable                                                        4,025,431             2,199,149
                                                                           ---------------       ---------------

      Total current liabilities                                                30,731,034            47,866,145
                                                                           ---------------       ---------------



Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 10,626,076 and
      10,571,761 shares issued and outstanding in
      2002 and 2001, respectively                                                 531,304               528,588
    Accumulated other comprehensive loss                                         (584,084)             (484,283)
    Additional paid-in capital                                                 93,935,938            93,746,569
    Accumulated deficit                                                       (34,637,004)          (10,501,074)
                                                                           ---------------       ---------------

                                                                               59,246,154            83,289,800
                                                                           ---------------       ---------------






      Total liabilities and shareholders' equity                              $89,977,188          $131,155,945
                                                                           ===============       ===============

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2002, 2001 and 2000



                                                           2002                  2001                  2000
                                                       --------------        --------------        --------------


Revenues                                                $186,650,616          $234,739,066          $305,444,247

Cost of services                                         139,985,755           172,163,326           227,399,083
                                                       --------------        --------------        --------------


Gross profit                                              46,664,861            62,575,740            78,045,164
                                                       --------------        --------------        --------------


Operating costs and expenses
   Selling, general and administrative                    33,320,034            42,840,489            54,493,684
   Depreciation                                            1,258,323             1,124,601             1,152,183
   Amortization                                               20,720             6,292,942             5,494,141
   Impairment of goodwill                                 29,990,099            34,993,435            35,334,972
   Unusual items
      Restructuring charge                                                                             1,371,740
      Non recurring                                                                                    2,100,000
      Litigation charge                                    9,717,663
                                                       --------------        --------------        --------------
                                                          74,306,839            85,251,467            99,946,720
                                                       --------------        --------------        --------------


Operating loss                                           (27,641,978  )        (22,675,727  )        (21,901,556  )
                                                       --------------        --------------        --------------


Other (expenses)  income
   Interest (expense), net of interest income               (171,900  )         (2,289,096  )         (3,677,577  )
   Gain (loss) on foreign currency transactions               16,967                20,837               (24,728  )
                                                       --------------        --------------        --------------

                                                            (154,933  )         (2,268,259  )         (3,702,305  )
                                                       --------------        --------------        --------------


Loss from continuing operations
  before income taxes                                    (27,796,911  )        (24,943,986  )        (25,603,861  )

Income tax benefit                                        (4,628,046  )         (6,208,058  )         (3,655,511  )
                                                       --------------        --------------        --------------


Loss from continuing operations                          (23,168,865  )        (18,735,928  )        (21,948,350  )

(Loss) gain from discontinued operations
 net of taxes of $644,000 (2002),
  $13,400 (2001) and $34,600 (2000)                         (967,065  )            (20,041  )             51,964
                                                       --------------        --------------        --------------


Net loss                                                ($24,135,930  )      ( $18,755,969  )       ($21,896,386  )
                                                          ==========            ==========            ==========


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  Years Ended December 31, 2002, 2001 and 2000



                                                            2002                 2001                  2000
                                                        -------------        --------------        --------------


Basic earnings per share
   Loss from continuing operations                            ($2.19  )             ($1.78  )             ($2.09  )
   Loss from discontinued operations                      (      .09  )
                                                          ----------                 -----                 -----
   Net loss                                                   ($2.28  )             ($1.78  )             ($2.09  )
                                                              ======                 =====                ======

Weighted average number of common shares
   outstanding                                            10,585,503            10,519,701            10,499,305


Diluted earnings per share
   Loss from continuing operations                            ($2.19  )             ($1.78  )             ($2.09  )
   Loss from discontinued operations                      (      .09  )
                                                          ----------                 -----                 -----
   Net loss                                                   ($2.28  )             ($1.78  )             ($2.09  )
                                                              ======                 =====                ======

Weighted average number of common and
   common equivalent shares outstanding                   10,585,503            10,519,701            10,499,305


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2001 and 2000




                                                                                 Accumulated                             Retained
                                                    Common Stock                   Other             Additional          Earnings
                                                    ------------                 Comprehensive       Paid-in          (Accumulated
                                                Shares         Amount              Loss               Capital            Deficit)
                                                ------         ----              --------           --------            --------
Balance, December 31, 1999                   10,496,225          $524,811          ($  52,764)         $93,473,301      $30,151,281

Exercise of stock options                         3,426               171                                   42,779
Translation adjustment                                                               (180,867)
Net loss                                                                                                                (21,896,386)
                                           -------------    --------------    -----------------    ----------------  --------------


Balance, December 31, 2000                   10,499,651           524,982            (233,631)          93,516,080        8,254,895

Issuance of stock under employee
  stock purchase plan                            72,110             3,606                                  230,489
Translation adjustment                                                               (250,652)
Net loss                                                                                                                (18,755,969)
                                           -------------    --------------    -----------------    ----------------  --------------


Balance, December 31, 2001                   10,571,761           528,588            (484,283)          93,746,569      (10,501,074)

Issuance of stock under employee
  stock purchase plan                            53,410             2,671                                  187,885
Exercise of stock options                           905                45                                    1,484
Translation adjustment                                                                (99,801)
Net loss                                                                                                                (24,135,930)
                                           -------------    --------------    -----------------    ----------------  ---------------


Balance, December 31, 2002                   10,626,076          $531,304           ($584,084)         $93,935,938     ($34,637,004)
                                           =============    ==============    =================    ================  ===============




                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  Years Ended December 31, 2002, 2001 and 2000



                                               2002              2001                 2000
                                          ---------------   ---------------   ------------------


Net Loss                                    ($24,135,930 )    ($18,755,969 )       ($21,896,386 )
Foreign currency translation
  adjustment                                     (99,801 )        (250,652 )           (180,867 )
                                          ---------------   ---------------   ------------------

Comprehensive Loss                          ($24,235,731 )    ($19,006,621 )       ($22,077,253 )
                                          ===============   ===============   ==================


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001 and 2000



                                                         2002                 2001                 2000
                                                     --------------       --------------       --------------

Cash flows from operating activities:

  Net loss                                            ($24,135,930  )      ($18,755,969  )      ($21,896,386  )
                                                     --------------       --------------       --------------

  Adjustments to reconcile net Loss to net cash provided by operating activities:
     Loss (gain) on discontinued operations                967,065               20,041              (51,964  )
     Depreciation and amortization                       1,279,043            7,417,543            6,648,139
     Provision for allowances on accounts
      receivable                                          (246,000  )           (80,000  )           861,000
     Restructuring and unusual charges                  29,990,099           34,993,435           38,806,712
     Changes in assets and liabilities:
       Accounts receivable                               9,666,894           22,937,736            1,761,114
       Income tax refund receivable                      3,043,508              607,165           (7,417,258  )
       Deferred tax                                      2,022,694           (6,819,295  )        (1,449,518  )
       Prepaid expenses and other current assets          (774,602  )           192,627           (1,148,515  )
       Accounts payable and accrued expenses             6,074,855           (6,999,251  )         8,052,333
       Accrued payroll                                    (774,314  )        (2,553,922  )           952,494
       Payroll and withheld taxes                         (181,934  )          (936,044  )            42,563
       Income taxes payable                              3,578,189              (93,720  )         1,501,695
                                                     --------------       --------------       --------------


  Total adjustments                                     54,645,497           48,686,315           48,558,795
                                                     --------------       --------------       --------------




Net cash provided by operating activities              $30,509,567          $29,930,346          $26,662,409
                                                     --------------       --------------       --------------


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years Ended December 31, 2002, 2001 and 2000



                                                           2002                 2001                 2000
                                                       --------------       --------------       --------------

Cash flows from investing activities:
  Proceeds on sale of reporting unit                       $ 100,000
  Property and equipment acquired                           (626,978  )       ($1,819,593  )       ($1,669,470  )
  Decrease (increase) in deposits                             89,101               47,821              (17,634  )
  Cash paid for acquisitions,
   net of cash acquired                                   (5,528,563  )       (13,222,932  )       (25,692,538  )
                                                       --------------       --------------       --------------


Net cash used in investing activities                     (5,966,440  )       (14,994,704  )       (27,379,642  )
                                                       --------------       --------------       --------------



Cash flows from financing activities:
  Repayments of note payable                             (24,080,000  )       (15,800,000  )
  Sale of stock for employee stock purchase plan             190,556              234,095
  Exercise of stock options                                    1,529                                    42,950
                                                       --------------       --------------       --------------


Net cash (used in)  provided by financing
  Activities                                             (23,887,915  )       (15,565,905  )            42,950
                                                       --------------       --------------       --------------


Effect of exchange rate changes on cash
 and cash equivalents                                        (99,801  )          (250,652  )          (180,867  )
                                                       --------------       --------------       --------------


Net increase (decrease) in cash
 and cash equivalents                                        555,411             (880,915  )          (855,150  )

Cash and cash equivalents at beginning of year             2,289,743            3,170,658            4,025,808
                                                       --------------       --------------       --------------


Cash and cash equivalents at end of year                  $2,845,154           $2,289,743           $3,170,658
                                                       ==============       ==============       ==============



Supplemental cash flow information:
  Cash paid for:
    Interest expense                                        $835,221           $2,645,404           $4,215,266
    Income taxes (refund)                                (12,164,528  )           793,591            4,831,496


Acquisitions:
  Fair  value  of  assets   acquired,   including
contingent   consideration payments                        5,528,563           13,222,932           40,506,867
  Liabilities assumed                                                                               14,814,329

                                                       --------------       --------------       --------------


Cash paid, net of cash acquired                           $5,528,563          $13,222,932          $25,692,538
                                                       ==============       ==============       ==============


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

     Cash and Cash Equivalents

     The Company considers its holdings of highly liquid money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value.

     Allowance for Doubtful Accounts

     An allowance against accounts receivables is provided for receivables that are not expected to be realized. The allowance is established based on historical experience and for any receivables that are known or estimated to be un- collectible.

     Property and Equipment

     Property and equipment are stated at cost and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives. The annual rates are 20% for computer hardware and software as well as furniture and office equipment. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the lease term.

     Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets is reflected in the consolidated balance sheets as goodwill. Goodwill, net of amortization, at December 31, 2002 and 2001 was $36,653,000 and $62,499,000, respectively, and was being amortized on a straight-line method over twenty years effective January 1, 2001. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer subject to amortization. The amortization period prior to January 1, 2001 was 40 years. Amortization expense for the years ended December 31, 2002 and 2001 and 2000 was $-0-, $6,293,000 and $5,494,000, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Goodwill (Continued)

     The Company performed an impairment review in accordance with the requirements of SFAS No. 142 for the calendar year 2002 and in accordance with SFAS No. 121 for calendar years 2001 and 2000. During the fourth quarter of calendar 2002 and 2001 and the third quarter of calendar 2000, the reviews indicated that there was an impairment of value, which resulted in a $30.0 million and $35.0 million and $35.3 million charge to expense for the years ended December 31, 2002 and 2001 and 2000, respectively, in order to properly reflect the appropriate carrying value of goodwill.

     Change in Accounting Estimate

     Effective January 1, 2001, the Company had changed the amortization period of goodwill associated with acquisitions from 40 years to 20 years. This change had the effect of increasing goodwill amortization and reducing net income by approximately $3,146,000 or $.29 on a diluted earnings per share basis, for the year ended December 31, 2001.

     Software

     In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2002, 2001and 2000, the Company capitalized approximately $287,000, $176,000 and $506,000, respectively, of software costs in conformity with SOP 98-1.

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

     Revenue Recognition

     The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Professional Engineering Services and Information Technology Services segments also perform project services. The Information Technology Services segment also derives revenue from permanent placement fees.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition (Continued)

     Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers.

     Project Services - Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for performance of the function or project. The Company recognizes revenues and associated costs on a gross basis as services are performed and costs are incurred using its employees. In instances where project services are provided on a fixed-price basis, and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Expenses related to contracts that extend beyond a 12-month period are charged to "Cost of Services" as incurred.

     Permanent Placement Fees - The Company earns permanent placement fees. Fees for placements are recognized at the time the candidate commences employment. Based upon the Company's historical experience, the Company's refunds to customers have been immaterial. However, an allowance for such refunds is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenue.

     During 2002, one customer accounted for 12.2% of the Company's revenues. During 2001 and 2000 no single customer accounted for more than 6% of the Company's revenues.

     In January 2002, the Emerging Issues Task Force of the FASB (the EITF) issued Consensus No. 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred". This consensus requires that certain reimbursable costs incurred and re-billed to customers be included in both revenues and cost of services, rather than "netting" these amounts in revenues. EITF Consensus 01-14 is effective for fiscal years commencing after December 15, 2001. The Company has implemented this Consensus for the year 2002 and appropriately reclassified prior periods. This Consensus did not affect the financial position or net earnings, and is not expected to have a material effect on revenues and cost of services.

     Foreign Currency Translation

     The Company's foreign subsidiary uses local currency as the functional currency. Net assets are translated at year-end rates while revenues and expenses are translated at average exchange rates. Adjustments resulting from these translations are reflected in "Accumulated Other Comprehensive Loss" in shareholders' equity. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

     The number of common shares used to calculate basic and diluted earnings per share was determined as follows:

                                                Year Ended        Year Ended        Year Ended
                                               December 31,        December          December
                                                   2002            31, 2001          31, 2000
                                              ---------------    -------------     -------------


      Basic average shares outstanding            10,585,503       10,519,701        10,499,305

      Dilutive effect of stock options
                                              ---------------    -------------     -------------


      Dilutive shares                             10,585,503       10,519,701        10,499,305
                                              ===============    =============     =============

     Options to purchase 2,474,214 shares of common stock at prices ranging from $3.00 to $15.31 per share were outstanding during the year ended December 31, 2002, but were not included in the computation of diluted EPS because of net loss incurred in 2002.

     Options to purchase 2,415,780 shares of common stock at prices ranging from $3.00 to $15.31 per share were outstanding during the year ended December 31, 2001, but were not included in the computation of diluted EPS because of net loss incurred in 2001.

     Options to purchase 1,367,795 shares of common stock at prices ranging from $3.00 to $20.13 per share were outstanding during the year ended December 31, 2000, but were not included in the computation of diluted EPS because of net loss incurred in 2000.

     Stock-Based Compensation

     The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock Based Compensation (Continued)

     At December 31, 2002, the Company has four stock-based employee compensation plans, which are more fully described in note 10. The Company accounts for the plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                          Year Ended        Year Ended       Year Ended
                                         December 31,      December 31,     December 31,
                                             2002              2001             2000
                                        ----------------  ---------------------------------


     Net loss:
        As reported                        ($24,135,930)     ($18,755,969)    ($21,896,386)
        Pro forma                           (25,665,341)     ($21,768,692)    ($22,600,103)

     Diluted loss per share:
        As reported                              ($2.28)           ($1.78)          ($2.09)
        Pro forma                                ($2.42)           ($2.07)          ($2.15)

     These proforma amounts may not be representative of future disclosures because they do not take into effect proforma compensation expense related to grants before November 1, 1995. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal years 2002, 2001 and 2000, respectively: expected volatility of 49% in 2002 and 70% in 2001 and 2000; risk-free interest rates of 4.06%, 5.91% and 5.91%; and expected lives of 5 years. The weighted-average per share fair value of options granted during fiscal years 2002, 2001 and 2000 was $2.18, $4.66 and $4.22, respectively.

     Advertising Costs

     Advertising costs are expensed as incurred. Total advertising expense was $576,000, $722,000, and $1,871,000 for the years ended December 31, 2002,
     2001 and 2000, respectively.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Use of Estimates and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The Company has risk participation arrangements with respect to workers compensation and health care insurance. The amounts included in the Company's costs related to this risk participation are estimated and can vary based on changes in assumptions, the Company's claims experience or the providers included in the associated insurance programs.

     The Company can be affected by a variety of factors including uncertainty relating to the performance of the U.S. economy, competition, demand for the Company's services, adverse litigation and claims and the hiring, training and retention of key employees.

     Reclassifications

     Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

     New Accounting Standards

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill, thereby eliminating an annual amortization charge of approximately $4.7 million.

     Under the provisions of SFAS No. 142, the Company is required to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on at least an annual basis thereafter. The transitional impairment testing was completed during the second quarter of 2002, and as of January 1, 2002, the transition date, there was no impairment of goodwill.

     For purposes of the annual impairment testing, the Company determined the fair value of its reporting units using and relative market multiples for comparable businesses, as of November 30, 2002. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in an impairment loss of approximately $30 million.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement had the effect of including a loss of $967,000 in Discontinued Operations on the Consolidated Statement of Income and Comprehensive Income for the nine month and three month periods ended September 30, 2002, respectively relating to the sale of a reporting unit. This amount would have been included in income from continuing operations prior to the adoption of SFAS 144.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New Accounting Standards (Continued)

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS 146 are to be applied prospectively after the adoption date, the Company cannot determine the potential effects that the adoption of SFAS 146 will have on its consolidated financial statements.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

2.   DISCONTINUED OPERATIONS

     In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for the year ended December 31, 2002, or $.09 per share and $33,400 ($20,000 net of income tax benefit of $13,400) for the year ended December 31, 2001, or $0.0 per share and income of $86,600 ($52,000 net of income tax of $34,600) for the year ended December 31, 2000, or $0.0 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of operations for each of the three years in the period ended December 31, 2002. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


3.   UNUSUAL ITEMS

     During the years ended December 31, 2002 and 2001 and 2000, the Company recorded the following unusual items:

     In Millions                                 2002          2001         2000
     -----------
                                               ---------     ---------    ---------

          Restructuring charge                                                $1.4
          Other nonrecurring charges                                           2.1
          Litigation charge                        $9.7
                                               ---------     ---------    ---------

                                                   $9.7      $                $3.5
                                               =========     =========    =========

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

     Litigation Charge

     In 1998, two shareholders, who were formerly officers and directors of the Company, filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. The complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the underlying acquisition transaction pursuant to which the plaintiffs became shareholders of the Company. The complaint sought damages of approximately $480,000 on the severance pay claim. The damages alleged on their other claims were unliquidated; claims for punitive damages were also asserted in several counts of the complaint. The most significant compensatory damages claim, under the Registration Rights Agreement, sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales, and the amount for which the plaintiffs sold their shares during that period and thereafter.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


3.   UNUSUAL ITEMS (CONTINUED)

     Litigation Charge (Continued)

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. The claims adjudicated at the trial were: (i) the claims by both plaintiffs concerning the alleged wrongful limiting of the number of shares that plaintiffs could sell during the 12-month period ended March 11, 1999, on which a verdict awarding damages against the Company of $7.6 million was returned; (ii) the claim for the alleged wrongful termination of one of the plaintiffs, which was dismissed by the trial judge; (iii) that same plaintiff's claim of entitlement to severance pay of $230,000 under his employment agreement, which was rejected by the jury in a verdict that the plaintiff will likely seek to set aside; and
     (iv) the claims by both plaintiffs for the alleged wrongful prevention of stock option vestiture, which were rejected by the jury. The Company's motion to strike all claims for punitive damages was granted.

     In connection with this litigation, the Company incurred $9.7 million of litigation charges at December 31, 2002, which includes the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest.

4.   ACQUISITIONS

     During the three year period ended December 31, 2002, the Company acquired 3 businesses in the staffing and consulting services industry. These acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the respective acquisition dates.

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the selling shareholders upon the acquired businesses achieving certain earnings targets over periods ranging from 2-3 years. In general, the contingent consideration amounts fall into two tiers: (a) tier 1 ("Deferred Consideration") - amounts are due, provided that these acquisitions achieve a base level of earnings which has been determined at the time of acquisition, and (b) tier 2 ("Earnouts") - amounts are not fixed and are based on the growth in excess of the base level earnings. As of December 31, 2002, the Company estimates that the sum of the Deferred Consideration and Earnouts to be as follows:

                             Year Ending             Amount
                           ----------------      ----------------
                                2003                $1,900,000
                                                 ================

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and added to intangible assets on the consolidated balance sheet. The Company's acquisition activities are as follows:

                                                   Year Ended        Year Ended        Year Ended
                                                  December 31,      December 31,      December 31,
                                                      2002              2001              2000
                                                 ----------------  ----------------  ---------------


      Number of acquisitions                                                               3

      Consideration paid:
         Cash at closing                                                                $10,375,000
         Deferred consideration payments              $5,529,000       $13,200,000      $13,800,000

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


4.   ACQUISITIONS (CONTINUED)

     The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                   Year Ended        Year Ended        Year Ended
                                                  December 31,      December 31,      December 31,
                                                      2002              2001              2000
                                                 ----------------  ----------------  ---------------


      Revenues                                      $186,651,000      $234,739,000     $305,444,000
      Operating    income   before   goodwill
      impairment and unusual items                    12,066,000        12,318,000       18,554,000
      Impairment of goodwill                         (29,990,000)    (  34,993,000)     (35,335,000)
      Unusual items                                   (9,718,000)                        (3,472,000)
      Net loss                                      ($24,136,000)     ($18,756,000)    ($21,101,000)
      Loss per share, basic and diluted                   ($2.28)           ($1.78)          ($2.09)

5.   PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following:

                                                            December 31,
                                                  ----------------------------------
                                                       2002              2001
                                                  ---------------   ----------------

      Equipment and furniture                         $2,370,922         $3,370,458
      Computer equipment and software                  6,767,050          7,197,481
      Leasehold improvements                             570,372            563,811
                                                  ---------------   ----------------

                                                       9,708,344         11,131,750
      Less: accumulated depreciation and
         amortization                                  3,818,092          4,282,985
                                                  ---------------   ----------------


                                                      $5,890,252         $6,848,765
                                                  ===============   ================

6.   GOODWILL AND OTHER INTANGIBLES

     Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test Goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes Goodwill and indefinite lived intangible assets, thereby eliminating annual amortization of approximately $4.7 million.

     SFAS 142 also requires the Company to perform a transitional goodwill impairment test within six months of adopting the new standard and to test for impairment on at least an annual basis thereafter. The transitional impairment testing was completed during the second quarter of 2002, and as of January 1, 2002, the transition date, there was no impairment of goodwill.

     Annual Impairment Test

     As a result of the softness experienced in the IT sector and the resultant revenue decline, management had been closely monitoring the operating results of its IT branches throughout the year, instituting significant reductions in selling, general and administrative expenses and increasing efforts to revitalize sales levels.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002, 2001and 2000

6.   GOODWILL AND OTHER INTANGIBLES (CONTINUED)

     Annual Impairment Test (Continued)

     However, during the fourth quarter, given the current economic environment and continued reduction of capital spending on technology, management determined that operating performance of certain of its branches indicated that the possibility of impairment of goodwill arising at acquisition might be impaired.

     The Company performed its annual impairment test as of November 30, 2002 in accordance with SFAS No. 142. The Company determined the fair value of its reporting units using relative market multiples for comparable businesses and discounted cash flow models. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill. The analysis revealed that goodwill, amounting to approximately $30.0 million ($24.7 million after taxes) had been impaired and, therefore, would not be recoverable through future profitable operations. The write-off of goodwill included the complete write-off of goodwill associated with four of the Company's reporting units and a partial write-off of goodwill associated with one of the Company's reporting units. There can be no assurance that future goodwill impairment tests will not result in further impairment charges. For the years ended December 31, 2001 and 2000, the Company performed an impairment review in accordance with SFAS No. 121 which resulted in a $35.0 million and $35.3 million charge to expense, respectively.

     The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows (in thousands):

                                                    Information      Professional      Commercial
                                                    Technology       Engineering        Services          Total
                                                   --------------    -------------    -------------    -------------
      Balance as of December 31, 2000                    $78,228           $8,889           $1,397          $88,514

           Goodwill acquired during the year              13,833            1,417                            15,250
           Amortization of goodwill                       (5,587  )          (672  )           (13  )        (6,272  )
           Goodwill impairment losses                    (30,044  )        (4,949  )                        (34,993  )
                                                   --------------    -------------    -------------    -------------


      Balance as of December 31, 2001                     56,430            4,685            1,384           62,499

           Goodwill acquired during the year               2,686            2,843                             5,529
           Goodwill impairment losses                    (29,990  )                                         (29,990  )
           Goodwill written off related to
             sale of business unit                                                          (1,384  )        (1,384  )
                                                   --------------    -------------    -------------    -------------


      Balance as of December 31, 2002                    $29,126           $7,528     $                     $36,654
                                                   ==============    =============    =============    =============


     The following table reflects the components of intangible assets, excluding Goodwill (in thousands):

                                                December 31, 2002                   December 31, 2001
                                         --------------------------------    ---------------------------------

                                            Gross         Accumulated           Gross          Accumulated
                                           Carrying                            Carrying
                                            Amount        Amortization          Amount         Amortization
         Amortized intangible assets
           Non-compete agreement             $311              $211              $311               $190
                                             ====              ====              ====               ====

     Estimated amortization expense on intangible assets for each of the next five years is approximately $21,000.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002, 2001and 2000


6.   GOODWILL AND OTHER INTANGIBLES (CONTINUED)

     Reported net loss, exclusive of goodwill amortization that is related to goodwill that is no longer amortized, would have been (in thousands):

                                                                Year Ended December 31,
                                                    ------------------------------------------------

                                                        2002              2001             2000
                                                    --------------     ------------    -------------

       Reported net loss                                 ($24,136  )      ($18,756  )      ($21,896  )
       Add back:  goodwill amortization,
          net of tax                                                         5,385            4,390
                                                    --------------     ------------    -------------


       Adjusted net loss                                 ($24,136  )      ($13,371  )      ($17,506  )
                                                    ==============     ============    =============

       Basic earnings per common share:
             Reported net loss                             ($2.28  )        ($1.78  )        ($2.09  )
             Goodwill amortization                                             .51              .42
                                                    --------------     ------------    -------------

             Adjusted net loss                             ($2.28  )        ($1.27  )        ($1.67  )
                                                    ==============     ============    =============


       Diluted earnings per common share:
             Reported net loss                             ($2.28  )        ($1.78  )        ($2.09  )
             Goodwill amortization                                             .51              .42
                                                    --------------     ------------    -------------

             Adjusted net loss                             ($2.28  )        ($1.27  )        ($1.67  )
                                                    ==============     ============    =============

7.   ACCOUNTS PAYABLE

     Accounts payable and accrued expenses consist of the following at December 31, 2002 and 2001.

                                                         2002              2001
                                                    ---------------    --------------


       Accounts payable - trade                         $5,056,539        $5,338,633
       Due to sellers                                    1,072,190         2,715,243
       Reserve for litigation                            8,600,000           600,000
                                                    ---------------    --------------


       Total                                           $14,728,729        $8,653,876
                                                    ===============    ==============

8.   NOTE PAYABLE

     The Company and its subsidiaries entered into an amended and restated loan agreement on May 31, 2002 with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $40.0 million Revolving Credit Facility (the "Revolving Credit Facility") (See
     Note 9) and a $7.5 million Term Loan Facility (the "Term Loan Facility"). The $7.5 million outstanding balance under the Term Loan Facility was repaid on July 2, 2002, thereby canceling the Term Loan Facility. Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002, 2001and 2000


8.   NOTE PAYABLE (CONTINUED)

     The Revolving Credit Facility expires in August 2004. The weighted average interest rates under the Revolving Credit Facility and Term Loan Facility for the year ended December 31, 2002 and 2001 were 4.06% and 6.49%, respectively. The amounts outstanding under the Revolving Credit Facility at December 31, 2002 and 2001 were $7.4 million and $31.5 million, respectively.

9.   NOTE PAYABLE - SUBSEQUENT EVENT

     The Company and its subsidiaries entered into an amended and restated loan agreement on February 26, 2003 with Citizens Bank (Note 8) which reduced the Revolving Credit Facility to $25.0 million.

10.  SHAREHOLDERS' EQUITY

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                        December 31,
                                                ------------------------------
                                                    2002            2001
                                                -------------   --------------

      Exercise of options outstanding              2,474,214        2,415,780
      Future grants of options                       713,031          799,665
                                                -------------   --------------

      Total                                        3,187,245        3,215,445
                                                =============   ==============

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provides for the issuance of up to 100,000 shares of common stock to officers, directors and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of December 31, 2002, 382,920 options were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provides for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through July 19, 2002. Options are granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted terminate when an optionee ceases to be a Director of the Company. At December 31, 2002, 30,000 options are available for future grants, and 80,000 options were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At December 31, 2002, 53,447 options are available for future grants, and 1,141,378 options were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


10.   SHAREHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans (Continued)

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At December 31, 2002, 629,584 options are available for future grants, and 869,916 options were outstanding.

     Transactions related to all stock options are as follows:

                                  Year         Weighted-          Year         Weighted-          Year         Weighted-
                                 Ended          Average          Ended          Average          Ended          Average
                              December 31,      Exercise      December 31,     Exercise       December 31,      Exercise
                                  2002           Price            2001           Price            2000           Price
                             ---------------  -------------  ---------------  ------------   ---------------  -------------

Outstanding options               2,415,780          $7.53
  At beginning of year                                            2,039,539         $8.85         1,359,170         $10.23
Granted                             325,500           4.57          593,999          3.08           791,974           7.03
Forfeited                          (266,161 )         6.82         (217,758 )        7.59          (108,179 )        12.54
Exercised                              (905 )         3.06                                           (3,426 )        12.54
                             ---------------                 ---------------                 ---------------

Outstanding options               2,474,214          $7.15
  At end of year                                                  2,415,780         $7.53         2,039,539          $8.85
                             ===============                 ===============                 ===============


Exercisable options
  At end of year                  1,663,715                       1,580,565                       1,367,795
                             ===============                 ===============                 ===============

Option grant price                    $3.00
  per share                                                           $3.00                           $3.00
                                  to $15.31                       to $15.31                       to $20.13

     The following table summarizes information about stock options outstanding at December 31, 2002:

     --------------- -----------------------------------------------------------------------------------
                                                             Weighted-Average
        Range of                    Number of                Remaining                 Weighted-Average
        Exercise                    Outstanding              Contractual Life          Exercise Price
         Prices                     Options
     --------------- --------------------------------------------------------- -------------------------

       $ 3.00 - $ 4.40               691,716                 8.4 years                   $ 3.30
       $ 4.70 - $ 7.05               443,200                 8.3 years                   $ 4.78
       $ 7.13 - $10.63               839,540                 4.3 years                   $ 8.34
       $11.25 - $15.31               499,758                 6.3 years                   $12.84


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


10.   SHAREHOLDERS' EQUITY (CONTINUED)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the year ended December 31, 2002, there were 53,410 shares issued under the Purchase Plan for net proceeds of $190,555. As of December 31, 2002, 374,480 shares were available for issuance under the Purchase Plan.

11.  RETIREMENT PLANS

     Profit Sharing Plan

     The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees. The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company may, at the discretion of the Board of Directors, make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for years ended December 31, 2002, 2001 and 2000 were $0, $457,000 and $694,000, respectively.

     Nonqualified Defined Compensation Plan

     The Company implemented with shareholder approval a nonqualified deferred compensation plan, effective January 1, 2001 for officers and certain other management employees. The plan allows for compensation deferrals for its participants and a discretionary company contribution, subject to approval of the Board of Directors. As of December 31, 2002, the fair value of the assets held in trust under the deferred compensation plan was $393,000.

12.  COMMITMENTS

     Termination Benefits Agreement

     The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein) the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; the exercise price of the options to purchase 500,000 shares granted to Mr. Kopyt under the 1996 Executive Stock Plan will be reduced to 50% of the average market price of the Common Stock for the 60 days prior to the date of termination if the resulting exercise price is less than the original exercise price of $7.125 per share; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 31, 2002, Mr. Kopyt would have been entitled to cash payments of approximately $3.2 million (representing salary and excise tax payments).

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


12.  COMMITMENTS (CONTINUED)

     Severance Agreement

     On June 10, 2002, the Company entered into a Severance Agreement (the "Severance Agreement") with its Chief Executive Officer, Leon Kopyt. The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than for Cause, as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 31, 2002, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $1.4 million, inclusive of employee benefits.

     Operating Leases

     The Company leases office facilities and various equipment under noncancellable leases expiring at various dates through June 2012. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with noncancellable terms in excess of one year, exclusive of escalation, are as follows:

                             Year ending December 31,              Amount
                             -----------------------------    -----------------

                                    2003                            $2,094,000
                                    2004                             1,791,000
                                    2005                             1,118,000
                                    2006                             1,078,000
                                    2007                             1,028,000
                                    Thereafter                       3,636,000
                                                              -----------------

                                    Total                          $10,745,000
                                                              =================

     Rent expense for the years ended December 31, 2002, 2001 and 2000 was $3,245,000, $2,633,000 and $3,175,000, respectively.

     The Company subleases space at various office locations under non-cancellable lease agreements. During fiscal 2002 revenues of approximately $105,000 were recognized under these leasing arrangements.

13.  RELATED PARTY TRANSACTIONS

     A director of the Company is a shareholder in a law firm that rendered various legal services to the Company. Fees paid to the law firm have not been significant.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

14.  INCOME TAXES
     The components of income tax expense (credit) are as follows:

                                                Year Ended        Year Ended        Year Ended
                                               December 31,      December 31,      December 31,
                                                   2002              2001              2000
                                             ----------------- -----------------  ----------------
     Current
       Federal                                                      ($1,913,315)      ($2,180,666)
       State and local                                                  323,650          (325,393)
       Foreign                                      $ 974,073         2,187,502           334,666
                                             ----------------- -----------------  ----------------


                                                      974,073           597,837        (2,171,393)
                                             ----------------- -----------------  ----------------
     Deferred
        Federal                                    (6,246,119)       (6,456,915)       (1,297,000)
        State and local                                                (362,380)         (152,518)
        Foreign
                                             ----------------- -----------------  ----------------


                                                   (6,246,119)       (6,819,295)       (1,449,518)
                                             ----------------- -----------------  ----------------


     Total                                        ($5,272,046)      ($6,221,458)      ($3,620,911)
                                             ================= =================  ================

     The income tax provisions reconciled to the tax computed at the statutory
     Federal rate was:
                                                  2002                2001             2000
                                             ----------------   ----------------- ---------------

      Tax at statutory rate (credit)                (34.0)%         (34.0)%           (34.0)%
      State income taxes, net of Federal
        income tax benefit                                           (1.7)
      Foreign income tax effect                       3.3             8.7               1.9
      Non-deductible unusual charges                 15.7             4.0              20.3
      Other, net                                     (2.9)           (1.9)             (2.4)
                                             ----------------   ----------------- ---------------

      Total income tax expense                     (17.9)%          (24.9)%           (14.2)%
                                             ================   ================= ===============

     At December 31, 2002 and 2001, deferred tax assets and liabilities consists of the following:
      Deferred tax assets:                         2002               2001
                                              ----------------  -----------------

      Net operating loss carryforward              $3,019,712         $8,268,813
      Allowance for doubtful accounts                 691,600            695,000
      Reserves and accruals                           195,153
      Litigation reserve                            3,400,000
                                              ----------------  -----------------

                                                    7,306,465          8,963,813
      Deferred tax liability:
      Goodwill                                       (368,746)
                                              ----------------  -----------------

                                                    6,937,719          8,963,813
      Less:  valuation allowance                     (691,600)          (695,000)

                                              ----------------  -----------------
                                                   $6,246,119         $8,268,813
                                              ================  =================

     At December 31, 2002, the Company had a net operating loss carryforward ("NOL") for U.S. Federal Income Tax purposes of approximately $7.5 million. The Company can utilize the NOL to offset future U.S. consolidated federal taxable income. The NOL, if unused, would expire in the year 2022.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


14.  INCOME TAXES (CONTINUED)

     At December 31, 2001, the Company had recorded, based on the law at that time, a deferred tax asset of $8,268,813 (current - $5,600,000; long-term - $2,668,813), representing the tax effect of net operating loss carry forwards. As a result of 2002 tax law changes increasing the loss carryback period from 3 to 5 years, all deferred tax assets recorded at December 31, 2001 were realized in the second quarter of 2002.


15.  INTEREST EXPENSE, NET OF INTEREST INCOME

     Interest expense, net of interest income consisted of the following:

                                              Year Ended December 31,
                                              -----------------------

                                      2002             2001               2000
                                ----------------- ---------------- -------------------
      Interest expense                 ($770,404)     ($2,586,473)        ($3,992,911)
      Interest income                    598,504          297,377             315,334
                                ----------------- ---------------- -------------------
                                       ($171,900)     ($2,289,096)        ($3,677,577)
                                ================= ================ ===================

16.  SEGMENT INFORMATION

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

                                   Information      Professional       Commercial
   Fiscal 2002                     Technology       Engineering        Services        Corporate         Total
                                 ---------------- ----------------- --------------- ---------------- ---------------


   Revenue                              $111,270           $55,979         $19,402                         $186,651

   Operating expenses (1)                103,190            51,275          18,841                          173,306
                                 ---------------- ----------------- --------------- ---------------- ---------------


   EBITDA (1) (2)                          8,080             4,704             561                           13,345

   Unusual charges                        29,990                                              9,718          39,708

   Depreciation                              793               393              72                            1,258

   Amortization                               17                 4                                               21
                                 ---------------- ----------------- --------------- ---------------- ---------------
                                                                                            ($9,718)
   Operating (loss) income (1)(3)       ($22,720)           $4,307            $489                         ($27,642)

                                 ================ ================= =============== ================ ===============


   Total assets                          $46,375           $19,929          $4,913          $18,760         $89,977

   Capital expenditures                     $101              $162                             $364            $627

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

16.  SEGMENT INFORMATION  (CONTINUED)

                                   Information      Professional       Commercial
   Fiscal 2001                     Technology       Engineering        Services        Corporate         Total
                                 ---------------- ----------------- --------------- ---------------- ---------------


   Revenue                              $165,568           $47,119         $22,052                         $234,739

   Operating expenses (1)                151,955            41,648          21,401                          215,004
                                 ---------------- ----------------- --------------- ---------------- ---------------


   EBITDA (1) (2)                         13,613             5,471             651                           19,735

   Unusual charges                        30,044             4,949                                           34,993

   Depreciation                              794               276              55                            1,125

   Amortization                            5,587               672              34                            6,293
                                 ---------------- ----------------- --------------- ---------------- ---------------

   Operating (loss) income(1) (3)       ($22,812)            ($426)           $562                         ($22,676)

                                 ================ ================= =============== ================ ===============


   Total assets                          $85,306           $15,999          $5,489          $24,362        $131,156

   Capital expenditures                     $426              $173                           $1,201          $1,800

                                   Information      Professional       Commercial
   Fiscal 2000                     Technology       Engineering        Services        Corporate         Total
                                 ---------------- ----------------- --------------- ---------------- ---------------


   Revenue                              $236,737           $43,595         $25,112                         $305,444

   Operating expenses (1)                216,606            41,161          24,126                          281,893
                                 ---------------- ----------------- --------------- ---------------- ---------------


   EBITDA (1) (2)                         20,131             2,434             986                           23,551

   Unusual charges                        36,913             1,894                                           38,807

   Depreciation                              848               277              27                            1,152

   Amortization                            4,821               630              43                            5,494
                                 ---------------- ----------------- --------------- ---------------- ---------------


   Operating (loss) income (1)(3)     ($  22,451)        ($    367)           $916                       ($  21,902)

                                 ================ ================= =============== ================ ===============


   Total assets                         $131,414           $17,591          $6,433          $18,831        $174,269

   Capital expenditures                     $827              $205             $56             $633          $1,721

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

     (3) The operating results of a reporting unit sold in August 2002, are excluded from operating income of the Commercial Services Business Segment for all periods presented.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


16.  SEGMENT INFORMATION  (CONTINUED)

     The following reconciles consolidated operating loss to the Company's pretax loss (in thousands):

                                                               Year Ended   December 31,
                                                               ----------   ------------

                                                       2002             2001             2000
                                                  ---------------- ---------------- ----------------


     Consolidated operating loss                         ($27,642)        ($22,676)        ($21,902)
     Interest expense, net of interest income                (155)          (2,268)          (3,702)
                                                  ---------------- ---------------------------------
     Consolidated pretax loss from  continuing           ($27,797)        ($24,944)        ($25,604)
       operations
                                                  ================ ================ ================

     The Company derives a substantial majority of its revenue from companies headquartered in the United States. In calendar year 2000 and 2001, no single customer exceeded 6% of the Company's revenue. In calendar year 2002, two customers accounted for 12.2% and 6.6%, respectively, of the Company's revenues. Revenues from Canadian operations for the years ended December 31, 2002, 2001 and 2002 were $27.8 million, $24.2 million and $22.7 million, respectively.

17.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year Ended December 31, 2002

                                                                                                       Diluted
                                                             Gross                 Net            Net Income (Loss)
                                       Sales                 Profit           Income (Loss)         Per Share (a)
                                 -------------------    -----------------   -------------------  --------------------
      1st Quarter                       $47,774,202          $12,461,021            $2,144,587              $.20
      2nd Quarter                        47,305,894           11,738,910             2,113,487               .20
      3rd Quarter                        46,227,581           11,866,082               966,274               .09
      4th Quarter                        45,342,939           10,598,848           (29,360,278 )           (2.77)
                                 -------------------    -----------------   -------------------  --------------------


      Total                            $186,650,616          $46,664,861          ($24,135,930 )          ($2.28)
                                 ===================    =================   ===================  ====================

     Year Ended December 31, 2001

                                                                                                       Diluted
                                                             Gross                 Net            Net Income (Loss)
                                       Sales                 Profit           Income (Loss)         Per Share (a)
                                 -------------------    -----------------   -------------------  --------------------
      1st Quarter                       $67,227,333          $17,992,539            $1,150,944                $.11
      2nd Quarter                        61,169,114           16,403,508             1,352,116                 .13
      3rd Quarter                        55,702,416           14,615,257               758,796                 .07
      4th Quarter                        50,640,203           13,564,436           (22,017,825 )             (2.09)
                                 -------------------    -----------------   -------------------  --------------------


      Total                            $234,739,066          $62,575,740          ($18,755,969 )            ($1.78)
                                 ===================    =================   ===================  ====================

     (a) Each quarterly amount is based on separate calculations of weighted average shares outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002, 2001and 2000


18.  CONTINGENCIES

     The Company is a party to two lawsuits and three claims from various persons from whom the Company acquired stock or assets in five separate acquisitions that occurred in the years 1998 through 2000. The lawsuits and claims are not related to one another. The lawsuits and claims arise from allegations of wrongful termination and/or failure of the Company to pay deferred consideration under the relevant acquisition agreements. The range of possible loss for the aforementioned lawsuits and claims, when considered collectively, is from $-0- to approximately $7.6 million. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuits and claims that should serve to defeat or diminish the Company's potential liability. However, if material adverse determinations on either the lawsuits or claims were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company.

     In addition, in 1998, two shareholders, who were formerly officers and directors of the Company, filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. The complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the underlying acquisition transaction pursuant to which the plaintiffs became shareholders of the Company. The complaint sought damages of approximately $480,000 on the severance pay claim.. The damages alleged on their other claims were unliquidated; claims for punitive damages were also asserted in several counts of the complaint. The most significant compensatory damages claim, under the Registration Rights Agreement, sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales, and the amount for which the plaintiffs sold their shares during that period and thereafter.

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. The claims adjudicated at the trial were: (i) the claims by both plaintiffs concerning the alleged wrongful limiting of the number of shares that plaintiffs could sell during the 12-month period ended March 11, 1999, on which a verdict awarding damages against the Company of $7.6 million was returned; (ii) the claim for the alleged wrongful termination of one of the plaintiffs, which was dismissed by the trial judge; (iii) that same plaintiff's claim of entitlement to severance pay of $230,000 under his employment agreement, which was rejected by the jury in a verdict that the plaintiff will likely seek to set aside; and
     (iv) the claims by both plaintiffs for the alleged wrongful prevention of stock option vestiture, which were rejected by the jury. The Company's motion to strike all claims for punitive damages was granted. Management believes, based upon the advice of counsel, that there is a substantial likelihood that the jury's verdict on damages will either be vacated entirely or reduced significantly by the court on post-trial motions, which the Court will likely rule upon in March, 2003. The Company further intends to appeal any judgment that eventually may be entered in favor of the plaintiffs.

     As a result of the verdict, the Company accrued $8.6 million at December 31, 2002, which includes a $1.0 million estimate for attorney fees and pre-judgment interest.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
RCM Technologies, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity, comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets, on January 1, 2002.

     We have also audited Schedules I and II of RCM Technologies, Inc. and Subsidiaries as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
February 11, 2003, except for Note 9
  as to which the date is February 26, 2003

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                           December 31, 2002 and 2001


                                     ASSETS

                                                                           2002                2001
                                                                      ---------------     ----------------


Current assets
    Prepaid expenses and other assets                                      $   6,509            $   2,970
                                                                      ---------------     ----------------



Other assets
    Long-term receivables from affiliates                                 59,519,789           83,337,402
                                                                      ---------------     ----------------


 Total assets                                                            $59,526,298          $83,340,372
                                                                      ===============     ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                           2002                2001
                                                                      ---------------     ----------------


Current liabilities
    Accounts payable and accrued expenses                                  $ 280,144            $  50,572
                                                                      ---------------     ----------------



Shareholders' equity
    Common stock                                                             531,304              528,588
    Foreign currency translation adjustment                                 (584,084)            (484,283)
    Additional paid in capital                                            93,935,938           93,746,569
    Accumulated deficit                                                  (34,637,004)         (10,501,074)
                                                                      ---------------     ----------------


    Total shareholders' equity                                            59,246,154           83,289,800
                                                                      ---------------     ----------------


    Total liabilities and shareholders' equity                           $59,526,298          $83,340,372
                                                                      ===============     ================









     The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
                  Years Ended December 31, 2002, 2001 and 2000




                                                      2002             2001              2000
                                                 ---------------  ----------------  ---------------


 Operating expenses
    Administrative                                   $1,753,587         $ 807,699       $  534,662
                                                 ---------------  ----------------  ---------------


 Operating loss                                      (1,753,587)         (807,699)        (534,662)

 Management fee income                                1,753,587           807,699          534,662
                                                 ---------------  ----------------  ---------------


 Income before income in subsidiaries

 Shares in loss in subsidiaries                     (24,135,930)      (18,755,969)     (21,896,386)
                                                 ---------------  ----------------  ---------------


 Net loss                                          ($24,135,930)     ($18,755,969)    ($21,896,386)
                                                 ===============  ================  ===============
























     The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                   SCHEDULE I
                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                  Years Ended December 31, 2002, 2001 and 2000




                                                        2002                  2001                  2000
                                                  -----------------      ----------------      ----------------

Cash flows from operating activities:

Net loss                                              ($24,135,930)         ($18,755,969)         ($21,896,386)
                                                  -----------------      ----------------      ----------------


Adjustments to reconcile net loss to net cash provided by operating activities:

Share in deficiency in assets
 of subsidiaries                                        24,135,930            18,755,969            21,896,386

   Changes in operating assets and liabilities:
      Prepaid expenses and other assets                     (3,539)               59,470               (56,971)
      Accounts payable and accrued expenses                229,572                (1,828)              (61,568)
                                                  -----------------      ----------------      ----------------


                                                        24,361,963            18,813,611            21,777,847
                                                  -----------------      ----------------      ----------------


   Net cash provided by (used in)
      operating activities                                 226,033                57,642              (118,539)
                                                  -----------------      ----------------      ----------------


Cash flows from investing activities:

   Decrease in deposits                                                            5,695
   Decrease (increase) in long-term
      receivables from subsidiaries                       (318,317)              (46,780)              247,605
                                                  -----------------      ----------------      ----------------


   Net cash provided by (used in) investing
     activities                                           (318,317)              (41,085)              247,605
                                                  -----------------      ----------------      ----------------


Cash flows from financing activities:

   Employee stock purchase plan                            190,556               234,095
   Exercise of stock options                                 1,529                                      42,951
                                                  -----------------      ----------------      ----------------


   Net cash provided by financing activities               192,085               234,095                42,951
                                                  -----------------      ----------------      ----------------


Effect of exchange rate changes on cash and
   cash equivalents                                        (99,801)             (250,652)             (180,867)
                                                  -----------------      ----------------      ----------------


Net increase (decrease) in cash and equivalents                                                         (8,850)

Cash and equivalents at beginning of year                                                                8,850
                                                  -----------------      ----------------      ----------------


Cash and equivalents at end of year               $                      $                     $
                                                  =================      ================      ================

     The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                   SCHEDULE II

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years Ended December 31, 2002, 2001 and 2000



Column A                                          Column B                 Column C                  Column D         Column E
--------------------------------------------    -------------    ------------------------------    -------------    -------------

                                                                           Additions
                                                                 ------------------------------

                                                 Balance at       Charged to       Charged to                        Balance at
                                                 Beginning        Costs and          Other                             End of
Description                                      of Period         Expenses         Accounts        Deduction          Period
--------------------------------------------    -------------    -------------    -------------    -------------    -------------


Year Ended December 31, 2002

Allowance for doubtful
 accounts on trade
 receivables                                      $1,795,000       $1,941,000                        $2,187,000       $1,549,000


Year Ended December 31, 2001

Allowance for doubtful
 accounts on trade
 receivables                                      $1,875,000         $989,000                        $1,069,000       $1,795,000


Year Ended December 31, 2000

Allowance for doubtful
 accounts on trade
 receivables                                      $1,014,000       $1,101,000                          $240,000       $1,875,000




                                  EXHIBIT INDEX


(10)(k) Amendment And Modification to Amended And Restated Loan and Security Agreement dated December 30, 2002, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania , as Administrative Agent and Arranger.


(10)(l) Second Amendment And Modification to Amended And Restated Loan and Security Agreement dated February 26, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania , as Administrative Agent and Arranger.


(11)     Computation of Loss Per Share.

(21)     Subsidiaries.

(23)     Consent of Grant Thornton LLP.

     99.1   Certification Pursuant To 18 U.S.C. Section 1350,
            As Adopted Pursuant To Section 906 Of TheSarbanes-Oxley Act Of 2002.

     99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

                                   EXHIBIT 11

                      COMPUTATION OF LOSS PER COMMON SHARE
                  Years Ended December 31, 2002, 2001 and 2000



                                                         2002                 2001                 2000
                                                    ---------------       --------------       --------------
Diluted earnings
   Net loss applicable to common
      stock                                           ($24,135,930 )       ($18,755,969 )       ($21,896,386 )
                                                    ===============       ==============       ==============



Shares
   Weighted average number of common
     shares outstanding                                 10,585,503           10,519,701           10,499,305
   Common stock equivalents
                                                    ---------------       --------------       --------------


   Total                                                10,585,503           10,519,701           10,499,305
                                                    ===============       ==============       ==============



Diluted loss per common share                               ($2.28 )             ($1.78 )             ($2.09 )
                                                    ===============       ==============       ==============



Basic
   Net loss applicable to common
      stock                                           ($24,135,930 )       ($18,755,969 )       ($21,896,386 )
                                                    ===============       ==============       ==============



Shares
   Weighted average number of common
     shares outstanding                                 10,585,503           10,519,701           10,499,305
                                                    ===============       ==============       ==============



Basic loss per common share                                 ($2.28 )             ($1.78 )             ($2.09 )
                                                    ===============       ==============       ==============

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

                                   EXHIBIT 23



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
RCM Technologies, Inc.


     We have issued our report dated February 11, 2003 accompanying the consolidated financial statements and schedules included in the Annual Report of RCM Technologes, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 2002. We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8, (File No. 33-61306, effective April 21, 1993, File No. 33-80590, effective June 22, 1994,
File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000.)







/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
February 26, 2003

     Exhibit 99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



              In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
              section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

              (1) The Report fully complies with the requirements of Section
                  13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
                  section 78m(a)); and
              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Leon Kopyt
       ----------------------
     Leon Kopyt
     Chief Executive Officer
     February 26, 2003

     Exhibit 99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



              In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanton Remer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

              (1) The Report fully complies with the requirements of Section
                  13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
                  section 78m(a)); and
              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Stanton Remer
       ----------------------
     Stanton Remer
     Chief Financial Officer
       February 26, 2003