Form 10-K/A
period 2002-12-31
RCM TECHNOLOGIES INC
filed 2003-03-03
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                (Amendment No. 1)

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

Explanatory Note

     This Amendment No. 1 is filed solely to amend Exhibit (10) (l) Second Amendment and Modification to Amended and Restated Loan and Security Agreement dated February 26, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania, as Administrative Agent and Arranger.

                                   SIGNATURE


Pursuant to the requiremetns of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                RCM Technologies, Inc.




Date:  March 3, 2003            By:/S/ Stanton Remer
                                --------------------
                                Stanton Remer
                                Chief Financial Office, Treasurer and Secretary