Form 10-Q
period 2003-03-31
RCM TECHNOLOGIES INC
filed 2003-05-01
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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
YES   X           NO
    -----               ----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) YES     NO X
                                              ---    ---

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 10,626,076 shares outstanding as of May 1, 2003



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION

                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
                 and December 31, 2002 (Audited)                                                      3

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Three-Month Periods Ended March 31, 2003 and 2002                            5

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Three-Month Period Ended March 31, 2003                               7

               Unaudited Consolidated Statements of Cash Flows for the Three-
                 Month Periods Ended March 31, 2003 and 2002                                          8

               Notes to Unaudited Consolidated Financial Statements                                  10

          Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  18

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        27

          Item 4 - Controls and Procedures                                                           27

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                 28

          Item 6 - Exhibits and Reports on Form 8-K                                                  29

          Certification                                                                              30

          Signatures                                                                                 32


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002


                                     ASSETS


                                                                              March 31,           December 31,
                                                                                 2003                 2002
                                                                            ---------------      ---------------

                                                                                Unaudited
                                                                            ---------------      ---------------
Current assets
   Cash and cash equivalents                                                    $3,126,815           $2,845,154
   Accounts receivable, net of allowance for doubtful accounts of  $1,565,000 (March 31, 2003) and $1,549,000
      (December 31, 2002), respectively                                         38,412,874           31,753,934
   Income tax refund receivable                                                  1,808,134            3,766,585
   Prepaid expenses and other current assets                                     1,592,709            2,635,304
   Deferred tax assets                                                           4,100,662            6,246,119
                                                                            ---------------      ---------------


      Total current assets                                                      49,041,194           47,247,096
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                          9,661,320            9,708,344
   Less: accumulated depreciation and amortization                               3,991,200            3,818,092
                                                                            ---------------      ---------------


                                                                                 5,670,120            5,890,252
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                         81,142               86,590
   Goodwill                                                                     38,007,233           36,653,595
   Intangible assets, net of accumulated amortization
      of  $216,000 (March 31, 2003) and $211,000
      (December 31, 2002), respectively                                             94,471               99,655
   Deferred tax assets                                                           1,366,887
                                                                            ---------------      ---------------

                                                                                39,549,733           36,839,840
                                                                            ---------------      ---------------





      Total assets                                                             $94,261,047          $89,977,188
                                                                            ===============      ===============



                                       3
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                      March 31, 2003 and December 31, 2002


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             March 31,            December 31,
                                                                                2003                  2002
                                                                           ---------------       ---------------

                                                                             Unaudited
                                                                           ---------------       ---------------
Current liabilities
    Note payable                                                               $4,300,000            $7,420,000
    Accounts payable and accrued expenses                                      18,453,815            14,728,729
    Accrued payroll                                                             6,386,275             4,363,024
    Payroll and withheld taxes                                                    399,067               193,850
    Income taxes payable                                                        3,774,975             4,025,431
                                                                           ---------------       ---------------

      Total current liabilities                                                33,314,132            30,731,034
                                                                           ---------------       ---------------



Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized;
      10,626,076 shares issued and outstanding                                    531,304               531,304
    Accumulated other comprehensive loss                                  (       237,271)      (       584,084)
    Additional paid-in capital                                                 93,935,938            93,935,938
    Accumulated deficit                                                   (    33,283,056)      (    34,637,004)
                                                                           ---------------       ---------------

                                                                               60,946,915            59,246,154
                                                                           ---------------       ---------------






      Total liabilities and shareholders' equity                              $94,261,047           $89,977,188
                                                                           ===============       ===============


                                       4
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                 2003                  2002
                                                                             --------------        --------------


Revenues                                                                       $50,650,469           $47,774,202

Cost of services                                                                39,845,409            35,313,181
                                                                             --------------        --------------


Gross profit                                                                    10,805,060            12,461,021
                                                                             --------------        --------------


Operating costs and expenses
   Selling, general and administrative                                           8,199,767             8,431,715
   Depreciation                                                                    291,028               302,315
   Amortization                                                                      5,184                 5,181
                                                                             --------------        --------------

                                                                                 8,495,979             8,739,211
                                                                             --------------        --------------

Operating income                                                                 2,309,081             3,721,810
                                                                             --------------        --------------


Other (expenses) income
   Interest expense, net of interest income                               (         51,267  )   (        267,953  )
   Gain on foreign currency transactions                                            32,623                 2,940
                                                                             --------------        --------------

                                                                          (         18,644  )   (        265,013  )
                                                                             --------------        --------------


Income from continuing operations before income taxes                            2,290,437             3,456,797

Income taxes                                                                       936,489             1,302,690
                                                                             --------------        --------------


Income from continuing operations                                                1,353,948             2,154,107

Loss from discontinued operations
  net of tax benefit of $6,300                                                                  (          9,520  )
                                                                             --------------        --------------


Net income                                                                       1,353,948             2,144,587

Other Comprehensive income (loss)
   Foreign currency translation adjustment                                         346,813      (         35,991  )
                                                                             --------------        --------------


Comprehensive income                                                            $1,700,761            $2,108,596
                                                                             ==============        ==============

                                       5
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED)
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                   2003               2002
                                                                              ---------------     --------------


Basic earnings per share
    Income from continuing operations                                                   $.13               $.20
    Loss from discontinued operations
    Basic earnings per share                                                            $.13               $.20
                                                                                        ====               ====

Weighted average number of common shares outstanding                              10,626,076         10,571,761
                                                                                  ==========         ==========

Diluted earnings per share
    Income from continuing operations                                                   $.13               $.20
    Loss from discontinued operations
    Diluted earnings per share                                                          $.13               $.20
                                                                                        ====               ====

Weighted average number of common
    and common equivalent shares outstanding                                      10,663,662         10,813,265
                                                                                  ==========         ==========
    (includes dilutive securities relating to options
    of 37,586 and 241,504 in 2003 and 2002, respectively)


                                       6
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three Months Ended March 31, 2003
                                   (Unaudited)










                                                                Accumulated
                                                                   Other         Additional
                                        Common Stock           Comprehensive       Paid-in        Retained
                                        ------------
                                                                   Loss           Capital         Earnings            Total
                                     Shares       Amount

Balance, January 1, 2003            10,626,076     $531,304        ($584,084)    $93,935,938    ($34,637,004)      $59,246,154

Translation adjustment                                               346,813                                           346,813

Net income                                                                                         1,353,948         1,353,948
                                  ----------       --------         --------     -----------       ---------         ---------

Balance, March 31, 2003             10,626,076     $531,304        ($237,271)    $93,935,938    ($33,283,056)      $60,946,915
                                    ==========     ========        ==========    ===========     ============      ===========


                                       7

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                                   2003               2002
                                                                              ---------------     --------------
Cash flows from operating activities:

    Income from continuing operations                                             $1,353,948         $2,154,107
                                                                              ---------------     --------------




    Adjustments to reconcile net income to net cash provided by operating activities:
         Loss on discontinued operations                                                         (        9,520)
         Depreciation and amortization                                               296,212            307,496
         Provision for losses on accounts receivable                                  16,000     (      117,000)
         Changes in assets and liabilities:
             Accounts receivable                                             (     6,674,940)         4,905,121
             Income tax refund receivable                                          2,256,670          2,953,342
             Deferred tax asset                                                      480,352          1,115,902
             Prepaid expenses and other current assets                             1,042,592            847,989
             Accounts payable and accrued expenses                                 3,725,084     (    2,367,473)
             Accrued payroll                                                       2,023,253          1,333,682
             Payroll and withheld taxes                                              205,219     (       42,590)
             Income taxes payable                                            (       250,457)    (    2,199,149)
                                                                              ---------------     --------------


    Total adjustments                                                              3,119,985          6,727,800
                                                                              ---------------     --------------



Net cash provided by operating activities                                          4,473,933          8,881,907
                                                                              ---------------     --------------




                                       8
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 2003 and 2002 - (Continued)
                                   (Unaudited)


                                                                                   2003               2002
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                          (        70,895)    (      131,512)
    Decrease (increase)  in deposits                                                   5,448     (        4,326)
    Purchase of acquired companies including
      contingent consideration, net of cash acquired                         (     1,353,638)    (      534,012)
                                                                              ---------------     --------------


    Net cash used in investing activities                                    (     1,419,085)    (      669,850)
                                                                              ---------------     --------------


Cash flows from financing activities:
    Repayments of note payable                                               (     3,120,000)    (    6,600,000)
                                                                              ---------------     --------------

    Net cash used in financing activities                                    (     3,120,000)    (    6,600,000)
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                         346,813     (       35,993)
                                                                              ---------------     --------------


Increase in cash and cash equivalents                                                281,661          1,576,064

Cash and cash equivalents at beginning of period                                   2,845,154          2,289,743
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $3,126,815         $3,865,807
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                               $53,485           $258,667
      Income taxes refund                                                    (    $1,468,990)    (   $1,681,660)



                                       9
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.   Discontinued Operations

     In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for the year ended December 31, 2002, or $.09 per share and $15,800 ($9,500 net of income tax benefit of $6,300) for the three months ended March 31, 2002, or $0.0 per share. In accordance with Statement of Financial Accounting Standards
     (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of operations for the three months ended March 31, 2002. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes.

3.   New Accounting Standards

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement had the effect of including a loss of $9,520 in Discontinued Operations on the Consolidated Statement of Income and Comprehensive Income for the three month period ended March 31, 2002, relating to the sale of a reporting unit.

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

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.   New Accounting Standards - (Continued)

     In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 will have a material effect on its 2003 consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have material effect on the Company's consolidated financial position, results of operations, or cash flows.

4.   Note Payable

     The Company and its subsidiaries entered into an amended and restated loan agreement on May 31, 2002, further amended on February 26, 2003, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2004. The weighted average interest rates under the Revolving Credit Facility for the three months ended March 31, 2003 and 2002 were 3.07% and 3.72%, respectively. The amounts outstanding under the Revolving Credit Facility at March 31, 2003 and December 31, 2002 were $4.7 million and $7.4 million, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                              Three Months Ended
                                                  March 31,
                                         -----------------------------

                                            2003             2002
                                         ------------    -------------

    Interest expense                       ($62,066)       ($288,344)
    Interest income                          10,799           20,391
                                         ------------    -------------

                                           ($51,267)       ($267,953)
                                         ============    =============

6.   Goodwill and Other Intangibles

     Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test Goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes Goodwill and indefinite lived intangible assets.

     SFAS 142 also requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2002 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2002. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in an impairment loss of approximately $30 million as of December 31, 2002. Future changes in the industry could impact the market multiples of comparable businesses, and consequently could impact the results of future annual impairment tests.

     The changes in the carrying amount of goodwill for the periods ended March 31, 2003 and 2002 are as follows (in thousands):

                                                     Information       Professional     Commercial
                                                      Technology       Engineering       Services         Total
                                                     -------------     -------------    ------------     --------
      Balance as of December 31, 2002                     $29,126            $7,528                      $36,654

           Goodwill   acquired  during  the  period
           Contingent consideration earnouts                1,353                                          1,353
           Goodwill impairment losses
                                                     -------------     -------------    ------------     --------

      Balance as of March 31, 2003                        $30,479            $7,528                      $38,007
                                                     =============     =============    ============     ========

7.   Accounts Payable

     Accounts payable and accrued expenses consist of the following at March 31, 2003 and December 31, 2002:

                                                      March 31,         December 31,
                                                         2003               2002
                                                    ---------------    ----------------
       Accounts payable and other accrued
         expenses                                       $8,374,534          $5,056,539
       Due to sellers                                    1,000,000           1,072,190
       Reserve for litigation                            9,079,281           8,600,000
                                                    ---------------    ----------------


       Total                                           $18,453,815         $14,728,729
                                                    ===============    ================

                                       12

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


8.   Shareholders' Equity

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                 March 31,       December 31,
                                                -------------   ---------------
                                                    2003             2002
                                                -------------   ---------------

      Exercise of options outstanding              2,466,314         2,474,214
      Future grants of options                       650,931           713,031
                                                -------------   ---------------

      Total                                        3,117,245         3,187,245
                                                =============   ===============

9.   Stock -Based Compensation

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

     At March 31, 2003, the Company has four stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                   Three Months Ended March 31,
                                                 ---------------------------------
                                                      2003              2002
                                                 ---------------    --------------
      Net income, as reported                        $1,353,948        $2,144,587

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards                           466,371           382,353

      Net income, pro forma                             887,577         1,762,234

      Earnings per share of common stock-basic:
         As reported                                        .13               .20
         Pro forma                                          .08               .17

      Earnings per share of common stock-diluted:
         As reported                                        .13               .20
         Pro forma                                         $.08              $.16



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


9.    Stock -Based Compensation (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002: expected volatility of 49%; risk-free interest rate of 4.06%; and expected lives of 5 years. There have been no grants in 2003.

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provides for the issuance of up to 100,000 shares of common stock per individual to officers, directors and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of March 31, 2003 options to purchase 381,070 shares stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provides for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through July 19, 2002. Options are granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted terminate when an optionee ceases to be a Director of the Company. At March 31, 2003, options to purchase 30,000 shares of common stock are available for future grants, and options to purchase 80,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At March 31, 2003, options to purchase 56,497 shares of common stock are available for future grants, and options to purchase 1,138,328 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At March 31, 2003, options to purchase 632,584 shares of common stock are available for future grants, and options to purchase 866,916 shares of common stock were outstanding.

10.  Segment Information

     The Company has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for companies to report information about operating segments, geographic areas and major customers. The adoption of SFAS 131 has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Segment Information (Continued)

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


    Three Months Ended                 Information       Professional     Commercial        Corporate        Total
    March 31, 2003                      Technology       Engineering       Services
                                       -------------     -------------    ------------     ------------    ----------


    Revenue                                 $26,249           $19,994          $4,407                        $50,650

    Operating expenses                       24,534            19,236           4,275                         48,045
                                       -------------     -------------    ------------     ------------    ----------


    EBITDA (1)                                1,715               758             132                          2,605

    Depreciation                                146               130              15                            291

    Amortization of intangibles                   2                 3                                              5
                                       -------------     -------------    ------------     ------------    ----------


    Operating income                         $1,567              $625            $117                         $2,309
                                       =============     =============    ============     ============    ==========


    Total assets                            $51,947           $21,435          $5,833          $15,046       $94,261

    Capital expenditures                                                                           $71           $71


    Three Months Ended                  Information     Professional       Commercial
    March 31, 2002                      Technology       Engineering        Services        Corporate        Total
                                       --------------   --------------    -------------    ------------    ----------


    Revenue                                  $30,809          $11,884           $5,081                       $47,774

    Operating expenses                        27,677           11,073            4,995                        43,745
                                       --------------   --------------    -------------    ------------    ----------


    EBITDA (1)                                 3,132              811               86                         4,029

    Depreciation                                 195               90               17                           302

    Amortization of intangibles                    4                1                                              5
                                       --------------   --------------    -------------    ------------    ----------


    Operating income                          $2,933            $ 720             $ 69                       $ 3,722
                                       ==============   ==============    =============    ============    ==========


    Total assets                             $85,494          $11,214           $5,427         $21,254      $123,389

    Capital expenditures                                                                          $132          $132






                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Segment Information (Continued)

(1) As used in this report, EBITDA means earnings before interest, income taxes, depreciation, amortization, extraordinary charges, non-recurring charges and other non-cash items. EBITDA, as presented, represents a useful measure of assessing the performance of operating activities, as it reflects earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by creditors in assessing debt covenant compliance. Although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, as an alternative to net income as an indicator of operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

11.  Contingencies

     The Company is a party to two lawsuits and two claims from various persons from whom the Company acquired stock or assets in four separate acquisitions that occurred in the years 1998 through 2000. The lawsuits and claims are not related to one another. The lawsuits and claims arise from allegations of wrongful termination and/or failure of the Company to pay deferred consideration under the relevant acquisition agreements. The range of possible loss for the aforementioned lawsuits and claims, when considered collectively, is from $-0- to approximately $7.0 million. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuits and claims that should serve to defeat or diminish the Company's potential liability. However, if material adverse determinations on either the lawsuits or claims were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company.

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

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. The claims adjudicated at the trial were: (i) the claims by both plaintiffs concerning the alleged wrongful limiting of the number of shares that plaintiffs could sell during the 12-month period ended March 11, 1999, on which a verdict awarding damages against the Company of $7.6 million was returned; (ii) the claim for the alleged wrongful termination of one of the plaintiffs, which was dismissed by the trial judge; (iii) that same plaintiff's claim of entitlement to severance pay of $230,000 under his employment agreement, which was rejected by the jury in a verdict that the plaintiff will likely seek to set aside; and
     (iv) the claims by both plaintiffs for the alleged wrongful prevention of stock option vestiture, which were rejected by the jury. The Company's motion to strike all claims for punitive damages was granted. Management believes, based upon the advice of counsel, that there is a substantial likelihood that the jury's verdict on damages will either be vacated entirely or reduced significantly by the court on post-trial motions, which the Court heard in March 2003 and will likely rule upon in May 2003. The Company further intends to appeal any inappropriate or excess judgment that eventually may be entered in favor of the plaintiffs.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.  Contingencies (Continued)

     As a result of the verdict, the Company accrued a reserve of $8.6 million as of December 31, 2002, which includes a $1.0 million estimate for attorneys' fees and pre-judgment interest.

12.  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include the Company's litigation accrual and the Company's estimates of reserves such as the allowance for doubtful accounts receivable.

13.  Reclassifications

     Certain reclassifications have been made to the 2002 interim financial statements to conform to the 2003 interim presentation.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions, the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption and the outcome of litigation involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions and placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients;
(iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview

     RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM is an innovative leader in the design, development and delivery of these services to variety of industries. RCM's offices are located throughout North America, including major metropolitan centers. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management, Enterprise Application Integration and Supply Chain . RCM's portfolio of Engineering services focuses on Engineering Design, Technical Support and Project Management and Implementation. The Company's Commercial Services business unit provides Healthcare contract professionals as well as Clerical and Light Industrial temporary personnel. The Company provides its services to clients in banking and finance, healthcare, insurance, aerospace, pharmaceutical, telecommunications, utility, technology, manufacturing, distribution and government sectors. The Company believes that the breadth of services it offers fosters long-term client relationships affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

     RCM sells and delivers its services through a network of branch offices located in selected regions throughout North America. The Company has executed a regional strategy to better leverage its consulting services offering. The Company centrally manages its Solutions practices to maximize the potential for sales and marketing of those services. Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered a competitive imperative. Many clients have laid off portions of their own permanent staff and greatly reduced the demand for consulting services in attempts to maintain profitability. This has had a direct adverse impact on RCM's revenues.

     The Company's management believes that most companies have recognized the importance of the Internet and information management technologies to compete in today's business climate. However, the uncertain economic environment has curtailed many companies' motivation for rapid adoption of many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. Management believes that many companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has had the effect of delaying or totally negating spending on many emerging new solutions, which management formerly anticipated.

     Nonetheless, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement packaged software applications to support existing business objectives. Companies also need to continually keep pace with new developments, which often render existing equipment and internal skills obsolete. Consequently, business drivers cause IT managers to support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints. This has given rise to a demand for outsourcing. The Company believes that its clients, as well as entities that may be potential clients, are continuing to evaluate the potential for outsourcing business critical applications and entire business functions.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview - (Continued)

     The Company presently realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed. The Company also provides project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions work are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solution and project management services. During the three months ended March 31, 2003, the Company was a general contractor on a major project and in connection with this project, the Company subcontracted certain tasks outside of the Company's core competencies as agreed upon with the customer.

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

     Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and reporting responsibilities and acquisition program. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates to a covenant not to compete resulting from one of the Company's acquisitions. These acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill. See Footnote 4 to financial statements.

     Revenue Recognition

     The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Professional Engineering Services and Information Technology Services segments also perform project services. The Information Technology Services segment also derives revenue from permanent placement fees.

     Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases the Company receives an administrative fee for arranging for, billing for and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, the Company's reported revenues are net of associated costs (effectively the administrative fee).

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


     Revenue Recognition (Continued)

     Project Services - Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for performance of the function or project. The Company recognizes revenues and associated costs on a gross basis as services are performed and costs are incurred using its employees. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Expenses related to contracts that extend beyond a 12-month period are charged to Cost of Services as incurred.

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

     SFAS 142 also requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2002 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2002. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in an impairment loss of approximately $30 million as of December 31, 2002. Future changes in the industry could impact the market multiples of comparable businesses, and consequently could impact the results of future annual impairment tests.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

A summary of operating results for the Three Months ended March 31, 2003 and 2002 is as follows (in thousands, except for earnings per share data):

                                                                2003                           2002
                                                       -----------------------        ------------------------

                                                                    % of                           % of
                                                        Amount       Revenue           Amount       Revenue
                                                       ----------   ----------        ----------   -----------

 Revenues                                                $50,650       100.0%           $47,774       100.0%
 Cost of services                                         39,845        78.7             35,313        73.9
                                                       ----------   ----------        ----------   -----------

 Gross profit                                             10,805        21.3             12,461        26.1
                                                       ----------   ----------        ----------   -----------


 Selling, general and administrative                       8,200        16.2              8,432        17.6
 Depreciation and amortization                               296          .6                307          .6
                                                       ----------   ----------        ----------   -----------

                                                           8,496        16.8              8,739        18.2
                                                       ----------   ----------        ----------   -----------

 Operating income                                          2,309         4.6              3,722         7.8
 Other expense                                                19          .1                265          .5
                                                       ----------   ----------        ----------   -----------

 Income from continuing operations before
   income taxes                                            2,290         4.5              3,457         7.3
 Income taxes                                                936         1.8              1,302         2.7
                                                       ----------   ----------        ----------   -----------

 Income from continuing operations                         1,354         2.7              2,155         4.6

 Loss from discontinued operations,
   Net of taxes                                                                              10          .1
                                                       ----------   ----------        ----------   -----------

 Net income                                               $1,354         2.7%            $2,145         4.5%
                                                       ==========   ==========        ==========   ===========

 Earnings per share
 Basic and Diluted:
   Income from continuing operations                        $.13                           $.20
   Loss from discontinued operations
                                                       ----------                     ----------
   Net income                                               $.13                           $.20
                                                       ==========                     ==========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

Revenues. Revenues increased 6.0%, or $2.9 million, for the three months ended March 31, 2003 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increase was primarily attributable to increased revenues in the Professional Engineering Segment. Management attributes this increase primarily to an increase in subcontracted revenues on a major project with respect to which RCM is the general contractor. Subcontracted revenues recognized by RCM for the three months ended March 31, 2003 were approximately $5.6 million as compared to $430,000 for the comparable prior year period. RCM, as general contractor on this major project, subcontracts certain tasks outside of RCM's core competencies as agreed upon with RCM's customer.

Cost of Services. Cost of services increased 12.8%, or $4.5 million, for the three months ended March 31, 2003 as compared to the comparable prior year period. This increase was primarily due to an increase in subcontractor costs associated with increased revenues experienced during the three months ended March 31, 2003. Cost of services as a percentage of revenues increased to 78.7% for the three months ended March 31, 2003 from 73.9% for the comparable prior year period. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services, which have historically had lower gross profit margins.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended March 31, 2003 Compared to Three Months
 Ended March 31, 2002 - (Continued)

Selling, General and Administrative. Selling, general and administrative expenses decreased 2.8%, or $232,000, for the three months ended March 31, 2003 as compared to the comparable prior year period. This decrease was primarily attributable to ongoing cost cutting initiatives. SGA expenses as a percentage of revenues were 16.2% for the three months ended March 31, 2003 as compared to 17.6% for the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization decreased 3.6%, or $11,000, for the three months ended March 31, 2003 as compared to the comparable prior year period. This decrease was primarily due to write down of impaired assets in periods since March 31, 2002.

Other Expense. Other expense consists principally of interest expense, net of interest income. For the three months ended March 31, 2003, actual interest expense of $62,000 was offset by $11,000 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, decreased $216,700 for the three months ended March 31, 2003 as compared to the comparable prior year period. This decrease was primarily due to the cash derived from operating activities, which was used to reduce interest-bearing debt as well as a reduction in interest rates on borrowed funds..

Income Tax. Income tax expense decreased 28.1%, or $367,000, for the three months ended March 31, 2003 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the three months ended March 31, 2003 compared to the comparable prior year period. The effective tax rate was 40.9%, for the three months ended March 31, 2003 as compared to 37.7% for the comparable prior year period. The increase was attributable to a higher portion of foreign taxable income, which has higher income tax rates than rates in United States in 2003 as compared to 2002.

Loss from Discontinued Operations. In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for the year ended December 31, 2002, or $0.09 per share and $15,800 ($9,500 net of income tax benefit of $6,300) for the three months ended March 31, 2002, or $0.0 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of operations for each of the three months in the period ended March 31, 2002. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes.

Liquidity and Capital Resources

Operating activities provided $4.5 million of cash for the three months ended March 31, 2003 as compared to operating activities providing $8.9 million of cash for the comparable 2002 period. The decrease in cash provided by operating activities was primarily attributable to an increase in accounts receivable which was partially offset by an increase in accounts payable. Accounts receivable increased approximately $6.7 million since December 31, 2002 of which $3.8 million increase was from one customer and from whom approximately $4.2 million was received subsequent to March 31, 2003.

Investing activities used $1.4 million for the three months ended March 31, 2003 as compared to $670,000 for the comparable 2002 period. The increase in the use of cash for investing activities for the fiscal 2002 as compared to the comparable period was primarily attributable to an increase in deferred consideration payments.

Financing activities, which consisted of debt reduction, used $3.1 million in 2003 as compared to financing activities using $6.6 million for the comparable 2002 period.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources (Continued)

The Company and its subsidiaries entered into an amended and restated loan agreement on May 31, 2002, further amended on February 26, 2003, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are:
LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate. As cash flow permits and depending on interest rate movements, the Company may, from time to time and subject to a nominal prepayment fee, apply available cash flows to reduce the Revolving Credit Facility.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2004. The weighted average interest rates for the three months ended March 31, 2003 and 2002 were 3.07% and 3.72%, respectively. The amounts outstanding under the Revolving Credit Facility at March 31, 2003 and December 31, 2002 were $4.3 million and $7.4 million, respectively. At March 31, 2003, the Company had availability (including amounts outstanding) under the Revolving Credit Facility of $20.6 million.

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions. The Company is involved in litigation as described in Footnote 11 (Contingencies) to the financial statements. If material adverse determinations on either the lawsuits or claims were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company.

The Company anticipates that if it is unsuccessful in having damages vacated or reduced significantly, related to the $7.6 million verdict returned in January 2003, it would need to borrow funds under its Revolving Credit Facility in order to satisfy payment of the damages. The Company believes that its borrowing base is currently sufficient to allow this additional borrowing.

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

At March 31, 2003, the Company has a deferred tax asset totaling $5.5 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the current portion of the deferred tax asset during the year ended December 31, 2003.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity And Capital Resources (Continued)

The Company's contractual obligations as of March 31, 2003 are as follows (In Thousands):

                                                            Payments Due by Period
                                            --------------------------------------------------------

                                             Less Than                                  More Than
                                 Total        1 Year        1-3 Years     3-5 Years      5 Years
                               -----------  ------------   ------------  ------------  -------------


    Note Payable (1)               $4,300                       $4,300
    Operating Leases                9,993        $1,762          2,909        $1,860         $3,462
                               -----------  ------------   ------------  ------------  -------------


    Total Obligations             $14,293        $1,762         $7,209        $1,860         $3,462
                               ===========  ============   ============  ============  =============



     (1) The Revolving Credit Facility agreement expires in August 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2003, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 40 basis points) increase in interest rates on its variable debt (using average debt balances during the three months ended March 31, 2003 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


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

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company is a party to two lawsuits and two claims from various persons from whom the Company acquired stock or assets in four separate acquisitions that occurred in the years 1998 through 2000. The lawsuits and claims are not related to one another. The lawsuits and claims arise from allegations of wrongful termination and/or failure of the Company to pay deferred consideration under the relevant acquisition agreements. The range of possible loss for the aforementioned lawsuits and claims, when considered collectively, is from $-0- to approximately $7.0 million. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuits and claims that should serve to defeat or diminish the Company's potential liability. However, if material adverse determinations on either the lawsuits or claims were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company.

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

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. The claims adjudicated at the trial were: (i) the claims by both plaintiffs concerning the alleged wrongful limiting of the number of shares that plaintiffs could sell during the 12-month period ended March 11, 1999, on which a verdict awarding damages against the Company of $7.6 million was returned; (ii) the claim for the alleged wrongful termination of one of the plaintiffs, which was dismissed by the trial judge; (iii) that same plaintiff's claim of entitlement to severance pay of $230,000 under his employment agreement, which was rejected by the jury in a verdict that the plaintiff will likely seek to set aside; and
     (iv) the claims by both plaintiffs for the alleged wrongful prevention of stock option vestiture, which were rejected by the jury. The Company's motion to strike all claims for punitive damages was granted. Management believes, based upon the advice of counsel, that there is a substantial likelihood that the jury's verdict on damages will either be vacated entirely or reduced significantly by the court on post-trial motions, which the Court heard in March 2003 and will likely rule upon in May 2003. The Company further intends to appeal any inappropriate or excess judgment that eventually may be entered in favor of the plaintiffs.

     As a result of the verdict, the Company accrued a reserve of $8.6 million as of December 31, 2002, which includes a $1.0 million estimate for attorneys' fees and pre-judgment interest.

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

Date:  May 1, 2003
                                                     /s/ Leon Kopyt
                                                     --------------------------
                                                     Leon Kopyt
                                                     Chief Executive Officer

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

Date:  May 1, 2003
                                                     /s/ Stanton Remer
                                                     -------------------------
                                                     Stanton Remer
                                                     Chief Financial Officer

                             RCM TECHNOLOGIES, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              RCM Technologies, Inc.





Date: May 1, 2003              By:/s/ Stanton Remer
                               --- ------- -----
                               Stanton Remer
                               Chief Financial Officer,
                               Treasurer, Secretary and Director
                               (Principal Financial Officer and
                               Duly Authorized Officer of the Registrant)