Form 10-Q
period 2003-06-30
RCM TECHNOLOGIES INC
filed 2003-08-07
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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
YES   X           NO
    -----            -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
YES          NO     X
    --            ---

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 10,647,247 sharesoutstanding as of August 6,2003.




                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
                 and December 31, 2002                                                                3

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Six-Month Periods Ended June 30, 2003 and 2002                               5

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Three-Month Periods Ended June 30, 2003 and 2002                             7

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Six-Month Period Ended June 30, 2003                                  9

               Unaudited Consolidated Statements of Cash Flows for the Six-
                 Month Periods Ended June 30, 2003 and 2002                                          10

               Notes to Unaudited Consolidated Financial Statements                                  12

          Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  24

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        35

          Item 4 - Controls and Procedures                                                           35

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                 36

          Item 6 - Exhibits and Reports on Form 8-K                                                  37

          Signatures                                                                                 38




ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002



                                     ASSETS

                                                                               June 30,           December 31,
                                                                                 2003                 2002
                                                                            ---------------      ---------------

                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                     $ 478,722           $2,845,154
   Accounts receivable, net of allowance for doubtful accounts of $1,770,000 (June 30, 2003) and $1,549,000
      (December 31, 2002), respectively                                         42,498,966           31,753,934
   Income tax refund receivable                                                  2,791,674            3,766,585
   Prepaid expenses and other current assets                                     1,996,249            2,635,304
   Deferred tax assets                                                           2,293,144            6,246,119
                                                                            ---------------      ---------------

      Total current assets                                                      50,058,755           47,247,096
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                          9,753,371            9,708,344
   Less: accumulated depreciation and amortization                               4,277,361            3,818,092
                                                                            ---------------      ---------------


                                                                                 5,476,010            5,890,252
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                         83,505               86,590
   Goodwill                                                                     38,007,233           36,653,595
   Intangible assets, net of accumulated amortization
      of  $221,400 (June 30, 2003) and $211,000
      (December 31, 2002) respectively                                              89,287               99,655
   Deferred tax assets                                                           1,194,680
                                                                            ---------------      ---------------

                                                                                39,374,705           36,839,840
                                                                            ---------------      ---------------





      Total assets                                                             $94,909,470          $89,977,188
                                                                            ===============      ===============

                                       3
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       June 30, 2003 and December 31, 2002


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              June 30,            December 31,
                                                                                2003                  2002
                                                                           ---------------       ---------------
                                                                            (Unaudited)
Current liabilities
   Note payable                                                                $3,300,000            $7,420,000
   Accounts payable and accrued expenses                                       18,249,932            14,728,729
   Accrued payroll                                                              5,578,859             4,363,024
   Payroll and withheld taxes                                                     499,825               193,850
   Income taxes payable                                                         3,736,371             4,025,431
                                                                           ---------------       ---------------

       Total current liabilities                                               31,364,987            30,731,034
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 10,647,247 and
       10,626,076 shares issued and outstanding
       at  (June 30, 2003) and (December 31, 2002), respectively                  532,362               531,304
    Accumulated other comprehensive income (loss)                                 353,722       (       584,084)
    Additional paid-in capital                                                 94,005,997            93,935,938
    Accumulated deficit                                                   (    31,347,598)      (    34,637,004)
                                                                           ---------------       ---------------

                                                                               63,544,483            59,246,154
                                                                           ---------------       ---------------






       Total liabilities and shareholders' equity                             $94,909,470           $89,977,188
                                                                           ===============       ===============

                                       4
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                 2003                  2002
                                                                             --------------        --------------


Revenues                                                                      $105,869,383           $89,272,100

Cost of services                                                                83,670,507            65,072,170
                                                                             --------------        --------------


Gross profit                                                                    22,198,876            24,199,930
                                                                             --------------        --------------


Operating costs and expenses
   Selling, general and administrative                                          16,474,010            16,767,606
   Depreciation                                                                    593,648               609,515
   Amortization                                                                     10,368                10,362
                                                                             --------------        --------------

                                                                                17,078,026            17,387,483
                                                                             --------------        --------------

Operating income                                                                 5,120,850             6,812,447
                                                                             --------------        --------------


Other (expenses) income
   Interest expense, net of interest income                               (         76,752  )             31,096
   Gain on foreign currency transactions                                           134,965                 5,107
                                                                             --------------        --------------

                                                                                    58,213                36,203
                                                                             --------------        --------------


Income from continuing operations before income taxes                            5,179,063             6,848,650

Income taxes                                                                     1,889,657             2,574,243
                                                                             --------------        --------------


Income from continuing operations                                                3,289,406             4,274,407

Loss from discontinued operations
  net of tax benefit of $10,888                                                                           16,333
                                                                             --------------        --------------


Net income                                                                       3,289,406             4,258,074

Other comprehensive income (loss)
   Foreign currency translation adjustment                                         937,806      (         37,531  )
                                                                             --------------        --------------


Comprehensive income                                                           $ 4,227,212            $4,220,543
                                                                             ==============        ==============

                                       5
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED)
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                   2003               2002
                                                                              ---------------     --------------


Basic earnings per share
    Income from continuing operations                                                   $.31               $.40
    Loss from discontinued operations
    Basic earnings per share                                                            $.31               $.40
                                                                                        ====               ====

Weighted average number of common shares outstanding                              10,626,076         10,572,146
                                                                                  ==========         ==========

Diluted earnings per share
    Income from continuing operations                                                   $.31               $.40
    Loss from discontinued operations
    Diluted earnings per share                                                          $.31               $.40
                                                                                        ====               ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 20,177 and 202,966 in 2003 and 2002, respectively)                         10,646,253         10,775,112
                                                                                  ==========         ==========

                                       6
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                 2003                  2002
                                                                             --------------        --------------


Revenues                                                                       $55,218,914           $44,378,181

Cost of services                                                                43,825,098            32,639,272
                                                                             --------------        --------------


Gross profit                                                                    11,393,816            11,738,909
                                                                             --------------        --------------


Operating costs and expenses
   Selling, general and administrative                                           8,274,243             8,335,891
   Depreciation                                                                    302,620               307,200
   Amortization                                                                      5,184                 5,181
                                                                             --------------        --------------

                                                                                 8,582,047             8,648,272
                                                                             --------------        --------------

Operating income                                                                 2,811,769             3,090,637
                                                                             --------------        --------------


Other (expenses) income
   Interest expense, net of interest income                               (         25,485  )            299,049
   Gain on foreign currency transactions                                           102,342                 2,167
                                                                             --------------        --------------

                                                                                    76,857               301,216
                                                                             --------------        --------------


Income from continuing operations before income taxes                            2,888,626             3,391,853

Income taxes                                                                       953,168             1,271,553
                                                                             --------------        --------------


Income from continuing operations                                                1,935,458             2,120,300

Loss from discontinued operations
  net of tax benefit of $4,540                                                                             6,813
                                                                             --------------        --------------


Net income                                                                       1,935,458             2,113,487

Other comprehensive income (loss)
   Foreign currency translation adjustment                                         590,993      (          1,540  )
                                                                             --------------        --------------


Comprehensive income                                                            $2,526,451            $2,111,947
                                                                             ==============        ==============

                                       7
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED)
                   Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                   2003               2002
                                                                              ---------------     --------------


Basic earnings per share
    Income from continuing operations                                                   $.18               $.20
    Loss from discontinued operations
    Basic earnings per share                                                            $.18               $.20
                                                                                        ====               ====

Weighted average number of common shares outstanding                              10,626,076         10,572,527
                                                                                  ==========         ==========

Diluted earnings per share
    Income from continuing operations                                                   $.18               $.20
    Loss from discontinued operations
    Diluted earnings per share                                                          $.18               $.20
                                                                                        ====               ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 6,832 and 242,252 in 2003 and 2002, respectively)                          10,632,908         10,814,779
                                                                                  ==========         ==========

                                       8
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 2003
                                   (Unaudited)










                                                               Accumulated
                                                                 Other           Additional
                                      Common Stock            Comprehensive      Paid-in       Retained
                                      ------------               Loss            Capital       Earnings           Total
                                   Shares       Amount

Balance, January 1, 2003          10,626,076     $531,304        ($584,084)    $93,935,938    ($34,637,004)     $59,246,154

Issuance of stock under
 stock purchase plan                  21,171        1,058                           70,059                           71,117

Translation adjustment                                              937,806                                         937,806

Net income                                                                                       3,289,406        3,289,406
                                ----------       --------        ----------    -----------   -------------      -----------


Balance, June 30, 2003            10,647,247     $532,362          $353,722    $94,005,997    ($31,347,598)     $63,544,483
                                  ==========     ========          ========    ===========     ============     ===========

                                       9
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                   2003               2002
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                    $3,289,406         $4,258,074
                                                                              ---------------     --------------




    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               604,017            619,877
         Provision for losses on accounts receivable                                 221,000     (      327,000)
         Changes in assets and liabilities:
             Accounts receivable                                             (    10,966,033)         5,199,108
             Income tax refund receivable                                          1,273,129     (    8,031,043)
             Deferred tax asset                                                    2,460,077          7,687,553
             Prepaid expenses and other current assets                               639,054     (      823,401)
             Accounts payable and accrued expenses                                 3,521,202     (    2,241,976)
             Accrued payroll                                                       1,215,838     (      165,065)
             Payroll and withheld taxes                                              305,978            238,010
             Income taxes payable                                            (       289,062)         3,364,481
                                                                              ---------------     --------------


    Total adjustments                                                        (     1,014,800)         5,520,544
                                                                              ---------------     --------------



Net cash provided by operating activities                                         $2,274,606         $9,778,618
                                                                              ---------------     --------------

                                       10

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six Months Ended June 30, 2003 and 2002 - (Continued)
                                   (Unaudited)


                                                                                   2003               2002
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                          (      $179,408)    (    $ 338,346)
    Decrease in deposits                                                               3,085             39,960
    Contingent consideration                                                 (     1,353,638)    (    3,314,791)
                                                                              ---------------     --------------


    Net cash used in investing activities                                    (     1,529,961)    (    3,613,177)
                                                                              ---------------     --------------


Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                    71,117             99,381
    Repayments of note payable                                               (     4,120,000)    (    6,600,000)
    Exercise of stock options                                                                               765
                                                                              ---------------     --------------

    Net cash used in financing activities                                    (     4,048,883)    (    6,499,854)
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                         937,806     (       37,531)
                                                                              ---------------     --------------


Decrease in cash and cash equivalents                                        (     2,366,432)    (      371,944)

Cash and cash equivalents at beginning of period                                   2,845,154          2,289,743
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                          $478,722         $1,917,799
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                               $92,475           $501,796
      Income taxes (refund)                                                  (    $1,554,488)          $650,269


                                       11
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.   Discontinued Operations

     In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for the year ended December 31, 2002, or $.09 per share, and $27,200 ($16,300 net of income tax benefit of $10,900) for the six months ended June 30, 2002, or $0.0 per share. In accordance with Statement of Financial Accounting Standards
     (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of operations for the six months and three months ended June 30, 2002. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes.

3.   New Accounting Standards

     In January 2002, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2002, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2002. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.


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


     On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments:
     o mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

     o instruments that do or
       may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

     o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

     SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.   Note Payable

     On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was on May 31, 2002, further amended on February 26, 2003, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2004. The weighted average interest rates under the Revolving Credit Facility for the six months ended June 30, 2003 and 2002 were 3.1% and 3.89%, respectively. The amounts outstanding under the Revolving Credit Facility at June 30, 2003 and December 31, 2002 were $3.3 million and $7.4 million, respectively. At June 30, 2003, the Company had availability (including amounts outstanding) under the Revolving Credit Facility of $21.6 million.

     The Company anticipates that it will need to borrow approximately $7.6 million under its Revolving Credit Facility in order to post a collateral bond related to the $7.6 million verdict returned in January 2003 (see note
     11).

5.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:


                                              Six Months Ended                 Three Months Ended
                                                  June 30,                          June 30,
                                        ------------------------------    ------------------------------

                                            2003             2002             2003             2002
                                        -------------    -------------    -------------    -------------

    Interest expense                      ($104,851)       ($538,082)        ($42,785)       ($249,738)
    Interest income                          28,099          569,178           17,300          548,787
                                        -------------    -------------    -------------    -------------

                                         ($  76,752)      ($  31,096)        ($25,485)        $299,049
                                        =============    =============    =============    =============


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

     The changes in the carrying amount of goodwill for the period ended June
      30, 2003 are as follows (in thousands):

                                                      Information      Professional
                                                      Technology       Engineering       Total
                                                     -------------     -------------    ---------
      Balance as of December 31, 2002                     $29,126            $7,528      $36,654

           Contingent consideration earnouts                1,353                          1,353
                                                     -------------     -------------    ---------

      Balance as of June 30, 2003                         $30,479            $7,528      $38,007
                                                     =============     =============    =========

7.   Accounts Payable

     Accounts payable and accrued expenses consist of the following at June 30, 2003 and December 31, 2002:

                                                       June 30,         December 31,
                                                         2003               2002
                                                    ---------------    ----------------

       Accounts payable and other accrued expenses      $9,446,554          $5,056,539
       Due to sellers                                                        1,072,190
       Reserve for litigation                            8,803,378           8,600,000
                                                    ---------------    ----------------


       Total                                           $18,249,932         $14,728,729
                                                    ===============    ================


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.   Shareholders' Equity

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                  June 30,       December 31,
                                                -------------   ---------------
                                                    2003             2002
                                                -------------   ---------------

      Exercise of options outstanding              2,367,214         2,474,214
      Future grants of options                       807,081           713,031
                                                -------------   ---------------

      Total                                        3,174,295         3,187,245
                                                =============   ===============

9.   Stock Based Compensation

     The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     At June 30, 2003, the Company has four stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                       Six Months              Three Months
                                                     Ended June 30,           Ended June 30,
                                                  ----------------------   ----------------------
                                                                           ----------------------
                                                    2003         2002        2003         2002
                                                  ----------   ---------   ----------   ---------

      Net income, as reported                        $3,289      $4,258       $1,935      $2,113

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards                           622         765          156         382

      Net income, pro forma                           2,667       3,493        1,779       1,731

      Earnings per share of common stock-basic:
         As reported                                   $.31        $.40         $.18        $.20
         Pro forma                                     $.25        $.33         $.17        $.16

      Earnings per share of common stock-diluted:
         As reported                                   $.31        $.40         $.18        $.20
         Pro forma                                     $.25        $.32         $.17        $.16

                                       16

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


9.    Stock -Based Compensation (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003: expected volatility of 45%; risk-free interest rate of 2.11%; and expected lives of 5 years. There were 10,000 stock options granted during the three months ended June 30, 2003.

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provides for the issuance of up to 100,000 shares of common stock per individual to officers, directors and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant for each of these options. As of June 30, 2003, options to purchase 369,970 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994 and amended in April 1998, provides for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004. Options are granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted terminate when an optionee ceases to be a Director of the Company. At June 30, 2003, options to purchase 30,000 shares of common stock are available for future grants, and options to purchase 80,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At June 30, 2003, options to purchase 56,997 shares of common stock are available for future grants, and options to purchase 1,137,828 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At June 30, 2003, options to purchase 720,084 shares of common stock are available for future grants, and options to purchase 779,416 shares of common stock were outstanding.

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


  Six Months Ended                  Information       Professional      Commercial
  June 30, 2003                      Technology       Engineering        Services        Corporate         Total
                                   ---------------    ------------     --------------   -------------   -------------


  Revenue                                 $52,066         $44,568             $9,235                        $105,869

  Operating expenses                       48,108          43,107              8,929                         100,144
                                   ---------------    ------------     --------------   -------------   -------------


  EBITDA  (1)                               3,958           1,461                306                           5,725

  Depreciation                                286             278                 30                             594

  Amortization of intangibles                   4               5                  1                              10
                                   ---------------    ------------     --------------   -------------   -------------


  Operating income                          3,668           1,178                275                           5,121

  Interest (expense), net of
  interest income                              38              32                  7                              77

  (Gain) on foreign currency
  transactions                                 (2  )         (133  )                                           (135)

  Income taxes                              1,325             466                 99                           1,890
                                   ---------------    ------------     --------------                   -------------


  Net income                               $2,307            $813               $169                          $3,289
                                   ===============    ============     ==============                   =============

  Total assets                            $52,339         $25,107             $5,849         $11,614         $94,909

  Capital expenditures                                                                          $179            $179

                                       18

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



10.  Segment Information  (Continued)


  Six Months Ended                  Information       Professional      Commercial
  June 30, 2002                      Technology       Engineering        Services        Corporate         Total
                                   ---------------    ------------     --------------   -------------   -------------


  Revenue                                 $55,467         $23,497            $10,308                         $89,272

  Operating expenses                       50,357          21,464             10,019                          81,840
                                   ---------------    ------------     --------------   -------------   -------------


  EBITDA (1)                                5,110           2,033                289                           7,432

  Depreciation                                385             190                 34                             609

  Amortization of intangibles                  10               1                                                 11
                                   ---------------    ------------     --------------   -------------   -------------


  Operating income                          4,715           1,842                255                           6,812

  Interest (income), net of
  interest expense                            (19  )           (8  )              (4  )                         (31)

  (Gain) on foreign currency
  transactions                                                 (5  )                                             (5)

  Loss on discontinued
  operations                                                                      16                              16

  Income taxes                              1,779             697                 98                           2,574
                                   ---------------    ------------     --------------                   -------------


  Net income                               $2,955          $1,158               $145                          $4,258
                                   ===============    ============     ==============                   =============

  Total assets                            $86,420         $13,430             $6,314         $23,152        $129,316

  Capital expenditures                                                                          $338            $338

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Segment Information (Continued)

  Three Months Ended                Information     Professional      Commercial
  June 30, 2003                     Technology      Engineering        Services       Corporate        Total
                                  ---------------- ---------------  ---------------  ------------- ---------------


  Revenue                                 $25,817         $24,575           $4,827                        $55,219

  Operating expenses                       23,574          23,871            4,654                         52,099
                                  ---------------- ---------------  ---------------  ------------- ---------------


  EBITDA   (1)                              2,243             704              173                          3,120

  Depreciation                                139             149               15                            303

  Amortization of intangibles                   2               3                                               5
                                  ---------------- ---------------  ---------------  ------------- ---------------


  Operating income                          2,102             552              158                          2,812

  Interest expense, net of
  interest (income)                            12              12                2                             26

  (Gain) on foreign currency                                                                                 (102
  transactions                                               (102)                                               )

  Income taxes                                690             212               51                            953
                                  ---------------- ---------------  ---------------                ---------------


  Net income                               $1,400            $430             $105                         $1,935
                                  ================ ===============  ===============                ===============

  Total assets                            $52,339         $25,107           $5,849        $11,614         $94,909

  Capital expenditures                                                                       $109            $109

                                       20

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Segment Information (Continued)


  Three Months Ended           Information    Professional      Commercial
  June 30, 2002                Technology      Engineering       Services        Corporate          Total
                             ---------------- --------------  ----------------  -------------  ---------------------


  Revenue                            $26,479        $12,602            $5,297                           $44,378

  Operating expenses                  24,489         11,377             5,109                            40,975
                             ---------------- --------------  ----------------  -------------  ---------------------


  EBITDA   (1)                          1990          1,225               188                             3,403

  Depreciation                           191             99                17                               307

  Amortization of
  intangibles                              5                                                                  5
                             ---------------- --------------  ----------------  -------------  ---------------------


  Operating income                     1,794          1,126               171                             3,091

  Interest (income), net
  of interest expense                   (178)           (85)              (36)                             (299)

  (Gain) on foreign
  currency transactions                                  (2)                                                 (2)

  Loss on discontinued
  operations                                                                7                                 7

  Income taxes                           739            455                78                             1,272
                             ---------------- --------------  ----------------                 ---------------------


  Net income                          $1,233           $758              $122                            $2,113
                             ================ ==============  ================                 =================


  Total assets                       $86,420        $13,430            $6,314        $23,152           $129,316

  Capital expenditures                                                                  $206               $206




(1) As used in this report, EBITDA means earnings before interest, income taxes, depreciation, amortization, extraordinary charges, non-recurring charges and other non-cash items. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Contingencies

The Company is a party to two lawsuits and one claim from various persons from whom the Company acquired stock or assets in three separate acquisitions that occurred in the years 1998 through 1999. The lawsuits and claim are not related to one another. The lawsuits and claim arise from allegations of wrongful termination and/or failure of the Company to pay deferred consideration under the relevant acquisition agreements. The range of possible loss for the aforementioned lawsuits and claim, when considered collectively, is from $-0- to approximately $5.3 million. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuits and claim that should serve to defeat or diminish the Company's potential liability. However, if material adverse determinations on either the lawsuits or claim were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company.

In addition, in 1998, two shareholders, who were formerly officers and directors of the Company, filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. The complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the underlying acquisition transaction pursuant to which the plaintiffs became shareholders of the Company. The claim under the Registration Rights Agreement sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales, and the amount for which the plaintiffs sold their shares during that period and thereafter.

The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2003. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs, concerning the alleged wrongful limiting of the number of shares that they could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury's verdict and the trial judge also upheld the jury's verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in prejudgment interest (which will continue to accrue on the damages portion of the judgment after August 4, 2003 at the rate of 5% per annum). The Company intends promptly to appeal from, and seek a stay pending appeal of that judgment.

As a result of the verdict, the Company accrued a reserve of $8.6 million as of December 31, 2002, which included a $1.0 million estimate for attorneys' fees and interest.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Private Securities Litigation Reform Act Safe Harbor Statement

     Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions, the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption and the outcome of litigation (at both the trial and appellate levels) involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions and placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities;
(viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers;
(x) the Company's ability to remain  competitive in the markets which it serves;
(xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services;
(xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting litigation and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview

     RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM is an innovative leader in the design, development and delivery of these services to a variety of industries. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management, Enterprise Application Integration and Supply Chain. RCM's portfolio of Professional Engineering services focuses on Engineering Design, Technical Support and Project Management and Implementation. The Company's Commercial Services business unit provides Healthcare contract professionals as well as Clerical and Light Industrial temporary personnel. The Company provides its services to clients in the banking and finance, healthcare, insurance, aerospace, pharmaceutical, telecommunications, utility, technology, manufacturing, distribution and government sectors. The Company believes it offers a range of services that fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

     RCM sells and delivers its services through a network of branch offices located in selected regions throughout North America, including major metropolitan centers. The Company has executed a regional strategy to better leverage its consulting services offering. The Company centrally manages its Solutions practices to maximize the potential for sales and marketing of those services.

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

     Nonetheless, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement packaged software applications to support existing business objectives. Companies also need to continually keep pace with new developments which often render existing equipment and internal skills obsolete. Consequently, business drivers cause IT managers to support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints. This has given rise to a demand for outsourcing. The Company believes that its clients, and future prospective clients, are continuing to evaluate the potential for outsourcing business critical applications and entire business functions.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview - (Continued)

     The Company presently realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed. The Company also provides project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions work are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solutions and project management services.

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

     Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases the Company receives an administrative fee for arranging for, billing for and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, the Company's reported revenues are net of associated costs (effectively, the administrative fee).

     Project Services - Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for performance of the function or project. The Company recognizes revenues and associated costs on a gross basis as services are performed and costs are incurred using its employees. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Expenses related to contracts that extend beyond a 12-month period are charged to Cost of Services as incurred.

     Permanent Placement Fees - The Company earns permanent placement fees. Fees for placements are recognized at the time the candidate commences employment. The Company guarantees its permanent placements for ninety days. In the event a candidate is not retained for the ninety day period, the Company will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, the Company will provide a refund to the client. An allowance for refunds, based upon the Company's historical experience, is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenue.

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

     In addition, the Company recognizes contingent consideration from past acquisitions, which are based on earn-out agreements, as additional goodwill when earned. Based on the results of future impairment testing, the Company could incur further impairment losses.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

A summary of operating results for the six months ended June 30, 2003 and 2002 is as follows (in thousands, except for earnings per share data):

                                                                2003                            2002
                                                        ----------------------         -----------------------

                                                                    % of                            % of
                                                         Amount      Revenue            Amount       Revenue
                                                        ----------  ----------         ---------    ----------

Revenues                                                 $105,869      100.0%           $89,272        100.0%
Cost of services                                           83,671       79.0             65,072         72.9
                                                        ----------  ----------         ---------    ----------

Gross profit                                               22,199       21.0             24,200         27.1
                                                        ----------  ----------         ---------    ----------


Selling, general and administrative                        16,474       15.6             16,768         18.8
Depreciation and amortization                                 604         .6                620           .7
                                                        ----------  ----------         ---------    ----------

                                                           17,078       16.2             17,388         19.5
                                                        ----------  ----------         ---------    ----------


Operating income                                            5,121        4.8              6,812          7.6
Other (expense) income                                         58         .1                 36
                                                        ----------  ----------         ---------    ----------


Income from continuing operations before
  income taxes                                              5,179        4.9              6,848          7.6
Income taxes                                                1,890        1.8              2,574          2.9
                                                        ----------  ----------         ---------    ----------

Income from continuing operations                           3,289        3.1              4,274          4.8

Loss from discontinued operations,
  net of taxes                                                                               16
                                                        ----------  ----------         ---------    ----------

Net income                                                $ 3,289        3.1%            $4,258          4.8%
                                                        ==========  ==========         =========    ==========


Earnings per share
Basic and Diluted:
  Income from continuing operations                          $.31                          $.40
  Loss from discontinued operations
                                                        ----------                     ---------
  Net income                                                 $.31                          $.40
                                                        ==========                     =========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

Revenues. Revenues increased 18.6%, or $16.6 million, for the six months ended June 30, 2003 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increase was attributable to increased revenues in the Professional Engineering segment. Management attributes this increase primarily to an increase in subcontracted revenues on a major project with respect to which RCM is the general contractor, which RCM refers to as "subcontracted revenues". Subcontracted revenues recognized by RCM for the six months ended June 30, 2003 were approximately $14.3 million as compared to $1.4 million for the comparable prior year period. RCM, as general contractor on this major project, subcontracts certain tasks outside of RCM's core competencies as agreed upon with RCM's customer.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Six Months Ended June 30, 2003 Compared to Six Months Ended
 June 30, 2002 - (Continued)

Cost of Services. Cost of services increased 28.6%, or $18.6 million, for the six months ended June 30, 2003 as compared to the comparable prior year period. This increase was primarily due to an increase in subcontractor costs associated with increased subcontracted revenues experienced during the six months ended June 30, 2003. Cost of services as a percentage of revenues increased to 79.0% for the six months ended June 30, 2003 from 72.9% for the comparable prior year period. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services, which have historically had lower gross profit margins.

Selling, General and Administrative. Selling, general and administrative expenses decreased 1.8%, or $294,000, for the six months ended June 30, 2003 as compared to the comparable prior year period. This decrease was primarily attributable to ongoing cost cutting initiatives. SGA expenses as a percentage of revenues were 15.6% for the six months ended June 30, 2003 as compared to 18.8% for the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization decreased 2.6%, or $16,000, for the six months ended June 30, 2003 as compared to the comparable prior year period. This decrease was primarily due to write down of impaired fixed assets in periods since June 30, 2002.

Other Expense. Other expense consists of interest expense, net of interest income and gains on foreign currency transactions. For the six months ended June 30, 2003, actual interest expense of $104,900 was offset by $28,100 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $107,800 for the six months ended June 30, 2003 as compared to the comparable prior year period. This increase was primarily due to interest income earned from an income tax refund in the six months ended June 30, 2002. The comparative increase was mitigated by cash derived from operating activities, which was used to reduce interest-bearing debt, as well as a reduction in interest rates on borrowed funds. Gains on foreign currency transactions increased $129,900 as a result of the strengthening of the Canadian Dollar as compared to the U.S. Dollar.

Income Tax. Income tax expense decreased 26.6%, or $684,000, for the six months ended June 30, 2003 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the six months ended June 30, 2003 as compared to the comparable prior year period. The effective tax rate was 36.5%, for the six months ended June 30, 2003 as compared to 37.6% for the comparable prior year period. The decrease in the effective tax rate was attributable to a higher portion of foreign taxable income, which had a lower effective income tax rate due to a reversal of foreign taxes in the prior year.

Loss from Discontinued Operations. In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for the year ended December 31, 2002, or $.09 per share and $27,200 ($16,300 net of income tax benefit of $10,900) for the six months ended June 30, 2002, or $0.0 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of operations for the six months and three months ended June 30, 2002. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended June 30, 2003 Compared to three months Ended June 30, 2002

A summary of operating results for the three months ended June 30, 2003 and 2002 is as follows (in thousands, except for earnings per share data):

                                                                2003                            2002
                                                        ----------------------         -----------------------

                                                                    % of                            % of
                                                         Amount      Revenue            Amount       Revenue
                                                        ---------   ----------         ---------    ----------

Revenues                                                 $55,219       100.0%           $44,378        100.0%
Cost of services                                          43,825        79.4             32,639         73.6
                                                        ---------   ----------         ---------    ----------

Gross profit                                              11,394        20.6             11,739         26.4
                                                        ---------   ----------         ---------    ----------


Selling, general and administrative                        8,274        15.0              8,336         18.8
Depreciation and amortization                                308          .5                312           .7
                                                        ---------   ----------         ---------    ----------

                                                           8,582        15.5              8,648         19.5
                                                        ---------   ----------         ---------    ----------


Operating income                                           2,812         5.1              3,091          6.9
Other (expense) income                                        77          .1                301           .7
                                                        ---------   ----------         ---------    ----------


Income from continuing operations before
  income taxes                                             2,889         5.2              3,392          7.6
Income taxes                                                 953         1.7              1,272          2.8
                                                        ---------   ----------         ---------    ----------

Income from continuing operations                          1,936         3.5              2,120          4.8

Loss from discontinued operations,
  net of taxes                                                                                7
                                                        ---------   ----------         ---------    ----------

Net income                                                $1,936         3.5%            $2,113          4.8%
                                                        =========   ==========         =========    ==========


Earnings per share
Basic and Diluted:
  Income from continuing operations                         $.18                           $.20
  Loss from discontinued operations
                                                        ---------                      ---------
  Net income                                                $.18                           $.20
                                                        =========                      =========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

Revenues. Revenues increased 24.4%, or $10.8 million, for the three months ended June 30, 2003 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increase was primarily attributable to increased revenues in the Professional Engineering segment. Management attributes this increase primarily to an increase in subcontracted revenues on a major project with respect to which RCM is the general contractor. Subcontracted revenues recognized by RCM for the three months ended June 30, 2003 were approximately $8.7 million as compared to $1.0 million for the comparable prior year period. RCM, as general contractor on this major project, subcontracts certain tasks outside of RCM's core competencies as agreed upon with RCM's customer.
                                       31

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended June 30, 2003 Compared to Three Months Ended
June 30, 2002 - (Continued)

Cost of Services. Cost of services increased 34.3%, or $11.2 million, for the three months ended June 30, 2003 as compared to the comparable prior year period. This increase was primarily due to an increase in subcontractor costs associated with increased subcontracted revenues experienced during the three months ended June 30, 2003. Cost of services as a percentage of revenues increased to 79.4% for the three months ended June 30, 2003 from 73.6% for the comparable prior year period. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services, which have historically had lower gross profit margins.

Selling, General and Administrative. Selling, general and administrative expenses decreased 0.7%, or $62,000, for the three months ended June 30, 2003 as compared to the comparable prior year period. This decrease was primarily attributable to ongoing cost cutting initiatives. SGA expenses as a percentage of revenues were 15.0% for the three months ended June 30, 2003 as compared to 18.8% for the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization decreased 1.3%, or $4,000, for the three months ended June 30, 2003 as compared to the comparable prior year period. This decrease was primarily due to write down of impaired fixed assets in periods since June 30, 2003.

Other Expense. Other expense consists of interest expense, net of interest income and gains on foreign currency transactions. For the three months ended June 30, 2003, actual interest expense of $42,800 was offset by $17,100 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $324,500 for the three months ended June 30, 2003 as compared to the comparable prior year period. This increase was primarily due to interest income earned from an income tax refund in the three months ended June 30, 2002. The comparative increase was mitigated by cash derived from operating activities, which was used to reduce interest-bearing debt, as well as a reduction in interest rates on borrowed funds. Gains on foreign currency transactions increased $100,200 as a result of the strengthening of the Canadian Dollar as compared to the U.S. Dollar.

Income Tax. Income tax expense decreased 25.1%, or $319,000, for the three months ended June 30, 2003 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the three months ended June 30, 2003 as compared to the comparable prior year period. The effective tax rate was 33.0%, for the three months ended June 30, 2003 as compared to 37.5% for the comparable prior year period. The decrease in the effective tax rate was attributable to a higher portion of foreign taxable income, which had a lower effective income tax rate due to a reversal of foreign taxes in the prior year.

Loss from Discontinued Operations. In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for the year ended December 31, 2002, or $.09 per share and $11,400 ($6,800 net of income tax benefit of $4,500) for the three months ended June 30, 2002, or $0.0 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of operations for the six months and three months ended June 30, 2002. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

Operating activities provided $2.3 million of cash for the six months ended June 30, 2003 as compared to operating activities providing $9.8 million of cash for the comparable 2002 period. The decrease in cash provided by operating activities was primarily attributable to an increase in accounts receivable which was partially offset by an increase in accounts payable. Accounts receivable increased approximately $11.0 million since December 31, 2002 of which $4.9 million of the increase was from one customer, and from whom approximately $5.5 million was received subsequent to June 30, 2003.

Investing activities used $1.5 million for the six months ended June 30, 2003 as compared to $3.6 million for the comparable 2002 period. The decrease in the use of cash for investing activities for fiscal 2003 as compared to the comparable period was primarily attributable to a decrease in deferred consideration payments.

Financing activities, which consisted of debt reduction, used $4.0 million in 2003 as compared to financing activities using $6.5 million for the comparable 2002 period.

On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement which was further amended on May 31, 2002, further amended on February 26, 2003, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate. As cash flow permits and depending on interest rate movements, the Company may, from time to time and subject to a nominal prepayment fee, apply available cash flows to reduce the Revolving Credit Facility.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2004. The weighted average interest rates for the six months ended June 30, 2003 and 2002 were 3.1% and 3.89%, respectively. The amounts outstanding under the Revolving Credit Facility at June 30, 2002 and December 31, 2002 were $3.3 million and $7.4 million, respectively. At June 30, 2003, the Company had availability (including amounts outstanding) under the Revolving Credit Facility of $21.6 million.

The Company anticipates that its primary use of capital in future periods will be for working capital purposes. Funding for any future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions. The Company is involved in litigation as described in Footnote 11 (Contingencies) to the financial statements. If material adverse determinations on either the lawsuits or claims were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company.

The Company anticipates that it will need to borrow approximately $7.6 million under its Revolving Credit Facility in order to post a collateral bond related to the $7.6 million verdict returned in January 2003. The Company believes that its borrowing base is currently sufficient to allow this additional borrowing.

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

At June 30, 2003, the Company has a deferred tax asset totaling $3.5 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the current portion of the deferred tax asset during the period ended June 30, 2004.


The Company's contractual obligations as of June 30, 2003 are as follows (In Thousands):

                                                            Payments Due by Period
                                            --------------------------------------------------------

                                             Less Than                                  More Than
                                 Total        1 Year        1-3 Years     3-5 Years      5 Years
                               -----------  ------------   ------------  ------------  -------------


    Note Payable (1)               $3,300                       $3,300
    Operating Leases                9,763        $1,047          4,052        $2,644         $2,020
                               -----------  ------------   ------------  ------------  -------------


    Total Obligations             $13,063        $1,047         $7,352        $2,644         $2,020
                               ===========  ============   ============  ============  =============



     (1) The Revolving Credit Facility agreement expires in August 2004.


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2003, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 40 basis points) increase in interest rates on its variable debt (using average debt balances during the six months ended June 30, 2003 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


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

(a)      Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b)      Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company is a party to two lawsuits and one claim from various persons from whom the Company acquired stock or assets in three separate acquisitions that occurred in the years 1998 through 1999. The lawsuits and claim are not related to one another. The lawsuits and claim arise from allegations of wrongful termination and/or failure of the Company to pay deferred consideration under the relevant acquisition agreements. The range of possible loss for the aforementioned lawsuits and claim, when considered collectively, is from $-0- to approximately $5.3 million. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuits and claim that should serve to defeat or diminish the Company's potential liability. However, if material adverse determinations on either the lawsuits or claim were to be rendered, such determinations will have a material adverse impact on the results of operations in the period of the respective charges as well as a material adverse impact on the financial position and liquidity of the Company.

In addition, in 1998, two shareholders, who were formerly officers and directors of the Company, filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. The complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the underlying acquisition transaction pursuant to which the plaintiffs became shareholders of the Company. The claim under the Registration Rights Agreement sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales, and the amount for which the plaintiffs sold their shares during that period and thereafter.

The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2003. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs, concerning the alleged wrongful limiting of the number of shares that they could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury's verdict and the trial judge also upheld the jury's verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in prejudgment interest (which will continue to accrue on the damages portion of the judgment after August 4, 2003 at the rate of 5% per annum). The Company intends promptly to appeal from, and seek a stay pending appeal of that judgment.

As a result of the verdict, the Company accrued a reserve of $8.6 million as of December 31, 2002, which included a $1.0 million estimate for attorneys' fees and interest.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


    31.1 Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

    31.2 Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

    32.1 Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

   32.2 Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(b) Reports on Form 8-K

      Current Report on Form 8-K dated April 30, 2003 reporting items 7 and 9 and containing as an Exhibit the Press Release dated April 30, 2003 issued by the Company.

                             RCM TECHNOLOGIES, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                      RCM Technologies, Inc.





       Date:  August 7, 2003          By:/s/ Stanton Remer
                                      --- ------- -----
                                      Stanton Remer
                                      Chief Financial Officer,
                                      Treasurer, Secretary and Director
                                      (Principal Financial Officer and
                                      Duly Authorized Officer of the Registrant)