Form 10-Q
period 2003-09-30
RCM TECHNOLOGIES INC
filed 2003-11-06
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Common Stock, $0.05 par value, 10,647,247 shares outstanding as of November 5 2003.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES



    PART I - FINANCIAL INFORMATION
                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2003 (Unaudited)
                 and December 31, 2002                                                                3

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Nine-Month Periods Ended September 30, 2003 and 2002                         5

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Three-Month Periods Ended September 30, 2003 and 2002                        7

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Nine-Month Period Ended September 30, 2003                            9

               Unaudited Consolidated Statements of Cash Flows for the Nine-
                 Month Periods Ended September 30, 2003 and 2002                                     10

               Notes to Unaudited Consolidated Financial Statements                                  12

          Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  24

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        35

          Item 4 - Controls and Procedures                                                           35

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                 36

          Item 6 - Exhibits and Reports on Form 8-K                                                  37

          Signatures                                                                                 38



ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002



                                     ASSETS

                                                                             September 30,         December 31,
                                                                                 2003                 2002
                                                                            ---------------      ---------------

                                                                               (Unaudited)
Current assets
   Cash and cash equivalents                                                $    4,796,141           $2,845,154
   Accounts receivable, net of allowance for doubtful accounts of $1,860,000 (September 30, 2003) and $1,549,000
      (December 31, 2002), respectively                                         42,188,625           31,753,934
   Income tax refund receivable                                                    331,721            3,766,585
   Restricted cash                                                               8,295,625             -
   Prepaid expenses and other current assets                                     1,367,511            2,635,304
   Deferred tax assets                                                           2,878,479            6,246,119
                                                                            ---------------      ---------------

      Total current assets                                                      59,858,102           47,247,096
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                          9,656,858            9,708,344
   Less: accumulated depreciation and amortization                               4,385,552            3,818,092
                                                                            ---------------      ---------------


                                                                                 5,271,306            5,890,252
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                        110,481               86,590
   Goodwill                                                                     38,007,233           36,653,595
   Intangible assets, net of accumulated amortization
      of  $231,700 (September 30, 2003) and $211,000
      (December 31, 2002) respectively                                              78,919               99,655
                                                                            ---------------      ---------------


                                                                                38,196,633           36,839,840
                                                                            ---------------      ---------------


      Total assets                                                            $103,326,041          $89,977,188
                                                                            ===============      ===============


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                    September 30, 2003 and December 31, 2002


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           September 30,          December 31,
                                                                                2003                  2002
                                                                           ---------------       ---------------
                                                                            (Unaudited)
Current liabilities
   Line of credit                                                          $    7,300,000            $7,420,000
   Accounts payable and accrued expenses                                       18,613,907            14,728,729
   Accrued payroll                                                              7,567,857             4,363,024
   Payroll and withheld taxes                                                     590,774               193,850
   Income taxes payable                                                         3,962,465             4,025,431
                                                                           ---------------       ---------------

       Total current liabilities                                               38,035,003            30,731,034
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 10,647,247 and
       10,626,076 shares issued and outstanding
       at  (September 30, 2003) and (December 31, 2002), respectively             532,362               531,304
    Accumulated other comprehensive  income (loss)                                283,625       (       584,084)
    Additional paid-in capital                                                 94,005,997            93,935,938
    Accumulated deficit                                                   (    29,530,946)      (    34,637,004)
                                                                           ---------------       ---------------

                                                                               65,291,038            59,246,154
                                                                           ---------------       ---------------



       Total liabilities and shareholders' equity                            $103,326,041           $89,977,188
                                                                           ===============       ===============

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                 2003                  2002
                                                                             --------------        --------------


Revenues                                                                      $161,093,773          $133,014,345

Cost of services                                                               127,350,373            96,948,334
                                                                             --------------        --------------


Gross profit                                                                    33,743,400            36,066,011
                                                                             --------------        --------------


Operating costs and expenses
   Selling, general and administrative                                          24,809,503            25,064,045
   Depreciation                                                                    893,540               927,046
   Amortization                                                                     20,736                15,543
                                                                             --------------        --------------

                                                                                25,723,779            26,006,634
                                                                             --------------        --------------

Operating income                                                                 8,019,621            10,059,377
                                                                             --------------        --------------


Other expenses (income)
   Interest expense, net of interest income                                        180,261                69,625
   (Gain) loss on foreign currency transactions                           (        116,407  )             34,780
                                                                             --------------        --------------

                                                                                    63,854               104,405
                                                                             --------------        --------------


Income from continuing operations before income taxes                            7,955,767             9,954,972

Income taxes                                                                     2,849,709             3,766,212
                                                                             --------------        --------------


Income from continuing operations                                                5,106,058             6,188,760

Loss from discontinued operations
  net of tax benefit of $643,000                                                                         964,412
                                                                             --------------        --------------


Net income                                                                       5,106,058             5,224,348

Other comprehensive (loss) income
   Foreign currency translation adjustment                                         867,709      (         12,667  )
                                                                                   -------                ------
Comprehensive income                                                            $5,973,767            $5,211,681
                                                                                ==========            ==========


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED)
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                   2003               2002
                                                                              ---------------     --------------


Basic earnings per share
    Income from continuing operations                                                   $.48               $.58
    Loss from discontinued operations                                                                       .09
                                                                                        ----                ---
    Basic earnings per share                                                            $.48               $.49
                                                                                        ====               ====

Weighted average number of common shares outstanding                              10,633,211         10,581,084
                                                                                  ==========         ==========

Diluted earnings per share
    Income from continuing operations                                                   $.48               $.57
    Loss from discontinued operations                                                                       .09
                                                                                        ----      --        ---
    Diluted earnings per share                                                          $.48               $.48
                                                                                        ====               ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 81,438 and 213,636 in 2003 and 2002, respectively)                         10,714,649         10,794,720
                                                                                  ==========         ==========

                                       6
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                 2003                  2002
                                                                             --------------        --------------

Revenues                                                                       $55,224,390           $43,743,213

Cost of services                                                                43,679,866            31,877,131
                                                                             --------------        --------------


Gross profit                                                                    11,544,524            11,866,082
                                                                             --------------        --------------


Operating costs and expenses
   Selling, general and administrative                                           8,335,493             8,296,441
   Depreciation                                                                    299,892               317,531
   Amortization                                                                     10,368                 5,181
                                                                             --------------        --------------

                                                                                 8,645,753             8,619,153
                                                                             --------------        --------------

Operating income                                                                 2,898,771             3,246,929
                                                                             --------------        --------------


Other expenses
   Interest expense, net of interest income                                        103,509               100,721
   Loss on foreign currency transactions                                            18,558                39,887
                                                                             --------------        --------------

                                                                                   122,067               140,608
                                                                             --------------        --------------


Income from continuing operations before income taxes                            2,776,704             3,106,321

Income taxes                                                                       960,052             1,191,857
                                                                             --------------        --------------


Income from continuing operations                                                1,816,652             1,914,464

Loss from discontinued operations
  net of tax benefit of $632,000                                                                         948,190
                                                                             --------------        --------------


Net income                                                                       1,816,652               966,274

Other comprehensive income (loss)
   Foreign currency translation adjustment                                         (70,097  )             24,864
                                                                             --------------        --------------


Comprehensive income                                                          $  1,746,555             $ 991,138
                                                                             ==============        ==============

                                       7
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED)
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                   2003               2002
                                                                              ---------------     --------------

Basic earnings per share
    Income from continuing operations                                                   $.17               $.18
    Loss from discontinued operations                                                                       .09
                                                                                        ----                ---
    Basic earnings per share                                                            $.17               $.09
                                                                                        ====               ====

Weighted average number of common shares outstanding                              10,633,211         10,581,600
                                                                                  ==========         ==========

Diluted earnings per share
    Income from continuing operations                                                   $.17               $.18
    Loss from discontinued operations                                                                       .09
                                                                                        ----                ---
    Diluted earnings per share                                                          $.17               $.09
                                                                                        ====               ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 166,646 and 182,720 in 2003 and 2002, respectively)                        10,799,857         10,764,321
                                                                                  ==========         ==========

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 2003
                                   (Unaudited)










                                                                 Accumulated
                                                                    Other          Additional
                                        Common Stock            Comprehensive       Paid-in       Accumulated
                                        ------------
                                     Shares        Amount           Loss           Capital         Deficit           Total

Balance, January 1, 2003             10,626,076    $531,304        ($584,084)     $93,935,938   ($34,637,004)      $59,246,154

Issuance of stock under
 stock purchase plan                     21,171       1,058                            70,059                           71,117

Translation adjustment                                               867,709                                           867,709

Net income                                                                                          5,106,058        5,106,058
                                  ----------       --------        ----------     -----------   -------------      -----------

Balance, September 30, 2003          10,647,247    $532,362         $283,625      $94,005,997   ($29,530,946)      $65,291,038
                                     ==========    ========         ========      ===========    ============      ===========


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                   2003               2002
                                                                              ---------------     --------------
Cash flows from operating activities:

    Income from continuing operations                                             $5,106,058       $  6,188,760
                                                                              ---------------     --------------




    Adjustments to reconcile net income to net cash provided by operating activities:
         Loss from discontinued operations                                                              964,412
         Depreciation and amortization                                               914,276            942,589
         Provision for losses on accounts receivable                                 311,000     (      194,000)
         Changes in assets and liabilities:
             Accounts receivable                                             (    10,745,691)         6,609,159
             Income tax refund receivable                                          3,733,083          6,810,092
             Restricted cash                                                 (     8,295,625)
             Deferred tax asset                                                    3,069,422          7,735,613
             Prepaid expenses and other current assets                             1,267,789     (    1,216,287)
             Accounts payable and accrued expenses                                 3,885,180     (    2,137,402)
             Accrued payroll                                                       3,204,835          1,367,113
             Payroll and withheld taxes                                              396,924             23,787
             Income taxes payable                                            (        62,967)         2,077,631
                                                                              ---------------     --------------


    Total adjustments                                                        (     2,321,774)        22,982,707
                                                                              ---------------     --------------



Net cash provided by operating activities                                         $2,784,284        $29,171,467
                                                                              ---------------     --------------

                                       10
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 2003 and 2002 - (Continued)
                                   (Unaudited)


                                                                                   2003               2002
                                                                              ---------------     --------------
Cash flows from investing activities:
    Proceeds on sale of reporting unit                                                              $   100,000
    Property and equipment acquired                                          (       274,594)    (      442,347)
    (Increase) decrease in deposits                                          (        23,891)            65,043
    Contingent consideration                                                 (     1,353,638)    (    4,454,747)
                                                                              ---------------     --------------


    Net cash used in investing activities                                    (     1,652,123)    (    4,732,051)
                                                                              ---------------     --------------


Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                    71,117             99,381
    Exercise of stock options                                                       -                     1,530
    Net repayments of line of credit                                         (       120,000)    (   22,270,000)
                                                                              ---------------     --------------

    Net cash used in financing activities                                    (        48,883)    (   22,169,089)
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                         867,709     (       12,667)
                                                                              ---------------     --------------


Increase in cash and cash equivalents                                              1,950,987          2,257,660

Cash and cash equivalents at beginning of period                                   2,845,154          2,289,743
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $4,796,141         $4,547,403
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                              $156,896           $726,973
      Income taxes (refund)                                                  (    $3,889,829)    (  $12,762,617)

                                       11

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.


2.   Discontinued Operations

     In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for the year ended December 31, 2002, or $.09 per share, and $1.6 million ($964,400 net of income tax benefit of $643,000) for the nine months ended September 30, 2002, or $.09 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of operations for the nine months and three months ended September 30, 2002. The Company has not discontinued its commercial services business segment.


3.   New Accounting Standards

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

     In November 2002, FASB Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 will have a material effect on its 2003 consolidated financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.   New Accounting Standards (Continued)

     In December 2002, the FASB issued SFAS 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material impact on the Company's financial position or results of operations.


4.   Line of Credit

     On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was further amended on October 1, 2003, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.   Line of Credit (Continued)

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2004. The weighted average interest rates under the Revolving Credit Facility for the nine months ended September 30, 2003 and 2002 were 3.24% and 3.78%, respectively. The amounts outstanding under the Revolving Credit Facility at September 30, 2003 and December 31, 2002 were $7.3 million and $7.4 million, respectively. At September 30, 2003, the Company had availability (including amounts outstanding) under the Revolving Credit Facility of $17.7 million.


5.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                        ------------------------------    ------------------------------
                                              Nine Months Ended                Three Months Ended
                                                September 30,                     September 30,
                                        ------------------------------    ------------------------------

                                            2003             2002             2003             2002
                                        -------------    -------------    -------------    -------------

    Interest expense                      ($227,926)        ($653,079)       ($123,075)      ($114,997)
    Interest income                           47,665          583,454           19,566          14,276
                                        -------------    -------------    -------------    -------------

                                           ($180,261)        ($69,625)       ($103,509)      ($100,721)
                                        =============    =============    =============    =============


6.   Goodwill and Other Intangibles

     SFAS 142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2002 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2002. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in an impairment loss of approximately $30 million as of December 31, 2002. Future changes in the industry could impact the market multiples of comparable businesses, and consequently could impact the results of future annual impairment tests. There have been no events through September 30, 2003, which have indicated a need to perform the impairment test prior to the Company's annual test date.

     The changes in the carrying amount of goodwill for the period ended
     September 30, 2003 are as follows (in thousands):

                                                      Information       Professional
                                                       Technology       Engineering       Total
                                                     -------------     -------------    ---------
      Balance as of December 31, 2002                     $29,126            $7,528      $36,654

           Contingent consideration earnouts                1,353           -              1,353
                                                     -------------     -------------    ---------

      Balance as of September 30, 2003                    $30,479            $7,528      $38,007
                                                     =============     =============    =========

                                       14

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   Accounts Payable

     Accounts payable and accrued expenses consist of the following at September
     30, 2003 and December 31, 2002:

                                                     September 30,      December 31,
                                                         2003              2002
                                                   -----------------  ----------------
        Accounts payable and other accrued
         expenses                                       $10,058,880        $5,056,539
        Due to sellers                                    -                 1,072,190
        Reserve for litigation                            8,555,027         8,600,000
                                                   -----------------  ----------------


        Total                                           $18,613,907       $14,728,729
                                                   =================  ================


8.   Shareholders' Equity

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                                  September 30,      December 31,
                                                               -----------------  ----------------

                                                                       2003              2002
                                                               -----------------  ----------------

      Option exchange for restricted shares  (See note 13)              607,945
      Exercise of options outstanding                                 2,572,539         2,474,214
      Future grants of options                                          598,081           713,031
                                                               -----------------  ----------------

      Total                                                           3,778,565         3,187,245
                                                               =================  ================


9.   Stock - Based Compensation

     The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation, that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


9.   Stock - Based Compensation (Continued)

     At September 30, 2003, the Company has four stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                       Nine Months             Three Months
                                                   Ended September 30,      Ended September 30,
                                                  ----------------------   ----------------------

                                                    2003         2002        2003         2002
                                                  ----------   ---------   ----------   ---------

      Net income, as reported                        $5,106      $5,224       $1,816        $966

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards                           807       1,147          245         382

      Net income, pro forma                           4,239       4,077        1,571         584

      Earnings per share of common stock-basic:
         As reported                                   $.48        $.49         $.17        $.09
         Pro forma                                     $.40        $.39         $.15        $.06

      Earnings per share of common stock-diluted:
         As reported                                   $.48        $.48         $.17        $.09
         Pro forma                                     $.40        $.38         $.15        $.05

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003: expected volatility of 56%; risk-free interest rate of 3.37%; and expected lives of 5 years. There were 220,000 stock options granted during the nine months ended September 30, 2003.

     Incentive Stock Option Plans

     The Company is in the process of an offer to exchange all of the outstanding stock options held by the employees and directors with a strike price of $7.00 or greater for shares of restricted stock. See Note 13.

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provides for the issuance of up to 100,000 shares of common stock per individual to officers, directors and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant for each of these options. As of September 30, 2003 options to purchase 366,295 shares stock were outstanding.
                                       16

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


9.   Stock - Based Compensation (Continued)

     Incentive Stock Option Plans (Continued)

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provides for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004. Options are granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted terminate when an optionee ceases to be a Director of the Company. At September 30, 2003, options to purchase 110,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At September 30, 2003, options to purchase 1,997 shares of common stock are available for future grants, and options to purchase 1,192,828 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At September 30, 2003, options to purchase 596,084 shares of common stock are available for future grants, and options to purchase 903,416 shares of common stock were outstanding.

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


  Nine Months Ended            Information     Professional     Commercial
  September 30, 2003           Technology      Engineering       Services        Corporate        Total
                              --------------   -------------   --------------   ------------   ------------


  Revenue                           $77,170         $69,876          $14,048                      $161,094

  Operating expenses                 71,713          66,780           13,667                       152,160
                              --------------   -------------   --------------   ------------   ------------


  EBITDA  (1)                         5,457           3,096              381                         8,934

  Depreciation                          438             406               49                           893

  Amortization of
  intangibles                             9              10                2                            21
                              --------------   -------------   --------------   ------------   ------------


  Operating income                    5,010           2,680              330                         8,020

  Interest expense, net
  of  interest income                    86              78               16                           180

  Gain on foreign
  currency transactions                                (116  )                                        (116  )

  Income taxes                        1,764             974              112                         2,850
                              --------------   -------------   --------------                  ------------


  Net income                         $3,160          $1,744             $202                        $5,106
                              ==============   =============   ==============                  ============

  Total assets                      $51,854         $25,366           $5,755        $20,351       $103,326

  Capital expenditures                                                                 $275           $275

                                       18

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Segment Information (Continued)

  Nine Months Ended                 Information      Professional      Commercial
  September 30, 2002                 Technology      Engineering        Services         Corporate         Total
                                   ---------------   -------------    --------------    -------------   -------------


  Revenue                                 $80,186         $37,781           $15,047                         $133,014

  Operating expenses                       73,441          33,987            14,584                          122,012
                                   ---------------   -------------    --------------    -------------   -------------


  EBITDA (1)                                6,745           3,794               463                           11,002

  Depreciation                                586             289                52                              927

  Amortization of intangibles                  13               3                                                 16
                                   ---------------   -------------    --------------    -------------   -------------


  Operating income                          6,146           3,502               411                           10,059

  Interest expense, net of
  interest income                              42              20                 8                               70

  Loss on foreign currency
  transactions                                                 35                                                 35

  Loss on discontinued
  operations                                                                    964                              964

  Income taxes                              2,309           1,304               153                            3,766
                                   ---------------   -------------    --------------                    -------------


  Net income (loss)                        $3,795          $2,143            ($714)                           $5,224
                                   ===============   =============    ==============                    =============

  Total assets                            $83,287         $15,227            $5,481          $11,731        $115,726

  Capital expenditures                                                                          $442            $442



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Segment Information (Continued)

  Three Months Ended                Information     Professional      Commercial
  September 30, 2003                Technology      Engineering        Services       Corporate        Total
                                  ---------------- ---------------  ---------------  ------------- ---------------


  Revenue                                 $25,104         $25,307           $4,813                        $55,224

  Operating expenses                       23,305          24,027            4,683                         52,015
                                  ---------------- ---------------  ---------------  ------------- ---------------


  EBITDA   (1)                              1,799           1,280              130                          3,209

  Depreciation                                153             128               19                            300

  Amortization of intangibles                   4               5                1                             10
                                  ---------------- ---------------  ---------------  ------------- ---------------


  Operating income                          1,642           1,147              110                          2,899

  Interest expense, net of
  interest income                              47              48                9                            104

  Loss on foreign currency
  transactions                                                 18                                              18

  Income taxes                                551             374               35                            960
                                  ---------------- ---------------  ---------------                ---------------


  Net income                               $1,044            $707              $66                         $1,817
                                  ================ ===============  ===============                ===============

  Total assets                            $51,854         $25,366           $5,755        $20,351        $103,326

  Capital expenditures                                                                        $96             $96


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Segment Information (Continued)

  Three Months Ended           Information    Professional      Commercial
  September 30, 2002           Technology      Engineering       Services        Corporate          Total
                             ---------------- --------------  ----------------  -------------  ---------------------


  Revenue                            $24,718        $14,285            $4,740                           $43,743

  Operating expenses                  23,114         12,497             4,562                            40,173
                             ---------------- --------------  ----------------  -------------  -----------------


  EBITDA   (1)                         1,604          1,788               178                             3,570

  Depreciation                           201             98                19                               318

  Amortization of
  intangibles                              4              1                                                   5
                             ---------------- --------------  ----------------  -------------  -----------------


  Operating income                     1,399          1,689               159                             3,247

  Interest (income), net
  of interest expense                     57             33                11                               101

  Loss on foreign currency
  transactions                                           40                                                  40

  Loss on discontinued
  operations                                                              948                               948

  Income taxes (refund)                  741            892              (441)                            1,192
                             ---------------- --------------  ----------------                 ---------------------


  Net income (loss)                     $601           $724            ($359)                              $966
                             ================ ==============  ================                 =================


  Total assets                       $83,287        $15,227            $5,481        $11,731           $115,726

  Capital expenditures                                                                  $104               $104



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

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2003. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs, concerning the alleged wrongful limiting of the number of shares that they could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury's verdict and the trial judge also upheld the jury's verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict prejudgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment after August 4, 2003 (at the rate of 5% per annum until December 31, 2003 and at the rate of 4% per annum in 2004). The Company has appealed from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


13.  Subsequent Event

     In order to enhance long-term value for our shareholders, reduce the number of options outstanding and improve our ability to retain and provide incentives to our employees and directors, on September 30, 2003, we filed with the Securities and Exchange Commission an offer to exchange ("Offer") all of the outstanding stock options held by our employees and directors with a strike price of $7.00 or greater for shares of restricted stock and cash.

     Pursuant to the Offer, the maximum number of options that are subject to the exchange and cancellation is 1,328,273 and would be exchanged for 607,945 shares of restricted common stock and cash consideration equal to 67% of the value of the restricted common stock. The exact value of the restricted common stock expected to be issued and the cash consideration expected to be paid will not be known until the exchange date of the offer, which will be no sooner than November 14, 2003. The value of the restricted common stock expected to be issued and the amount of cash consideration expected to be paid will depend on the number of tendered options actually exchanged and the market value of our common stock at the time of the exchange.

     Assuming 100% participation and using the October 9, 2003 closing price of $6.54, the total consideration estimated to be charged to operations in the fourth quarter ended December 31, 2003 would be approximately $6.7 million ($4.0 million, net of a total income tax benefit of $2.7 million). The $6.7 million would be comprised of approximately $4.0 million for restricted common stock plus $2.7 million in cash consideration. Provided we have positive taxable income in future periods, this transaction will be approximately cash flow neutral to us as the combined tax benefits (both the restricted common stock expected to be issued and the cash consideration expected to be paid are tax deductible expenses) will be approximately equal the actual cash consideration expected to be paid to employees and directors.

     All shares of restricted stock issued pursuant to the tender offer will be fully vested on the stock grant date, but are subject to transfer restrictions. The transfer restrictions will lapse (i) on the first anniversary of the stock grant date, anticipated to be November 14, 2003 or
     (ii) earlier if we experience a change in control, subject to any subsequent applicable restrictions and our policies regarding restrictions on the shares of common stock.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions, the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption, the outcome of litigation (at both the trial and appellate levels) involving the Company and the impact on the Company of its exchange offer relating to its outstanding stock options. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions and placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities;
(viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers;
(x) the Company's ability to remain competitive in the markets which it serves;
(xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) predictions as to the future need for the Company's services;
(xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview

     RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM is an innovative leader in the design, development and delivery of these services to commercial and government sectors for more than 30 years. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management, Enterprise Application Integration and Supply Chain. RCM's portfolio of Professional Engineering services focuses on Engineering Design, Technical Support and Project Management and Implementation. The Company's Commercial Services business unit provides Healthcare contract professionals as well as Clerical and Light Industrial temporary personnel. The Company provides its services to clients in the banking and finance, healthcare, insurance, aerospace, pharmaceutical, telecommunications, utility, technology, manufacturing, distribution and government sectors. The Company believes it offers a range of services that fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

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

     The Company believes that most companies have recognized the importance of the Internet and information management technologies to compete in today's business climate. However, the uncertain economic environment has curtailed many companies' motivation for rapid adoption of many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. The Company believes that many companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has had the effect of delaying or totally negating spending on many emerging new solutions, which management formerly anticipated.

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

     Recent Developments

     In order to enhance long-term value for our shareholders, reduce the number of options outstanding and improve our ability to retain and provide incentives to our employees and directors, on September 30, 2003, we filed with the Securities and Exchange Commission an offer to exchange ("Offer") all of the outstanding stock options held by our employees and directors with a strike price of $7.00 or greater for shares of restricted stock and cash.

     Pursuant to the Offer, the maximum number of options that are subject to the exchange and cancellation is 1,328,273 and would be exchanged for 607,945 shares of restricted common stock and cash consideration equal to 67% of the value of the restricted common stock. The exact value of the restricted common stock expected to be issued and the cash consideration expected to be paid will not be known until the exchange date of the offer, which will be no sooner than November 14, 2003. The value of the restricted common stock expected to be issued and the amount of cash consideration expected to be paid will depend on the number of tendered options actually exchanged and the market value of our common stock at the time of the exchange.

     Assuming 100% participation and using the October 9, 2003 closing price of $6.54, the total consideration estimated to be charged to operations in the fourth quarter ended December 31, 2003 would be approximately $6.7 million ($4.0 million, net of a total income tax benefit of $2.7 million). The $6.7 million would be comprised of approximately $4.0 million for restricted common stock plus $2.7 million in cash consideration. Provided we have positive taxable income in future periods, this transaction will be approximately cash flow neutral to us as the combined tax benefits (both the restricted common stock expected to be issued and the cash consideration expected to be paid are tax deductible expenses) will be approximately equal the actual cash consideration expected to be paid to employees and directors.

     All shares of restricted stock issued pursuant to the tender offer will be fully vested on the stock grant date, but are subject to transfer restrictions. The transfer restrictions will lapse (i) on the first anniversary of the stock grant date, anticipated to be November 14, 2003 or
     (ii) earlier if we experience a change in control, subject to any subsequent applicable restrictions and our policies regarding restrictions on the shares of common stock.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

A summary of operating results for the nine months ended September 30, 2003 and 2002 is as follows (in thousands, except for earnings per share data):

                                                                2003                            2002
                                                        ----------------------         -----------------------

                                                                    % of                            % of
                                                         Amount      Revenue            Amount       Revenue
                                                        ----------  ----------         ----------   ----------

Revenues                                                 $161,094      100.0%           $133,014       100.0%
Cost of services                                          127,350      79.1               96,948        72.9
                                                        ----------  ----------         ----------   ----------

Gross profit                                               33,744      20.9               36,066        27.1
                                                        ----------  ----------         ----------   ----------


Selling, general and administrative                        24,810      15.4               25,064        18.8
Depreciation and amortization                                 914         .6                 943          .7
                                                        ----------  ----------         ----------   ----------

                                                           25,724      16.0               26,007        19.5
                                                        ----------  ----------         ----------   ----------

Operating income                                            8,020       4.9               10,059         7.6
Other expense                                                  64                            104          .1
                                                        ----------  ----------         ----------   ----------

Income from continuing operations before
  income taxes                                              7,956       4.9                9,955         7.5

Income taxes                                                2,850       1.7                3,766         2.8
                                                        ----------  ----------         ----------   ----------

Income from continuing operations                           5,106       3.2                6,189         4.7

Loss from discontinued operations,
  net of taxes                                                                               965          .7
                                                        ----------  ----------         ----------   ----------

Net income                                                 $5,106       3.2%              $5,224         4.0%
                                                        ==========  ==========         ==========   ==========

Earnings per share
Diluted:
  Income from continuing operations                          $.48                           $.57
  Loss from discontinued operations                                                         (.09 )
                                                        ----------                     ----------
  Net income                                                 $.48                           $.48
                                                        ==========                     ==========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

Revenues. Revenues increased 21.1%, or $28.1 million, for the nine months ended September 30, 2003 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increase was principally attributable to increased revenues in the Professional Engineering Segment. Management attributes this increase primarily to an increase in subcontracted revenues on a major project with respect to which RCM is the general contractor, which RCM refers to as "subcontracted revenues". Subcontracted revenues recognized by RCM for the nine months ended September 30, 2003 were approximately $22.6 million as compared to $3.0 million for the comparable prior year period. RCM, as general contractor on this major project, subcontracts certain tasks outside of RCM's core competencies as agreed upon with RCM's customer.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Nine Months Ended September 30, 2003 Compared to Nine Months
 Ended September 30, 2002 - (Continued)

Cost of Services. Cost of services increased 31.4%, or $30.4 million, for the nine months ended September 30, 2003 as compared to the comparable prior year period. This increase was primarily due to an increase in subcontractor costs associated with increased subcontracted revenues experienced during the nine months ended September 30, 2003. Cost of services as a percentage of revenues increased to 79.1% for the nine months ended September 30, 2003 from 72.9% for the comparable prior year period. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services, which have historically had lower gross profit margins.

Selling, General and Administrative. Selling, general and administrative expenses decreased 1.0%, or $254,000, for the nine months ended September 30, 2003 as compared to the comparable prior year period. This decrease was primarily attributable to ongoing cost cutting and containment initiatives. SGA expenses as a percentage of revenues were 15.4% for the nine months ended September 30, 2003 as compared to 18.8% for the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization decreased 3.1%, or $29,000, for the nine months ended September 30, 2003 as compared to the comparable prior year period. This decrease was primarily due to write down of impaired fixed assets in periods since September 30, 2002.

Other Expense. Other expense consists of interest expense, net of interest income and gains on foreign currency transactions. For the nine months ended September 30, 2003, actual interest expense of $228,000 was offset by $48,000 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $111,000 for the nine months ended September 30, 2003 as compared to the comparable prior year period. This increase was primarily due to interest on a post judgment verdict of $7.6 million (see note 11). The comparative increase was mitigated by cash derived from operating activities, which was used to reduce interest-bearing debt as well as, a reduction in interest rates on borrowed funds. Gains on foreign currency transactions increased $151,200 because of the strengthening of the Canadian Dollar as compared to the U.S. Dollar.

Income Tax. Income tax expense decreased 24.3%, or $916,000, for the nine months ended September 30, 2003 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the nine months ended September 30, 2003 compared to the comparable prior year period. The effective tax rate was 35.8%, for the nine months ended September 30, 2003 as compared to 37.8% for the comparable prior year period. The decrease in effective tax rate was attributable to a higher portion of foreign taxable income, which had a lower effective income tax rate due to a reversal of foreign taxes in the prior year.

Loss from Discontinued Operations. In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million for the nine months ended September 30, 2002, or $.09 per share ($964,000 net of income tax benefit of $643,000). In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of operations for the nine months ended September 30, 2002. The Company continues to operate its commercial services business segment.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended September 30, 2003 Compared to Three Months
 Ended September 30, 2002

A summary of operating results for the three months ended September 30, 2003 and 2002 is as follows (in thousands, except for earnings per share data):

                                                                2003                            2002
                                                        ----------------------         -----------------------

                                                                    % of                            % of
                                                         Amount      Revenue            Amount       Revenue
                                                        ---------   ----------         ---------    ----------

Revenues                                                 $55,224       100.0%           $43,743        100.0%
Cost of services                                          43,680         79.1            31,877         72.9
                                                        ---------   ----------         ---------    ----------

Gross profit                                              11,544         20.9            11,866         27.1
                                                        ---------   ----------         ---------    ----------

Selling, general and administrative                        8,335         15.1             8,296         19.0
Depreciation and amortization                                310           .6               323           .7

                                                        ---------   ----------         ---------    ----------

                                                           8,645         15.7             8,619         19.7
                                                        ---------   ----------         ---------    ----------
Operating income                                           2,899          5.2             3,247          7.4

Other expense                                                122           .2               141           .3

                                                        ---------   ----------         ---------    ----------

Income from continuing operations before
  income taxes                                             2,777          5.0             3,106          7.1
Income taxes                                                 960          1.7             1,192          2.7

                                                        ---------   ----------         ---------    ----------

Income from continuing operations                          1,817          3.3             1,914          4.4

Loss from discontinued operations,
  net of taxes                                                                              948          2.2
                                                        ---------   ----------         ---------    ----------

Net income                                                $1,817         3.3%              $966          2.2%

                                                          ======         ===               ====          ===

Earnings per share
Diluted
  Income from continuing operations                         $.17                            $18
  Loss from discontinued operations                                                        (.09 )
                                                        ---------                      ---------
  Net income                                                $.17                           $.09
                                                        =========                      =========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

Revenues. Revenues increased 26.2%, or $11.5 million, for the three months ended September 30, 2003 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increase was primarily attributable to increased revenues in the Professional Engineering Segment. Management attributes this increase primarily to an increase in subcontracted revenues on a major project with respect to which RCM is the general contractor. Subcontracted revenues recognized by RCM for the three months ended September 30, 2003 were approximately $8.3 million as compared to $1.6 million for the comparable prior year period. RCM, as general contractor on this major project, subcontracts certain tasks outside of RCM's core competencies as agreed upon with RCM's customer.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended September 30, 2003 Compared to Three Months
 Ended September 30, 2002 - (Continued)

Cost of Services. Cost of services increased 37.0%, or $11.8 million, for the three months ended September 30, 2003 as compared to the comparable prior year period. This increase was primarily due to an increase in subcontractor costs associated with increased subcontracted revenues experienced during the three months ended September 30, 2003. Cost of services as a percentage of revenues increased to 79.1% for the three months ended September 30, 2003 from 72.9% for the comparable prior year period. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services, which have historically had lower gross profit margins.

Selling, General and Administrative. Selling, general and administrative expenses increased 0.5%, or $39,000, for the three months ended September 30, 2003 as compared to the comparable prior year period. This increase was primarily attributable to increased selling expenses associated with increased sales in the Information Technology sector, which were offset by ongoing cost cutting and cost containment initiatives. SGA expenses as a percentage of revenues were 15.1% for the three months ended September 30, 2003 as compared to 19.0% for the comparable prior year period.

Depreciation and Amortization. Depreciation and amortization decreased 4.0%, or $13,000, for the three months ended September 30, 2003 as compared to the comparable prior year period. This decrease was primarily due to write down of impaired fixed assets in periods since September 30, 2002.

Other Expense. Other expense consists of interest expense, net of interest income and gains on foreign currency transactions. For the three months ended September 30, 2003, actual interest expense of $123,000 was offset by $19,600 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, decreased $2,800 for the three months ended September 30, 2003 as compared to the comparable prior year period. This increase was primarily due to interest on a post judgment verdict of $7.6 million (see note 11). The comparative increase was mitigated by cash derived from operating activities, which was used to reduce interest-bearing debt as well as, a reduction in interest rates on borrowed funds. Gains on foreign currency transactions decreased $21,300 because of the strengthening of the Canadian Dollar as compared to the U.S. Dollar was greater in the second quarter as compared to the third quarter.

Income Tax. Income tax expense decreased 19.5%, or $232,000, for the three months ended September 30, 2003 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the three months ended September 30, 2003 compared to the comparable prior year period. The effective tax rate was 34.6%, for the three months ended September 30, 2003 as compared to 38.4% for the comparable prior year period. The decrease in effective tax rate was attributable to a higher portion of foreign taxable income, which had a lower effective income tax rate due to a reversal of foreign taxes in the prior year.

Loss from Discontinued Operations. In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($948,200 net of income tax benefit of $632,000) for the three months ended September 30, 2002, or $.09 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of operations for the three months ended September 30, 2002. The Company continues to operate its commercial services business segment.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

Operating activities provided $2.8 million of cash for the nine months ended September 30, 2003 as compared to operating activities providing $29.2 million of cash for the comparable 2002 period. The decrease in cash provided by operating activities was primarily attributable to an increase in accounts receivable and restricted cash which was partially offset by an increase in accounts payable, accrued payroll and payroll and withheld taxes and a decrease in income tax refund receivable, deferred tax asset and prepaid expenses and other current assets.

Investing activities used $1.7 million for the nine months ended September 30, 2003 as compared to $4.7 million for the comparable 2002 period. The decrease in the use of cash for investing activities for the fiscal 2003 as compared to the comparable period was primarily attributable to a decrease in deferred consideration payments.

Financing activities principally consisted of debt reduction of $120,000 in 2003 as compared to financing activities using $22.3 million for debt reduction for the comparable 2002 period. The Company incurred $6.8 million of borrowed funds to finance the aforementioned cash deposit in lieu of bond.

On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement which was further amended on October 1, 2003, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate. As cash flow permits and depending on interest rate movements, the Company may, from time to time and subject to a nominal prepayment fee, apply available cash flows to reduce the Revolving Credit Facility.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2004. The weighted average interest rates for the nine months ended September 30, 2003 and 2002 were 3.24% and 3.78%, respectively. The amounts outstanding under the Revolving Credit Facility at September 30, 2002 and December 31, 2002 were $7.3 million and $7.4 million, respectively. At September 30, 2003, the Company had availability (including amounts outstanding) under the Revolving Credit Facility of $17.6 million.

The Company anticipates that its primary use of capital in future periods will be for working capital purposes. Funding for any future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions.

On September 30, 2003, the Company filed with the Securities and Exchange Commission an offer to exchange 1,328,273 stock options for 607,945 shares of restricted common stock and cash consideration equal to 67% of the value of the restricted common stock. The exact value of the restricted common stock expected to be issued and the cash consideration expected to be paid will not be known until the exchange date of the offer, which will be no sooner than November 14, 2003. The value of the restricted common stock expected to be issued and the amount of cash consideration expected to be paid will depend on the number of tendered options actually exchanged and the market value of RCM's common stock at the time of the exchange.

Assuming 100% participation and using the October 9, 2003 closing price of $6.54, the total consideration estimated to be charged to operations in the fourth quarter ended December 31, 2003 would be approximately $6.7 million ($4.0 million, net of a total income tax benefit of $2.7 million). The $6.7 million would be comprised of approximately $4.0 million for restricted common stock plus $2.7 million in cash consideration.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources (Continued)

The immediate funding of the cash consideration will be derived from funds borrowed from the Revolving Credit Facility. The Company believes that its borrowing base is currently sufficient to allow this additional borrowing. Provided the Company has positive taxable income in future periods, this transaction will be approximately cash flow neutral to the Company as the combined tax benefits from the restricted common stock expected to be issued and the cash consideration expected to be paid will be approximately equal the cash consideration expected to be paid.

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

At September 30, 2003, the Company has a deferred tax asset totaling $2.9 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the deferred tax asset during the twelve months ended September 30, 2004.

The Company's contractual obligations as of September 30, 2003 are as follows
(In Thousands):

                                                            Payments Due by Period
                                            --------------------------------------------------------

                                             Less Than                                  More Than
                                 Total        1 Year        1-3 Years     3-5 Years      5 Years
                               -----------  ------------   ------------  ------------  -------------


    Note Payable (1)               $7,300        $7,300
    Operating Leases               10,696           738         $5,174        $1,956         $2,828
                               -----------  ------------   ------------  ------------  -------------


    Total Obligations             $17,996        $8,038         $5,174        $1,956         $2,828
                               ===========  ============   ============  ============  =============



     (1) The Revolving Credit Facility agreement expires in August 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2003, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 25 basis points) increase in interest rates on its variable debt (using average debt balances during the nine months ended September 30, 2003 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 4.       CONTROLS AND PROCEDURES

An evaluation of the effectiveness, as of the end of the period covered by this report, of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2003. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs, concerning the alleged wrongful limiting of the number of shares that they could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury's verdict and the trial judge also upheld the jury's verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict prejudgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment after August 4, 2003 (at the rate of 5% per annum until December 31, 2003 and at the rate of 4% per annum in 2004). The Company has appealed from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest.

     As a result of the verdict, the Company accrued a reserve of $8.6 million as of December 31, 2002, which included a $1.0 million estimate for attorneys' fees and interest.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10 Third Amendment And Modification to Amended And Restated Loan and Security Agreement dated October 1, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania , as Administrative Agent and Arranger (filed herewith).

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

(b) Reports on Form 8-K

    Current Report on Form 8-K dated August 6, 2003 reporting items 7 and 9 and containing as an Exhibit the Press Release dated August 6, 2003 issued by the Company.

                             RCM TECHNOLOGIES, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        RCM Technologies, Inc.





      Date:  November 6, 2003            By:/s/ Stanton Remer
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