Form 10-K
period 2003-12-31
RCM TECHNOLOGIES INC
filed 2004-03-18
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 or
15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........
                         Commission file number 1-10245

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES                 NO   X
    ----                --

      The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 17, 2004 was approximately $41,750,000 based upon the closing price of the Common Stock on June 30, 2003 on The Nasdaq National Market of $3.90. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

     The number of shares of Registrant's Common Stock (par value $0.05 per share) outstanding as of March 17, 2004: 11,300,529.

Documents Incorporated by Reference

         Portions of the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") are incorporated by reference into Items 10,11,12, 13 and 14 in Part III of this Annual Report on Form 10-K. If the 2004 Proxy Statement is not filed by April 29, 2004, an amendment to this Annual Report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

                             RCM Technologies, Inc.

                                    FORM 10-K

                                TABLE OF CONTENTS



PART I........................................................................................................   1
     Item  1.  Business.......................................................................................   2
     Item  2.  Properties.....................................................................................  10
     Item  3.   Legal Proceedings.............................................................................  11
     Item  4.   Submission of Matters to a Vote of Security Holders...........................................  11

PART II        ...............................................................................................  12
     Item  5.   Market for Registrant's Common Equity and Related Stock Holder Matters......................... 12
     Item  6.  Selected Consolidated Financial Data...........................................................  13
     Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  14
     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.....................................  27
     Item  8.  Financial Statements and Supplementary Data....................................................  27
     Item  9.  Changes in and Disagreements with Accountants on Accounting Financial Disclosure...............  27
     Item 9A.  Controls and Procedures........................................................................  27



PART III       ...............................................................................................  28
     Item 10.  Directors and Executive Officers of the Registrant.............................................  28
     Item 11.  Executive Compensation.........................................................................  28
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................  28
     Item 13.  Certain Relationships and Related Transactions.................................................  28
     Item 14.  Principal Accountant Fees and Services.........................................................  28

PART IV        ...............................................................................................  29
     Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................  29
     Signatures...............................................................................................  31



                                     PART I


Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions, the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption, the outcome of litigation (at both the trial and appellate levels) involving the Company and the impact on the Company of its exchange offer relating to its outstanding stock options. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions and placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities;
(viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers;
(x) the Company's ability to remain competitive in the markets that it serves;
(xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

     General

     RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM has been an innovative leader in the design, development and delivery of these services to commercial and government sectors for more than 30 years. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management and Enterprise Application Integration. RCM's portfolio of Professional Engineering services focuses on Engineering Design, Technical Support and Project Management and Implementation. The Company's Commercial Services business unit provides Healthcare contract professionals as well as Clerical and Light Industrial temporary personnel. The Company provides its services to clients in the banking and finance, healthcare, insurance, aerospace, pharmaceutical, telecommunications, utility, technology, manufacturing, distribution and government sectors. The Company believes it offers a range of services that fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

     During the year ended December 31, 2003, approximately 49% of RCM's total revenues were derived from IT services, 42% from Engineering services and the remaining 9% from Commercial Services. The Company has executed a regional strategy to better leverage its consulting services offering. RCM sells and delivers its services through a network of 37 branch offices located in selected regions throughout North America.

     Demand for IT consulting services has continued the decline that commenced in early 2001 after several years of rapid growth. The decline in sales along with a decline in operating income of certain branch offices resulted in goodwill impairment charges for the years ended December 31, 2002 and 2001.

     The Company's financial performance is related to economic growth levels and subsequent changes in temporary and full-time hiring levels. A slower than expected economic recovery could jeopardize the Company's earnings growth.

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

     Although many companies have recognized the importance of optimizing IT systems and products to support business processes in competing in today's challenging climate, the process of designing, developing and implementing IT solutions has become increasingly complex. With the prevailing economic conditions, many customers have nonetheless elected to defer, redefine or actually cancel investments in new systems or software. Many companies are focusing now on making the most effective use of existing investments they have already made in software and technology solutions. Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered a competitive imperative. Many clients have laid off portions of their own permanent staff and reduced the demand for consulting services in attempts to maintain profitability. This has a direct impact on RCM's revenues.

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

     The Company believes the strongest demand for IT services is among middle-market companies, which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives. These companies often rely on IT service providers to help implement and manage their systems. However, many middle-market companies rely on multiple providers for their IT needs. Generally, the Company believes that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies' needs. The Company believes this reliance on multiple service providers creates multiple relationships that are more difficult and less cost-effective to manage than a single relationship would be and can adversely impact the quality and compatibility of IT solutions. RCM is structured to provide middle-market companies an objective, single source for their IT needs.

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

     Growth Strategy

     Full Life Cycle Solution. The Company is building a Full Life Cycle Solution capability. The goal of the full life cycle strategy is to fully address a client's project implementation cycle at each stage of its development. This entails the Company working with its clients from the initial conceptualization of a project through its design and project execution, and extending into ongoing management and support of the delivered product. RCM's strategy is to selectively build projects and solutions offerings which utilize its extensive resource base. The Company believes that the effective execution of this strategy will generate improved margins on the existing resources. The completion of this service-offering continuum will afford the Company the opportunity to strengthen long-term client relationships that will further contribute to the quality of earnings.

     In addition to building a Full Life Cycle Solution offering, the Company will continue to focus on transitioning into higher value oriented services to increase its margins on its various service lines. The Company will seek to accomplish these measures through expansion of its client relationships while at the same time pursuing strategic alliances and partnerships.

     Promote Internal Growth. The Company continues to evolve its internal growth strategies. Several initiatives were launched during 2003. National and regional sales management programs were designed and implemented to segregate clients into priority accounts. This process is improving account coordination so clients can benefit from the wider array of services offered throughout the Company's service area.

     During 2003, RCM continued a company-wide training initiative in which sales managers and professionals received advanced sales training. The purpose of the training, which is a multi-semester program, is to enhance sales skills and to further assist the sales force in identifying, developing and closing solution sales.

     RCM has adopted an industry-centric approach to sales and marketing. This initiative recognizes that clients within the same industry sectors tend to have common business challenges. It therefore allows the Company to present and deliver enhanced value to those clients in the industrial sectors in which RCM has assembled the greatest work experience. RCM's consultants continue to acquire project experience that offers differentiated awareness of the business challenges that clients in that industry are facing. This alignment also facilitates and creates additional cross-selling opportunities. The Company believes its strategy will lead to greater account penetration and enhanced client relationships.

     Operational strategies contributing to RCM's internal productivity include the delineation of certain new technical practice areas in markets where its clients had historically known the Company as a contract service provider. The formation of these practice areas will facilitate the flow of project opportunities and the delivery of project-based solutions.

     Continue Selective Strategic Acquisitions. The industry for the Company's services continues to be highly fragmented, and the Company plans to continue to selectively assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's past acquisition strategy was designed to broaden the scope of services and technical competencies and grow its Full Life Cycle Solution capabilities, and the Company would continue to consider such goals in any future acquisitions. In considering acquisitions, the Company focuses principally on companies with (i) technologies RCM has targeted for strategic value enhancement, (ii) margins that will not dilute the margins now being delivered, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company's management team. To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to three-year period.

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

     Develop and Maintain Strong Customer Relationships. The Company seeks to develop and maintain strong interactive customer relationships by anticipating and focusing on its customers' needs. The Company emphasizes a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach that the Company believes is used by many of its competitors. The industry-centric strategy is facilitating RCM to further expand its relationships with clients in RCM's targeted sectors.

     To develop close customer relationships, the Company's practice managers regularly meet with both existing and prospective clients to help design solutions and identify the resources needed to execute their strategies. The Company's managers also maintain close communications with their customers during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach can result in greater customer satisfaction and reduce business development expense. Additionally, the Company believes that by partnering with its customers in designing business solutions, it can generate new opportunities to cross-sell additional services that the Company has to offer. The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of our customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

     Attract and Retain Highly Qualified Consultants and Technical Resources. The Company believes it has been successful in attracting and retaining qualified consultants and contractors by (i) providing stimulating and challenging work assignments, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing training to maintain and upgrade skills and (v) aligning the needs of its customers with the appropriately skilled personnel. The Company believes it has been successful in retaining these personnel due in part to its use of practice managers or "ombudsmen" who are dedicated to maintaining contact with, and monitoring the satisfaction levels of, the Company's consultants while they are on assignment.
                                       4

     Centralize Administrative Functions. The Company continues to improve its operational efficiencies by integrating general and administrative functions at the corporate or regional level, and reducing or eliminating redundant functions formerly performed at smaller branch offices. This enables the Company to quickly realize savings and synergies and to efficiently control and monitor its operations. It also allows local branches to focus more on growing their sales.

     To accomplish this, the Company is centralized on an SAP operating system into which it integrated all of its operating units. The software is configured to perform all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and all financial consolidation and reporting functions. The Company believes that this system provides a robust and highly scalable platform from which to manage daily operations, and that this system has the capacity to accommodate increased usage. During 2003, the Company completed the implementation of a unified "front end" system, which manages work orders, and client contacts in a web based system. This application puts all RCM locations on a common database. The results continue to indicate improved efficiencies and greater cooperation in support of key vertical industry sector requirements.

     Information Technology

     The Company's Information Technology Group offers responsive, timely and comprehensive business and information technology consulting and solutions to support the entire systems applications development and implementation process. The Company's information technology professionals have expertise in a variety of technical disciplines, including e-business development, application integration, network communications, knowledge management and support of client applications.

     The Company has a wide array of service offerings and deliverables within this spectrum. Within its e-business offering, RCM delivers web strategies, web enablement of client applications, e-commerce solutions, Intranet solutions, corporate portals and complete web sites. Within its business intelligence practice, RCM provides data architecture design, data warehousing, knowledge management, customer relationship management and supply chain management solutions. In its enterprise applications area, RCM delivers software sales for certain applications, implementation services, infrastructure support, integration services, and an array of post-implementation support services. In its enterprise application integration work, the Company integrates diverse but related enterprise applications into unified cohesive operating environments. The Company believes that its ability to deliver information technology solutions across a wide range of technical platforms provides an important competitive advantage.

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

     As of December 31, 2003, the Company had assigned approximately 800 information technology employees and consultants to its customers.

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

     The Company believes that the deregulation of the utilities industry and the aging of nuclear power plants offer the Company an opportunity to capture a greater share of professional staffing and project management requirements of the utilities industry both in professional engineering services and through cross-selling of its information technology services. Heightened competition, deregulation and rapid technological advances are forcing the utilities industry to make fundamental changes in its business process. These pressures have compelled the utilities industry to focus on internal operations and maintenance activities and to increasingly outsource their personnel requirements. Additionally, the Company believes that increased performance demands from deregulation should increase the importance of information technology to this industry. The Company believes that its expertise and strong relationships with certain customers within the utilities industry position the Company to be a leading provider of professional services to the utilities industry.

     The Company provides its engineering services through a number of delivery methods. These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

     As of December 31, 2003, the Company had assigned approximately 560 engineering and technical employees and consultants to its customers.

     Commercial Services

     The Company's Commercial Services Group consists of Specialty Health Care and General Support Services.

     The Company's Specialty Health Care Group provides skilled, licensed healthcare professionals, primarily physical therapists, occupational therapists, speech language pathologists and trauma nurses. The Specialty Health Care Group provides services to hospitals, nursing homes, pre-schools and lower schools, sports medicine facilities and private practices. Services include in-patient, outpatient, sub-acute and acute care, multilingual speech pathology, rehabilitation, and geriatric, pediatric and adult day care. The Specialty Health Care Group does not provide general nursing or home healthcare services. Typical engagements range either from three to six months or are on a day-to-day shift basis.

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

     As of December 31, 2003, the Company had assigned approximately 870 commercial services personnel to its customers.

     Branch Offices

     The Company's organization consists of five operating regions with 37 branch offices located in 12 states and Canada. The regions and services provided by each of the branch offices are set forth in the table below.

                                                     NUMBER OF
     REGION                                          OFFICES          SERVICES PROVIDED(1)

     EAST
       Connecticut...................................   2             PE
       Maryland......................................   1             IT
       Massachusetts.................................   1             IT
       New Jersey....................................   2             IT, PE
       New York......................................   3             IT, PE, CS
       Pennsylvania..................................   2             IT, PE
       Vermont.......................................   1             PE
                                                        -
                                                       12
                                                       --
     GREAT LAKES
       Michigan......................................   5             IT, PE
       Minnesota.....................................   1             IT
       Wisconsin.....................................   3             IT, PE
                                                        -
                                                        9
                                                        -
     CENTRAL
       Texas.........................................   2             IT
                                                        -
                                                        2
                                                        -
     WEST
       Northern California...........................   1             IT
       Southern California...........................   6             IT, CS
                                                        -
                                                        7
                                                        -

     CANADA..........................................   7             IT, PE
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

     The Company believes that substantial portions of the buying decisions made by users of the Company's services are made on a local or regional basis and that the Company's branch offices most often compete with local and regional providers. Since the Company's branch managers are in the best position to understand their local markets, and customers often prefer local providers, the Company believes that a decentralized operating environment enhances operating performance and contributes to employee and customer satisfaction.

     From its headquarter locations in New Jersey, the Company provides its branch offices with centralized administrative, marketing, finance, MIS, human resources and legal support. Centralized administrative functions minimize the administrative burdens on branch office managers and allow them to spend more time focusing on sales and marketing and practice development activities.

     Our principal sales offices have one General Manager, one sales manager, three to six sales people, several technical delivery or practice managers and several recruiters. The General Managers report to Regional Managers who are responsible for ensuring that performance goals are achieved. The Company's branch managers meet frequently to discuss "best practices" and ways to increase the Company's cross selling of its professional services. The Company's practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

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

     The Company has elevated the importance of working with and developing its partner alliances with technology firms. Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company. Relations have been established with firms such as Microsoft, QAD, Mercury, IBM, and Oracle among others. The partner programs may be managed either at a national level from RCM's corporate offices or at a regional level from its branch offices.

     Some of the Company's larger representative customers include 3M, ADP, Bristol Myers Squibb, Bruce Power L.P, Entergy, FlightSafety International, IBM, MSC Industrial Supply, Ontario Power Generation, Schering Plough, Target, United Technologies, U.S. Treasury and Wells Fargo. The Company serves Fortune 1000 companies and many middle market clients. The Company's relationships with these customers are typically formed at the local or regional level or, when appropriate, at the corporate level for national accounts.

     During 2003, the Company's only customer with sales greater than 10% of total sales was Bruce Power LP which accounted for 22% of the Company's revenues. The Company's five and ten largest customers accounted for approximately 42% and 52%, respectively, of the Company's revenues for 2003. However, of the $45.1 million in revenues from the Company's largest customer, $24.1 million represented "Pass-Through" revenues where the Company acted as a general contractor and subcontracted $24.1 million of business at a gross margin of approximately 1.2%. If the Company adjusted for these pass-through revenues, its largest customer would have accounted for 11.5% of total revenues. Similarly, the Company's five and ten largest customers would have accounted for 34.5% and 45.6%, respectively.

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

     Information Systems

     The Company has invested, and intends to continue to invest, in the SAP R/3 software that it has installed. This system is deployed on clustered Compaq servers and is running on a SQL 7.0 database. The branch offices of the Company are networked to the corporate offices so the SAP application is accessed at all operational locations. This system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality. In addition to SAP, the Company has implemented a unified front end system that manages the consultant information in a skills based database, work order flows, customer contacts and sales reporting on a national basis. The web based system, provided by Main Sequence, Inc., was heavily customized and is hosted and maintained by the Company's headquarters. Each of the service groups maintains databases to permit efficient tracking of available personnel on a local basis. This system facilitates efficient matching of customers' requirements with available technical personnel and provides contact management functionality for the sales force.

     Competition

     The market for IT and engineering services includes a large number of competitors, is subject to rapid change and is highly competitive. As the market demand has shifted, many software companies have adopted tactics to pursue services and consulting offerings making them direct competitors when in the past they may have been alliance partners. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

     The Company believes its principal competitive advantages in the IT and professional engineering services market include: breadth of services offered, technical expertise, knowledge and experience in the industry, quality of service, responsiveness to client needs and speed in delivering IT solutions.

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

     Employees

     As of December 31, 2003, the Company employed an administrative staff of approximately 250 people, including certified IT specialists and licensed professional engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company. As of December 31, 2003, there were approximately 800 information technology and 560 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods. As of December 31, 2003, there were approximately 870 commercial services employees. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

     Access to Company Information

     RCM Technologies, Inc. electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission
     (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy, information statements, and other information regarding issuers that file electronically.

     RCM Technologies, Inc. makes available, free of charge, through its website or by responding to requests addressed to the Company's Corporate Secretary, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company's website is http://www.rcmt.com. The information contained on the Company's website, or on other websites linked to the Company's website, is not part of this document. Reference herein to the Company's website is in an inactive text reference only.

     The Company is a Nevada corporation organized in 1971. The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ 08109-4613.

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

     The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 9,100 square feet and are leased at a rate of $13.25 per square foot per annum for a term ending on January 31, 2006.

     The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271. These premises consist of approximately 28,000 square feet and are leased at a rate of $25.00 per square foot per annum for a term ending on June 30, 2012.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to a lawsuit from persons from whom the Company acquired stock in an acquisition that occurred in the year 1998. The lawsuit arises from allegations of wrongful termination and/or failure of the Company to pay deferred consideration under the relevant acquisition agreement. The range of possible loss for the aforementioned lawsuit, is from $-0- to approximately $825,000. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuit that should serve to defeat or diminish the Company's potential liability.


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

The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2003. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs, concerning the alleged wrongful limiting of the number of shares that they could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury's verdict and the trial judge also upheld the jury's verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict prejudgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment after August 4, 2003 (at the rate of 5% per annum until December 31, 2003 and at the rate of 4% per annum in 2004). The Company has appealed to the Appellate Division of the Superior Court of New Jersey from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal is scheduled to be concluded in April 2004. The timing of a ruling on the appeal cannot be predicted at this time.


In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which includes the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. During fiscal 2003, the Company paid $1.3 million in fees. As of December 31, 2003, the accrued litigation reserve was $8.4 million.

In addition, in November, 2002, the Company brought suit in the Superior Court of New Jersey, Law Division on professional liability claims against the attorneys who served as its counsel in the acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1) for its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) for any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) for its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That lawsuit has been temporarily stayed in the Law Division at the request of the defendants until at least May 10, 2004 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

The litigation and other claims previously noted are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the Symbol "RCMT". The following table sets forth approximate high and low sales prices for the two years in the period ended December 31, 2003 as reported by The Nasdaq National Market:

                                                                       Common Stock
                                                              --------------------------------

         Fiscal 2002                                           High                     Low
                                                              ------                   -----

              First Quarter.................................. $5.34                    $4.41
              Second Quarter.................................  5.25                     4.10
              Third Quarter..................................  5.14                     3.73
              Fourth Quarter................................. $4.94                    $3.70

         Fiscal 2003

              First Quarter.................................. $4.08                    $2.52
              Second Quarter.................................  3.98                     2.10
              Third Quarter..................................  5.50                     3.39
              Fourth Quarter................................. $7.69                    $4.81

     Holders

     As of March 1, 2004, the approximate number of holders of record of the Company's Common Stock was 686. Based upon the requests for proxy information in connection with the Company's most recent Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 2,625.

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

                                                               Years Ended                               Two Months      Year Ended
                                                                                                           Ended
                                     ----------------------------------------------------------------------------------------------

                                                               December 31,                             December 31,    October 31,
                                     ----------------------------------------------------------------------------------------------
                                            2003            2002            2001            2000            1999          1999
                                     -------------------------------- -------------------------------------------- ----------------
   Income Statement

   Revenues                              $206,605,188   $186,650,616    $234,739,066     $305,444,247     $51,119,860 $311,412,892
   Gross profit                            44,594,686     46,664,861      62,575,740       78,045,164      13,163,458   76,274,494

   Income before the charges
   listed   below                           6,812,107      8,005,135       9,407,072       11,058,650       2,489,434   17,237,944
   Amortization, net of tax                   (18,000)       (12,000)     (5,385,000)      (4,390,000)       (450,000)  (2,410,000)
   Goodwill impairment, net of tax                       (24,748,000)    (22,758,000)    ( 26,534,000)
   Unusual items, net of tax                              (6,414,000)                      (2,083,000)
   Equity compensation, net of tax         (4,014,954)
   Income (loss) from continuing
     operations                             2,779,153    (23,168,865)     18,735,928)    ( 21,948,350)      2,039,434   14,827,944
   (Loss) gain from discontinued
     operations                                             (967,065)        (20,041)          51,964          11,559      120,304
   Net income (loss)                       $2,779,153   ($24,135,930) ($  18,755,969)  ($  21,896,386)     $2,050,993  $14,948,248

   Earnings Per Share (1)
   Income (loss) from continuing
     Operations                                  $.26         ($2.19)         ($1.78)          ($2.09)           $.19        $1.36
   (Loss) gain from discontinued
     Operations                                                 (.09)                                                          .01
   Net income (loss)                             $.26         ($2.28)         ($1.78)          ($2.09)           $.19        $1.37
   Net income (loss)(basic
   and        diluted)                           $.26         ($2.28)         ($1.78)          ($2.09)           $.20        $1.43

                                                               December 31,                            December 31,     October 31,
                                     ----------------------------------------------------------------------------------------------
                                            2003             2002            2001            2000            1999             1999
                                     ---------------- --------------- ------------------------------------------------ ------------
   Balance Sheet

   Working capital                       $23,881,579     $16,516,062     $10,977,131      $56,508,604     $61,383,437    54,866,477
   Total assets                           99,703,589      88,439,784     131,155,945      174,268,828     183,950,884   184,047,546
   Long term liabilities                                                                   49,483,873      47,300,000    40,800,000
   Total liabilities                      32,533,493      29,193,630      47,866,145       72,206,502      59,854,255    62,045,376
   Shareholders' equity                  $67,170,096     $59,246,154     $83,289,800     $102,062,326    $124,096,629  $122,002,170

   (1) Shares used in computing
       earnings per share:

   Basic                                  10,716,179      10,585,503      10,519,701       10,499,305      10,496,225    10,484,764
   Diluted                                10,896,305      10,585,503      10,519,701       10,499,305      10,951,447    10,942,146



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be volatile. The Company's consolidated revenues have declined 32.4% or $98.8 million from a peak of $305 million in year 2000. RCM had established significant personnel and infrastructures to support a high-growth strategy through broad-based market penetration and acquisitions. The dramatic slowdown in the United States economy, which began during 2000, prompted management to reconsider its strategy. In that regard, the Company initiated non-strategic reductions in its staff personnel and office requirements in response to the decrease in sales volume in year 2001. Since that time, management has continued to monitor its operating cost structure in order to maintain a cost benefit relationship with revenues. In addition, there has been an ongoing focus on working capital management and cash flows. These efforts have resulted in an improvement in accounts receivable collections, debt reduction and improved cash flows. Furthermore, the Company has improved discipline in its marketing and sales strategies and now focuses on growth in targeted vertical markets and in service offerings providing greater opportunities to maximize returns.

     In addition, many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered a competitive imperative. Many clients have laid off portions of their own permanent staff and greatly reduced the demand for consulting services in attempts to maintain profitability.

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

     The Company provides project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions work are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solutions and project management services. The Company also realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed.

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

     Critical Accounting Policies

     The financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments, and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The Company has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Revenue Recognition (Continued)

     Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases, the Company receives an administrative fee for arranging for, billing for and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, the Company's reported revenues are net of associated costs (effectively the administrative fee).

     Permanent Placement Fees - The Company earns permanent placement fees. Fees for placements are recognized at the time the candidate commences employment. The Company guarantees its permanent placements for 90 days. In the event a candidate is not retained for the 90 day period, the Company will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, the Company will provide a refund to the client. An allowance for refunds, based upon the Company's historical experience, is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenue.


     Accounts Receivable

     The Company's accounts receivable are due from various types of companies. Credit is extended based on evaluation of customers' financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     Goodwill and Intangibles

     Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." Accordingly, the Company discontinued amortizing goodwill and began applying the specific guidance contained in that Statement to evaluate the carrying value and recoverability of its goodwill by evaluating the fair market value of the reporting units within which goodwill resides. The process of estimating fair value, in part, relies on the use of forecasts to estimate future cash flows expected from a reporting unit. The estimation of future cash flows, based on reasonable and supportable assumptions and projections, requires management's subjective judgments. The time periods for estimating future cash flows are lengthy, which increases the risk that actual future results could significantly deviate from estimates. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill, which resulted in an impairment loss of approximately $30 million for the year ended December 31, 2002. There were no impairment losses for the year ended December 31, 2003. Changes in future market conditions, the Company's strategy, or other factors could impact upon the future values of these reporting units, which could result in future impairment charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Accounting for Stock Options

     The Company has used stock options to attract, retain, and reward employees for long-term service. Generally accepted accounting principles allow alternative methods of accounting for these awards. The Company has chosen to account for its stock plans (including stock option plans) under APB Opinion 25, "Accounting for Stock Issued to Employees." Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's income statement. SFAS 123, "Accounting for Stock-Based Compensation," prescribes the alternative method of accounting for stock options. Had SFAS 123 been adopted, the Company would have recorded additional pre-tax costs of approximately $650,000 for the year ended December 31, 2003. The pro-forma compensation cost was calculated using the Black-Scholes Options Pricing Model, which includes estimates based on assumptions for the risk-free interest rate, life of options and stock price volatility. Changes in the underlying assumptions could impact the pro-forma compensation cost.

     Accounting for Income Taxes

     In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. As of December 31, 2003, the Company has total net deferred tax assets of $4.6 million. This includes $936,000, which relates primarily to federal and state net operating loss carry forwards. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (In thousands, except for earnings per share data)

                                                    Year Ended               Year Ended                Year Ended
                                                 December 31, 2003        December 31, 2002        December 31, 2001
                                              ------------------------ ------------------------ -------------------------
                                                               % of                     % of                      % of
                                               Amount       Revenue      Amount      Revenue      Amount        Revenue
                                              ----------  ------------ ----------- ------------ ----------- -------------
 Revenues                                      $206,605         100.0    $186,651        100.0    $234,739       100.0
 Cost of services                               162,010          78.4     139,986         75.0     172,163        73.3
                                              ----------  ------------ ----------- ------------ ----------- -------------
 Gross profit                                    44,595          21.6      46,665         25.0      62,576        26.7

 Selling, general and administrative             32,558          15.8      33,320         17.9      42,840        18.3
 Depreciation and amortization                    1,223            .6       1,258           .7       7,418         3.2
 Compensation for stock tender offer              6,692           3.2
 Litigation charge                                                          9,718          5.2
 Impairment of goodwill                                                    29,990         16.1      34,993        14.9
 Other expense                                      182            .1         156           .1       2,269         1.0
 Income (loss) from continuing
 operations      before income taxes              3,940           1.9     (27,797)       (15.0)    (24,944)      (10.6)
 Income taxes (benefit)                           1,161            .6      (4,608)        (2.5)     (6,208)       (2.6)
 Income (loss) from continuing operations         2,779           1.3     (23,169)       (12.5)    (18,736)       (8.0)
 Loss from discontinued operations, net
 of     taxes                                                                (967)         (.5)        (20)
                                              ----------  ------------ ----------- ------------ ----------- -------------
 Net income (loss)                               $2,779           1.3    ($24,136)       (13.0)   ($18,756)       (8.0)
                                              ==========  ============ =========== ============ =========== =============



 Earnings per share
 Basic and Diluted:
   Income (loss) from continuing operations        $.26                    ($2.19)                  ($1.78)
   Discontinued operations                                               (    .09)
                                              ----------               -----------              -----------
   Net  income (loss)                              $.26                    ($2.28)                  ($1.78)
                                              ==========               ===========              ===========


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Revenues increased 10.7%, or $20.0 million, for 2003 as compared to 2002. The revenue increase was primarily attributable to increased revenues in the Professional Engineering segment. Management attributes this increase primarily to an increase in subcontracted revenues on a major project with respect to which RCM is the general contractor. Subcontracted revenues recognized by RCM for 2003 were approximately $24.2 million as compared to $4.7 million for 2002. RCM, as general contractor on this major project, subcontracts certain tasks outside of RCM's core competencies as agreed upon with RCM's customer.

Cost of Services. Cost of services increased 15.7%, or $22.0 million, for 2003 as compared to 2002. This increase was primarily due to an increase in subcontractor costs associated with increased subcontracted revenues experienced during 2003. Cost of services as a percentage of revenues increased to 78.4% for 2003 from 75.0% for 2002. This increase was primarily attributable to an increase of the Company's revenues being derived from Professional Engineering services, which have historically had lower gross profit margins.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 (Continued)

     Selling, General and Administrative. Selling, general and administrative ("SGA") expenses decreased 2.3%, or $762,000 for 2003 as compared to 2002. This decrease was primarily attributable to ongoing cost cutting and cost containment initiatives. SGA expenses as a percentage of revenues were 15.8% for 2003 as compared to 17.9% for 2002.

     Depreciation and Amortization. Depreciation and amortization decreased 2.8%, or $35,000, for 2003 as compared to 2002. This decrease was primarily due to write down of impaired fixed assets prior to 2003.

     Other Expense. Other expense consists of interest expense, net of interest income and gains on foreign currency transactions. For 2003, actual interest expense of $382,600 was offset by $68,100 of interest income, which was principally earned from short-term money market deposits. For 2002, actual interest expense of $770,000 was offset by $599,000 of interest income, which was principally earned from an income tax refund claim with the Internal Revenue Service. The reduction of actual interest expense of $387,800 was attributable to lower interest rates as well as reduced need for average borrowings in 2003. The reduction in interest expense was mitigated by interest on a post judgment verdict of $7.6 million (see note 17). Gains on foreign currency transactions increased $115,300 because of the strengthening of the Canadian Dollar as compared to the U.S. Dollar.

     Income Tax. Income tax expense increased 125.2%, or $5.8 million, for fiscal 2003 as compared to fiscal 2002. This increase was attributable to the increased level of income before taxes for fiscal 2003 as compared to fiscal 2002. The effective tax rate was 29.5%, for fiscal 2003 as compared to an effective refund rate of 16.6% for fiscal 2002. The increase was attributable to a reduction of tax deductible amortization of intangibles in 2003.

     Compensation Expense for Stock Option Tender. In order to enhance long-term value for the shareholders of the Company, reduce the number of options outstanding and improve the Company's ability to retain and provide incentives to employees and directors, on September 30, 2003, the Company made a tender offer to exchange stock options with a strike price of $7.00 or greater for shares of restricted stock and cash.

     Upon expiration of the tender offer on November 14, 2003, option holders participating in the tender offer received 607,777 shares of restricted stock having an aggregate value of $3.8 million ($6.30 per share) as well as cash consideration of $2.6 million, which was equal to 67% of the value of the restricted common stock. Participants surrendered 1,327,973 stock options, which represented 100% of all options eligible to be surrendered. The Company recorded a charge of $6.7 million ($4.0 million after-tax) to equity compensation expense in the fourth quarter of 2003 due to the tender offer. Provided the Company has positive U.S. Federal taxable income in future periods, the exchange offer will be approximately cash flow neutral to the Company as the combined tax benefits (both the restricted common stock issued and the cash consideration paid are tax deductible expenses) will be approximately equal the actual cash consideration paid to employees and directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 (Continued)

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

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2003. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs, concerning the alleged wrongful limiting of the number of shares that they could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury's verdict and the trial judge also upheld the jury's verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict prejudgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment after August 4, 2003 (at the rate of 5% per annum until December 31, 2003 and at the rate of 4% per annum in 2004). The Company has appealed from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal is scheduled to be concluded in April 2004. The timing of a ruling on the appeal cannot be predicted at this time. As of December 31, 2003, the accrued litigation reserve was $8.4 million.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which includes the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. The after tax effect (on 2002 earnings) of the litigation is $6.4 million.

     Goodwill Impairment. The Company performed an impairment review in accordance with the requirements of SFAS No. 142 for the calendar years 2003 and 2002. During the fourth quarter of calendar 2002 the review indicated that there was an impairment of value, which resulted in a $30.0 million ($24.7 million net of income tax benefit of $5.2 million) charge to expense for the year ended December 31, 2002 in order to properly reflect the appropriate carrying value of goodwill. The results of the 2003 impairment testing indicated no further impairment to goodwill. There can be no assurance that future goodwill tests will not result in further impairment charges.

     Loss from Discontinued Operations. In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for fiscal 2002 or $.09 per share. In accordance with Statement of Financial Accounting Standards (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of income for fiscal 2002. The tax effected operating results of the reporting unit sold were losses of $29,000 for fiscal 2002 and are excluded from income from continuing operations. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 (Continued)

     Segment Discussion  (See Footnote 15)

     Information Technology ("IT")

     IT revenues of $101 million decreased $10.4 million in 2003 or 9.3% compared to 2002. The decline was principally attributable to a softening of demand for information technology services, the weak economy, offshore competition and widespread pricing pressures. The IT segment earnings before interest, taxes,compensation expense for stock tender offer, depreciation and amortization ("EBITDA") was $7.8 million or 7.7% of revenues for 2003 as compared to $8.1 million or 7.3% of revenues for 2002. The EBITDA margin percentage improvement was due to ongoing cost containment efforts.

     Professional Engineering ("PE")

     PE revenues of $86.7 million in 2003 increased $30.7 million or 54.9% compared to 2002. A significant reason for the increase was the revenues generated from engineering services provided to an electric utility plant in Canada. The PE segment EBITDA was $3.9 million, or 4.5% of revenues for 2003 as compared to $4.7 million or 8.4% of revenues for 2002. The decline was attributable to subcontracted revenues recognized by RCM for 2003 of approximately $24.2 million as compared to $4.7 million for 2002. RCM, as general contractor on this major project, subcontracts certain tasks for which RCM accepts lower margins.

     Commercial Services ("CS")

     CS revenues of $19.0 million in 2003 decreased $365,000 or 1.9% compared to 2002. This modest decline was principally attributable to a weak economy. The CS segment EBITDA was $423,000 or 2.2% of revenues as compared to $561,000 or 2.8% of revenues for 2002. The overall decline is principally attributable to competitive pricing pressures and an unfavorable worker's compensation rating market in California.


     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues. Revenues decreased 20.5%, or $48.1 million, for 2002 as compared to 2001. The revenue decline was primarily attributable to softness in the IT sector. Management attributes this softness to overall economic conditions as well as hesitancy by customers to launch new capital spending programs.

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

     Selling, General and Administrative. SGA expenses decreased 22.2%, or $9.5 million, for 2002 as compared to 2001. This decrease was primarily attributable to a reduction in the related variable costs corresponding to reduction in revenues and cost cutting initiatives. SGA expenses, as a percentage of revenues, were 17.9% for 2002 as compared to 18.3% for 2001.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 (Continued)

     Depreciation and Amortization. Depreciation and amortization decreased 83.0%, or $6.2 million, for fiscal 2002 as compared to fiscal 2001. This decrease was primarily due to a decrease in amortization of intangibles of $6.3 million resulting from the Financial Accounting Standards Board (FASB) issuance of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets on July 20, 2001. SFAS 142 was effective for all fiscal periods beginning after December 15, 2001. In accordance with SFAS 142, for fiscal 2002, all previously recognized goodwill and intangible assets with indefinite lives were no longer subject to amortization. If SFAS 142 had been in effect on January 1, 2001, net loss per share would have been $1.27 per share for fiscal 2001 as compared to a net loss per share of $2.28 for 2002.

     Other Expense. Other expense consists principally of interest expense, net of interest income. For 2001, actual interest expense of $770,000 was offset by $599,000 of interest income, which was principally earned from an income tax refund claim with the Internal Revenue Service. Interest expense, net, decreased $2.1 million, or 93%, for fiscal 2002 as compared to fiscal 2001. This decrease was primarily due to the increased cash derived from operating activities, which was used to reduce interest bearing debt as well as the aforementioned interest income earned on the income tax refund and the effect of lower interest rates on borrowed funds.

     Income Tax. Income tax expense decreased 43.4%, or $3.0 million, for fiscal 2002 as compared to fiscal 2001. This decrease was attributable to a lower level of income before taxes for fiscal 2002 as compared to fiscal 2001. The effective tax refund rate was 16.6% for fiscal 2002 as compared to 24.9% for fiscal 2001. The reduction was attributable to tax deductible amortization of intangibles in 2002.

     Goodwill Impairment. As a result of the softness experienced in the IT sector and the resultant revenue decline, management had been closely monitoring the operating results of its IT branches throughout the year, instituting significant reductions in selling, general and administrative expenses and increasing efforts to revitalize sales levels. However, during the fourth quarter of 2002, given the current economic environment and continued reduction of capital spending on technology, management determined that operating performance of certain of its branches indicated that the possibility of impairment of goodwill arising at acquisition might be impaired. The Company performed its annual impairment test as of November 30, 2002 in accordance with SFAS No. 142. The Company determined the fair value of its reporting units using relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill. The analysis revealed that goodwill, amounting to approximately $30.0 million ($24.7 million after taxes), had been impaired and, therefore, would not be recoverable through future profitable operations of these branches.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 (Continued)

     Segment Discussion (See Footnote 15)

     Information Technology

     IT revenues of $111.3 million decreased $54.3 million in 2002 or 32.8% compared to 2001. The decline was principally attributable to a drastic downturn in demand for information technology services, a weakening economy, offshore competition and widespread pricing pressures. The IT segment earnings before interest, taxes,compensation expense for stock tender offer, depreciation and amortization ("EBITDA") was $8.1 million or 7.3% of revenues for 2002 as compared to $13.6 million or 8.2% of revenues for 2001. The EBITDA decrease was the result of significantly lower revenues and pricing pressures in an overall weak market in 2002.

     Professional Engineering
     PE revenues of $56 million in 2002 increased $8.9 million or 18.8% compared to 2001. The principal reason for the increase was the revenue generated from engineering services provided to an electric utility plant in Canada as well as an improving market for engineering services in the power systems field. The PE segment EBITDA was $4.7 million, or 8.4% of revenues for 2002 as compared to $5.5 million or 11.6% of revenues for 2001. The decline was attributable to subcontracted revenues recognized by RCM for 2002 of approximately $4.7 million as compared to none for 2001. RCM, as general contractor on this major project, subcontracts certain tasks for which RCM accepts lower margins.

     Commercial Services

     CS revenues of $19.4 million in 2002 decreased $2.7 million or 12.0% compared to 2001. This decline was principally attributable to a softening economy and the planned exit of low margin contracts. The CS segment EBITDA was $561,000 or 2.8% of revenues for 2002 as compared to $651,000 or 3.0% of revenues for 2001. The overall decline is principally attributable to competitive pricing pressures and an unfavorable worker's compensation rating market in California.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Liquidity and Capital Resources

     Operating activities provided $2.9 million of cash in fiscal 2003 as compared to operating activities providing $30.5 million of cash in fiscal 2002. The decrease in cash provided by operating activities was primarily attributable to an increase in accounts receivable and restricted cash which was partially offset by an increase in accrued payroll, accounts payable and accrued expenses and an increase in income taxes payable and a decrease in income tax refund receivable, deferred tax asset and prepaid expenses and other current assets. The Company in 2003 used $8.3 million of operating cash to secure a cash deposit in lieu of bond in connection with certain litigation as described in Footnote 17 (Contingencies) to the financial statements.

     Investing activities used $1.8 million in fiscal 2003 as compared to $6.0 million for the comparable 2002 period. The reduction in the use of cash for investing activities for fiscal 2003 as compared to the comparable 2002 period was primarily attributable to a reduction in property and equipment expenditures and acquisition and deferred consideration payments.

     Financing activities principally consisted of debt reduction of $120,000 in fiscal 2003 as compared to financing activities using $24.1 million for debt reduction for the comparable 2002 period. The Company incurred $6.8 million of borrowed funds to finance an aforementioned cash deposit in lieu of bond.

     The Company and its subsidiaries entered into an amended and restated loan agreement on May 31, 2002, (further amended on October 1, 2003) with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company. These alternatives are: LIBOR (London Interbank Offered Rate), plus applicable margin, or the agent bank's prime rate. As cash flow permits and depending on interest rate movements, the Company may, from time to time and subject to a nominal prepayment fee, apply available cash flows to reduce the Revolving Credit Facility.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2004. The Company is currently evaluating an extension or replacement of its Revolving Credit Facility after August 2004. The weighted average interest rates for fiscal 2003 and 2002 were 3.67% and 6.49%, respectively. The amounts outstanding under the Revolving Credit Facility at December 31, 2003 and December 31, 2002 were $7.3 million and $7.4 million, respectively. At December 31, 2003, the Company had availability (including amounts outstanding) under the Revolving Credit Facility of $17.7 million.

     The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions. The Company is involved in litigation as described in Footnote 17 (Contingencies) to the financial statements. The outcome of litigation is subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity, and the results of operations for the period in which the effect becomes reasonably estimable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Liquidity and Capital Resources (Continued)

     The Company anticipates that if the plaintiffs in the litigation matter, which is currently being appealed by the Company, are successful in their appeal of the damages, it would need to borrow funds under its Revolving Credit Facility in order to satisfy payment of the additional damages. The Company believes that its borrowing base is sufficient to allow this additional borrowing.

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

     At December 31, 2003, the Company has a current deferred tax asset of $4.6 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the deferred tax asset during the year ended December 31, 2004.

     Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of December
     31, 2003 (in thousands):

                                                                           Payments Due by Period
                                                           --------------------------------------------------------
                                                            Less Than                                  More Than
                                              Total          1 Year       1-3 Years     3-5 Years       5 Years
                                           -------------   ------------  ------------  ------------  --------------

    Long-Term Obligation Capital
    (Finance) Lease Obligations
    Note Payable (1)                             $7,300         $7,300
    Operating Lease Obligations                  10,081         $2,421        $2,876        $1,956          $2,828
    Purchase Obligations
    Other Long-Term Liabilities
     Reflected on the Registrant's
     Balance Sheet Under GAAP
                                           -------------   ------------  ------------  ------------  --------------

    Total                                       $17,381         $9,721        $2,876        $1,956          $2,828
                                           =============   ============  ============  ============  ==============


     (1) The Revolving Credit Facility agreement expires in August 2004.

     Seasonal Variations

     The timing of certain holidays, weather conditions and seasonal vacation patterns can cause the Company's results of operations to fluctuate. The Company generally expects to realize higher revenues, operating income and net income during the second and third quarters and relatively lower revenues, operating income and net income during the first and fourth quarters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Impact of Inflation

     Staffing and project services are priced generally based on mark-ups on prevailing rates of pay, and as a result are able to generally maintain their relationship to direct labor costs. Permanent placement services are priced as a function of salary levels of the job candidates. In 2002, employee benefit costs, primarily health care costs, rose due to an increase in the Company's health insurance premiums. After the significant rise in insurance costs during 2002, the Company implemented a plan to control these costs through higher co-pays and pricing adjustments during 2003. This strategy allowed the Company to offset a portion of these costs. The Company is continuing to review its options to further reduce these costs, which the Company does not believe are representative of general inflationary trends. Otherwise, inflation has not been a meaningful factor in the Company's operations.

     Recently Issued Accounting Standards

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146) - "Accounting for Costs Associated with Exit or Disposal Activities", which supersedes EITF No.94-3, "Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as required by EITF No. 94-3. SFAS 146 is effective for restructuring activities initiated after December 31, 2002. This statement does not require companies to adjust restructuring reserves recorded before 2003. The Company will apply SFAS 146 to future restructurings, if applicable. Currently, there is no intention to initiate such action.

     Effective December 15, 2002, the Company adopted FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has assessed this interpretation and has provided the necessary disclosures in Note 11.

     In December 2002, the FASB issued SFAS 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

     In January 2003, the Financial Accounting Standards Board ("FASB") released Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46") which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIE created after January 31, 2003 and to VIE in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities and does not anticipate that the adoption of FIN 46R will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2003, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 28 basis points) increase in interest rates on its variable debt (using average debt balances during the year ended December 31, 2003 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements, together with the report of the Company's independent auditors, begin on page F-1.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

  ITEM 9A.  CONTROLS AND PROCEDURES

     The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934) under the supervision of its Chief Executive Officer and its Chief Financial Officer within 90 days of the filing of this annual report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported upon in such reports within time periods specified for their filing. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the 2004 Proxy Statement beginning immediately following the caption "ELECTION OF DIRECTORS" to, but not including, the caption "EXECUTIVE COMPENSATION" and the additional information in the 2004 Proxy Statement beginning immediately following the caption "COMPLIANCE WITH
     SECTION 16(a) OF THE EXCHANGE ACT" to, but not including, the caption "BOARD MEETINGS AND COMMITTEES" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 2004 Proxy Statement beginning immediately following the caption "EXECUTIVE COMPENSATION" to, but not including, the caption "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS" and the additional information in the 2004 Proxy Statement beginning immediately following the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" to, but not including, the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 2004 Proxy Statement beginning immediately following the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" to, but not including, the caption "ELECTION OF DIRECTORS" is incorporated herein by reference.

     The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      issuance under equity
                                  issued upon exercise of       price of outstanding          compensation plans,
                                   outstanding options,         options, warrants and         excluding securities
        Plan category               warrants and rights                rights               reflected in column (a)
------------------------------- ---------------------------- ---------------------------- ----------------------------

                                            (a) (b) (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans                1,214,916                      $3.71                      1,074,287
    approved by security
    holders...............
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans not
    approved by security
    holders...............
------------------------------- ---------------------------- ---------------------------- ----------------------------

                                         1,214,916                      $3.71                      1,074,287
    ...................Total
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 2004 Proxy Statement beginning immediately following the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information in the 2004 Proxy Statement beginning immediately following the caption "PRINCIPAL ACCOUNTANT FEES AND SERVICES" is incorporated herein by reference.

                                     PART IV



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

   * (10)(e) Amended and Restated Employment Agreement dated November 30, 1996 between the Registrant, Intertec Design, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the 1996 10-K.

     (10)(f) Registration Rights Agreement dated March 11, 1996 by and between RCM Technologies, Inc. and the former shareholders of The Consortium; incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report on Form 8-K dated March 19, 1996.

   *          (10)(g) RCM Technologies, Inc. 2002 Employee Stock Incentive Plan;
              incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 3, 2002, filed with the Commission on February 28, 2001.

     (10)(h) Amended and Restated Loan and Security Agreement dated May 31, 2002 between RCM Technologies, Inc. and All of its Subsidiaries with Citizens Bank of Pennsylvania, as Administrative Agent and Arranger.

    *(10)(i) Severance Agreement dated June 10, 2002 between RCM Technologies, Inc. and Leon Kopyt.

ITEM     15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K (CONTINUED)


     (c) Exhibits (Continued)


*    (10)(j)  Exhibit A To Severance Agreement General Release.

     (10)(k) Amendment And Modification to Amended And Restated Loan and Security Agreement dated December 30, 2002, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

     (10)(l) Second Amendment And Modification to Amended And Restated Loan and Security Agreement dated February 26, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

     (10)(m) Third Amendment And Modification to Amended And Restated Loan and Security Agreement dated October 1, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

     (11)     Computation of Earnings (loss) share.

     (21)     Subsidiaries of the Registrant.

     (23)     Consent of Grant Thornton LLP.

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


                                                            RCM Technologies, Inc.


     Date:  March 4, 2004                                   By:/s/ Leon Kopyt
                                                               -------------------------------
                                                                Leon Kopyt
                                                                Chairman,  President,  Chief Executive  Officer and
                                                                Director


     Date:  March 4, 2004                                   By:/s/ Stanton Remer
                                                               -----------------------------
                                                                Stanton Remer
                                                                Chief Financial Officer,  Treasurer,  Secretary and
                                                                Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


     Date:  March 4, 2004                                    /s/ Leon Kopyt
                                                            --------------------------------
                                                            Leon Kopyt
                                                            Chairman,    President,    Chief   Executive    Officer
                                                            (Principal Executive Officer) and Director


     Date:  March 4, 2004                                   /s/ Stanton Remer
                                                            -------------------------------
                                                            Stanton Remer
                                                            Chief   Financial   Officer,    Treasurer,    Secretary
                                                            (Principal   Financial  and  Accounting   Officer)  and
                                                            Director


     Date:  March 4, 2004                                    /s/ Norman S. Berson
                                                            ----------------------------
                                                            Norman S. Berson
                                                            Director


     Date: March 4, 2004                                     /s/ Robert B. Kerr
                                                            -------------------------------
                                                            Robert B. Kerr
                                                            Director


     Date: March 4, 2004                                     /s/ David Gilfor
                                                            -----------------------------
                                                            David Gilfor
                                                            Director

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                   Page

        Consolidated Balance Sheets, December 31, 2003 and 2002                                    F-2

        Consolidated Statements of Operations,
         Years Ended December 31, 2003, 2002 and 2001                                              F-4

        Consolidated Statements of Changes in Shareholders' Equity and
         Consolidated Statements of Comprehensive Income (Loss),
         Years Ended December 31, 2003, 2002 and 2001                                              F-6

        Consolidated Statements of Cash Flows,
         Years Ended December 31, 2003, 2002 and 2001                                              F-7

        Notes to Consolidated Financial Statements                                                 F-9

        Report of Independent Certified Public Accountants                                         F-32

        Schedules I and II                                                                         F-33




                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002


                                     ASSETS


                                                                                 2003                 2002
                                                                            ---------------      ---------------
Current assets
   Cash and cash equivalents                                                    $5,152,499           $2,845,154
   Accounts receivable, net of allowance for doubtful accounts of  $1,854,000 and $1,549,000 in 2003
      and 2002, respectively                                                    36,269,369           31,753,934
   Income tax refund receivable                                                                       3,766,585
   Restricted cash                                                               8,295,625
   Prepaid expenses and other current assets                                     2,099,206            2,635,304
   Deferred tax assets                                                           4,598,373            4,708,715
                                                                            ---------------      ---------------

      Total current assets                                                      56,415,072           45,709,692
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                          9,564,939            9,708,344
   Less: accumulated depreciation and amortization                               4,435,164            3,818,092
                                                                            ---------------      ---------------


                                                                                 5,129,775            5,890,252
                                                                            ---------------      ---------------



Other assets
   Deposits                                                                         82,958               86,590
   Goodwill                                                                     38,007,233           36,653,595
   Intangible assets, net of accumulated amortization
      of  $242,249 and $211,000 in 2003
      and 2002, respectively                                                        68,551               99,655
                                                                            ---------------      ---------------


                                                                                38,158,742           36,839,840
                                                                            ---------------      ---------------





      Total assets                                                             $99,703,589          $88,439,784
                                                                            ===============      ===============

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2003 and 2002


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                2003                  2002
                                                                           ---------------       ---------------
Current liabilities
    Line of credit                                                             $7,300,000            $7,420,000
    Accounts payable and accrued expenses                                      15,574,036            14,728,729
    Accrued payroll                                                             5,456,330             4,363,024
    Payroll and withheld taxes                                                    177,030               193,850
    Income taxes payable                                                        4,026,097             2,488,027
                                                                           ---------------       ---------------

      Total current liabilities                                                32,533,493            29,193,630
                                                                           ---------------       ---------------



Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,285,279 and
      10,626,076 shares issued and outstanding in
      2003 and 2002, respectively                                                 564,264               531,304
    Accumulated other comprehensive income (loss)                                 556,795              (584,084)
    Additional paid-in capital                                                 97,906,888            93,935,938
    Accumulated deficit                                                       (31,857,851)          (34,637,004)
                                                                           ---------------       ---------------

                                                                               67,170,096            59,246,154
                                                                           ---------------       ---------------






      Total liabilities and shareholders' equity                              $99,703,589           $88,439,784
                                                                           ===============       ===============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2003, 2002 and 2001



                                                                2003                 2002                   2001
                                                           ---------------       --------------        ---------------


Revenues                                                     $206,605,188         $186,650,616           $234,739,066

Cost of services                                              162,010,502          139,985,755            172,163,326
                                                           ---------------       --------------        ---------------


Gross profit                                                   44,594,686           46,664,861             62,575,740
                                                           ---------------       --------------        ---------------


Operating costs and expenses
   Selling, general and administrative                         32,557,953           33,320,034             42,840,489
   Depreciation                                                 1,192,293            1,258,323              1,124,601
   Amortization                                                    31,104               20,720              6,292,942
   Compensation expense for stock option tender offer           6,691,590
   Impairment of goodwill                                                           29,990,099             34,993,435
   Litigation charge                                                                 9,717,663
                                                           ---------------       --------------        ---------------
                                                               40,472,940           74,306,839             85,251,467
                                                           ---------------       --------------        ---------------


Operating income (loss)                                         4,121,746          (27,641,978  )         (22,675,727  )
                                                           ---------------       --------------        ---------------


Other (expenses) income
   Interest expense, net of interest income                      (314,491  )          (171,900  )          (2,289,096  )
   Gain on foreign currency transactions                          132,296               16,967                 20,837
                                                           ---------------       --------------        ---------------

                                                                 (182,195  )          (154,933  )          (2,268,259  )
                                                           ---------------       --------------        ---------------


Income (loss) from continuing operations
  before income taxes                                           3,939,551          (27,796,911  )         (24,943,986  )

Income tax expense (benefit)                                    1,160,398           (4,628,046  )          (6,208,058  )
                                                           ---------------       --------------        ---------------


Income (loss) from continuing operations                        2,779,153          (23,168,865  )         (18,735,928  )

Loss from discontinued operations
  net of taxes of  $644,000 (2002)
  and $13,400 (2001)                                                                  (967,065  )             (20,041  )
                                                           ---------------       --------------        ---------------


Net income (loss)                                              $2,779,153         ($24,135,930  )      ($  18,755,969  )
                                                               ==========          =============         ==============

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  Years Ended December 31, 2003, 2002 and 2001



                                                            2003                 2002                  2001
                                                        -------------        --------------        --------------


Basic earnings (loss) per share
   Income (loss) from continuing operations                     $.26                ($2.19  )             ($1.78  )
   Loss from discontinued operations                                            (      .09  )
                                                               -----            ----------                 -----
   Net income (loss)                                            $.26                ($2.28  )             ($1.78  )
                                                                ====                ======                 =====

Weighted average number of common shares
   outstanding                                            10,716,179            10,585,503            10,519,701


Diluted earnings (loss) per share
   Income (loss) from continuing operations                     $.26                ($2.19  )             ($1.78  )
   Loss from discontinued operations                                            (      .09  )
                                                               -----            ----------                 -----
   Net income (loss)                                            $.26                ($2.28  )             ($1.78  )
                                                                ====                ======                 =====

Weighted average number of common and common equivalent shares outstanding
   (includes dilutive securities relating to
    options of 180,126 in 2003).                          10,896,305            10,585,503            10,519,701


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002 and 2001



                                                                                Accumulated                              Retained
                                                                                   Other             Additional          Earnings
                                                    Common Stock               Comprehensive           Paid-in         (Accumulated
                                                    ------------
                                               Shares      Amount              Income (Loss)          Capital            Deficit)
                                              ------       ------              -------------          --------           --------


Balance, December 31, 2000                   10,499,651          $524,982           ($233,631)         $93,516,080      $8,254,895

Issuance of stock under employee
  stock purchase plan                            72,110             3,606                                  230,489
Translation adjustment                                                               (250,652)
Net loss                                                                                                               (18,755,969)
                                           -------------    --------------    -----------------    ----------------  --------------


Balance, December 31, 2001                   10,571,761           528,588            (484,283)          93,746,569     (10,501,074)

Issuance of stock under employee
  stock purchase plan                            53,410             2,671                                  187,885
Exercise of stock options                           905                45                                    1,484
Translation adjustment                                                                (99,801)
Net loss                                                                                                               (24,135,930)
                                           -------------    --------------    -----------------    ----------------  --------------


Balance, December 31, 2002                   10,626,076           531,304            (584,084)          93,935,938     (34,637,004)

Issuance of stock under employee
  stock purchase plan                            39,926             1,996                                  129,419
Exercise of stock options                        11,500               575                                   42,925
Issuance of restricted shares
pursuant   to stock option tender offer         607,777            30,389                                3,798,606
Translation adjustment                                                               1,140,879
Net income                                                                                                               2,779,153
                                           -------------    --------------    -----------------    ----------------   -------------


Balance, December 31, 2003                   11,285,279          $564,264             $556,795         $97,906,888    ($31,857,851)
                                           =============    ==============    =================    ================  ==============



             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  Years Ended December 31, 2003, 2002 and 2001


                                                                 2002
                                               2003                                 2001
                                          ---------------   ---------------   ------------------


Net income (loss)                             $2,779,153      ($24,135,930 )       ($18,755,969 )
Foreign currency translation
  adjustment                                   1,140,879           (99,801 )           (250,652 )
                                          ---------------   ---------------   ------------------

Comprehensive income (loss)                   $3,920,032      ($24,235,731 )       ($19,006,621 )
                                          ===============   ===============   ==================

                                      F-6
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2003, 2002 and 2001



                                                         2003                 2002                 2001
                                                     --------------       --------------       --------------

Cash flows from operating activities:

  Net income (loss)                                     $2,779,153         ($24,135,930  )      ($18,755,969  )
                                                     --------------       --------------       --------------

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Loss on discontinued operations                                           967,065               20,041
      Depreciation and amortization                      1,223,397            1,279,043            7,417,543
      Provision for allowances on accounts
        receivable                                         305,000             (246,000  )           (80,000  )
      Recognition of noncash portion of
        compensation expense for stock
        tender offer                                     3,828,995
      Goodwill impairment                                                    29,990,099           34,993,435
      Deferred tax                                         110,342            2,022,694           (6,819,295  )
      Changes in assets and liabilities:
        Accounts receivable                             (4,820,435  )         9,666,894           22,937,736
        Income tax refund receivable                     3,766,585            3,043,508              607,165
        Restricted cash                                 (8,295,625  )
        Prepaid   expenses  and  other   current                                         )
assets                                                     536,098             (774,602              192,627
        Accounts payable and accrued expenses              845,307            6,074,855           (6,999,251  )
        Accrued payroll                                  1,093,306             (774,314  )        (2,553,922  )
        Payroll and withheld taxes                         (16,820  )          (181,934  )          (936,044  )
        Income taxes payable                             1,538,070            3,578,189              (93,720  )
                                                     --------------       --------------       --------------


  Total adjustments                                        114,220           54,645,497           48,686,315
                                                     --------------       --------------       --------------




Net cash provided by operating activities               $2,893,373          $30,509,567          $29,930,346
                                                     --------------       --------------       --------------

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years Ended December 31, 2003, 2002 and 2001



                                                            2003                 2002                 2001
                                                       ---------------       --------------       --------------
Cash flows from investing activities:
  Proceeds on sale of reporting unit                                             $ 100,000
  Property and equipment acquired                           ($431,816  )          (626,978  )       ($1,819,593  )
  Decrease in deposits                                          3,632               89,101               47,821
  Contingent consideration                                 (1,353,638  )        (5,528,563  )       (13,222,932  )
                                                       ---------------       --------------       --------------


Net cash used in investing activities                      (1,781,822  )        (5,966,440  )       (14,994,704  )
                                                       ---------------       --------------       --------------



Cash flows from financing activities:
  Net repayments of line of credit                           (120,000  )       (24,080,000  )       (15,800,000  )
  Sale of stock for employee stock purchase plan              131,415              190,556              234,095
  Exercise of stock options                                    43,500                1,529
                                                       ---------------       --------------       --------------


Net cash provided by (used in) financing
activities                                                     54,915          (23,887,915  )       (15,565,905  )
                                                       ---------------       --------------       --------------


Effect of exchange rate changes on cash
 and cash equivalents                                       1,140,879              (99,801  )          (250,652  )
                                                       ---------------       --------------       --------------


Net increase (decrease) in cash
 and cash equivalents                                       2,307,345              555,411             (880,915  )

Cash and cash equivalents at beginning of year              2,845,154            2,289,743            3,170,658
                                                       ---------------       --------------       --------------


Cash and cash equivalents at end of year                   $5,152,499           $2,845,154           $2,289,743
                                                       ===============       ==============       ==============



Supplemental cash flow information:
  Cash paid for:
    Interest expense                                         $244,727             $835,221           $2,645,404
    Income taxes (refund)                                  (3,951,320  )       (12,164,528  )           793,591

Acquisitions:
  Fair value of assets acquired, including
    contingent consideration payments                       1,353,638            5,528,563           13,222,932
                                                       ---------------       --------------       --------------

Cash paid, net of cash acquired                            $1,353,638           $5,528,563          $13,222,932
                                                       ===============       ==============       ==============

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


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

     Fiscal Periods

     The reporting period for the Company is the Saturday closest to the last day in December. Fiscal years 2001, 2002 and 2003 represented the 52 weeks ended December 29, 2001, December 28, 2002 and December 27, 2003, respectively. The Company's consolidated financial statements have historically referred to fiscal years as ending on December 31. Differences between the Company's fiscal year and a calendar year have been immaterial. References to years in this annual report relate to fiscal years rather than calendar years.

     Cash and Cash Equivalents

     The Company considers its holdings of highly liquid money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value.

     Fair Value of Financial Instruments

     The Company's carrying value of financial instruments approximates fair value because of the nature and characteristics of its financial instruments. The Company does not have any off-balance sheet financial instruments. The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

     Allowance for Doubtful Accounts

     The Company's accounts receivable are due from various types of companies. Credit is extended based on evaluation of customers' financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets is reflected in the consolidated balance sheets as goodwill. Goodwill at December 31, 2003 and 2002 was $38,007,000 and $36,654,000, respectively, and was being amortized on a straight-line method over twenty years through December 31, 2001. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives was no longer subject to amortization. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $-0-, $-0- and $6,293,000, respectively.

     The Company performed an impairment review in accordance with the requirements of SFAS No. 142 for the calendar years 2003 and 2002 and in accordance with SFAS No. 121 for calendar year 2001. During the fourth quarter of calendar 2002 and 2001, the reviews indicated that there was an impairment of value, which resulted in a $30.0 million and $35.0 million charge to expense for the years ended December 31, 2002 and 2001, respectively, in order to properly reflect the appropriate carrying value of goodwill. The results of the 2003 impairment testing indicated no further impairment of goodwill.

     Software

     In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2003, 2002 and 2001, the Company capitalized approximately $114,000, $287,000 and $176,000, respectively, of software costs in conformity with SOP 98-1.

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires an asset and liability approach of accounting for income taxes. SFAS 109 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets. The Company and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.

     Revenue Recognition

     The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Professional Engineering Services and Information Technology Services segments also perform project services. The Information Technology Services segment also derives revenue from permanent placement fees.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases, the Company receives an administrative fee for arranging for, billing for and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, the Company's reported revenues are net of associated costs (effectively the administrative fee).

     Permanent Placement Fees - The Company earns permanent placement fees. Fees for placements are recognized at the time the candidate commences employment. The Company guarantees its permanent placements for ninety days. In the event a candidate is not retained for the ninety-day period, the Company will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, the Company will provide a refund to the client. An allowance for refunds, based upon the Company's historical experience, is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenue.

     Concentration

     During 2003, the Company's largest customer accounted for 22% of the Company's revenues. The Company's five and ten largest customers accounted for approximately 42% and 52%, respectively, of the Company's revenues for 2003. However, of the $45.1 million in revenues from the Company's largest customer, $24.1 million represented "Pass-Through" revenues where the Company acted as a general contractor and subcontracted $24.1 million of business at a gross margin of approximately 1.2%. If the Company adjusted for these pass-through revenues, its largest customer would have accounted for 11.5% of total revenues. Similarly, the Company's five and ten largest customers would have accounted for 34.5% and 45.6%, respectively.

     Foreign Currency Translation

     The Company's foreign subsidiary uses Canadian currency as the functional currency. Net assets are translated at year-end rates while revenues and expenses are translated at average exchange rates. Adjustments resulting from these translations are reflected in "Accumulated Other Comprehensive Income (Loss)" in shareholders' equity. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of operations.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Comprehensive Income(Loss)

     Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

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

     The number of common shares used to calculate basic and diluted earnings per share for 2003, 2002 and 2001 was determined as follows:

                                                Year Ended        Year Ended        Year Ended
                                               December 31,        December          December
                                                   2003            31, 2002          31, 2001
                                              ---------------    -------------     -------------
      Basic average shares outstanding            10,716,179       10,585,503        10,519,701
      Dilutive effect of stock options               180,126
                                              ---------------    -------------     -------------

      Dilutive shares                             10,896,305       10,585,503        10,519,701
                                              ===============    =============     =============

     Options to purchase 1,214,916 shares of common stock at prices ranging from $3.00 to $11.93 per share were outstanding as of December 31, 2003. There were 428,000 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price for the year ended December 31, 2003.

     Options to purchase 2,474,214 shares of common stock at prices ranging from $3.00 to $15.31 per share were outstanding as of December 31, 2002, but were not included in the computation of diluted EPS because of net loss incurred in 2002.

     Options to purchase 2,415,780 shares of common stock at prices ranging from $3.00 to $15.31 per share were outstanding as of December 31, 2001, but were not included in the computation of diluted EPS because of net loss incurred in 2001.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock Based Compensation (Continued)

     At December 31, 2003, the Company has four stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                               December 31,
                                                  -----------------------------------------
                                                     2003          2002          2001
                                                  ------------  ------------  ------------
      Net income (loss), as reported                   $2,779      ($24,135 )    ($18,756 )

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards, net of
      related     tax                                     500           898         3,013

      Net income (loss), pro forma                     $2,279      ($25,033 )    ($21,769 )

      Income (loss) per share of common stock-basic:
         As reported                                     $.26        ($2.28 )      ($1.78 )
         Pro forma                                       $.21        ($2.36 )      ($2.07 )

      Income (loss) per share of common stock-diluted:
         As reported                                     $.26        ($2.28 )      ($1.78 )
         Pro forma                                       $.21        ($2.36 )      ($2.07 )

     The pro-forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The proforma stock based compensation cost for 2002 has been adjusted. The weighted average fair value of options granted using Black-Scholes Option Pricing Model during 2003, 2002, and 2001 has been estimated using the following assumptions:

                                          Year Ended        Year Ended       Year Ended
                                         December 31,      December 31,     December 31,
                                             2003              2002             2001
                                        ----------------  ---------------------------------
     Risk-free interest rate                      3.18%             4.06%            5.91%
     Expected life of option                    5 years           5 years          5 years
     Expected stock price volatility                66%               49%              70%
     Expected dividend yield                   -                 -                    -
     Weighted-average per share
        value granted                             $2.29             $2.18            $4.66


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Advertising Costs

     Advertising costs are expensed as incurred. Total advertising expense was $595,000, $576,000, and $722,000 for the years ended December 31, 2003,
     2002 and 2001, respectively.

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

     New Accounting Standards

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146) - "Accounting for Costs Associated with Exit or Disposal Activities", which supersedes EITF No.94-3, "Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as required by EITF No. 94-3. SFAS 146 is effective for restructuring activities initiated after December 31, 2002. This statement does not require companies to adjust restructuring reserves recorded before 2003. The Company will apply SFAS 146 to future restructurings, if applicable. Currently, there is no intention to initiate such action.

     Effective December 15, 2002, the Company adopted FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

     In December 2002, the FASB issued SFAS 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New Accounting Standards (Continued)

     In January 2003, the Financial Accounting Standards Board ("FASB") released Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46") which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIE created after January 31, 2003 and to VIE in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities and does not anticipate that the adoption of FIN 46R will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.


2.   DISCONTINUED OPERATIONS

     In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for the year ended December 31, 2002, or $.09 per share and $33,400 ($20,000 net of income tax benefit of $13,400) for the year ended December 31, 2001, or $0.0 per share. In accordance with Statement of Financial Accounting Standards
     (SFAS) 144, the loss is presented as a loss from discontinued operations in the statements of operations for each of the two years in the period ended December 31, 2002. The Company has not discontinued its commercial services business segment. The financial statements for the comparative periods have been reclassified for comparative purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


3.   ACQUISITIONS

     Prior to January 1, 2001, the Company completed certain acquisitions, which have been accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated results of operations of the Company from the respective acquisition dates.

     In connection with certain acquisitions, the Company was obligated to pay contingent consideration to the selling shareholders upon the acquired businesses achieving certain earnings targets over periods ranging from 2-3 years. The Deferred Consideration and Earnouts, when paid, were recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet. The deferred consideration and earnout payments made for businesses acquired before 2001 were made in years following the year in which the acquisitions occurred. Cash used in investing activities in the Consolidated Statements of Cash Flows reflects the year in which the cash outlay occurred.

     As of December 31, 2003, the Company does not have any future contingent obligations for earnout consideration.


4.   PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following:

                                                            December 31,
                                                  ----------------------------------
                                                       2003              2002
                                                  ---------------   ----------------

      Equipment and furniture                         $2,154,422         $2,370,922
      Computers and systems                            6,843,934          6,767,050
      Leasehold improvements                             566,583            570,372
                                                  ---------------   ----------------
                                                       9,564,939          9,708,344
      Less: accumulated depreciation and
         amortization                                  4,435,164          3,818,092
                                                  ---------------   ----------------

                                                      $5,129,775         $5,890,252
                                                  ===============   ================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


5.   GOODWILL AND OTHER INTANGIBLES

     SFAS 142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2003 and 2002 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2003 and 2002, respectively. The analysis revealed that goodwill, amounting to approximately $30.0 million ($24.7 million after taxes) had been impaired for the year ended December 31 2002 and therefore, would not be recoverable through future profitable operations. The results of the 2003 impairment testing indicated no further impairment to goodwill. There can be no assurance that future goodwill impairment tests will not result in further impairment charges.

     For the year ended December 31, 2001, the Company performed an impairment review in accordance with SFAS No. 121 which resulted in a $35.0 million ($22.8 million after taxes) charge to operations.

     The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (in thousands):

                                                    Information      Professional      Commercial
                                                    Technology       Engineering        Services          Total
                                                   --------------    -------------    -------------    -------------
      Balance as of December 31, 2001                    $56,430           $4,685           $1,384          $62,499

           Goodwill acquired during the year               2,686            2,843                             5,529
           Goodwill impairment losses                    (29,990  )                                         (29,990  )
           Goodwill written off related to
             sale of business unit                                                          (1,384  )        (1,384  )
                                                   --------------    -------------    -------------    -------------

      Balance as of December 31, 2002                     29,126            7,528                            36,654

           Goodwill acquired during the year               1,353                                              1,353
                                                   --------------    -------------    -------------    -------------

      Balance as of December 31, 2003                    $30,479           $7,528     $                     $38,007
                                                   ==============    =============    =============    =============

 The following table reflects the components of intangible assets, excluding Goodwill (in thousands):

                                                December 31, 2003                   December 31, 2002
                                         --------------------------------    ---------------------------------
                                            Gross         Accumulated           Gross          Accumulated
                                           Carrying                            Carrying
                                            Amount        Amortization          Amount         Amortization
         Amortized intangible assets
           Non-compete agreement             $311              $242              $311               $211
                                             ====              ====              ====               ====

   Estimated amortization expense on intangible assets for each of the next five years is approximately $31,000.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


5.   GOODWILL AND OTHER INTANGIBLES (CONTINUED)

     Reported net income (loss), exclusive of goodwill amortization that is related to goodwill that is no longer amortized, would have been (in thousands):

                                                                 Year Ended December 31,
                                                      ----------------------------------------------
                                                         2003             2002             2001
                                                      ------------     ------------    -------------
       Reported net income (loss)                          $2,779         ($24,136  )      ($18,756  )
       Add back:  goodwill amortization,
          net of tax                                                                          5,385
                                                      ------------     ------------    -------------
       Adjusted net income (loss)                          $2,779         ($24,136  )      ($13,371  )
                                                      ============     ============    =============

       Basic earnings (loss) per common share:
             Reported net income (loss)                      $.26           ($2.28  )        ($1.78  )
             Goodwill amortization                                                              .51
                                                      ------------     ------------    -------------
             Adjusted net income (loss)                      $.26           ($2.28  )        ($1.27  )
                                                      ============     ============    =============

       Diluted earnings (loss) per common share:
             Reported net income (loss)                      $.26           ($2.28  )        ($1.78  )
             Goodwill amortization                                                              .51
                                                      ------------     ------------    -------------
             Adjusted net income (loss)                      $.26           ($2.28  )        ($1.27  )
                                                      ============     ============    =============

6.   ACCOUNTS PAYABLE

     Accounts payable and accrued expenses consist of the following at December 31, 2003 and 2002.

                                                         2003               2002
                                                    ---------------    ---------------


       Accounts payable - trade                         $7,216,885         $5,056,539
       Due to sellers                                                       1,072,190
       Reserve for litigation                            8,357,151          8,600,000
                                                    ---------------    ---------------


       Total                                           $15,574,036        $14,728,729
                                                    ===============    ===============


7.   LINE OF CREDIT

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


7.   LINE OF CREDIT (CONTINUED)

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2004. The weighted average interest rates under the Revolving Credit Facility for the year ended December 31, 2003 and 2002 were 3.67% and 4.06%, respectively. The amounts outstanding under the Revolving Credit Facility at December 31, 2003 and 2002 were $7.3 million and $7.4 million, respectively. At December 31, 2003, the Company had availability, after considering amounts outstanding under the Revolving Credit Facility, of $17.7 million.


8.   SHAREHOLDERS' EQUITY

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                        December 31,
                                                ------------------------------
                                                    2003            2002
                                                -------------   --------------
      Exercise of options outstanding              1,214,916        2,474,214
      Future grants of options                     1,074,287          713,031
                                                -------------   --------------

      Total                                        2,289,203        3,187,245
                                                =============   ==============

     Incentive Stock Option Plans

     During 2003, the Company completed an offer to exchange all of the outstanding stock options held by the employees and directors with a strike price of $7.00 or greater for shares of restricted stock and cash. See Note 9.

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provides for the issuance of up to 500,000 shares of common stock per individual to officers, directors and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant for each of these options. As of December 31, 2003, options to purchase 103,155 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provides for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004. Options are granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted terminate when an optionee ceases to be a Director of the Company. At December 31, 2003, options to purchase 70,000 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


8.   SHAREHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans (Continued)

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At December 31, 2003, options to purchase 1,033,980 shares of common stock are available for future grants, and options to purchase 155,845 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At December 31, 2003, options to purchase 307 shares of common stock are available for future grants, and options to purchase 885,916 shares of common stock were outstanding.

     Transactions related to all stock options are as follows:

                                  Year         Weighted-          Year         Weighted-          Year         Weighted-
                                 Ended          Average          Ended          Average          Ended          Average
                              December 31,      Exercise      December 31,     Exercise       December 31,      Exercise
                                  2003           Price            2002           Price            2001           Price
                             ---------------  -------------  ---------------  ------------   ---------------  -------------

Outstanding options
  At beginning of year            2,474,214          $7.15        2,415,780         $7.53         2,039,539          $8.85
Granted                             220,000           3.91          325,500          4.57           593,999           3.08
Cancellations                    (1,467,798 )         9.51         (266,161 )        6.82          (217,758 )         7.59
Exercised                           (11,500 )         6.93             (905 )        3.06
                             ---------------                 ---------------                 ---------------

Outstanding options               1,214,916          $3.85        2,474,214         $7.15
  At end of year                                                                                  2,415,780          $7.53
                             ===============                 ===============                 ===============
Exercisable options
  At end of year                    432,500                       1,663,715                       1,580,565
                             ===============                 ===============                 ===============

Option grant price                    $3.00                           $3.00
  Per share                                                                                           $3.00
                                  to $11.93                       to $15.31                       to $15.31

     The following table summarizes information about stock options outstanding at December 31, 2003:

     --------------- -----------------------------------------------------------------------------------
                                                          Weighted-Average
        Range of                  Number of                 Remaining                Weighted-Average
        Exercise                Outstanding Options       Contractual Life            Exercise Price
         Prices
     --------------- --------------------------------------------------------- -------------------------
       $ 3.00 - $ 3.95               786,216                 7.9 years                   $ 3.34
       $ 4.70 - $ 5.15               428,400                 7.3 years                   $ 4.78
       $11.93 - $11.93                   300                 6.3 years                   $11.93


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


8.   SHAREHOLDERS' EQUITY (CONTINUED)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the year ended December 31, 2003, there were 39,926 shares issued under the Purchase Plan for net proceeds of $131,415. As of December 31, 2003, there were 335,006 shares available for issuance under the Purchase Plan.


9.   STOCK OPTION TENDER OFFER

     In order to enhance long-term value for the shareholders of the Company, reduce the number of options outstanding and improve the Company's ability to retain and provide incentives to employees and directors, on September 30, 2003, the Company made a tender offer to exchange stock options with a strike price of $7.00 or greater for shares of restricted stock and cash.

     Upon expiration of the tender offer on November 14, 2003, option holders participating in the tender offer received 607,777 shares of restricted stock having an aggregate value of $3.8 million ($6.30 per share) as well as cash consideration of $2.6 million, which was equal to 67% of the value of the restricted common stock. Participants surrendered 1,327,973 stock options, which represented 100% of all options eligible to be surrendered. The Company recorded a charge of $6.7 million ($4.0 million after-tax) to compensation expense in the fourth quarter of 2003 due to the tender offer.

     Provided the Company has U.S. Federal taxable income in future periods, the exchange offer will be approximately cash flow neutral to the Company as the combined tax benefits (both the value of the restricted common stock issued and the cash consideration paid are tax deductible expenses) will be approximately equal the actual cash consideration paid to employees and directors.

     All shares of restricted stock issued pursuant to the tender offer were fully vested on the stock grant date, but are subject to transfer restrictions. The transfer restrictions will lapse (i) on the first anniversary of the stock grant date, November 14, 2004, or (ii) earlier if the Company experiences a change in control, subject to any subsequent applicable restrictions and policies regarding restrictions on the shares of common stock.


10.  RETIREMENT PLANS

     Profit Sharing Plan

     The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees. The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company may, at the discretion of the Board of Directors, make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for years ended December 31, 2003, 2002 and 2001 were $0, $0 and $457,000, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


10.  RETIREMENT PLANS (Continued)

     Nonqualified Defined Compensation Plan

     The Company implemented with shareholder approval a nonqualified deferred compensation plan, effective January 1, 2002 for officers and certain other management employees. The plan allows for compensation deferrals for its participants and a discretionary company contribution, subject to approval of the Board of Directors. As of December 31, 2003, the fair value of the assets held in trust under the deferred compensation plan was $681.847.


11.  COMMITMENTS

     Termination Benefits Agreement

     The Company is party to a Termination Benefits Agreement with its Chief Executive Officer, Leon Kopyt ("Mr. Kopyt") amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 31, 2003, Mr. Kopyt would have been entitled to cash payments of approximately $3.2 million (representing salary and excise tax payments).

     Severance Agreement

     The Company is party to a Severance Agreement with Mr. Kopyt, dated June 10, 2002, (the "Severance Agreement"). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than "for cause", as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 31, 2003, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $1.5 million, inclusive of employee benefits.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


11.  COMMITMENTS (CONTINUED)

     Operating Leases

     The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2012. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms in excess of one year, exclusive of escalation, are as follows:

                             Year ending December 31,              Amount
                             -----------------------------    -----------------
                                    2004                            $2,421,000
                                    2005                             1,558,000
                                    2006                             1,318,000
                                    2007                             1,141,000
                                    2008                               815,000
                                    Thereafter                       2,828,000
                                                              -----------------
                                    Total                          $10,081,000
                                                              =================

     Rent expense for the years ended December 31, 2003, 2002 and 2001 was $2,666,000, $3,245,000 and $2,633,000, respectively.

     The Company subleases space at various office locations under non-cancelable lease agreements. During fiscal 2003, 2002 and 2001 revenues of approximately $279,000, $105,000 and $0, respectively, were recognized under these leasing arrangements.


12.  RELATED PARTY TRANSACTIONS

     A director of the Company is a shareholder in a law firm that rendered various legal services to the Company. Fees paid to the law firm have not been significant.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


13.  INCOME TAXES

     The components of income tax expense (credit) are as follows:

                                                Year Ended        Year Ended        Year Ended
                                               December 31,      December 31,      December 31,
                                                   2003              2002              2001
                                             ----------------- -----------------  ----------------
     Current
       Federal                                                                        ($1,913,315)
       State and local                                                                    323,650
       Foreign                                     $1,050,056          $974,073         2,187,502
                                             ----------------- -----------------  ----------------

                                                    1,050,056           974,073           597,837
                                             ----------------- -----------------  ----------------
     Deferred
        Federal                                        93,791        (6,246,119)       (6,456,915)
        State and local                                16,551                            (362,380)
        Foreign
                                             ----------------- -----------------  ----------------

                                                      110,342        (6,246,119)       (6,819,295)
                                             ----------------- -----------------  ----------------


     Total                                         $1,160,398       ($5,272,046)      ($6,221,458)
                                             ================= =================  ================


     The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

                                                  2003                2002             2001
                                             ----------------   ----------------- ---------------
      Tax at statutory rate (credit)                  34.0%            (34.0)%         (34.0)%
      State income taxes, net of Federal
        income tax benefit                                                              (1.7)
      Foreign income tax effect                         .5               3.3             8.7
      Deductible amortization                         (5.9)
      Non-deductible unusual charges                                    15.7             4.0
      Other, net                                        .9              (2.9)           (1.9)
                                             ----------------   ----------------- ---------------
      Total income tax expense                        29.5%            (17.9)%         (24.9)%
                                             ================   ================= ===============

     At December 31, 2003 and 2002, deferred tax assets and liabilities consist of the following:


      Deferred tax assets:                         2003               2002
                                              ----------------  ----------------
      Net operating loss carryforward                $936,611         $1,482,308
      Allowance for doubtful accounts                 701,330            691,600
      Reserves and accruals                           211,762            195,153
      Litigation reserve                            3,450,000          3,400,000
                                              ----------------  ----------------
                                                    5,299,703          5,769,061
      Deferred tax liability:
      Goodwill                                                          (368,746)
                                              ----------------  -----------------
                                                    5,299,703          5,400,315
      Less:  valuation allowance                     (701,330)          (691,600)
                                              ----------------  -----------------
                                                   $4,598,373         $4,708,715
                                              ================  =================

                                      F-24

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


13.  INCOME TAXES (CONTINUED)

     At December 31, 2003, the Company had a net operating loss carryforward ("NOL") for U.S. Federal Income Tax purposes of approximately $10.9 million. The Company can utilize the NOL to offset future U.S. consolidated federal taxable income. The NOL amounts, if unused, would expire in the year 2022 ($3.7 million) and in the year 2023 ($7.2 million).


14.  INTEREST EXPENSE, NET OF INTEREST INCOME

     Interest expense, net of interest income consisted of the following:

                                          Year Ended December 31,
                                --------------------------------------------
                                    2003           2002           2001
                                -------------  -------------- --------------
      Interest expense             ($382,568)      ($770,404)   ($2,586,473)
      Interest income                 68,077         598,504        297,377
                                -------------  -------------- --------------
                                   ($314,491)      ($171,900)   ($2,289,096)
                                =============  ============== ==============


15.  SEGMENT INFORMATION

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


15.  SEGMENT INFORMATION (CONTINUED)

                                      Information      Professional      Commercial
  Fiscal  2003                        Technology       Engineering       Services        Corporate          Total
                                    ---------------    -------------   --------------   ------------     ------------ --

  Revenue                                 $100,872          $86,696          $19,037                        $206,605

  Operating expenses (1)                    93,116           82,838           18,614                         194,568
                                    ---------------    -------------   --------------   ------------     ------------

  EBITDA  (1) (2)                            7,756            3,858              423                          12,037

  Compensation expense
  for stock option tender offer                500              486               89          5,617            6,692

  Depreciation                                 595              526               71                           1,192

  Amortization of intangibles                   13               15                3                              31
                                    ---------------    -------------   --------------   ------------     ------------

  Operating income                           6,648            2,831              260         (5,617  )         4,122

  Interest expense, net of
  interest income                              153              132               29                             314

  Gain on foreign currency
  transactions                                                 (132  )                                          (132  )

  Income taxes (benefit)                     1,914              834               68         (1,615  )         1,160
                                    ---------------    -------------   --------------   ------------     ------------

  Net income                                $4,581           $1,997             $163        ($3,962  )        $2,779
                                    ===============    =============   ==============   ============     ============

  Total assets                             $49,866          $21,330           $5,749        $22,759          $99,704

  Capital expenditures                        $110             $156              $25           $141             $432


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


15.  SEGMENT INFORMATION (CONTINUED)

                               Information     Professional     Commercial
  Fiscal  2002                  Technology     Engineering       Services        Corporate        Total
                               -------------   -------------   --------------   ------------   ------------ --

  Revenue                          $111,270         $55,979          $19,402                       $186,651

  Operating expenses (1)            103,190          51,275           18,841                        173,306
                               -------------   -------------   --------------   ------------   ------------ --

  EBITDA  (1) (2)                     8,080           4,704              561                         13,345

  Unusual charges                    29,990                                            9,718         39,708

  Depreciation                          793             393               72                          1,258

  Amortization of
  intangibles                            17               4                                              21
                               -------------   -------------   --------------   ------------   ------------

  Operating income (loss)
  (1) (3)                           (22,720  )        4,307              489          (9,718 )      (27,642 )

  Interest expense, net
  of  interest income                   102              52               18                            172

  Gain on foreign
  currency transactions                                 (17  )                                          (17 )

  Loss on discontinued
  operations                                                             967                            967

  Income taxes (benefit)             (2,848  )        1,708             (184  )       (3,304 )       (4,628 )
                               -------------   -------------   --------------   ------------   ------------

  Net income                       ($19,974  )       $2,564            ($312  )      ($6,414 )     ($24,136 )
                               =============   =============   ==============   ============   ============

  Total assets                      $46,375         $19,929           $4,913        $17,223         $88,440

  Capital expenditures                 $101            $162                            $364            $627

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


15.  SEGMENT INFORMATION (CONTINUED)

                                     Information     Professional       Commercial
  Fiscal  2001                       Technology      Engineering        Services        Corporate       Total

  Revenue                                $165,568         $47,119          $22,052                      $234,739

  Operating expenses (1)                  151,955          41,648           21,401                       215,004
                                    --------------   -------------    -------------    ------------   -----------


  EBITDA  (1) (2)                          13,613           5,471              651                        19,735

  Impairment of
  goodwill                                 34,993                                                         34,993

  Depreciation                                794             276               55                         1,125

  Amortization of intangibles
                                            5,587             672               34                         6,293
                                    --------------   -------------    -------------    ------------   -----------


  Operating income (loss) (1) (3)         (27,761  )        4,523              562                       (22,676  )

  Interest expense, net of
  interest income                           1,615             459              215                         2,289

  Gain on foreign currency
  transactions                                                (21  )                                         (21  )

  Loss from discontinued
  operations                                                                    20                            20

  Income taxes (benefit)                   (7,973  )        1,634              131                        (6,208  )
                                    --------------   -------------    -------------    ------------   -----------

  Net income (loss)                      ($21,403  )       $2,451             $196                      ($18,756  )

  Total assets                            $85,306         $15,999           $5,489         $24,362      $131,156

  Capital expenditures                       $426            $173                           $1,201        $1,800


     (1) Operating expenses excludes depreciation and amortization.

     (2) EBITDA means earnings before interest income, interest expense, depreciation, amortization, income taxes, other non-operating income and expense, and compensation expense for stock tender offer. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

     (3) The operating results of a reporting unit sold in August 2002 are excluded from operating income of the Commercial Services Business Segment for all periods presented.

                                      F-28

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


15.  SEGMENT INFORMATION (CONTINUED)

     The following reconciles consolidated operating loss to the Company's pretax loss (in thousands):

                                                               Year Ended December 31,
                                                  --------------------------------------------------
                                                       2003             2002             2001
                                                  ---------------- ---------------- ----------------
     Consolidated operating income (loss)                  $4,121         ($27,642)        ($22,676)
     Interest expense, net of interest income                (314)            (172)          (2,289)
     Gain on foreign currency transactions                    132               17               21
                                                  ---------------- ---------------- ----------------
     Consolidated pretax loss from
     continuing  operations                                $3,939         ($27,797)        ($24,944)
                                                  ================ ================ ================

     The Company derives a majority of its revenue from companies headquartered in the United States. In calendar year 2001, no single customer exceeded 6% of the Company's revenue. In calendar year 2002, two customers accounted for 12.2% and 6.6%, respectively, of the Company's revenues. During 2003, the Company's largest customer accounted for 22% of the Company's revenues. However, of the $45.1 million in revenues from the Company's largest customer, $24.1 million represented "Pass-Through" revenues where the Company acted as a general contractor. If the Company adjusted for these pass-through revenues, its largest customer would have accounted for 11.5% of total revenues. Revenues from Canadian operations for the years ended December 31, 2003, 2002 and 2001 were $55.9 million, $27.8 million and $24.2 million, respectively.

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

                                                       2003             2002             2001
                                                  ---------------- ---------------- ----------------
     Revenues
        United States                                    $150,245         $155,586         $199,413
        Canada                                             56,360           31,065           35,326
                                                  ---------------- ---------------- ----------------

                                                         $206,605         $186,651         $234,739
                                                  ================ ================ ================


     Fixed Assets
        United States                                      $4,788           $5,403           $6,330
        Canada                                                342              487              519
                                                  ---------------- ---------------- ----------------

                                                           $5,130           $5,890           $6,849
                                                  ================ ================ ================


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


16.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year Ended December 31, 2003

                                                                                                       Diluted
                                                             Gross                 Net            Net Income (Loss)
                                       Sales                 Profit           Income (Loss)         Per Share (a)
                                 -------------------    -----------------   -------------------  --------------------
      1st Quarter                       $50,650,469          $10,805,060            $1,353,948                $.13
      2nd Quarter                        55,218,914           11,393,816             1,935,458                 .18
      3rd Quarter                        55,224,390           11,544,524             1,816,652                 .17
      4th Quarter                        45,511,415           10,851,286            (2,326,905 )              (.21)
                                 -------------------    -----------------   -------------------  --------------------

      Total                            $206,605,188          $44,594,686            $2,779,153                $.26
                                 ===================    =================   ===================  ====================

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

17.  CONTINGENCIES

The Company is a party to a lawsuit from persons from whom the Company acquired stock in an acquisition that occurred in the year 1998. The lawsuit arises from allegations of wrongful termination and/or failure of the Company to pay deferred consideration under the relevant acquisition agreement. The range of possible loss for the aforementioned lawsuit, is from $-0- to approximately $825,000. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuit that should serve to defeat or diminish the Company's potential liability.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


17.  CONTINGENCIES (CONTINUED)

The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2003. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs, concerning the alleged wrongful limiting of the number of shares that they could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury's verdict and the trial judge also upheld the jury's verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict prejudgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment after August 4, 2003 (at the rate of 5% per annum until December 31, 2003 and at the rate of 4% per annum in 2004). The Company has appealed to the Appellate Division of the Superior Court of New Jersey from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal is scheduled to be concluded in April 2004. The timing of a ruling on the appeal cannot be predicted at this time.

In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which includes the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. During fiscal 2003, the Company paid $1.3 million in fees. As of December 31, 2003, the accrued litigation reserve was $8.4 million.

In addition, in November, 2002, the Company brought suit in the Superior Court of New Jersey, Law Division on professional liability claims against the attorneys who served as its counsel in the acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1) for its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) for any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) for its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That lawsuit has been temporarily stayed in the Law Division at the request of the defendants until at least May 10, 2004 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

The litigation and other claims previously noted are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.

                REPORT OF INDEPENDENT CERTFIED PUBLIC ACCOUNTANTS


Board of Directors
RCM Technologies, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

     We have also audited Schedules I and II of RCM Technologies, Inc. and Subsidiaries as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
February 13, 2004

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                           December 31, 2003 and 2002


                                     ASSETS

                                                                           2003                2002
                                                                      ---------------     ----------------

Current assets
    Prepaid expenses and other assets                                        $29,165            $   6,509
                                                                      ---------------     ----------------


Other assets
    Long-term receivables from affiliates                                 67,235,411           59,519,789
                                                                      ---------------     ----------------

      Total assets                                                       $67,264,576          $59,526,298
                                                                      ===============     ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           2003                2002
                                                                      ---------------     ----------------

Current liabilities
    Accounts payable and accrued expenses                                    $94,480            $ 280,144
                                                                      ---------------     ----------------


Shareholders' equity
    Common stock                                                             564,264              531,304
    Foreign currency translation adjustment                                  556,795             (584,084)
    Additional paid in capital                                            97,906,888           93,935,938
    Accumulated deficit                                                  (31,857,851)         (34,637,004)
                                                                      ---------------     ----------------

    Total shareholders' equity                                            67,170,096           59,246,154
                                                                      ---------------     ----------------

    Total liabilities and shareholders' equity                           $67,264,576          $59,526,298
                                                                      ===============     ================











   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
                  Years Ended December 31, 2003, 2002 and 2001


                                                              Year Ended December 31,
                                                 --------------------------------------------------
                                                      2003             2002              2001
                                                 ---------------  ----------------  ---------------


 Operating expenses
    Administrative                                     $464,424        $1,753,587        $ 807,699
                                                 ---------------  ----------------  ---------------


 Operating loss                                        (464,424)       (1,753,587)        (807,699)

 Management fee income                                  464,424         1,753,587          807,699
                                                 ---------------  ----------------  ---------------


 Income before income (loss) in subsidiaries

 Equity in earnings (shares in loss) of
                 subsidiaries                         2,779,153       (24,135,930)     (18,755,969)
                                                 ---------------  ----------------  ---------------

 Net income (loss)                                   $2,779,153      ($24,135,930)    ($18,755,969)
                                                 ===============  ================  ===============







   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                  Years Ended December 31, 2003, 2002 and 2001


                                                                    Year Ended December 31,
                                                  -------------------------------------------------------------
                                                        2003                  2002                  2001
                                                  -----------------      ----------------      ----------------
Cash flows from operating activities:

Net income (loss)                                       $2,779,153          ($24,135,930)         ($18,755,969)
                                                  -----------------      ----------------      ----------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Recognition of equity compensation                       3,828,995
(Equity in) share in deficiency in assets
  of subsidiaries                                       (2,779,153)           24,135,930            18,755,969

Changes in operating assets and liabilities:
      Prepaid expenses and other assets                    (22,656)               (3,539)               59,470
      Accounts payable and accrued expenses               (185,665)              229,572                (1,828)
                                                  -----------------      ----------------      ----------------

                                                           841,521            24,361,963            18,813,611
                                                  -----------------      ----------------      ----------------

   Net cash provided by operating activities             3,620,674               226,033                57,642
                                                  -----------------      ----------------      ----------------

Cash flows from investing activities:

   Decrease in deposits                                                                                  5,695
   Increase in long-term
     receivables from subsidiaries                      (4,936,468)             (318,317)              (46,780)
                                                  -----------------      ----------------      ----------------

   Net cash used in investing activities                (4,936,468)             (318,317)              (41,085)
                                                  -----------------      ----------------      ----------------

Cash flows from financing activities:

   Sale of stock for employee stock purchase plan          131,415               190,556               234,095
   Exercise of stock options                                43,500                 1,529
                                                  -----------------      ----------------      ----------------

   Net cash provided by financing activities               174,915               192,085               234,095
                                                  -----------------      ----------------      ----------------

Effect of exchange rate changes on cash and
   cash equivalents                                      1,140,879               (99,801)             (250,652)
                                                  -----------------      ----------------      ----------------

Net increase in cash and equivalents

Cash and equivalents at beginning of year
                                                  -----------------      ----------------      ----------------

Cash and equivalents at end of year               $                      $                     $
                                                  =================      ================      ================


 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE II

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years Ended December 31, 2003, 2002 and 2001


Column A                                          Column B                  Column C                  Column D         Column E
--------------------------------------------    -------------    -------------------------------    -------------    -------------
                                                                           Additions
                                                                 -------------------------------
                                                 Balance at       Charged to        Charged to                        Balance at
                                                 Beginning         Costs and          Other                             End of
Description                                      of Period         Expenses          Accounts        Deduction          Period
--------------------------------------------    -------------    --------------    -------------    -------------    -------------

Year Ended December 31, 2003

Allowance for doubtful
 accounts on trade
 receivables                                      $1,549,000          $692,000                          $387,000       $1,854,000


Year Ended December 31, 2002

Allowance for doubtful
 accounts on trade
 receivables                                      $1,795,000        $1,941,000                        $2,187,000       $1,549,000


Year Ended December 31, 2001

Allowance for doubtful
 accounts on trade
 receivables                                      $1,875,000          $989,000                        $1,069,000       $1,795,000



                                  EXHIBIT INDEX


(11) Computation of Earnings (Loss) Per Share.

(21) Subsidiaries of the Registrant.

(23) Consent of Grant Thornton LLP.

31.1 Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

31.2 Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2003.

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2003.

                                   EXHIBIT 11

                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                  Years Ended December 31, 2003, 2002 and 2001


                                                         2003                 2002                 2001
                                                    ---------------       --------------       --------------
Diluted earnings (loss)
   Net income (loss) applicable to common
      stock                                             $2,779,153         ($24,135,930 )       ($18,755,969 )
                                                    ===============       ==============       ==============



Shares
   Weighted average number of common
     shares outstanding                                 10,716,179           10,585,503           10,519,701
   Common stock equivalents                                180,126
                                                    ---------------       --------------       --------------


   Total                                                10,896,305           10,585,503           10,519,701
                                                    ===============       ==============       ==============



Diluted earnings (loss) per common share                      $.26               ($2.28 )             ($1.78 )
                                                    ===============       ==============       ==============



Basic
   Net income (loss) applicable to common
      stock                                             $2,779,153         ($24,135,930 )       ($18,755,969 )
                                                    ===============       ==============       ==============



Shares
   Weighted average number of common
     shares outstanding                                 10,716,179           10,585,503           10,519,701
                                                    ===============       ==============       ==============



Basic earnings (loss) per common share                        $.26               ($2.28 )             ($1.78 )
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



Business Support Group of Michigan, Inc.
Cataract, Inc.
Programming Alternatives of Minnesota, Inc.
RCMT Delaware, Inc.
RCM Technologies (USA), Inc.

                                   EXHIBIT 23



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
RCM Technologies, Inc.


We have issued our report dated February 13, 2004, accompanying the consolidated financial statements and schedules included in the Annual Report of RCM Technologes, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8, (File No. 33-61306, effective April 21, 1993, File No. 33-80590, effective June 22, 1994,
File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000.)







/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
March 16, 2004

                                  Exhibit 31.1

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and


Date:  March 18,  2004
                                 /s/ Leon Kopyt
                                 ---------------
                                   Leon Kopyt
                                   Chief Executive Officer

                                  Exhibit 31.2

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

Date: March 18, 2004
                                                     /s/ Stanton Remer
                                                     --------------------------
                                                     Stanton Remer
                                                     Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. section 78m(a)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Leon Kopyt
       ----------------------
     Leon Kopyt
     Chief Executive Officer
     March 18, 2004

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanton Remer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. section 78m(a)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Stanton Remer
       ----------------------
     Stanton Remer
     Chief Financial Officer
     March 18, 2004

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.