Form 10-Q
period 2004-03-27
RCM TECHNOLOGIES INC
filed 2004-05-06
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 2004

                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 1-10245


                             RCM TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             Nevada                                        95-1480559
             ------                                        ----------
            (State of Incorporation)       (I.R.S. Employer Identification No.)


          2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613
             (Address of Principal Executive Offices)             (Zip Code)

                                 (856) 486-1777
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

 Common Stock, $0.05 par value, 11,310,529 sharesoutstanding as of May 6, 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of March 27, 2004 (Unaudited)
                 and December 27, 2003                                                                3

               Unaudited Consolidated Statements of Income and Comprehensive Income
                 for the Three-Month Periods Ended March 27, 2004 and March 29, 2003                  5

               Unaudited Consolidated Statement of Changes in Shareholders'
                 Equity for the Three-Month Period Ended March 27, 2004                               7

               Unaudited Consolidated Statements of Cash Flows for the Three-
                 Month Periods Ended March 27, 2004 and March 29, 2003                                8

               Notes to Unaudited Consolidated Financial Statements                                  10

          Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                  21

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        30

          Item 4 - Controls and Procedures                                                           30

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                 31

          Item 6 - Exhibits and Reports on Form 8-K                                                  33

          Signatures                                                                                 34

          Certifications                                                                             35


ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 27, 2004 and December 27, 2003



                                     ASSETS

                                                                               March 27,           December 27,
                                                                                 2004                 2003
                                                                            ---------------      ---------------
                                                                              (Unaudited)
Current assets
   Cash and cash equivalents                                                    $2,454,570           $5,152,499
   Accounts receivable, net of allowance for doubtful accounts of $1,885,000 (March 27, 2004) and $1,854,000
      (December 27, 2003), respectively                                         37,272,654           36,269,369
   Restricted cash                                                               8,295,625            8,295,625
   Prepaid expenses and other current assets                                     1,992,291            2,781,053
   Deferred tax assets                                                           4,598,373            4,598,373
                                                                            ---------------      ---------------

      Total current assets                                                      54,613,513           57,096,919
                                                                            ---------------      ---------------




Property and equipment, at cost
   Equipment and leasehold improvements                                          9,318,565            9,564,939
   Less: accumulated depreciation and amortization                               4,376,177            4,435,164
                                                                            ---------------      ---------------


                                                                                 4,942,388            5,129,775
                                                                            ---------------      ---------------




Other assets
   Deposits                                                                         82,290               82,958
   Goodwill                                                                     38,007,233           38,007,233
   Intangible assets, net of accumulated amortization
      of  $259,386 and $242,249 at March 27, 2004 and
      December 27, 2003, respectively                                               51,414               68,551
                                                                            ---------------      ---------------


                                                                                38,140,937           38,158,742
                                                                            ---------------      ---------------





      Total assets                                                             $97,696,838         $100,385,436
                                                                            ===============      ===============

                                       3

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      March 27, 2004 and December 27, 2003


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             March 27,            December 27,
                                                                                2004                  2003
                                                                           ---------------       ---------------
                                                                            (Unaudited)
Current liabilities
   Line of credit                                                              $5,500,000            $7,300,000
   Accounts payable and accrued expenses                                       13,399,822            15,574,036
   Accrued payroll                                                              6,826,342             6,143,902
   Payroll and withheld taxes                                                     229,521               171,305
   Income taxes payable                                                         3,838,452             4,026,097
                                                                           ---------------       ---------------

       Total current liabilities                                               29,794,137            33,215,340
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,300,529 and
       11,285,279 shares issued and outstanding
       at March 27, 2004 and December 27, 2003, respectively                      565,026               564,264
    Accumulated other comprehensive income                                        446,784               556,795
    Additional paid-in capital                                                 97,952,789            97,906,888
    Accumulated deficit                                                       (31,061,898)          (31,857,851)
                                                                           ---------------       ---------------

                                                                               67,902,701            67,170,096
                                                                           ---------------       ---------------






       Total liabilities and shareholders' equity                             $97,696,838          $100,385,436
                                                                           ===============       ===============


                                      4
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              Three Months Ended March 27, 2004 and March 29, 2003
                                   (Unaudited)


                                                                                 2004                  2003
                                                                             --------------        --------------

Revenues                                                                       $41,272,729           $50,650,469

Cost of services                                                                31,245,291            39,845,409
                                                                             --------------        --------------


Gross profit                                                                    10,027,438            10,805,060
                                                                             --------------        --------------


Operating costs and expenses
   Selling, general and administrative                                           8,436,424             8,199,767
   Depreciation and amortization                                                   299,342               296,212
                                                                             --------------        --------------
                                                                                 8,735,766             8,495,979
                                                                             --------------        --------------

Operating income                                                                 1,291,672             2,309,081
                                                                             --------------        --------------


Other (expenses) income
   Interest expense, net of interest income                                       (114,691)              (51,267)
   (Loss) gain  on foreign currency transactions                                      (728)               32,623
                                                                             --------------        --------------

                                                                                  (115,419)              (18,644)
                                                                             --------------        --------------


Income before income taxes                                                       1,176,253             2,290,437

Income taxes                                                                       380,300               936,489
                                                                             --------------        --------------


Net income                                                                         795,953             1,353,948

Other comprehensive (loss) income
   Foreign currency translation adjustment                                        (110,011  )            346,813
                                                                             --------------        --------------


Comprehensive income                                                              $685,942            $1,700,761
                                                                             ==============        ==============

                                       5
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED)
              Three Months Ended March 27, 2004 and March 29, 2003
                                   (Unaudited)


                                                                                   2004               2003
                                                                              ---------------     --------------


Basic earnings per share
    Basic earnings per share                                                            $.07               $.13
                                                                                        ====               ====

Weighted average number of common shares outstanding                              11,290,779         10,626,076
                                                                                  ==========         ==========

Diluted earnings per share
    Diluted earnings per share                                                          $.07               $.13
                                                                                        ====               ====

Weighted average number of common
    and common equivalent shares outstanding                                      11,861,676         10,663,662
                                                                                  ==========         ==========
    (includes dilutive securities relating to options
    of 570,897 and 37,586 in 2004 and 2003, respectively)

                                       6
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three Months Ended March 27, 2004
                                   (Unaudited)





                                                               Accumulated
                                                                  Other          Additional
                                        Common Stock          Comprehensive       Paid-in       Accumulated
                                        ------------
                                                                  Income          Capital         Deficit           Total
                                                                  ------          -------         -------           -----
                                     Shares        Amount
                                     ------        ------


Balance, December 27, 2003           11,285,279    $564,264          $556,795     $97,906,888   ($31,857,851)      $67,170,096

Exercise of stock options                15,250         762                            45,901
                                                                                                                        46,663

Translation adjustment                                             (110,011)                                          (110,011)

Net income                                                                                          795,953            795,953
                                  ----------       --------        ----------     -----------      --------           ---------

Balance, March 27, 2004              11,300,529    $565,026         $446,784      $97,952,789  ($31,061,898)       $67,902,701
                                     ==========    ========         ========      ===========    ============       ===========

                                       7

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended March 27, 2004 and March 29, 2003
                                   (Unaudited)

                                                                                   2004               2003
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                      $795,953         $1,353,948
                                                                              ---------------     --------------




    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                               299,342            296,212
         Provision for losses on accounts receivable                                  31,000             16,000
         Changes in assets and liabilities:
             Accounts receivable                                                  (1,034,285)        (6,674,940)
             Income tax refund receivable                                                             2,256,670
             Deferred tax asset                                                                         480,352
             Prepaid expenses and other current assets                               788,762          1,042,592
             Accounts payable and accrued expenses                                (2,174,214)         3,725,084
             Accrued payroll                                                         682,440          2,023,253
             Payroll and withheld taxes                                               58,215            205,219
             Income taxes payable                                                   (187,644)          (250,457)
                                                                              ---------------     --------------


    Total adjustments                                                             (1,536,384)         3,119,985
                                                                              ---------------     --------------



Net cash (used in) provided by  operating activities                                (740,431)         4,473,933
                                                                              ---------------     --------------


              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       Three Months Ended March 27, 2004 and March 29, 2003 - (Continued)
                                   (Unaudited)


                                                                                   2004               2003
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                                  (94,816)           (70,895)
    Decrease in deposits                                                                 668              5,448
    Contingent consideration                                                                         (1,353,638)
                                                                              ---------------     --------------


    Net cash used in investing activities                                            (94,148)        (1,419,085)
                                                                              ---------------     --------------


Cash flows from financing activities:
    Exercise of stock options                                                         46,663
    Net repayments of line of credit                                              (1,800,000)        (3,120,000)
                                                                              ---------------     --------------

    Net cash used in financing activities                                         (1,753,337)        (3,120,000)
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                        (110,013)           346,813
                                                                              ---------------     --------------


(Decrease) increase in cash and cash equivalents                                  (2,697,929)           281,661

Cash and cash equivalents at beginning of period                                   5,152,499          2,845,154
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $2,454,570         $3,126,815
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                               $50,333            $53,485
      Income taxes (refund)                                                         $600,407        ($1,468,990)


                                       9
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   General

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 27, 2003. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended March 27, 2004 are not necessarily indicative of the results to be expected for the full year.


2.   Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 is a 53-week reporting year. The first quarter of 2003, year ended 2003 and the first quarter of 2004 ended on the following dates, respectively:

o        March 29, 2003
o        December 27, 2003
o        March 27, 2004


3.   Use of Estimates and Uncertainties

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.   New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") released Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46") which requires that all primary beneficiaries of Variable Interest Entities ("VIE") consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities and the adoption of FIN 46R did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.


5.   Line of Credit

On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was further amended on October 1, 2003, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks. This agreement provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of the Company's subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

The Revolving Credit Facility expires in August 2004 and the Company intends to renew or replace the current facility. The weighted average interest rates under the Revolving Credit Facility for the three months ended March 27, 2004 and March 29, 2003 were 2.92% and 3.07%, respectively. The amounts outstanding under the Revolving Credit Facility at March 27, 2004 and December 27, 2003 were $5.5 million and $7.3 million, respectively. At March 27, 2004, the Company had availability (after deducting amounts outstanding) under the Revolving Credit Facility of $19.5 million.


6.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:


                                             Three Months Ended
                                        ------------------------------
                                           March 27,        March 29,
                                            2004             2003
                                        -------------    -------------
    Interest expense                       ($137,000)        ($62,066)
    Interest income                           22,309           10,799
                                        -------------    -------------
                                           ($114,691)        ($51,267)
                                        =============    =============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.    Goodwill


Statement of Financial Accounting Standards ("SFAS") 142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2003 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2003. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill. The results of the 2003 impairment testing indicated no impairment to goodwill. Future changes in the industry could impact the market multiples of comparable businesses, and consequently could impact the results of future annual impairment tests. There have been no events through March 27, 2004 that have indicated a need to perform the impairment test prior to the Company's annual test date.

     There are no changes in the carrying amount of goodwill for the period ended March 27, 2004.


8.   Accounts Payable

     Accounts payable and accrued expenses consisted of the following at March 27, 2004 and December 27, 2003:

                                                             March 27,        December 27,
                                                                2004              2003
                                                           ---------------  -----------------
                                                             (Unaudited)
        Accounts payable and other accrued expenses            $5,382,530         $7,216,885
        Reserve for litigation                                  8,017,292          8,357,151
                                                           ---------------  -----------------

        Total                                                 $13,399,822        $15,574,036
                                                           ===============  =================

9.   Shareholders' Equity

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                              March 27,      December 27,
                                                                2004             2003
                                                            --------------  ----------------
                                   (Unaudited)

      Exercise of options outstanding                           1,192,366         1,214,916
      Future grants of options                                  1,034,287         1,074,287
                                                            --------------  ----------------

      Total                                                     2,226,653         2,289,203
                                                            ==============  ================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



10.  Stock - Based Compensation

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


At March 27, 2004, the Company had four stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                     Three Months Ended
                                                  --------------------------
                                                   March 27,    March 29,
                                                     2004          2003
                                                  ------------ -------------
      Net income, as reported                            $796        $1,354

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards.                            145           174

      Net income, pro forma                               651         1,180

      Earnings per share of common stock-basic:
         As reported                                     $.07          $.13
         Pro forma                                       $.06          $.11

      Earnings per share of common stock-diluted:
         As reported                                     $.07          $.13
         Pro forma                                       $.06          $.11

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.   Stock - Based Compensation (Continued)

The pro-forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The proforma stock based compensation cost for March 29, 2003 has been adjusted. The weighted average fair value of options granted using Black-Scholes Option Pricing Model during the three months ended March 29, 2003 has been estimated using the following assumptions: risk free interest rate of 4.06%, expected life of options of 5 years, and expected stock volatility of 49%. The weighted average per share value granted was $2.18. There were no options granted during the three months ended March 27, 2004.


     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provides for the issuance of up to 100,000 shares of common stock per individual to officers, directors and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed ten years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant for each of these options. As of March 27, 2004, options to purchase 92,855 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provides for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19 2004 at which time the 1994 Plan expired. Options are granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Unvested options terminate when an optionee ceases to be a Director of the Company. At March 27, 2004, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At March 27, 2004, options to purchase 1,033,980 shares of common stock were available for future grants, and options to purchase 143,845 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.    Stock - Based Compensation (Continued)

     Incentive Stock Option Plans (Continued)

     2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors of the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At March 27, 2004, options to purchase 307 shares of common stock are available for future grants, and options to purchase 885,666 shares of common stock were outstanding.

     Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the three months ended March 27, 2004 and March 29, 2003, there were no shares issued under the Purchase Plan. As of March 27, 2004, there were 335,006 shares available for issuance under the Purchase Plan.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information

The Company has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for companies to report information about operating segments, geographic areas and major customers. The adoption of SFAS 131 has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity.

The Company uses earnings before interest and taxes (operating income) to measure segment profit. Segment operating income includes selling general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the segments consistent with the Company's management system (in thousands):


  Three Months Ended              Information     Professional     Commercial
  March 27, 2004                  Technology      Engineering       Services        Corporate        Total
                                 --------------   ------------    --------------   ------------   ------------ -
  Revenue                              $22,584        $13,434            $5,255                       $41,273

  Operating expenses (1)                21,835         12,416             5,431                        39,682
                                 --------------   ------------    --------------   ------------   ------------ -
  EBITDA (1) (2)                           749          1,018              (176  )                      1,591

  Depreciation                             153            105                24                           282

  Amortization of
  intangibles                                5             11                 1                            17
                                 --------------   ------------    --------------   ------------   ------------
  Operating income                         591            902              (201  )                      1,292

  Interest expense, net
  of  interest income                       63             37                15                           115

  Loss on foreign currency
  transactions                                              1                                               1

  Income taxes                             170            281               (71  )                        380
                                 --------------   ------------    --------------   ------------   ------------
  Net income                              $358           $583             ($145  )                       $796
                                 ==============   ============    ==============   ============   ============

  Total assets                         $97,697        $49,285           $22,260         $6,387        $97,697

  Capital expenditures                     $10                                             $85            $95

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)


  Three Months Ended             Information     Professional      Commercial
  March 29, 2003                 Technology      Engineering        Services       Corporate        Total
                                --------------   -------------    -------------    -----------   ------------ --
  Revenue                             $26,249         $19,994           $4,407                       $50,650

  Operating expenses (1)               24,534          19,236            4,275                        48,045
                                --------------   -------------    -------------    -----------   ------------ --
  EBITDA (1) (2)                        1,715             758              132                         2,605

  Depreciation                            146             130               15                           291

  Amortization of                           2               3                                              5
  intangibles
                                --------------   -------------    -------------    -----------   ------------ --

  Operating income                      1,567             625              117                         2,309

  Interest expense, net of
  interest income                          26              20                5                            51

  Gain on foreign currency
  transactions                             (2)            (31)                                           (33)

  Income taxes                            635             254               48                           937
                                --------------   -------------    -------------    -----------   ------------ --
  Net income                             $908            $382              $64                        $1,354
                                ==============   =============    =============    ===========   ============ ==

  Total assets                        $51,947         $21,435           $5,833        $15,046        $94,261

  Capital expenditures                                                                    $71            $71




(1) Operating expenses excludes depreciation and amortization

(2) EBITDA means earnings before interest income, interest expense, depreciation, amortization, income taxes, other non-operating income and expense. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.   Segment Information (Continued)

The Company is domiciled in the U.S. and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the three months ended March 27, 2004 and March 29, 2003 are as follows (in thousands):


                                                     March 27,        March 29,
                                                  ---------------- ----------------
                                                       2004             2003
                                                  ---------------- ----------------
     Revenues
        U.S.                                              $35,526          $37,492
        Canada                                              5,747           13,158
                                                  ---------------- ----------------
                                                          $41,273          $50,650
                                                  ================ ================
     Fixed Assets
        U. S.                                              $4,636           $5,247
        Canada                                                306              423
                                                  ---------------- ----------------
                                                           $4,942           $5,670
                                                  ================ ================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Contingencies

The Company was named as a defendant in a lawsuit filed in the Superior Court of New Jersey in 2001 by two individuals from whom the Company acquired stock in an acquisition that occurred in 1998. The lawsuit arises from allegations of wrongful failure by the Company to pay deferred consideration under the relevant acquisition agreement. In February 2002 the court, at the Company's request, ordered the plaintiffs to arbitrate their breach of contract claims and subsequently dismissed the rest of the lawsuit. The arbitration will likely take place in 2004, although no hearing date has yet been established. The range of possible loss from the this lawsuit, is from $-0- to approximately $825,000. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuit that should serve to defeat or diminish the Company's potential liability.

In late 1998, two shareholders who were formerly officers and directors of the Company, filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. The complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the underlying acquisition transaction pursuant to which the plaintiffs became shareholders of the Company. The claim under the Registration Rights Agreement sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales, and the amount for which the plaintiffs sold their shares during that period and thereafter.

The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs concerning the alleged wrongful limiting of the number of shares that they could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury verdict and upheld the verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict prejudgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment after August 4, 2003 (at the rate of 5% per annum until December 27, 2003 and at the rate of 4% per annum in
2004). The Company has appealed to the Appellate Division of the Superior Court of New Jersey from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal is scheduled to be concluded in April 2004. The timing of a ruling on the appeal cannot be predicted at this time.

In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which includes the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of March 27, 2004, the accrued litigation reserve was $8.0 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Contingencies (Continued)


In addition, in November 2002, the Company brought suit in the Superior Court of New Jersey on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1) for its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) for any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) for its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation has been temporarily stayed in the Law Division at the request of the defendants until at least May 10, 2004 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

The litigation and other claims previously noted are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company's consolidated financial position and the consolidated results of operations for the period in which the effect becomes reasonably estimable.



13.  Reclassifications


Certain reclassifications have been made to 2003 balances to conform to 2004 presentation.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by the Company are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions, the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption, the outcome of litigation (at both the trial and appellate levels) involving the Company and the impact on the Company of its exchange offer relating to its outstanding stock options. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of information technology and engineering services and solutions and placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients;
(iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview

RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be volatile. The Company's consolidated revenues have declined 18.5%, or $9.4 million, for the three months ended March 27, 2004 as compared to the same period in the prior year. RCM had established significant personnel and infrastructures to support a high-growth strategy through broad-based market penetration and acquisitions. The dramatic slowdown in the United States economy, which began during 2000, prompted management to reconsider its strategy. In that regard, the Company initiated non-strategic reductions in its staff personnel and office requirements in response to the decrease in sales volume in year 2001. Since that time, management has continued to monitor its operating cost structure in order to maintain a cost benefit relationship with revenues. In addition, there has been an ongoing focus on working capital management and cash flows. These efforts have resulted in an improvement in accounts receivable collections, debt reduction and improved cash flows. Furthermore, the Company has improved discipline in its marketing and sales strategies and now focuses on growth in targeted vertical markets and in service offerings providing greater opportunities to maximize returns.

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

The Company provides project management and consulting services, which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solutions and project management services. The Company also realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview (Continued)

The majority of the Company's services are provided under purchase orders. Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary. Although contracts normally relate to longer-term and more complex engagements, they do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days' notice. Revenues are recognized when services are provided.

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

Accounts Receivable

The Company's accounts receivable are primarily due from trade customers. Credit is extended based on evaluation of customers' financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Accounting for Stock Options

The Company has used stock options to attract, retain, and reward employees for long-term service. Generally accepted accounting principles allow alternative methods of accounting for these awards. The Company has chosen to account for its stock plans (including stock option plans) under APB Opinion 25, "Accounting for Stock Issued to Employees." Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's income statement. SFAS 123, "Accounting for Stock-Based Compensation," prescribes the alternative method of accounting for stock options. Had SFAS 123 been adopted, the Company would have recorded additional pre-tax costs of approximately $145,000 for the three months ended March 27, 2004. The pro-forma compensation cost was calculated using the Black-Scholes Options Pricing Model, which includes estimates based on assumptions for the risk-free interest rate, life of options and stock price volatility. Changes in the underlying assumptions could impact the pro-forma compensation cost.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. As of December 27, 2003, the Company has total net deferred tax assets of $4.6 million. This includes $936,000, which relates primarily to federal and state net operating loss carry forwards. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

Forward-looking Information

The Company's growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for consulting and engineering services as well as temporary and permanent employees. Should the U.S. economy decline, the Company's operating performance could be adversely impacted. The Company believes that its fiscal discipline and strategic focus on targeted vertical markets provides some insulation from adverse trends. However, further declines in the economy could result in the need for future cost reductions or changes in strategy.

Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce RCM's future earnings. There can be no assurance that RCM will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.


The staffing services market is highly competitive with limited barriers to entry. RCM competes in global, national, regional and local markets with numerous consulting, engineering and staffing companies. Price competition in the aforementioned industries is significant, and pricing pressures from competitors and customers are increasing. RCM expects that the level of competition will remain high in the future, which could limit RCM's ability to maintain or increase its market share or profitability.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Forward-looking Information - (Continued)

Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes", "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, changes in economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.


Three Months Ended March 27, 2004 Compared to Three Months Ended March 29, 2003

A summary of operating results for the three months ended March 27, 2004 and March 29, 2003 is as follows (in thousands, except for earnings per share data):

                                                                2004                            2003
                                                        ----------------------         -----------------------
                                                                    % of                            % of
                                                         Amount      Revenue            Amount       Revenue
                                                        ----------  ----------         ----------   ----------
Revenues                                                  $41,273       100.0 %          $50,650       100.0  %
Cost of services                                           31,246        75.7             39,845        78.7
                                                        ----------  ----------         ----------   ----------
Gross profit                                               10,027        24.3             10,805        21.3
                                                        ----------  ----------         ----------   ----------

Selling, general and administrative                         8,436        20.5              8,200        16.2
Depreciation and amortization                                 299          .7                296          .6
                                                        ----------  ----------         ----------   ----------
                                                            8,735        21.2              8,496        16.8
                                                        ----------  ----------         ----------   ----------
Operating income                                            1,292         3.1              2,309         4.6
Other expense                                                 115          .3                 19          .1
                                                        ----------  ----------         ----------   ----------

Income before income taxes                                  1,177         2.8              2,290         4.5

Income taxes                                                  381          .9                936         1.8
                                                        ----------  ----------         ----------   ----------
Net income                                                   $796         1.9 %           $1,354         2.7  %
                                                        ==========  ==========         ==========   ==========
Earnings per share
Basic and Diluted:
  Net income                                                 $.07                           $.13
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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended March 27, 2004 Compared to Three Months Ended
March 29, 2003 - (Continued)


Revenues. Revenues decreased 18.5%, or $9.4 million, for the three months ended March 27, 2004 as compared to the three months ended March 29, 2003 (the "comparable prior year period"). The revenue decreased $3.7 million in the
Information Technology ("IT") segment and decreased $6.5 million in the Professional Engineering ("PE") segment and increased $848,000 in the Commercial Services ("CS") segment. Management attributes the overall decrease to the anticipated conclusion of two major contracts in late 2003. Management anticipates revenues for fiscal 2004 to remain consistent with the revenues (annualized) for the three months ended March 27, 2004.

Cost of Services. Cost of services decreased 21.6%, or $8.6 million, for the three months ended March 27, 2004 as compared to the comparable prior year period. This decrease was primarily due to the decrease in costs associated with the conclusion of two major contracts in late 2003. Cost of services as a percentage of revenues decreased to 75.7% for the three months ended March 27, 2004 from 78.7% for the comparable prior year period. This decrease was primarily attributable to a decrease in subcontracted labor related to low margin revenues in the PE segment. Management anticipates the ratio of cost of sales to revenues for fiscal 2004, to remain consistent with the same ratio for the three months ended March 27, 2004.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 2.9%, or $236,000, for the three months ended March 27, 2004 as compared to the comparable prior year period. This increase was primarily attributable to increased healthcare costs and statutory payroll taxes. SGA expenses as a percentage of revenues were 20.5% for the three months ended March 27, 2004 as compared to 16.2% for the comparable prior year period. Management anticipates SGA for fiscal 2004 to remain consistent with the SGA (annualized) for the three months ended March 27, 2004.

Depreciation and Amortization. Depreciation and amortization ("DA") increased 1.0%, or $3,000, for the three months ended March 27, 2004 as compared to the comparable prior year period. This increase was primarily due to the addition of fixed assets purchased in periods since March 29, 2003.

Other Expense. Other expense consists of interest expense, net of interest income and gains on foreign currency transactions. For the three months ended March 27, 2004, actual interest expense of $137,000 was offset by $22,300 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $63,400 for the three months ended March 27, 2004 as compared to the comparable prior year period. This increase was primarily due to interest on a post-judgment verdict of $7.6 million (see note 11). Gains and losses on foreign currency transactions decreased $33,400 because of the stabilization of the Canadian Dollar in the three months ended March 27, 2004 as compared to the strengthening of the Canadian Dollar in relation to the U.S. Dollar in the comparable prior year period.

Income Tax. Income tax expense decreased 59.4%, or $556,000, for the three months ended March 27, 2004 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the three months ended March 27, 2004 compared to the comparable prior year period. The effective tax rate was 32.3% for the three months ended March 27, 2004 as compared to 40.9% for the comparable prior year period. The decrease in effective tax rate was attributable to the increased amount of tax deductible amortization in relation to reduced income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Three Months Ended March 27, 2004 Compared to Three Months Ended
March 29, 2003 - (Continued)


Segment Discussion  (See Footnote 11)

Information Technology ("IT")

IT revenues of $22.6 million in 2004 decreased $3.7 million, or 14.0%, compared to 2003. The decline was principally attributable to a softening of demand for information technology services, the weak economy, offshore competition and widespread pricing pressures. The IT segment earnings before interest, taxes, compensation expense for stock tender offer, depreciation and amortization ("EBITDA") was $749,000, or 3.3% of revenues, for 2004 as compared to $1.7, million or 6.5% of revenues, for 2003. The EBITDA margin percentage decrease was due to the conclusion of a major IT contract in late 2003.

Professional Engineering ("PE")

PE revenues of $13.4 million in 2004 decreased $6.6 million, or 32.8%, compared to 2003. The PE segment EBITDA was $1.0 million, or 7.6% of revenues for 2004 as compared to $758,000 or 3.8% of revenues for 2003. The increase was attributable to the conclusion of a major contract in late 2003 on which RCM had accepted lower margins.

Commercial Services ("CS")

CS revenues of $5.3 million in 2004 increased $848,000, or 19.2%, compared to 2003. The CS segment EBITDA was ($176,000), or (3.4%) of revenues, as compared to $132,000, or 3.0% of revenues, for 2003. The overall decline is principally attributable to competitive pricing pressures and an unfavorable worker's compensation rating market in California.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

Operating activities used $740,000 of cash for the three months ended March 27, 2004 as compared to operating activities providing $4.5 million of cash for the comparable 2003 period. The decrease in cash provided by operating activities was primarily attributable to decreased earnings, an increase in accounts receivable and a decrease in accounts payable and accrued expenses and income taxes payable which was partially offset by a decrease in prepaid expenses and other current assets and an increase in accrued payroll and payroll and withheld taxes. Based on current operating activities, management does not anticipate the use of cash in operating activities, as reflected in the financial statements for the three months ended March 27, 2004, to be a trend for the remainder of fiscal 2004.

Investing activities used $94,000 for the three months ended March 27, 2004 as compared to $1.4 million for the comparable 2003 period. The decrease in the use of cash for investing activities for 2004 as compared to the comparable period was primarily attributable to a decrease in deferred consideration earn-out payments.

Financing activities principally consisted of debt reduction of $1.8 million in 2004 as compared to financing activities using $3.1 million for debt reduction for the comparable 2003 period.

On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was further amended on October 1, 2003, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than ninety days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate. As cash flow permits and depending on interest rate movements, the Company may, from time to time and subject to a nominal prepayment fee, apply available cash flows to reduce the Revolving
Credit Facility.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends. The Revolving Credit Facility expires in August 2004 and the Company intends to renew or replace the current facility. The weighted average interest rates for the three months ended March 27, 2004 and March 29, 2003 was 2.92% and 3.07%, respectively. The amounts outstanding under the Revolving Credit Facility at March 27, 2004 and December 27, 2003 were $5.5 million and $7.3 million, respectively. At March 27, 2004, the Company had availability (after deducting amounts outstanding) under the Revolving Credit Facility of $19.5 million.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources (Continued)

At March 27, 2004, the Company had a deferred tax asset totaling $4.6 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the deferred tax asset during the twelve months ending April 2, 2005.




ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 27, 2004, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently, the impact of a 10% (approximately 28 basis points) increase in interest rates on its variable debt (using average debt balances during the year ended December 27, 2003 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 4.       CONTROLS AND PROCEDURES

The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934) under the supervision of its Chief Executive Officer and its Chief Financial Officer within 90 days of the filing of the annual report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported upon in such reports within time periods specified for their filing. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company was named as a defendant in a lawsuit filed in the Superior Court of New Jersey in 2001 by two individuals from whom the Company acquired stock in an acquisition that occurred in 1998. The lawsuit arises from allegations of wrongful failure by the Company to pay deferred consideration under the relevant acquisition agreement. In February 2002 the court, at the Company's request, ordered the plaintiffs to arbitrate their breach of contract claims and subsequently dismissed the rest of the lawsuit. The arbitration will likely take place in 2004, although no hearing date has yet been established. The range of possible loss from this lawsuit, is from $-0- to approximately $825,000. In the opinion of management and based upon the advice of counsel, the Company has meritorious defenses to the lawsuit that should serve to defeat or diminish the Company's potential liability.

In late 1998, two shareholders, who were formerly officers and directors of the Company, filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. The complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the underlying acquisition transaction pursuant to which the plaintiffs became shareholders of the Company. The claim under the Registration Rights Agreement sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales, and the amount for which the plaintiffs sold their shares during that period and thereafter.

The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs concerning the alleged wrongful limiting of the number of shares that they could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury verdict and upheld the verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict prejudgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment after August 4, 2003 (at the rate of 5% per annum until December 31, 2003 and at the rate of 4% per annum in
2004). The Company has appealed to the Appellate Division of the Superior Court of New Jersey from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal is scheduled to be concluded in April 2004. The timing of a ruling on the appeal cannot be predicted at this time.

In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which includes the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of March 27, 2004, the accrued litigation reserve was $8.0 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION


ITEM  1.   LEGAL PROCEEDINGS (CONTINUED)


In addition, in November 2002, the Company brought suit in the Superior Court of New Jersey on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1) for its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) for any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) for its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation has been temporarily stayed in the Law Division at the request of the defendants until at least May 10, 2004 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

The litigation and other claims previously noted are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company's consolidated financial position and the consolidated results of operations for the period in which the effect becomes reasonably estimable.

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




                                   RCM Technologies, Inc.





  Date:  May 6, 2004               By:/s/ Stanton Remer
                                   --- ------- -----
                                   ______________
                                   Stanton Remer
                                   Chief Financial Officer,
                                   Treasurer, Secretary and Director
                                  (Principal Financial Officer and
                                   Duly Authorized Officer of the Registrant)

Exhibit 31.1

                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 CERTIFICATIONS

I, Leon Kopyt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RCM Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    May 6, 2004                                /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer

Exhibit 31.2

                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 CERTIFICATIONS

I, Stanton Remer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RCM Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    May 6, 2004                                /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934




         I, Leon Kopyt, President and Chief Executive Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended March 27, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date:  May 6, 2004

Exhibit 32.2


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934




         I, Stanton Remer, Chief Financial Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended March 27, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

             (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: May 6, 2004