Form 10-Q
period 2004-07-03
RCM TECHNOLOGIES INC
filed 2004-08-05
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 2004

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

                Common Stock, $0.05 par value, 11,348,865 shares
                       outstanding as of August 4, 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of July 3, 2004 (Unaudited)
                and December 31, 2003                                                                 3

               Unaudited Consolidated Statements of Income and Comprehensive Income  for the
               Twenty-Seven Weeks Ended July 3, 2004 and Twenty-Six Weeks                             5
               Ended June 28, 2003

               Unaudited Consolidated Statements of Income and Comprehensive Income
               for the Fourteen Weeks Ended July 3, 2004 and Thirteen Weeks Ended June 28,            7
               2003

               Unaudited Consolidated Statement of Changes in Shareholders'
                Equity for the Twenty-Seven Weeks Ended July 3, 2004                                  9

               Unaudited Consolidated Statements of Cash Flows for the
               Twenty-Seven Weeks Ended July 3, 2004 and Twenty-Six Weeks Ended
               June 28, 2003 10

               Notes to Unaudited Consolidated Financial Statements                                  12

          Item 2 - Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                   25

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        38

          Item 4 - Controls and Procedures                                                           38

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                 39

          Item 4 - Submission of Matters to a Vote of  Security Holders                              40

          Item 6 - Exhibits and Reports on Form 8-K                                                  41

          Signatures                                                                                 42


ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 3, 2004 and December 27, 2003



                                     ASSETS

                                                                               July 3,            December 27,
                                                                                 2004                 2003
                                                                            ---------------      ---------------
                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                    $2,436,052           $5,152,499
   Accounts receivable, net of allowance for doubtful accounts of $1,824,000 (July 3, 2004) and $1,854,000
      (December 27, 2003), respectively                                         37,879,189           36,269,369
   Restricted cash                                                               8,295,625            8,295,625
   Prepaid expenses and other current assets                                     2,307,133            2,099,206
   Deferred tax assets                                                           4,598,373            4,598,373
                                                                            ---------------      ---------------

      Total current assets                                                      55,516,372           56,415,072
                                                                            ---------------      ---------------



Property and equipment, at cost
   Equipment and leasehold improvements                                          9,359,880            9,564,939
   Less: accumulated depreciation and amortization                               4,643,357            4,435,164
                                                                            ---------------      ---------------

                                                                                 4,716,523            5,129,775
                                                                            ---------------      ---------------



Other assets
   Deposits                                                                        118,804               82,958
   Goodwill                                                                     38,007,233           38,007,233
   Intangible assets, net of accumulated amortization
      of  $276,525 and $242,249 at July 3, 2004 and
      December 27, 2003, respectively                                               34,276               68,551
                                                                            ---------------      ---------------

                                                                                38,160,313           38,158,742
                                                                            ---------------      ---------------





      Total assets                                                             $98,393,208          $99,703,589
                                                                            ===============      ===============


                                       3
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       July 3, 2004 and December 27, 2003


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              July 3,             December 27,
                                                                                2004                  2003
                                                                           ---------------       ---------------
                                                                            (Unaudited)
Current liabilities
   Line of credit                                                              $6,000,000            $7,300,000
   Accounts payable and accrued expenses                                       12,520,239            15,574,036
   Accrued compensation                                                         6,367,960             5,456,330
   Payroll and withheld taxes                                                     843,900               171,030
   Income taxes payable                                                         3,890,545             4,026,097
                                                                           ---------------       ---------------

       Total current liabilities                                               29,622,644            32,533,493
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,325,531 and
       11,285,279 shares issued and outstanding
       at July 3, 2004 and December 27, 2003, respectively                        566,276               564,264
    Accumulated other comprehensive income                                        333,137               556,795
    Additional paid-in capital                                                 98,063,750            97,906,888
    Accumulated deficit                                                       (30,192,599)          (31,857,851)
                                                                           ---------------       ---------------

                                                                               68,770,564            67,170,096
                                                                           ---------------       ---------------





       Total liabilities and shareholders' equity                             $98,393,208           $99,703,589
                                                                           ===============       ===============

                                       4
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Twenty-Seven Weeks Ended July 3, 2004 and Twenty-Six Weeks Ended June 28, 2003
                                   (Unaudited)


                                                                                 2004                  2003
                                                                             --------------        -------------


Revenues                                                                       $86,621,502         $105,869,383

Cost of services                                                                65,894,725           83,670,507
                                                                             --------------        -------------


Gross profit                                                                    20,726,777           22,198,876
                                                                             --------------        -------------


Operating costs and expenses
   Selling, general and administrative                                          17,327,017           16,474,010
   Depreciation and amortization                                                   599,730              604,016
                                                                             --------------        -------------
                                                                                17,926,747           17,078,026
                                                                             --------------        -------------

Operating income                                                                 2,800,030            5,120,850
                                                                             --------------        -------------


Other (expenses) income
   Interest expense, net of interest income                                       (232,587  )           (76,752 )
   (Loss) gain  on foreign currency transactions                                    (7,788  )           134,965
                                                                             --------------        -------------

                                                                                  (240,375  )            58,213
                                                                             --------------        -------------


Income before income taxes                                                       2,559,655            5,179,063

Income taxes                                                                       894,403            1,889,657
                                                                             --------------        -------------


Net income                                                                       1,665,252            3,289,406

Other comprehensive (loss) income
   Foreign currency translation adjustment                                        (223,658  )           937,806
                                                                             --------------        -------------


Comprehensive income                                                            $1,441,594           $4,227,212
                                                                             ==============        =============


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED) Twenty-Seven Weeks Ended July 3, 2004 and Twenty-Six Weeks Ended June 28, 2003
                                   (Unaudited)


                                                                                   2004                2003
                                                                              ---------------     ---------------


Basic earnings per share
    Basic earnings per share                                                            $.15                $.31
                                                                                        ====                ====

Weighted average number of common shares outstanding                              11,300,022          10,626,076
                                                                                  ==========          ==========

Diluted earnings per share
    Diluted earnings per share                                                          $.14                $.31
                                                                                        ====                ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 442,657 and 20,177 in 2004 and 2003, respectively)                         11,742,679          10,646,253
                                                                                  ==========          ==========

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Fourteen Weeks Ended July 3, 2004 and Thirteen Weeks Ended June 28, 2003
                                   (Unaudited)


                                                                                 2004                  2003
                                                                             --------------        --------------

Revenues                                                                       $45,348,773           $55,218,914

Cost of services                                                                34,649,434            43,825,098
                                                                             --------------        --------------


Gross profit                                                                    10,699,339            11,393,816
                                                                             --------------        --------------

Operating costs and expenses
   Selling, general and administrative                                           8,890,593             8,274,243
   Depreciation and amortization                                                   300,388               307,804
                                                                             --------------        --------------
                                                                                 9,190,981             8,582,047
                                                                             --------------        --------------

Operating income                                                                 1,508,358             2,811,769
                                                                             --------------        --------------

Other (expenses) income
   Interest expense, net of interest income                                       (117,896)               (25,485)
   (Loss) gain  on foreign currency transactions                                    (7,060)               102,342
                                                                             --------------        --------------
                                                                                  (124,956)                76,857
                                                                             --------------        --------------

Income before income taxes                                                       1,383,402             2,888,626

Income taxes                                                                       514,104               953,168
                                                                             --------------        --------------


Net income                                                                         869,298             1,935,458

Other comprehensive (loss) income
   Foreign currency translation adjustment                                        (113,649)              590,993
                                                                             --------------        --------------

Comprehensive income                                                              $755,649            $2,526,451
                                                                             ==============        ==============


             The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED) Fourteen Weeks Ended July 3, 2004 and Thirteen Weeks Ended June 28, 2003
                                   (Unaudited)


                                                                                   2004                2003
                                                                              ---------------     ---------------


Basic earnings per share
    Basic earnings per share                                                            $.08                $.18
                                                                                        ====                ====

Weighted average number of common shares outstanding                              11,297,948          10,626,076
                                                                                  ==========          ==========

Diluted earnings per share
    Diluted earnings per share                                                          $.07                $.18
                                                                                        ====                ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 341,349 and 6,832 in 2004 and 2003, respectively)                          11,639,297          10,632,908
                                                                                  ==========          ==========


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Twenty-Seven Weeks Ended July 3, 2004
                                   (Unaudited)










                                                               Accumulated
                                                                  Other          Additional
                                        Common Stock          Comprehensive       Paid-in       Accumulated
                                        ------------
                                                                  Income          Capital         Deficit           Total
                                     Shares        Amount


Balance, December 27, 2003           11,285,279    $564,264          $556,795     $97,906,888   ($31,857,851)      $67,170,096

Issuance of stock
under                  employee
stock purchase plan                      15,002         750                            80,861                           81,611
Exercise of stock options                25,250       1,262                            76,001                           77,263

Translation adjustment                                               (223,658)                                        (223,658)

Net income                                                                                          1,665,252        1,665,252
                                     ----------     --------        ----------     -----------    -----------        ---------

Balance, July 3, 2004                11,325,531    $566,276          $333,137     $98,063,750   ($30,192,599)      $68,770,564
                                     ==========    ========          ========     ===========    ============       ===========


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 Twenty-Seven Weeks Ended July 3, 2004 and Twenty-Six Weeks Ended June 28, 2003
                                   (Unaudited)

                                                                                   2004               2003
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                    $1,665,252         $3,289,406
                                                                              ---------------     --------------



    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                               599,730            604,017
         Provision for losses on accounts receivable                                 (30,000)           221,000
         Changes in assets and liabilities:
             Accounts receivable                                                  (1,579,820)       (10,966,033)
             Income tax refund receivable                                                             1,273,129
             Deferred tax asset                                                                       2,460,077
             Prepaid expenses and other current assets                              (207,927)           639,054
             Accounts payable and accrued expenses                                (3,053,801)         3,521,202
             Accrued compensation                                                    911,630          1,215,838
             Payroll and withheld taxes                                              666,869            305,978
             Income taxes payable                                                   (135,550)          (289,062)
                                                                              ---------------     --------------

    Total adjustments                                                             (2,828,869)        (1,014,800)
                                                                              ---------------     --------------



Net cash (used in) provided by operating activities                              ($1,163,617)        $2,274,606
                                                                              ---------------     --------------


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Twenty-Seven Weeks Ended July 3, 2004 and
               Twenty-Six Weeks Ended June 28, 2003 - (Continued)
                                   (Unaudited)


                                                                                   2004               2003
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                                ($152,200)         ($179,408)
    (Increase) decrease in deposits                                                  (35,846)             3,085
    Contingent consideration                                                                         (1,353,638)
                                                                              ---------------     --------------


    Net cash used in investing activities                                           (188,046)        (1,529,961)
                                                                              ---------------     --------------


Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                    81,611
    Exercise of stock options                                                         77,263             71,117
    Net repayments of line of credit                                              (1,300,000)        (4,120,000)
                                                                              ---------------     --------------

    Net cash used in financing activities                                         (1,141,126)        (4,048,883)
                                                                              ---------------     --------------


Effect of exchange rate changes on cash and cash equivalents                        (223,658)           937,806
                                                                              ---------------     --------------


Decrease in cash and cash equivalents                                             (2,716,447)        (2,366,432)

Cash and cash equivalents at beginning of period                                   5,152,499          2,845,154
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $2,436,052           $478,722
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                               104,957            $92,475
      Income taxes (refund)                                                       $1,052,276        ($1,554,488)


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 27, 2003. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the twenty-seven weeks ended July 3, 2004 are not necessarily indicative of the results to be expected for the full year.


2.   Fiscal Year

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 is a 53-week reporting year. The second quarter of 2003, year ended 2003 and the second quarter of 2004 ended on the following dates, respectively:

      Period Ending             Weeks in Quarter        Weeks in Year to Date
      -------------             ----------------        ---------------------

      June 28, 2003                Thirteen                  Twenty-Six
      December 27, 2003            Thirteen                  Fifty-two
      July 3, 2004                 Fourteen                  Twenty-Seven


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


5.   Line of Credit

     On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was further amended on July 27, 2004, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks. This agreement provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of the Company's subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the twenty-seven weeks ended July 3, 2004 and twenty-six weeks ended June 28, 2003 were 3.1%. The amounts outstanding under the Revolving Credit Facility at July 3, 2004 and December 27, 2003 were $6.0 million and $7.3 million, respectively. At July 3, 2004, the Company had availability (after deducting amounts outstanding) under the Revolving Credit Facility of $18.9 million.


6.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                  ------------------------------------  ----------------------------------
                                    Twenty-Seven        Twenty-Six         Fourteen          Thirteen
                                    Weeks Ended        Weeks Ended       Weeks Ended       Weeks Ended
                                    July 3, 2004      June 28, 2003      July 3, 2004     June 28, 2003
                                  -----------------  -----------------  ---------------  -----------------
    Interest expense                    ($268,339)         ($104,851)       ($131,339)          ($42,785)
    Interest income                        35,752             28,099           13,443             17,300
                                  -----------------  -----------------  ---------------  -----------------
                                        ($232,587)        ($  76,752)       ($117,896)          ($25,485)
                                  =================  =================  ===============  =================


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   Goodwill

     Statement of Financial Accounting Standards ("SFAS")142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2003 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2003. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill. The results of the 2003 impairment testing indicated no impairment to goodwill. Future changes in the industry could impact the market multiples of comparable businesses, and consequently could impact the results of future annual impairment tests. There have been no events in Fiscal year 2004 through July 3, 2004 that have indicated a need to perform the impairment test prior to the Company's annual test date.

     There are no changes in the carrying amount of goodwill for the twenty-seven week period ended July 3, 2004.


8.   Accounts Payable

     Accounts payable and accrued expenses consisted of the following at July 3, 2004 and December 27, 2003:

                                                             July 3,        December 27,
                                                               2004             2003
                                                          ---------------  ----------------
                                                             (Unaudited)
      Accounts payable and other accrued expenses             $4,456,998        $7,216,885
      Reserve for litigation                                   8,063,241         8,357,151
                                                          ---------------  ----------------


      Total                                                  $12,520,239       $15,574,036
                                                          ===============  ================


9.   Shareholders' Equity

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                               July 3,       December 27,
                                                                2004             2003
                                                            --------------  ----------------
                                                              (Unaudited)

      Exercise of options outstanding                           1,216,917         1,214,916
      Future grants of options                                    999,536         1,074,287
                                                            --------------  ----------------

      Total                                                     2,216,453         2,289,203
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

     At July 3, 2004, the Company had four stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                  Twenty-Seven      Twenty-Six      Fourteen Weeks       Thirteen
                                                  Weeks Ended       Weeks Ended      Ended July 3,     Weeks Ended
                                                  July 3, 2004     June 28, 2003         2004         June 28, 2003
                                                 ---------------  ----------------  ----------------  ---------------
      Net income, as reported                            $1,665            $3,289              $869           $1,935

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards                               169               197                13               23

      Net income, pro forma                              $1,496            $3,092              $856           $1,912

      Earnings per share of common stock-basic:
         As reported                                       $.15              $.31              $.08             $.18
         Pro forma                                         $.13              $.29              $.07             $.18

      Earnings per share of common stock-diluted:
         As reported                                       $.14              $.31              $.08             $.18
         Pro forma                                         $.13              $.29              $.07             $.18


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.   Stock - Based Compensation (Continued)

The pro forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The pro forma stock based compensation cost for June 28, 2003 has been adjusted. The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during the twenty seven weeks ended July 3, 2004 has been estimated using the following assumptions: risk free interest rate of 3.60%, expected life of options of five years, and expected stock volatility of 60.2%. The weighted average per share value granted was $4.82. There were 146,000 options granted during the twenty-seven weeks ended July 3, 2004.

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provides for the issuance of up to 100,000 shares of common stock per individual to officers, directors and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed 10 years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant for each of these options. As of July 3, 2004, options to purchase 92,855 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provides for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Unvested options terminate when an optionee ceases to be a director of the Company. At July 3, 2004, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At July 3, 2004, options to purchase 927,980 shares of common stock were available for future grants, and options to purchase 246,645 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors of the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At July 3, 2004, options to purchase 68,556 shares of common stock are available for future grants, and options to purchase 807,417 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.    Stock - Based Compensation (Continued)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the twenty-seven weeks ended July 3, 2004 and the twenty-six weeks ended June 28, 2003, there were 15,002 and 21,171 shares issued under the Purchase Plan, respectively. As of July 3, 2004, there were 320,004 shares available for issuance under the Purchase Plan.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information

     The Company has adopted SFAS No. 131 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for companies to report information about operating segments, geographic areas and major customers. The adoption of SFAS 131 has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity.

     The Company uses earnings before interest and taxes (operating income) to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment, as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the segments consistent with the Company's management system (in thousands):


  Twenty-Seven Weeks Ended          Information      Professional      Commercial
  July 3, 2004                       Technology      Engineering        Services        Corporate        Total
                                   ---------------   -------------    --------------   ------------   -------------

  Revenue                                 $47,636         $26,920           $12,066                        $86,622

  Operating expenses (1)                   45,527          25,383            12,320                         83,230
                                   ---------------   -------------    --------------                  -------------


  EBITDA  (2)                               2,109           1,537              (254  )                       3,392

  Depreciation                                308             206                52                            566

  Amortization of intangibles                  10              22                 2                             34
                                   ---------------   -------------    --------------                  -------------


  Operating income (loss)                   1,791           1,309              (308  )                       2,792

  Interest expense, net of
  interest income                             128              72                33                            233

  Income taxes (benefit)                      581             432              (119  )                         894
                                   ---------------   -------------    --------------                  -------------


  Net income (loss)                        $1,082            $805             ($222  )                      $1,665
                                   ===============   =============    ==============                  =============

  Total assets                            $49,176         $22,496            $6,649        $20,072         $98,393

  Capital expenditures                                                                        $152            $152


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

  Twenty-Six Weeks                  Information       Professional      Commercial
   Ended June 28, 2003               Technology       Engineering        Services        Corporate         Total
                                   ---------------    ------------     --------------   -------------   -------------

  Revenue                                 $52,066         $44,568             $9,235                        $105,869

  Operating expenses (1)(3)                48,106          42,974              8,929                         100,009
                                   ---------------    ------------     --------------   -------------   -------------


  EBITDA  (2)                               3,960           1,594                306                           5,860

  Depreciation                                286             278                 30                             594

  Amortization of intangibles                   4               5                  1                              10
                                   ---------------    ------------     --------------   -------------   -------------


  Operating income                          3,670           1,311                275                           5,256

  Interest (expense), net of
  interest income                              38              32                  7                              77

  Income taxes                              1,325             466                 99                           1,890
                                   ---------------    ------------     --------------                   -------------


  Net income                               $2,307            $813               $169                          $3,289
                                   ===============    ============     ==============                   =============

  Total assets                            $52,339         $25,107             $5,849         $11,614         $94,909

  Capital expenditures                                                                          $179            $179



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

  Fourteen Weeks Ended              Information     Professional      Commercial
  July 3, 2004                      Technology      Engineering        Services       Corporate        Total
                                  ---------------- ---------------  ---------------  ------------- ---------------


  Revenue                                 $25,052         $13,486           $6,811                        $45,349

  Operating expenses (1)                   23,692          12,965            6,890                         43,547
                                  ---------------- ---------------  ---------------  ------------- ---------------


  EBITDA   (2)                              1,360             521              (79)                         1,802

  Depreciation                                156             100               28                            284

  Amortization of intangibles                   5              11                1                             17
                                  ---------------- ---------------  ---------------  ------------- ---------------


  Operating income (loss)                   1,199             410             (108)                         1,501

  Interest expense, net of
  interest income                              65              35               18                            118

  Income taxes (benefit)                      421             139              (46)                           514
                                  ---------------- ---------------  ---------------                ---------------


  Net income (loss)                          $713            $236             ($80)                          $869
                                  ================ ===============  ===============                ===============

  Total assets                            $49,176         $22,496           $6,649        $20,072         $98,393

  Capital expenditures                                                                       $152            $152


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

  Thirteen Weeks Ended              Information     Professional      Commercial
  June 28, 2003                     Technology      Engineering        Services       Corporate        Total
                                  ---------------- ---------------  ---------------  ------------- ---------------


  Revenue                                 $25,817         $24,575           $4,827                        $55,219

  Operating expenses (1)(3)                23,574          23,869            4,654                         51,997
                                  ---------------- ---------------  ---------------  ------------- ---------------


  EBITDA   (2)                              2,243             806              173                          3,222

  Depreciation                                139             149               15                            303

  Amortization of intangibles                   2               3                                               5
                                  ---------------- ---------------  ---------------  ------------- ---------------


  Operating income                          2,102             654              158                          2,914

  Interest expense, net of
  interest income                              12              12                2                             26


  Income taxes                                690             212               51                            953
                                  ---------------- ---------------  ---------------                ---------------


  Net income                               $1,400            $430             $105                         $1,935
                                  ================ ===============  ===============                ===============

  Total assets                            $52,339         $25,107           $5,849        $11,614         $94,909

  Capital expenditures                                                                       $109            $109

(1) Operating expenses excludes depreciation and amortization

(2) EBITDA means earnings before interest income, interest expense, depreciation, amortization and income taxes. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

(3) Certain reclassifications have been made to 2003 segment data to conform to 2004 presentation

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.   Segment Information (Continued)

     The Company is domiciled in the U.S. and its segments operate in the U.S. and Canada. Revenues and fixed assets by geographic area as of and for the twenty-seven weeks ended July 3, 2004 and the twenty-six weeks ended June 28, 2003 are as follows (in thousands):

                                                       Twenty-Seven       Twenty-Six
                                                       Weeks Ended        Weeks Ended
                                                       July 3, 2004       June 28, 2003
                                                      ---------------- ---------------
     Revenues
        U.S.                                                  $75,820         $75,695
        Canada                                                 10,802          30,175
                                                      ---------------- ---------------

                                                              $86,622        $105,870
                                                      ================ ===============


     Fixed Assets
        U.S.                                                   $4,438          $5,084
        Canada                                                    279             392
                                                      ---------------- ---------------

                                                               $4,717          $5,476
                                                      ================ ===============


     Revenues by geographic area for the fourteen weeks ended July 3, 2004 and the thirteen weeks ended June 28, 2003 are as follows (in thousands):

                                                        Fourteen           Thirteen
                                                      Weeks Ended         Weeks Ended
                                                     July 3, 2004        June 28, 2003
                                                      ---------------- ---------------
     Revenues
        U.S.                                                  $40,294         $38,202
        Canada                                                  5,055          17,017
                                                      ---------------- ---------------
                                                              $45,349         $55,219
                                                      ================ ===============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Contingencies


In late 1998, two shareholders who were formerly officers and directors of the Company filed suit against the Company alleging wrongful termination of their employment, failure to make required severance payments, wrongful conduct by the Company in connection with the grant of stock options, and wrongful conduct by the Company resulting in the non-vestiture of their option grants. The complaint also alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a Registration Rights Agreement entered into in connection with the underlying acquisition transaction pursuant to which the plaintiffs became shareholders of the Company. The claim under the Registration Rights Agreement sought the difference between the amount for which plaintiffs could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales, and the amount for which the plaintiffs sold their shares during that period and thereafter.

The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs concerning the alleged wrongful limitation by the Company of the number of shares that the plaintiffs could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury verdict and upheld the verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict pre-judgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment after August 4, 2003 (at the rate of 5% per annum until December 27, 2003 and at the rate of 4% per annum in 2004). The Company has appealed to the Appellate
Division of the Superior Court of New Jersey from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal was concluded in April 2004. The timing of a ruling on the appeal cannot be predicted at this time.

In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which includes the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of July 3, 2004, the accrued litigation reserve was $8.1 million.

In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation has been temporarily stayed in the Law Division at the request of the defendants until at least September 30, 2004 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview

RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be volatile. The Company's consolidated revenues have declined 18.2%, or $19.2 million, for the six months ended July 3, 2004 as compared to the same period in the prior year. The reduction in revenues is primarily attributable to continued weak demand for its services, the conclusion of two major contracts in 2003, as well as reduced capital spending by customers, strong competitive pricing pressures and the challenging economic environment.

RCM made significant personnel and infrastructure investments to support a high-growth strategy through broad-based market penetration and acquisitions. The dramatic slowdown in the United States economy, which began during 2000, prompted management to reconsider its strategy. In that regard, the Company initiated reductions in its staff personnel and office requirements in response to the decrease in sales volume in year 2001. Since that time, management has continued to monitor its operating cost structure in order to maintain a cost benefit relationship with revenues. In addition, there has been an ongoing focus on working capital management and cash flows. These efforts have resulted in an improvement in accounts receivable collections, debt reduction and improved cash flows. Furthermore, the Company has improved discipline in its marketing and sales strategies by providing a more cohesive and relevant marketing and sales approach to new and existing customers and now focuses on growth in targeted vertical markets and in service offerings providing greater revenue opportunities.

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

Nonetheless, IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement packaged software applications to support existing business objectives. Companies also need to continually keep pace with new developments, which often render existing equipment and internal skills obsolete. Consequently, business drivers cause IT managers to support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints. This has given rise to a demand for outsourcing. The Company believes that its current clients and prospective future clients are continuing to evaluate the potential for outsourcing business critical applications and entire business functions.

The Company provides project management and consulting services that are billed on either an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solutions and project management services. The Company also realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed.

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

Project   Services   -   Project   services   are   generally   provided   on  a
cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are performed and costs are incurred using its employees. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Expenses related to contracts that extend beyond a 12-month period are charged to Cost of Services as incurred.
                                       27

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

Permanent Placement Fees - The Company earns permanent placement fees. Fees for placements are recognized at the time the candidate commences employment. The Company guarantees its permanent placements on a prorate basis for 90 days. In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client. An allowance for refunds, based upon the Company's historical experience, is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenue.

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

Goodwill and Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company discontinued amortizing goodwill and began applying the specific guidance contained in that Statement to evaluate the carrying value and recoverability of its goodwill by evaluating the fair market value of the reporting units within which goodwill resides. The process of estimating fair value, in part, relies on the use of forecasts to estimate future cash flows expected from a reporting unit as well as the use of market multiples in determining fair market value. In order to estimate of future cash flows, management must make subjective judgments based on reasonable supportable assumptions and projections. The time periods for estimating future cash flows are lengthy, which increases the risk that actual future results could significantly deviate from estimates. Changes in future market conditions, the Company's strategy, or other factors could impact upon the future values of these reporting units, which could result in future impairment charges.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Accounting for Stock Options

The Company has used stock options to attract, retain and reward employees for long-term service. Generally accepted accounting principles allow alternative methods of accounting for these awards. The Company has chosen to account for its stock plans (including stock option plans) under APB Opinion 25, "Accounting for Stock Issued to Employees." Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's income statement.SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the alternative method of accounting for stock options. Had SFAS 123 been adopted, the Company would have recorded additional pre-tax costs of approximately $13,000 and $169,000 for the fourteen weeks and twenty-seven weeks ended July 3, 2004, respectively. The pro forma compensation cost was calculated using the Black-Scholes Options Pricing Model, which includes estimates based on assumptions for the risk-free interest rate, life of options and stock price volatility. Changes in the underlying assumptions could impact the pro forma compensation cost.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings. As of December 27, 2003, the Company has total net deferred tax assets of $4.6 million. This included $936,000, relating primarily to federal and state net operating loss carry forwards. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.


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


The staffing services market is highly competitive with limited barriers to entry. RCM competes in global, national, regional and local markets with numerous consulting, engineering and staffing companies. Price competition in the industries the Company serves is significant, and pricing pressures from competitors and customers are increasing. RCM expects that the level of competition will remain high in the future, which could limit RCM's ability to maintain or increase its market share or profitability.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Forward-looking Information - (Continued)

Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, and changes in economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Twenty-Seven Weeks Ended July 3, 2004 Compared to
 Twenty-Six Weeks Ended June 28, 2003

A summary of operating results for the fiscal periods ended July 3, 2004 and June 28, 2003 is as follows (in thousands, except for earnings per share data):

                                                            July 3, 2004                   June 28, 2003
                                                        ----------------------        ------------------------

                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
                                                        ----------  ----------        ----------    ----------
Revenues                                                  $86,622       100.0 %        $105,869        100.0%
Cost of services                                           65,895        76.1            83,671         79.0
                                                        ----------  ----------        ----------    ----------
Gross profit                                               20,727        23.7            22,199         21.0
                                                        ----------  ----------        ----------    ----------

Selling, general and administrative                        17,327        20.0            16,474         15.6
Depreciation and amortization                                 600          .7               604           .6
                                                        ----------  ----------        ----------    ----------
                                                           17,927        20.7            17,078         16.2
                                                        ----------  ----------        ----------    ----------

Operating income                                            2,800         3.2             5,121          4.8
Other (expense) income                                       (241 )        .3                58           .1
                                                        ----------  ----------        ----------    ----------


Income before income taxes                                  2,559         2.9             5,179          4.9
Income taxes                                                  894         1.0             1,890          1.8
                                                        ----------  ----------        ----------    ----------

                                                        ----------  ----------        ----------    ----------
Net income                                                 $1,665         1.9 %         $ 3,289          3.1%
                                                        ==========  ==========        ==========    ==========

Earnings per share
Basic:                                                       $.15                          $.31
Diluted:                                                     $.14                          $.31
                                                        ==========                    ==========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 is a 53-week reporting year. Therefore, the year to date reporting period ended July 3, 2004 consists of twenty-seven weeks as compared to the same period in the prior year which ended on June 28, 2003 consisted of twenty-six weeks. The following discussion is not adjusted for the additional one week in fiscal 2004 unless specifically noted otherwise.

Revenues. Revenues decreased 18.2%, or $19.2 million, for the twenty-seven weeks ended July 3, 2004 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decreased $4.4 million in the Information Technology ("IT") segment and decreased $17.6 million in the Professional Engineering ("PE") segment and increased $2.8 million in the Commercial Services ("CS") segment. Management attributes the overall decrease to the conclusion in accordance with their terms of two major contracts in the IT and PE segments in late 2003. The revenues from the two major contracts in fiscal 2003 were $30.2 million. Management reasonably expects revenues for the remainder of fiscal 2004 which has twenty-six weeks and an additional holiday as compared to the first twenty-seven-weeks to remain consistent on a prorated basis with the revenues for the twenty-seven weeks ended July 3, 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Twenty-Seven Weeks Ended July 3, 2004 Compared to
 Twenty-Six Weeks Ended June 28, 2003 - (Continued)

Cost of Services. Cost of services decreased 21.2%, or $17.8 million, for the twenty-seven weeks ended July 3, 2004 as compared to the comparable prior year period. This decrease was primarily due to the decrease in costs associated with the conclusion of two major contracts in late 2003. Cost of services as a percentage of revenues decreased to 76.1% for the twenty-seven weeks ended July 3, 2004 from 79.0% for the comparable prior year period. This decrease was primarily attributable to a decrease in subcontracted labor related to low margin revenues in the PE segment. Management anticipates the ratio of cost of sales to revenues for fiscal 2004 to remain consistent with the same ratio for the twenty-seven weeks ended July 3, 2004.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 5.2%, or $853,000, for the fiscal period ended July 3, 2004 as compared to the comparable prior year period. This increase was primarily attributable to increased healthcare costs, statutory payroll taxes and one additional week of SGA payroll. SGA expenses as a percentage of revenues were 20.0% for the six months ended July 3, 2004 as compared to 15.6% for the comparable prior year period. Management reasonably expects SGA for the remainder of fiscal 2004 which has twenty-six weeks and an additional holiday to remain consistent with the SGA as adjusted for the twenty-seven weeks ended July 3, 2004.

Depreciation and Amortization. Depreciation and amortization ("DA") decreased 1.0%, or $4,000, for the twenty-seven weeks ended July 3, 2004 as compared to the comparable prior year period.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the twenty-seven weeks ended July 3, 2004, actual interest expense of $268,000 was offset by $35,800 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $156,000 for the twenty-seven weeks ended July 3, 2004 as compared to the comparable prior year period. This increase was primarily due to post-verdict, pre-judgment interest on a verdict against the Company awarding damages of $7.6 million (see note 12). Gains and losses on foreign currency transactions decreased $143,000 because of the stabilization of the Canadian Dollar in the twenty-seven weeks ended July 3, 2004 as compared to the strengthening of the Canadian Dollar in relation to the U.S. Dollar in the comparable prior year period.


Income Tax. Income tax expense decreased 52.7%, or $996,000, for the twenty-seven weeks ended July 3, 2004 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the twenty-seven weeks ended July 3, 2004 compared to the comparable prior year period. The effective tax rate was 35.0% for the twenty-seven weeks ended July 3, 2004 as compared to 36.5% for the comparable prior year period. The decrease in effective tax rate was attributable to the increased amount of tax deductible amortization in relation to reduced income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Twenty-Seven Weeks Ended July 3, 2004 Compared to
 Twenty-Six Weeks Ended June 28, 2003 - (Continued)

Segment Discussion  (See Footnote 11)

Information Technology ("IT")

IT revenues of $47.6 million in 2004 decreased $4.4 million, or 8.5%, compared to 2003. The decline was principally attributable to a softening of demand for information technology services, the weak economy, offshore competition and widespread pricing pressures. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the IT segment was $2.1 million, or 4.4% of revenues, for 2004 as compared to $4.0 million, or 7.6% of revenues, for 2003. The EBITDA margin percentage decrease was due to the conclusion of a major IT contract in late 2003.


Professional Engineering ("PE")

PE revenues of $26.9 million in 2004 decreased $17.6 million, or 39.6%, compared to 2003. The PE segment EBITDA was $1.5 million, or 5.7% of revenues for 2004 as compared to $1.5 million, or 3.3% of revenues for 2003. The decrease in revenue was attributable to the conclusion of a major contract in late 2003 on which RCM had accepted lower margins.

Commercial Services ("CS")

CS revenues of $12.1 million in 2004 increased $2.8 million, or 30.7%, compared to 2003. The CS segment EBITDA was a loss of $254,000, or 2.1% of revenues, as compared to income of $306,000, or 3.3% of revenues, for 2003. The overall decline is principally attributable to competitive pricing pressures and an unfavorable worker's compensation rating market in California. The revenues in the CS segment increased in absolute dollars as compared to the decrease in revenues in the IT and PE segments. This change resulted in a larger allocation of corporate overhead burden to the CS segment as compared to the same period a year ago.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Fourteen Weeks Ended July 3, 2004 Compared to Thirteen Weeks Ended June 28, 2003

A summary of operating results for the fiscal periods ended July 3, 2004 and June 28, 2003 is as follows (in thousands, except for earnings per share data):

                                                            July 3, 2004                   June 28, 2003
                                                        ----------------------         -----------------------

                                                                    % of                            % of
                                                         Amount      Revenue            Amount       Revenue
                                                        ---------   ----------         ---------    ----------

Revenues                                                 $45,349        100.0 %         $55,219        100.0%
Cost of services                                          34,649         76.4            43,825         79.4
                                                        ---------   ----------         ---------    ----------

Gross profit                                              10,700         23.6            11,394         20.6
                                                        ---------   ----------         ---------    ----------

Selling, general and administrative                        8,892         19.6             8,274         15.0
Depreciation and amortization                                300           .7               308           .5
                                                        ---------   ----------         ---------    ----------
                                                           9,192         20.3             8,582         15.5
                                                        ---------   ----------         ---------    ----------


Operating income                                           1,508          3.3             2,812          5.1
Other (expense) income                                      (125 )        (.3 )              77           .1
                                                        ---------   ----------         ---------    ----------

Income before income taxes                                 1,383          3.0             2,889          5.2
Income taxes                                                 514          1.1               953          1.7
                                                        ---------   ----------         ---------    ----------


Net income                                                  $869          1.9 %          $1,936          3.5%
                                                        =========   ==========         =========    ==========

Earnings per share
Basic:                                                      $.08                           $.18
Diluted:                                                    $.07                           $.18
                                                        =========                      =========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 is a 53-week reporting year. Therefore, the second quarter ended July 3, 2004 consists of fourteen weeks as compared to the same period in the prior year which ended on June 28, 2003 consisted of thirteen weeks. The following discussion is not adjusted for the additional one week in fiscal 2004 unless specifically noted otherwise.

Revenues. Revenues decreased 17.9%, or $9.9 million, for the fourteen weeks ended July 3, 2004 as compared to the same period in the prior year (the
"comparable prior year period"). The revenue decreased $765,000 in the IT segment, decreased $11.1 million in the PE segment and increased $2.0 million in the CS segment. Management attributes the overall decrease to the conclusion in accordance with their terms of two major contracts in the IT and PE segments in late 2003. The revenues from the two major contracts in fiscal 2003 were $19.0 million.
                                       34

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Fourteen Weeks Ended July 3, 2004 Compared to
 Thirteen Weeks Ended June 28, 2003 - (Continued)

Cost of Services. Cost of services decreased 20.9%, or $9.2 million, for the fourteen weeks ended July 3, 2004 as compared to the comparable prior year period. This decrease was primarily due to the decrease in costs associated with the conclusion of two major contracts in late 2003. Cost of services as a percentage of revenues decreased to 76.4% for the fourteen weeks ended July 3, 2004 from 79.4% for the comparable prior year period. This decrease was primarily attributable to a decrease in subcontracted labor related to low margin revenues in the PE segment. This subcontracted labor was part of a major contract which was concluded in late 2003.

Selling, General and Administrative. SGA expenses increased 5.2%, or $618,000, for the fourteen weeks ended July 3, 2004 as compared to the comparable prior year period. This increase was primarily attributable to increased healthcare costs, statutory payroll taxes and one additional week of SGA payroll. SGA expenses as a percentage of revenues were 19.6% for the fourteen weeks ended July 3, 2004 as compared to 15.0% for the comparable prior year period.


Depreciation and Amortization. DA decreased 2.6%, or $8,000, for the fourteen weeks ended July 3, 2004 as compared to the comparable prior year period.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the fourteen weeks ended July 3, 2004, actual interest expense of $131,000 was offset by $13,400 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $92,000 for the fourteen weeks ended July 3, 2004 as compared to the comparable prior year period. This increase was primarily due to post-verdict, pre-judgment interest on a verdict against the Company awarding damages of $7.6 million (see note 12). Gains and losses on foreign currency transactions decreased $109,000 because of the stabilization of the Canadian Dollar in the fourteen weeks ended July 3, 2004 as compared to the strengthening of the Canadian Dollar in relation to the U.S. Dollar in the comparable prior year period.


Income Tax. Income tax expense decreased 52.7%, or $996,000, for the fourteen weeks ended July 3, 2004 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the fourteen weeks ended July 3, 2004 compared to the comparable prior year period. The effective tax rate was 35.0% for the fourteen weeks ended July 3, 2004 as compared to 33.0% for the comparable prior year period. The decrease in effective tax rate was attributable to the increased amount of tax deductible amortization in relation to reduced income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Fourteen Weeks Ended July 3, 2004 Compared to
 Thirteen Weeks Ended June 28, 2003 - (Continued)

Segment Discussion  (See Footnote 11)

Information Technology

IT revenues of $25.1 million in 2004 decreased $765,000, or 3.0%, compared to 2003. The decline was principally attributable to a softening of demand for information technology services, the weak economy, offshore competition and widespread pricing pressures. The IT segment EBITDA was $1.4 million, or 5.4% of revenues, for 2004 as compared to $2.2 million, or 8.7% of revenues, for 2003. The EBITDA margin percentage decrease was due to the conclusion of a major IT contract in late 2003.


Professional Engineering

PE revenues of $13.5 million in 2004 decreased $11.1 million, or 45.1%, compared to 2003. The PE segment EBITDA was $528,000 or 3.9% of revenues for 2004 as compared to $704,000, or 2.9% of revenues for 2003. The decrease in revenue was attributable to the conclusion of a major contract in late 2003 on which RCM had accepted lower margins.

Commercial Services

CS revenues of $6.8 million in 2004 increased $2.0 million, or 41.1%, compared to 2003. The CS segment EBITDA was a loss of $79,000, or 1.2% of revenues, as compared to income of $173,000, or 3.6% of revenues, for 2003. The overall decline is principally attributable to competitive pricing pressures and an unfavorable worker's compensation rating market in California. This change resulted in a larger allocation of corporate overhead burden to the CS segment as compared to the same period a year ago.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

Operating activities used $1.2 million of cash for the twenty-seven weeks ended July 3, 2004 as compared to operating activities providing $2.3 million of cash for the comparable 2003 period. The decrease in cash provided by operating activities was primarily attributable to decreased earnings, an increase in accounts receivable, an increase in prepaid expenses and other current assets and a decrease in accounts payable and accrued expenses and income taxes payable which was partially offset by an increase in accrued payroll and payroll and withheld taxes. The significant reason for the increase in accounts receivable was the delay in processing of invoices at one client. Subsequent to July 3, 2004 the Company received $2.4 million in cash collections from this client. The significant reason for the decrease in accounts payable was the utilization of advance payments from one client. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities, for the remainder of fiscal 2004.

Investing activities used $188,000 for the twenty-seven weeks ended July 3, 2004 as compared to $1.5 million for the comparable 2003 period. The decrease in the use of cash for investing activities for 2004 as compared to the comparable period was primarily attributable to a decrease in deferred consideration earn-out payments.

Financing activities principally consisted of debt reduction of $1.1 million in 2004 as compared to financing activities using $4.0 million for debt reduction for the comparable 2003 period.

On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was further amended on July 27, 2004, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks. This agreement provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of the Company's subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the twenty-seven weeks ended July 3, 2004 and twenty-six weeks ended June 28, 2003 were 3.1%. The amounts outstanding under the Revolving Credit Facility at July 3, 2004 and December 27, 2003 were $6.0 million and $7.3 million, respectively. At July 3, 2004, the Company had availability (after deducting amounts outstanding) under the Revolving Credit Facility of $18.9 million.

The Company anticipates that its primary use of capital in the short term will be for working capital purposes. Funding for long term needs will be for working capital as well as any future acquisitions. Long and short term capital requirements will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions.

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


At July 3, 2004, the Company had a deferred tax asset totaling $4.6 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the deferred tax asset during the twelve months ending July 5, 2005.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of July 3, 2004, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 4.       CONTROLS AND PROCEDURES

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs concerning the alleged wrongful limitation by the Company of the number of shares that the plaintiffs could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury verdict and upheld the verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict prejudgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment after August 4, 2003 (at the rate of 5% per annum until December 31, 2003 and at the rate of 4% per annum in 2004). The Company has appealed to the Appellate Division of the Superior Court of New Jersey from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict pre-judgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal was concluded in April 2004. The timing of a ruling on the appeal cannot be predicted at this time.

In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which includes the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of July 3, 2004, the accrued litigation reserve was $8.1 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION


ITEM  1.   LEGAL PROCEEDINGS (CONTINUED)

In addition, in November 2002, the Company brought suit in the Superior Court of New Jersey on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation has been temporarily stayed in the Law Division at the request of the defendants until at least September 30, 2004 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on June 17, 2004.

     The following actions were taken:

         1.) The following directors were elected to serve as Class B directors on the Board of Directors, and shall serve terms expiring at the Company's Annual Meeting in 2007, and until their respective successors shall be elected and qualified. Tabulated voting results were as follows:


              Robert B. Kerr                (Class B)     (For 9,154,610;  Withheld 1,603,979)
              David Gilfor                  (Class B)     (For 9,154,979;  Withheld 1,603,979)

             The Class A director of the Company, Norman Berson will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2006, and until his successor has been elected and qualified.

             The Class C directors of the Company, Leon Kopyt and Stanton Remer, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2005, and until their successors have been elected and qualified.

              2.) Approval of Grant Thornton LLP as the independent auditing firm for the Company for the fiscal year ending December 29, 2004.

                      Votes For - 10,622,645               Votes Against - 67,387       Abstentions - 68,557

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


    10)(a) Fourth Amendment and Modification to Amended and Restated Loan and Security Agreement dated July 27, 2004, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

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





                                     RCM Technologies, Inc.





           Date:  August 5, 2004     By:/s/ Stanton Remer
                                     -----------------------------
                                     Stanton Remer
                                     Chief Financial Officer,
                                     Treasurer, Secretary and Director
                                    (Principal Financial Officer and
                                     Duly Authorized Officer of the Registrant)

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

Date:    August 5, 2004                              /s/ Leon Kopyt
                                                     --------------
                                                     Leon Kopyt
                                                     Chief Executive Officer

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

Date:   August 5, 2004                               /s/ Stanton Remer
                                                     -----------------
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934




         I, Leon Kopyt, President and Chief Executive Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended July 3, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date:August 5, 2004

Exhibit 32.2


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934




         I, Stanton Remer, Chief Financial Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended July 3, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

             (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: August 5, 2004