Form 10-Q
period 2004-10-02
RCM TECHNOLOGIES INC
filed 2004-11-12
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2004

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

 Common Stock, $0.05 par value, 11,351,365 shares outstanding as of November 11, 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES



    PART I - FINANCIAL INFORMATION
                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of October 2, 2004 (Unaudited)
               and December 27, 2003                                                                  3

               Unaudited Consolidated Statements of Income and Comprehensive
                Income  for the Forty Weeks Ended October 2, 2004 and
                Thirty-Nine Weeks Ended September 27, 2003                                            5

               Unaudited Consolidated Statements of Income and Comprehensive Income
               for the Thirteen Weeks Ended October 2, 2004 and  September 27, 2003                   7

               Unaudited Consolidated Statement of Changes in Shareholders'
               Equity for the Forty Weeks Ended October 2, 2004                                       9

               Unaudited Consolidated Statements of Cash Flows for the Forty Weeks Ended
               October 2, 2004 and Thirty-Nine Weeks Ended September 27, 2003                        10

               Notes to Unaudited Consolidated Financial Statements                                  12

          Item 2 - Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                   25

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        39

          Item 4 - Controls and Procedures                                                           39

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                 40

          Item 6 - Exhibits and Reports on Form 8-K                                                  42

          Signatures                                                                                 43



ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 2, 2004 and December 27, 2003



                                     ASSETS

                                                                              October 2,          December 27,
                                                                                 2004                 2003
                                                                            ---------------      ---------------
                                                                               (Unaudited)
Current assets
   Cash and cash equivalents                                                    $2,916,441           $5,152,499
   Accounts receivable, net of allowance for doubtful accounts of $1,917,000 (October 2, 2004) and $1,854,000
      (December 27, 2003), respectively                                         37,614,357           36,269,369
   Restricted cash                                                               8,295,625            8,295,625
   Prepaid expenses and other current assets                                     1,396,966            2,099,206
   Deferred tax assets                                                           4,598,373            4,598,373
                                                                            ---------------      ---------------

      Total current assets                                                      54,821,762           56,415,072
                                                                            ---------------      ---------------



Property and equipment, at cost
   Equipment and leasehold improvements                                          9,383,166            9,564,939
   Less: accumulated depreciation and amortization                               4,881,334            4,435,164
                                                                            ---------------      ---------------

                                                                                 4,501,832            5,129,775
                                                                            ---------------      ---------------



Other assets
   Deposits                                                                        121,214               82,958
   Goodwill                                                                     38,007,233           38,007,233
   Intangible assets, net of accumulated amortization
      of  $293,663 and $242,249 at October 2, 2004 and
      December 27, 2003, respectively                                               17,138               68,551
                                                                            ---------------      ---------------

                                                                                38,145,585           38,158,742
                                                                            ---------------      ---------------



      Total assets                                                             $97,469,179          $99,703,589
                                                                            ===============      ===============

                                        3

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      October 2, 2004 and December 27, 2003


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             October 2,           December 27,
                                                                                2004                  2003
                                                                           ---------------       ---------------
                                                                            (Unaudited)
Current liabilities
   Line of credit                                                              $4,900,000            $7,300,000
   Accounts payable and accrued expenses                                       12,067,408            15,574,036
   Accrued compensation                                                         5,566,223             5,456,330
   Payroll and withheld taxes                                                     902,796               171,030
   Income taxes payable                                                         4,088,665             4,026,097
                                                                           ---------------       ---------------

       Total current liabilities                                               27,525,092            32,533,493
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,351,365 and
       11,285,279 shares issued and outstanding
       at October 2, 2004 and December 27, 2003, respectively                     567,568               564,264
    Accumulated other comprehensive income                                        642,845               556,795
    Additional paid-in capital                                                 98,160,760            97,906,888
    Accumulated deficit                                                       (29,427,086)          (31,857,851)
                                                                           ---------------       ---------------

                                                                               69,944,087            67,170,096
                                                                           ---------------       ---------------




       Total liabilities and shareholders' equity                             $97,469,179           $99,703,589
                                                                           ===============       ===============

                                       4
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Forty Weeks Ended October 2, 2004 and Thirty-Nine Weeks Ended September 27, 2003
                                   (Unaudited)


                                                                                 2004                  2003
                                                                             --------------        -------------

Revenues                                                                      $127,554,978          $161,093,773

Cost of services                                                                96,864,263           127,350,373
                                                                             --------------        -------------

Gross profit                                                                    30,690,715            33,743,400
                                                                             --------------        -------------

Operating costs and expenses
   Selling, general and administrative                                          25,649,389            24,809,503
   Depreciation and amortization                                                   905,224               914,276
                                                                             --------------        -------------
                                                                                26,554,613            25,723,779
                                                                             --------------        -------------

Operating income                                                                 4,136,102             8,019,621
                                                                             --------------        -------------

Other (expenses) income
   Interest expense, net of interest income                                       (351,539)             (180,261)
   (Loss) gain on foreign currency transactions                                     (4,266)              116,407
                                                                             --------------        -------------
                                                                                  (355,805  )            (63,854  )
                                                                             --------------        -------------

Income before income taxes                                                       3,780,297             7,955,767

Income taxes                                                                     1,349,532             2,849,709
                                                                             --------------        -------------

Net income                                                                       2,430,765             5,106,058

Other comprehensive income
   Foreign currency translation adjustment                                          86,050               867,709
                                                                             --------------        -------------

Comprehensive income                                                            $2,516,815            $5,973,767
                                                                             ==============        =============

                                       5

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED) Forty Weeks Ended October 2, 2004 and Thirty-Nine Weeks Ended September 27, 2003
                                   (Unaudited)


                                                                                   2004                2003
                                                                              ---------------     ---------------

Basic earnings per share
    Basic earnings per share                                                            $.21                $.48
                                                                                        ====                ====

Weighted average number of common shares outstanding                              11,315,707          10,633,211
                                                                                  ==========          ==========

Diluted earnings per share
    Diluted earnings per share                                                          $.21                $.48
                                                                                        ====                ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 396,248 and 81,438 in 2004 and 2003, respectively)                         11,711,955          10,714,649
                                                                                  ==========          ==========

                                       6
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Thirteen Weeks Ended October 2, 2004 and September 27, 2003
                                   (Unaudited)


                                                                                 2004                  2003
                                                                             --------------        --------------

Revenues                                                                       $40,933,476           $55,224,390

Cost of services                                                                30,969,538            43,679,866
                                                                             --------------        --------------

Gross profit                                                                     9,963,938            11,544,524
                                                                             --------------        --------------
Operating costs and expenses
   Selling, general and administrative                                           8,322,372             8,335,493
   Depreciation and amortization                                                   305,494               310,260
                                                                             --------------        --------------
                                                                                 8,627,866             8,645,753
                                                                             --------------        --------------

Operating income                                                                 1,336,072             2,898,771
                                                                             --------------        --------------

Other (expenses) income
   Interest expense, net of interest income                                       (118,952)             (103,529)
   Gain (loss) on foreign currency transactions                                      3,522               (18,558)
                                                                             --------------        --------------
                                                                                  (115,430)             (122,067)
                                                                             --------------        --------------
Income before income taxes                                                       1,220,642             2,776,704

Income taxes                                                                       455,128               960,052
                                                                             --------------        --------------

Net income                                                                         765,514             1,816,652

Other comprehensive income (loss)
   Foreign currency translation adjustment                                         309,708               (70,097  )
                                                                             --------------        --------------
Comprehensive income                                                            $1,075,222            $1,746,555
                                                                             ==============        ==============


                                       7
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (CONTINUED)
           Thirteen Weeks Ended October 2, 2004 and September 27, 2003
                                   (Unaudited)


                                                                                   2004                2003
                                                                              ---------------     ---------------

Basic earnings per share
    Basic earnings per share                                                            $.07                $.17
                                                                                        ====                ====

Weighted average number of common shares outstanding                              11,315,707          10,633,211
                                                                                  ==========          ==========

Diluted earnings per share
    Diluted earnings per share                                                          $.07                $.17
                                                                                        ====                ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 300,349 and 166,646 in 2004 and 2003, respectively)                        11,638,037          10,799,857
                                                                                  ==========          ==========


                                       8

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        Forty Weeks Ended October 2, 2004
                                   (Unaudited)










                                                               Accumulated
                                                                  Other          Additional
                                        Common Stock          Comprehensive       Paid-in       Accumulated
                                        ------------             Income          Capital         Deficit              Total
                                      Shares        Amount



Balance, December 27, 2003           11,285,279    $564,264          $556,795     $97,906,888   ($31,857,851)       $67,170,096

Issuance of stock
under employee
stock purchase plan                      15,002         750                            80,861                            81,611

Exercise of stock options                51,084       2,554                           173,011                           175,565

Translation adjustment                                                86,050                                             86,050

Net income                                                                                         2,430,765          2,430,765
                                     ----------     -------           -------      ----------       ---------         ---------

Balance, October 2, 2004             11,351,365    $567,568          $642,845     $98,160,760   ($29,427,086)       $69,944,087
                                     ==========    ========          ========     ===========   =============       ===========

                                       9
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
Forty Weeks Ended October 2, 2004 and Thirty-Nine Weeks Ended September 27, 2003
                                   (Unaudited)

                                                                                   2004               2003
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                    $2,430,765         $5,106,058
                                                                              ---------------     --------------

    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                               905,224            914,276
         Provision for losses on accounts receivable                                  63,000            311,000
         Changes in assets and liabilities:
             Accounts receivable                                                  (1,407,988)       (10,745,691)
             Income tax refund receivable                                                             3,733,083
             Restricted cash                                                                         (8,295,625)
             Deferred tax asset                                                                       3,069,422
             Prepaid expenses and other current assets                               702,240          1,267,789
             Accounts payable and accrued expenses                                (3,506,634)         3,885,180
             Accrued compensation                                                    109,893          3,204,835
             Payroll and withheld taxes                                              725,765            396,924
             Income taxes payable                                                     62,568            (62,967)
                                                                              ---------------     --------------

    Total adjustments                                                             (2,345,932)        (2,321,774)
                                                                              ---------------     --------------



Net cash provided by operating activities                                            $84,833         $2,784,284
                                                                              ---------------     --------------



                                       10

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Forty Weeks Ended October 2, 2004 and Thirty-Nine Weeks
                     Ended September 27, 2003 - (Continued)
                                   (Unaudited)


                                                                                   2004               2003
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                                ($225,861)         ($274,594)
    Increase in deposits                                                             (38,256)           (23,891)
    Contingent consideration                                                                         (1,353,638)
                                                                              ---------------     --------------

    Net cash used in investing activities                                           (264,117)        (1,652,123)
                                                                              ---------------     --------------

Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                    81,611             71,117
    Exercise of stock options                                                        175,565
    Net repayments of line of credit                                              (2,400,000)          (120,000)
                                                                              ---------------     --------------

    Net cash used in financing activities                                         (2,142,824)           (48,883)
                                                                              ---------------     --------------

Effect of exchange rate changes on cash and cash equivalents                          86,050            867,709
                                                                              ---------------     --------------

(Decrease) increase in cash and cash equivalents                                  (2,236,058)         1,950,987

Cash and cash equivalents at beginning of period                                   5,142,499          2,845,154
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $2,916,441         $4,796,141
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                              $157,901           $156,896
      Income taxes (refund)                                                       $1,181,377        ($3,889,829)



                                       11
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 27, 2003. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company, and its consolidated results of operations for the interim periods set forth herein. The results for the forty weeks ended October 2, 2004 are not necessarily indicative of the results to be expected for the full year.


2.   Fiscal Year

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 is a 53-week reporting year. The third quarter of 2003, year ended 2003 and the third quarter of 2004 ended on the following dates, respectively:

      Period Ending             Weeks in Quarter        Weeks in Year to Date

      September 27, 2003           Thirteen                  Thirty-nine
      December 27, 2003            Thirteen                  Fifty-two
      October 2, 2004              Thirteen                  Forty


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

     The Company can be affected by a variety of factors including uncertainty relating to the performance of the U.S. economy, competition, demand for the Company's services, adverse litigation and claims, and the hiring, training and retention of key employees.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.   New Accounting Standards

     In January 2003, the Financial Accounting Standards Board ("FASB") released Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46") which requires that all primary beneficiaries of Variable Interest Entities ("VIE") consolidate that entity. FIN 46 was effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities and the adoption of FIN 46R did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.


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

     The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the forty weeks ended October 2, 2004 and thirty-nine weeks ended September 27, 2003 were 2.84% and 3.24%, respectively. The amounts outstanding under the Revolving Credit Facility at October 2, 2004 and December 27, 2003 were $4.9 million and $7.3 million, respectively. At October 2, 2004, the Company had availability (after deducting amounts outstanding) under the Revolving Credit Facility of $20.0 million.


6.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                ----------------------------------- -----------------------------------
                                                    Thirty-Nine        Thirteen            Thirteen
                                  Forty Weeks       Weeks Ended      Weeks Ended          Weeks Ended
                                 Ended October     September 27,      October 2,         September 27,
                                    2, 2004            2003              2004                 2003
                                ---------------- ------------------ --------------- -------------------
     Interest expense                 ($398,844)         ($227,926)      ($129,466)        ($123,075)
     Interest income                     47,305             47,665          10,514            19,566
                                ---------------- ------------------ --------------- -------------------
                                      ($351,539)         ($180,261)      ($118,952)        ($103,509)
                                ================ ================== =============== ===================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   Goodwill

     Statement of Financial Accounting Standards ("SFAS") 142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2003 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2003. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill. The results of the 2003 impairment testing indicated no impairment to goodwill. Future changes in the industry could impact the market multiples of comparable businesses, and consequently could impact the results of future annual impairment tests. There have been no events in fiscal year 2004 through October 2, 2004 that have indicated a need to perform the impairment test prior to the Company's annual test date.

     There are no changes in the carrying amount of goodwill for the forty week period ended October 2, 2004.


8.   Accounts Payable

     Accounts payable and accrued expenses consisted of the following at October 2, 2004 and December 27, 2003:

                                                            October 2,      December 27,
                                                               2004             2003
                                                          ---------------  ----------------
                                                           (Unaudited)
      Accounts payable and other accrued expenses             $3,926,381        $7,216,885
      Reserve for litigation                                   8,141,027         8,357,151
                                                          ---------------  ----------------

      Total                                                  $12,067,408       $15,574,036
                                                          ===============  ================


9.   Shareholders' Equity

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                             October 2,      December 27,
                                                                2004             2003
                                                            --------------  ----------------
                                                              (Unaudited)

      Exercise of options outstanding                           1,196,083         1,214,916
      Future grants of options                                    991,536         1,074,287
                                                            --------------  ----------------

      Total                                                     2,187,619         2,289,203
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

     At October 2, 2004, the Company had four stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                     Forty          Thirty-Nine     Thirteen Weeks       Thirteen
                                                  Weeks Ended       Weeks Ended                        Weeks Ended
                                                   October 2,      September 27,     Ended October    September 27,
                                                      2004             2003             2, 2004            2003
                                                 ---------------  ----------------  ----------------  ---------------
      Net income, as reported                            $2,431            $5,106              $766           $1,816

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards                               254               807                85              245

      Net income, pro forma                              $2,177            $4,239              $681           $1,571

      Earnings per share of common stock-basic:
         As reported                                       $.21              $.48              $.07             $.17
         Pro forma                                         $.19              $.40              $.06             $.15

      Earnings per share of common stock-diluted:
         As reported                                       $.21              $.48              $.07             $.17
         Pro forma                                         $.19              $.40              $.06             $.15


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.   Stock - Based Compensation (Continued)

     The pro forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The pro forma stock based compensation cost for September 27, 2003 has been adjusted. The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during the forty weeks ended October 2, 2004 has been estimated using the following assumptions: risk free interest rate of 4.0%, expected life of options of five years, and expected stock volatility of 60.2%. The weighted average fair value per option granted was $4.86 for the 149,000 options granted during the forty weeks ended October 2, 2004.

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provides for the issuance of up to 100,000 shares of common stock per individual to officers, directors and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued are intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms cannot exceed 10 years and the exercise price cannot be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant for each of these options. At October 2, 2004, options to purchase 92,855 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provides for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Unvested options terminate when an optionee ceases to be a director of the Company. At October 2, 2004, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At October 2, 2004, options to purchase 922,980 shares of common stock were available for future grants, and options to purchase 249,145 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors of the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At October 2, 2004, options to purchase 68,556 shares of common stock are available for future grants, and options to purchase 784,083 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Stock - Based Compensation (Continued)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the forty weeks ended October 2, 2004 and the thirty-nine weeks ended September 27, 2003, there were 15,002 and 21,171 shares issued under the Purchase Plan, respectively. At October 2, 2004, there were 320,004 shares available for issuance under the Purchase Plan.

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


  Forty Weeks Ended                 Information      Professional        Commercial
  October 2, 2004                    Technology       Engineering         Services       Corporate         Total
                                   ---------------   --------------     --------------  -------------   -------------
  Revenue                                 $70,439          $38,886            $18,230                       $127,555

  Operating expenses (1)                   67,077           36,865             18,576                        122,518
                                   ---------------   --------------     --------------  -------------   -------------
  EBITDA  (2)                               3,362            2,021               (346  )                       5,037

  Depreciation                                468              305                 81                            854

  Amortization of intangibles                  15               32                  4                             51
                                   ---------------   --------------     --------------  -------------   -------------
  Operating income (loss)                   2,879            1,684               (431  )                       4,132

  Interest expense, net of
  interest income                             194              107                 51                            352

  Income taxes (benefit)                      958              563               (172  )                       1,349
                                    ---------------   --------------     --------------                  -------------

  Net income (loss)                        $1,727           $1,014              ($310  )                      $2,431
                                   ===============   ==============     ==============                  =============

  Total assets                            $50,226          $21,558             $6,254        $19,431         $97,469

  Capital expenditures                        $14              $45                $15           $152            $226


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

  Thirty-Nine Weeks                 Information       Professional      Commercial
  Ended September 27, 2003           Technology       Engineering        Services        Corporate         Total
                                   ---------------    ------------     --------------   -------------   -------------
  Revenue                                 $77,170         $69,876            $14,048                        $161,094

  Operating expenses (1) (3)               71,713          66,664             13,667                         152,044
                                   ---------------    ------------     --------------   -------------   -------------
  EBITDA  (2)                               5,457           3,212                381                           9,050

  Depreciation                                438             406                 49                             893

  Amortization of intangibles                   9              10                  2                              21
                                   ---------------    ------------     --------------   -------------   -------------
  Operating income                          5,010           2,796                330                           8,136

  Interest expense, net of
  interest income                              86              78                 16                             180

  Income taxes                              1,764             974                112                           2,850
                                   ---------------    ------------     --------------                   -------------
  Net income                               $3,160          $1,744               $202                          $5,106
                                   ===============    ============     ==============                   =============

  Total assets                            $51,854         $25,366             $5,755         $20,351        $103,326

  Capital expenditures                                                                          $275            $275


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

  Thirteen Weeks Ended              Information     Professional      Commercial
  October 2, 2004                   Technology      Engineering        Services       Corporate        Total
                                  ---------------- ---------------  ---------------  ------------- ---------------
  Revenue                                 $22,803         $11,966           $6,164                        $40,933

  Operating expenses (1)                   21,550          11,482            6,256                         39,288
                                  ---------------- ---------------  ---------------  ------------- ---------------

  EBITDA   (2)                              1,253             484              (92)                         1,645

  Depreciation                                159             100               29                            288

  Amortization of intangibles                   5              11                1                             17
                                  ---------------- ---------------  ---------------  ------------- ---------------
  Operating income (loss)                   1,089             373             (122)                         1,340

  Interest expense, net of
  interest income                              66              35               18                            119

  Income taxes (benefit)                      381             139              (65)                           455
                                  ---------------- ---------------  ---------------                ---------------
  Net income (loss)                          $642            $199             ($75)                          $766
                                  ================ ===============  ===============                ===============

  Total assets                            $50,226         $21,558           $6,254        $19,431         $97,469

  Capital expenditures                        $14             $45              $15                            $74


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

  Thirteen Weeks Ended              Information     Professional      Commercial
  September 27, 2003                Technology      Engineering        Services       Corporate        Total
                                  ---------------- ---------------  ---------------  ------------- ---------------
  Revenue                                 $25,104         $25,307           $4,813                        $55,224

  Operating expenses (1) (3)                               24,045            4,683                         52,033
                                  ---------------- ---------------  ---------------  ------------- ---------------
  EBITDA   (2)                              1,799           1,262              130                          3,191

  Depreciation                                153             128               19                            300

  Amortization of intangibles                   4               5                1                             10
                                  ---------------- ---------------  ---------------  ------------- ---------------
  Operating income                          1,642           1,129              110                          2,881

  Interest expense, net of
  interest income                              47              48                9                            104

  Income taxes                                551             374               35                            960
                                  ---------------- ---------------  ---------------                ---------------

  Net income                               $1,044            $707              $66                         $1,817
                                  ================ ===============  ===============                ===============

  Total assets                            $51,854         $25,366           $5,755        $20,351        $103,326

  Capital expenditures                                                                        $96             $96

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

(3) Certain reclassifications have been made to 2003 segment data to conform to 2004 presentation.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.   Segment Information (Continued)

The Company is domiciled in the U. S. and its segments operate in the U. S. and Canada. Revenues and fixed assets by geographic area as of and for the forty weeks ended October 2, 2004 and the thirty-nine weeks ended September 27, 2003 are as follows (in thousands):

                                                        Forty Weeks       Thirty-Nine
                                                           Ended          Weeks Ended
                                                        October 2, 2004  September 27,
                                                                             2003
                                                      ----------------- ----------------
     Revenues
        U. S.                                                 $112,266         $114,153
        Canada                                                  15,289           46,941
                                                      ----------------- ----------------
                                                              $127,555         $161,094
                                                      ================= ================

     Fixed Assets
        U. S.                                                   $4,260           $5,084
        Canada                                                     242              392
                                                      ----------------- ----------------
                                                                $4,502           $5,476
                                                      ================= ================

Revenues by geographic area for thirteen weeks ended October 2, 2004 and the thirteen weeks ended September 27, 2003 are as follows (in thousands):

                                                           Fourteen         Thirteen
                                                         Weeks Ended      Weeks Ended
                                                       October 2, 2004    September 27,
                                                                            2003
                                                      ---------------- ---------------
     Revenues
        U. S.                                                 $36,446         $38,458
        Canada                                                  4,487          16,766
                                                      ---------------- ---------------
                                                              $40,933         $55,224
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

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of October 2, 2004, the accrued litigation reserve was $8.1 million.

     In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1)of its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation has been temporarily stayed in the Law Division at the request of the defendants until at least January 10, 2005 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview

     RCM participates in a market that is cyclical in nature and sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be significant. The Company's consolidated revenues have declined 20.8%, or $33.5 million, for the forty weeks ended October 2, 2004 as compared to the same period in the prior year. The reduction in revenues is primarily attributable to the conclusion of two major contracts in 2003, as well as reduced capital spending by customers, strong competitive pricing pressures and the challenging economic environment.

     During the latter portion of the 1990's RCM made significant personnel and infrastructure investments to support a high-growth strategy through broad-based market penetration and acquisitions. The dramatic slowdown in the United States economy, which began during 2000, prompted management to reconsider its strategy. In that regard, the Company initiated reductions in its staff personnel and office requirements in response to the decrease in sales volume in year 2001. Since that time, management has continued to monitor its operating cost structure in order to maintain a cost benefit relationship with revenues. In addition, there has been an ongoing focus on working capital management and cash flows. These efforts have resulted in an improvement in accounts receivable collections, debt reduction and improved cash flows. Furthermore, the Company has improved discipline in its marketing and sales strategies by providing a more cohesive and relevant marketing and sales approach to new and existing customers and now focuses on growth in targeted vertical markets and in service offerings providing greater revenue opportunities.

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

     Nonetheless, the Company continues to believe that IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement packaged software applications to support existing business objectives. Companies also need to continually keep pace with new developments, which often render existing equipment and internal skills obsolete. Consequently, business drivers cause IT managers to support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints. This has given rise to a demand for outsourcing. The Company believes that its current clients and prospective future clients are continuing to evaluate the potential for outsourcing business critical applications and entire business functions.

     The Company provides project management and consulting services which are billed based on either an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solutions and project management services. The Company also realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed.

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

Critical Accounting Policies

The financial statements are prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments, and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The Company has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

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

Goodwill and Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company discontinued amortizing goodwill and began applying the specific guidance contained in that Statement to evaluate the carrying value and recoverability of its goodwill by evaluating the fair market value of the reporting units within which goodwill resides. The process of estimating fair value, in part, relies on the use of forecasts to estimate future cash flows expected from a reporting unit as well as the use of market multiples in determining fair market value. In order to estimate future cash flows, management must make subjective judgments based on reasonable supportable assumptions and projections. The time periods for estimating future cash flows are lengthy, which increases the risk that actual future results could significantly deviate from estimates. Changes in future market conditions, the Company's strategy, or other factors could impact upon the future values of these reporting units, which could result in future impairment charges.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Accounting for Stock Options

The Company has used stock options to attract, retain and reward employees for long-term service. Generally accepted accounting principles allow alternative methods of accounting for these awards. The Company has chosen to account for its stock plans (including stock option plans) under APB Opinion 25, "Accounting for Stock Issued to Employees." Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's income statement. SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the alternative method of accounting for stock options. Had SFAS 123 been adopted, the Company would have recorded additional pre-tax costs of approximately $85,000 and $254,000 for the thirteen weeks and forty weeks ended October 2, 2004, respectively. The pro forma compensation cost was calculated using the Black-Scholes Options Pricing Model, which includes estimates based on assumptions for the risk-free interest rate, life of options and stock price volatility and is based upon freely traded options. Changes in the underlying assumptions could impact the pro forma compensation cost.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings. As of December 27, 2003 and October 2, 2004, the Company had total net deferred tax assets of $4.6 million. This included $936,000 relating primarily to federal and state net operating loss carry forwards. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

Forward-looking Information

The Company's growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for consulting and engineering services as well as temporary and permanent employees. Should the U.S. economy decline, the Company's operating performance could be adversely impacted. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, further declines in the economy could result in the need for future cost reductions or changes in strategy.

Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional employee benefits, licensing or tax requirements with respect to the provision of employment services that may reduce RCM's future earnings. There can be no assurance that RCM will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.


The employment services market is highly competitive with limited barriers to entry. RCM competes in global, national, regional and local markets with numerous consulting, engineering and employment companies. Price competition in the industries the Company serves is significant, and pricing pressures from competitors and customers are increasing. RCM expects that the level of competition will remain high in the future, which could limit RCM's ability to maintain or increase its market share or profitability.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Forward-looking Information - (Continued)

Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes" "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, and changes in economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Forty Weeks Ended October 2, 2004 Compared to Thirty-Nine Weeks Ended
 September 27, 2003

A summary of operating results for the fiscal periods ended October 2, 2004 and September 27, 2003 is as follows (in thousands, except for earnings per share data):

                                                           October 2, 2004              September 27, 2003
                                                        ----------------------        ------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
                                                        ----------  ----------        ----------    ----------
Revenues                                                 $127,555       100.0 %        $161,094         100.0 %
Cost of services                                           96,865        75.9           127,350          79.1
                                                        ----------  ----------        ----------    ----------
Gross profit                                               30,690        24.1            33,744          20.9
                                                        ----------  ----------        ----------    ----------
Selling, general and administrative                        25,649        20.1            24,810          15.4
Depreciation and amortization                                 905          .7               914            .6
                                                        ----------  ----------        ----------    ----------
                                                           26,554        20.8            25,724          16.0
                                                        ----------  ----------        ----------    ----------

Operating income                                            4,136         3.3             8,020           4.9
Other expense                                                 356          .3                64
                                                        ----------  ----------        ----------    ----------

Income before income taxes                                  3,780         3.0             7,956           4.9
Income taxes                                                1,349         1.1             2,850           1.7
                                                        ----------  ----------        ----------    ----------
Net income                                                 $2,431         1.9 %          $5,106           3.2 %
                                                        ==========  ==========        ==========    ==========
Earnings per share
Basic:                                                       $.21                          $.48
Diluted:                                                     $.21                          $.48
                                                        ==========                    ==========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 is a 53-week reporting year. Therefore, the year to date reporting period ended October 2, 2004 consists of forty weeks as compared to the same period in the prior year which ended on September 27, 2003 consisted of thirty-nine weeks. The following discussion is not adjusted for the additional one week in fiscal 2004 unless specifically noted otherwise.

Revenues. Revenues decreased 20.8%, or $33.5 million, for the forty weeks ended October 2, 2004 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decreased $6.7 million in the Information Technology ("IT") segment, decreased $31.0 million in the Professional Engineering ("PE") segment and increased $4.2 million in the Commercial Services ("CS") segment. Management attributes the overall decrease to the conclusion in accordance with their terms of two major contracts in the IT and PE segments in early 2004 as well as a softening of demand for information technology services, the weak general economy, offshore competition and widespread pricing pressures. The aggregate revenues from the two major contracts in fiscal 2003 were $31.9 million. Management reasonably expects revenues for the remainder of fiscal 2004, which has thirteen weeks and an additional holiday, as compared to the first forty weeks, to remain consistent on a prorated basis with the revenues for the forty weeks ended October 2, 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Forty Weeks Ended October 2, 2004 Compared to Thirty-Nine Weeks Ended
 September 27, 2003 - (Continued)

Cost of Services. Cost of services decreased 23.9%, or $30.5 million, for the forty weeks ended October 2, 2004 as compared to the comparable prior year period. This decrease was primarily due to the decrease in costs associated with the conclusion of two major contracts in late 2003. Cost of services as a percentage of revenues decreased to 75.9% for the forty weeks ended October 2, 2004 from 79.1% for the comparable prior year period. This decrease was primarily attributable to a decrease in subcontracted labor related to low margin revenues in the PE segment. This subcontracted labor was part of a major contract which was concluded in late 2003. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2004 to remain consistent with the same ratio for the forty weeks ended October 2, 2004.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 3.4%, or $839,000, for the fiscal period ended October 2, 2004 as compared to the comparable prior year period. This increase was primarily attributable to increased healthcare costs, statutory payroll taxes and one additional week of SGA payroll. SGA expenses as a percentage of revenues were 20.1% for the forty weeks ended October 2, 2004 as compared to 15.4% for the comparable prior year period. Management reasonably expects SGA for the remainder of fiscal 2004, which has thirteen weeks and an additional holiday, to remain consistent with the SGA as adjusted for the forty weeks ended October 2, 2004.

Depreciation and Amortization. Depreciation and amortization ("DA") decreased 1.0%, or $9,000, for the forty weeks ended October 2, 2004 as compared to the comparable prior year period.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the forty weeks ended October 2, 2004, actual interest expense of $398,800 was offset by $47,300 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $171,300 for the forty weeks ended October 2, 2004 as compared to the comparable prior year period. This increase was primarily due to post-verdict, pre-judgment interest on a verdict against the Company awarding damages of $7.6 million (see note 12). Gains and losses on foreign currency transactions decreased $112,100 because of the stabilization of the Canadian Dollar in the forty weeks ended October 2, 2004 as compared to the strengthening of the Canadian Dollar in relation to the U.S. Dollar in the comparable prior year period.

Income Tax. Income tax expense decreased 52.7%, or $1.5 million, for the forty weeks ended October 2, 2004 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the forty weeks ended October 2, 2004 compared to the comparable prior year period. The effective tax rate was 35.7% for the forty weeks ended October 2, 2004 as compared to 35.8% for the comparable prior year period. The decrease in effective tax rate was attributable to the increased amount of tax deductible amortization in relation to reduced income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Forty Weeks Ended October 2, 2004 Compared to Thirty-Nine Weeks Ended
 September 27, 2003 - (Continued)

Segment Discussion  (See Footnote 11)

Information Technology ("IT")

IT revenues of $70.4 million in 2004 decreased $6.7 million, or 8.7%, compared to 2003. The decline was principally attributable to a softening of demand for information technology services, the weak economy, offshore competition and widespread pricing pressures. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the IT segment was $3.4 million, or 4.8% of revenues, for 2004 as compared to $5.5 million, or 7.1% of revenues, for 2003. The EBITDA margin percentage decrease was due to the conclusion of a major IT contract in early 2004.

Professional Engineering ("PE")

PE revenues of $38.9 million in 2004 decreased $31.0 million, or 44.3%, compared to 2003. The PE segment EBITDA was $2.0 million, or 5.2% of revenues for 2004 as compared to $3.2 million, or 4.6% of revenues for 2003. The decrease in revenue was attributable to the conclusion of a major engineering contract in early 2004 on which RCM had accepted lower margins.

Commercial Services ("CS")

CS revenues of $18.2 million in 2004 increased $4.2 million, or 29.8% compared to 2003. The increase in revenues for the CS segment was attributable to improvement in economic activity within this segment. The CS segment EBITDA was a loss of $346,000, or 1.9% of revenues, as compared to income of $381,000, or 2.7% of revenues, for 2003. The overall decline is principally attributable to competitive pricing pressures and an unfavorable worker's compensation rating market in California. The revenues in the CS segment increased in absolute dollars as compared to the decrease in revenues in the IT and PE segments which resulted in a larger allocation of corporate overhead burden to the CS segment as compared to the same period a year ago.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended October 2, 2004 Compared to Thirteen Weeks Ended
 September 27, 2003

A summary of operating results for the fiscal periods ended October 2, 2004 and September 27, 2003 is as follows (in thousands, except for earnings per share data):

                                                           October 2, 2004               September 27, 2003
                                                        ----------------------         -----------------------
                                                                    % of                            % of
                                                         Amount      Revenue            Amount       Revenue
                                                        ---------   ----------         ---------    ----------
Revenues                                                 $40,933        100.0 %         $55,224         100.0 %
Cost of services                                          30,970         75.7            43,680          79.1
                                                        ---------   ----------         ---------    ----------
Gross profit                                               9,963         24.3            11,544          20.9
                                                        ---------   ----------         ---------    ----------

Selling, general and administrative                        8,322         20.3             8,335          15.1
Depreciation and amortization                                305           .7               310            .6
                                                        ---------   ----------         ---------    ----------
                                                           8,627         21.0             8,645          15.7
                                                        ---------   ----------         ---------    ----------

Operating income                                           1,336          3.3             2,899           5.2
Other expense                                                115           .3               122            .2
                                                        ---------   ----------         ---------    ----------
Income before income taxes                                 1,221          3.0             2,777           5.0
Income taxes                                                 455          1.1               960           1.7
                                                        ---------   ----------         ---------    ----------

Net income                                                  $766          1.9 %          $1,817           3.3 %
                                                        =========   ==========         =========    ==========

Earnings per share
Basic:                                                      $.07                           $.17
Diluted:                                                    $.07                           $.17
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

Revenues. Revenues decreased 25.9%, or $14.3 million, for the thirteen weeks ended October 2, 2004 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decreased $2.3 million in the IT segment, decreased $13.3 million in the PE segment and increased $1.4 million in the CS segment. Management attributes the overall decrease to the conclusion in accordance with their terms of two major contracts in the IT and PE segments in early 2004 as well as a softening of demand for information technology services, the weak economy, offshore competition and widespread pricing pressures. The revenues from the two major contracts in fiscal 2003 were $8.3 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended October 2, 2004 Compared to Thirteen Weeks Ended
 September 27, 2003 - (Continued)

Cost of Services. Cost of services decreased 29.1%, or $12.7 million, for the thirteen weeks ended October 2, 2004 as compared to the comparable prior year period. This decrease was primarily due to the decrease in costs associated with the conclusion of two major contracts in late 2003 as well as lower overall revenues. Cost of services as a percentage of revenues decreased to 75.7% for the thirteen weeks ended October 2, 2004 from 79.1% for the comparable prior year period. This decrease was primarily attributable to a decrease in subcontracted labor related to low margin revenues in the PE segment. This subcontracted labor was part of a major contract which was concluded in early 2004.

Selling, General and Administrative. SGA expenses decreased 0.2%, or $13,000, for the thirteen weeks ended October 2, 2004 as compared to the comparable prior year period. SGA expenses as a percentage of revenues were 20.3% for the thirteen weeks ended October 2, 2004 as compared to 15.1% for the comparable prior year period. This percentage increase results from the operating expenses absorbed by lower revenues.

Depreciation and Amortization. DA decreased 1.6%, or $5,000, for the thirteen weeks ended October 2, 2004 as compared to the comparable prior year period.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended October 2, 2004, actual interest expense of $129,500 was offset by $10,500 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $15,400 for the thirteen weeks ended October 2, 2004 as compared to the comparable prior year period. This increase was primarily due to the increased interest rates on borrowed funds. Gains and losses on foreign currency transactions decreased $22,100 because of the stabilization of the Canadian Dollar in the thirteen weeks ended October 2, 2004 as compared to the strengthening of the Canadian Dollar in relation to the U.S. Dollar in the comparable prior year period.

Income Tax. Income tax expense decreased 52.6%, or $505,000, for the thirteen weeks ended October 2, 2004 as compared to the comparable prior year period. This decrease was attributable to a lower level of income before taxes for the thirteen weeks ended October 2, 2004 compared to the comparable prior year period. The effective tax rate was 37.3% for the thirteen weeks ended October 2, 2004 as compared to 34.6% for the comparable prior year period. The increase in effective tax rate was attributable to the increased amount of non deductible expenses in relation to reduced income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended October 2, 2004 Compared to Thirteen Weeks Ended
 September 27, 2003 - (Continued)

Segment Discussion (See Footnote 11)

Information Technology

IT revenues of $22.8 million in 2004 decreased $2.3 million, or 9.2%, compared to 2003. The decline was principally attributable to a softening of demand for information technology services, the weak economy, offshore competition and widespread pricing pressures. The IT segment EBITDA was $1.3 million, or 5.5% of revenues, for 2004 as compared to $1.8 million, or 7.2% of revenues for 2003. The EBITDA margin percentage decrease was due to the conclusion of a major IT contract in early 2004.

Professional Engineering

PE revenues of $12.0 million in 2004 decreased $13.3 million, or 52.7%, compared to 2003. The PE segment EBITDA was $484,000 or 4.0% of revenues for 2004 as compared to $1.3 million, or 5.0% of revenues for 2003. The decrease in revenue was attributable to the conclusion of a major engineering contract in early 2004 on which RCM had accepted lower margins.

Commercial Services

CS revenues of $6.2 million in 2004 increased $1.4 million, or 28.1%, compared to 2003. The CS segment EBITDA was a loss of $92,000, or 1.5% of revenues, as compared to income of $130,000, or 2.7% of revenues for 2003. This change resulted in a larger allocation of corporate overhead burden to the CS segment as compared to the same period a year ago.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                                                          Thirty Nine
                                                     Forty                Weeks Ended
                                                  Weeks Ended             September 27,
               (In Thousands)                     October 2, 2004           2003
               -----------------------------     ------------------    ----------------
               Operating Activities                            $84              $2,784
               Investing Activities                          ($264  )          ($1,652)
               Financing Activities                        ($2,143  )             ($49)


Operating Activities

Operating activities used $84,000 of cash for the forty weeks ended October 2, 2004 as compared to operating activities providing $2.8 million of cash for the comparable 2003 period. The decrease in cash provided by operating activities was primarily attributable to decreased earnings, an increase in accounts receivable, and a decrease in accounts payable and accrued expenses which was partially offset by a decrease in prepaid expenses and other current assets, an increase in accrued compensation and payroll and withheld taxes and income taxes payable. The significant reason for the increase in accounts receivable was the delay in processing of invoices at one client. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities for the remainder of fiscal 2004. The Company continues to institute enhanced managerial controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $264,000 for the forty weeks ended October 2, 2004 as compared to $1.7 million for the comparable 2003 period. The decrease in the use of cash for investing activities for 2004 as compared to the comparable 2003 period was primarily attributable to a decrease in deferred consideration earn-out payments. Cash generated from operating activities has been conservatively invested and is readily available to fund Company operations.

Financing Activities

Financing activities principally consisted of debt reduction of $2.4 million in 2004 as compared to financing activities using $120,000 for debt reduction for the comparable 2003 period.

The Company and its subsidiaries entered into an amended and restated loan agreement on May 31, 2002, which was further amended on July 27, 2004, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks. This agreement provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate. As cash flow permits and depending on interest rate movements, the Company may, from time to time and subject to a nominal prepayment fee, apply available cash flows to reduce the Revolving Credit Facility.

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

The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the forty weeks ended October 2, 2004 and thirty-nine weeks ended September 27, 2003 were 2.84% and 3.24%, respectively. The amounts outstanding under the Revolving Credit Facility at October 2, 2004 and December 27, 2003 were $4.9 million and $7.3 million, respectively. At October 2, 2004, the Company had availability (after deducting amounts outstanding) under the Revolving Credit Facility of $20.0 million.

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any long and short term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations, or future financing transactions. The Company is involved in litigation as described in Footnote 12 (Contingencies) to the financial statements. The outcome of litigation is subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity, and the results of operations for the period in which the effect becomes reasonably estimable.

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

At October 2, 2004, the Company had a deferred tax asset totaling $4.6 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the deferred tax asset during the twelve months ending October 1, 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of October 2, 2004, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 4.       CONTROLS AND PROCEDURES

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Financial Officer, as appropriate to allow timely disclosures regarding required disclosures.

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

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of October 2, 2004, the accrued litigation reserve was $8.1 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION


     ITEM  1. LEGAL PROCEEDINGS (CONTINUED)

     In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1)of its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation has been temporarily stayed in the Law Division at the request of the defendants until at least January 10, 2005 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


    31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

    31.2           Certification of Chief Financial Officer Required by
                   Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

    32.1 Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

    32.2 Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(b) Reports on Form 8-K

     The Company furnished to the Securities and Exchange Commission, on August 4, 2004, a Current Report on Form 8-K containing disclosure pursuant to item 12 of Form 8-K.

                             RCM TECHNOLOGIES, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 RCM Technologies, Inc.





 Date:  November 11, 2004        By: /s/ Stanton Remer
                                 -----------------------------
                                 Stanton Remer
                                 Chief Financial Officer,
                                 Treasurer, Secretary and Director
                                (Principal Financial Officer and
                                 Duly Authorized Officer of the Registrant)

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

Date:    November 11, 2004                           /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer

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

Date:    November 11, 2004                           /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934



         I, Leon Kopyt, President and Chief Executive Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended October 2, 2004 (the "Form 10-Q") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date: November 11, 2004

Exhibit 32.2


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934



         I, Stanton Remer, Chief Financial Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended October 2, 2004 (the "Form 10-Q") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and

             (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: November 11, 2004