Form 10-K
period 2005-01-01
RCM TECHNOLOGIES INC
filed 2005-03-17
CIK 700841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 1, 2005
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........
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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES               NO   X
    -----             --

         The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 17, 2005 was approximately $68,000,000 based upon the closing price of the Common Stock on July 3, 2005 on The Nasdaq National Market of $6.30. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares of Registrant's Common Stock (par value $0.05 per share) outstanding as of March, 16, 2005: 11,385,720.

Documents Incorporated by Reference

         Portions of the Proxy Statement for the Registrant's 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K. If the 2005 Proxy Statement is not filed by May 1, 2005, an amendment to this Annual Report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

                             RCM Technologies, Inc.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I......................................................................................................         1
       Item      1.  Business..................................................................................      2
       Item      2.  Properties................................................................................     13
       Item      3.  Legal Proceedings.........................................................................     14
       Item      4.  Submission of Matters to a Vote of Security Holders.......................................     15

PART II.....................................................................................................        15
       Item      5.  Market for Registrant's Common Equity, Related Stock Holder Matters and Issuer Purchases
                     of Equity Securities......................................................................     15
       Item      6.  Selected Consolidated Financial Data......................................................     16
       Item      7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....     17
       Item     7A.  Quantitative and Qualitative Disclosures about Market Risk................................     31
       Item      8.  Financial Statements and Supplementary Data...............................................     31
       Item      9.  Changes in and Disagreements with Accountants on Accounting Financial Disclosure..........     31
       Item     9A.  Controls and Procedures...................................................................     31
       Item     9B.  Other Information.........................................................................     31

PART III....................................................................................................        32
       Item     10.  Directors and Executive Officers of the Registrant........................................     32
       Item     11.  Executive Compensation....................................................................     32
       Item     12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                     Matters...................................................................................     32
       Item     13.  Certain Relationships and Related Transactions............................................     32
       Item     14.  Principal Accountant Fees and Services....................................................     32

PART IV.....................................................................................................        33
       Item     15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................     33
       Signatures..............................................................................................     35


                                     PART I


Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by the Company are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the outcome of litigation (at both the trial and appellate levels) involving the Company; and the impact on the Company of its exchange offer relating to its outstanding stock options. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

     General

     RCM Technologies Inc. (RCM or the Company) is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM has been an innovative leader in the design, development and delivery of these services to commercial and government sectors for more than 30 years. The Company provides a diversified and extensive range of service offerings and deliverables. Its portfolio of Information Technology services includes e-Business, Enterprise Management and Enterprise Application Integration. RCM's portfolio of Professional Engineering services focuses on Engineering Design, Technical Support and Project Management and Implementation. The Company's Commercial Services business unit provides Healthcare contract professionals as well as Clerical and Light Industrial temporary personnel. The Company provides its services to clients in a variety of industries including banking and finance, aerospace, healthcare, pharmaceutical, utility, technology, manufacturing, distribution and government sectors. The Company believes it offers a range of services that fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector. RCM sells and delivers its services through a network of 35 branch offices located in selected regions throughout North America.

     During the year ended January 1, 2005, approximately 54.9% of RCM's total revenues were derived from IT services, 30.2% from Engineering services and the remaining 14.9% from Commercial services. The Company has executed a regional strategy to better leverage its consulting services offerings.

     Demand for the Company's IT consulting services has remained soft since early 2001 after several years of rapid growth. A decline in revenues and operating income of certain branch offices resulted in goodwill impairment charges for the fiscal years ended January 1, 2005 and December 28, 2002. This demand for the Company's services is significantly impacted by changes in the general level of economic activity, particularly any negative effect on technology spending. During periods of reduced economic activity, the Company may also be subject to increased competition and pricing pressure. As a result, continued periods of reduced economic activity could have a material adverse impact on our business and results of operations.

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

     Although many companies have recognized the importance of optimizing IT systems and products to support business processes in order to compete in today's challenging environment, the process of designing, developing and implementing IT solutions has become increasingly complex. As a result, many companies have elected to defer, redefine or cancel investments in new systems, software and solutions, and are focused on making more effective use of previous technological investments. The Company's clients are faced with some of these same decisions. This is resulting in greater uncertainty and cautiousness in pursuing new technology projects, which had previously been considered a competitive imperative. Consequently, many clients have trimmed or redeployed their permanent workforce, thereby reducing the demand for consulting services. This has had a direct negative impact on the Company's revenues and earnings.

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

     The Company believes the strongest demand for IT services is among middle-market companies, which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives and often rely on IT service providers to help implement and manage their systems. However, many middle-market companies rely on multiple providers for their IT needs. Generally, the Company believes that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies' needs. The Company believes this reliance on multiple service providers creates multiple relationships that are more difficult and less cost-effective to manage than a single relationship would be and can adversely impact the quality and compatibility of IT solutions. RCM is structured to provide middle-market companies an objective, single source for their IT needs.

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

     Promote Internal Growth. The Company continues to evolve its internal growth strategies. Its growth strategy is designed to better serve the Company's customers, generate higher revenues and achieve greater operating efficiencies. National and regional sales management programs were designed and implemented to segregate clients into priority accounts. This process is improving account coordination so clients can benefit from the wider array of services offered throughout the Company's service area.

     RCM is continuing a company-wide training initiative in which sales managers and professionals receive advanced sales training. The purpose of the training, which is a multi-semester program, is to enhance sales skills and to further assist the sales force in identifying, developing and closing solution sales.

     RCM has adopted an industry-centric approach to sales and marketing. This initiative recognizes that clients within the same industry sectors tend to have common business challenges. It therefore allows the Company to present and deliver enhanced value to those clients in the industrial sectors in which RCM has assembled the greatest work experience. RCM's consultants continue to acquire project experience that offers differentiated awareness of the business challenges that clients in that industry are facing. This alignment also facilitates and creates additional cross-selling opportunities. The Company believes this strategy will lead to greater account penetration and enhanced client relationships.

     Operational strategies contributing to RCM's internal productivity include the delineation of certain new technical practice areas in markets where its clients had historically known the Company as a contract service provider. The formation of these practice areas will facilitate the flow of project opportunities and the delivery of project-based solutions.

     Continue Selective Strategic Acquisitions. The industry in which the Company operates continues to be highly fragmented, and the Company plans to continue to selectively assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's past acquisition strategy was designed to broaden the scope of services and technical competencies and grow its Full Life Cycle Solution capabilities, and the Company would continue to consider such goals in any future acquisitions. In considering acquisitions, the Company focuses principally on companies with (i) technologies RCM has targeted for strategic value enhancement, (ii) margins that will not dilute the margins now being delivered, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company's management team. To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to three-year period.

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

     Develop and Maintain Strong Customer Relationships. The Company seeks to develop and maintain strong interactive customer relationships by anticipating and focusing on its customers' needs. The Company emphasizes a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach that the Company believes is used by many of its competitors. This industry-centric strategy is designed to allow RCM to further expand its relationships with clients in RCM's targeted sectors.

     To develop close customer relationships, the Company's practice managers regularly meet with both existing and prospective clients to help design solutions and identify the resources needed to execute their strategies. The Company's managers also maintain close communications with their customers during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach can result in greater customer satisfaction and business development expense reduction. Additionally, the Company believes that by partnering with its customers in designing business solutions, it can generate new opportunities to cross-sell additional services that the Company has to offer. The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of our customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

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

     To accomplish this, the Company's financial reporting and accounting systems are centralized on an SAP operating system into which it has integrated all of its operating units. During 2004, the Company upgraded the SAP operating system to SAP R/3 version 4.7. The software has been configured to allow the performance of all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and all financial reporting and consolidation. The Company believes that this system provides a robust and highly scalable platform from which to manage daily operations, and has the capacity to accommodate increased usage.

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

     The Company has a wide array of service offerings and deliverables within this spectrum. Within its e-business offering, RCM delivers web strategies, web enablement of client applications, e-commerce solutions, Intranet solutions, corporate portals and complete web sites. Within its business intelligence practice, RCM provides data architecture design, data warehousing, knowledge management, customer relationship management and supply chain management solutions. In its enterprise applications area, RCM delivers software products applications, implementation services, infrastructure support, integration services, and an array of post-implementation support services. In its enterprise application integration work, the Company integrates diverse but related enterprise applications into unified cohesive operating environments. The Company believes that its ability to deliver information technology solutions across a wide range of technical platforms provides an important competitive advantage.

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

     As of January 1, 2005, the Company had assigned approximately 710 information technology employees and consultants to its customers.

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

     The Company believes that the deregulation of the utilities industry and the aging of nuclear power plants offer the Company an opportunity to capture a greater share of professional staffing and project management requirements of the utilities industry both in professional engineering services and through cross-selling of its information technology services. Heightened competition, deregulation and rapid technological advances are forcing the utilities industry to make fundamental changes in its business process. These pressures have compelled the utilities industry to focus on internal operations and maintenance activities and to increasingly outsource their personnel requirements. Additionally, the Company believes that competitive performance demands from deregulation should increase the importance of information technology to this industry. The Company believes that its expertise and strong relationships with certain customers within the utilities industry position the Company to be a leading provider of professional services to the utilities industry.

     The Company provides its engineering services through a number of delivery methods. These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

     As of January 1, 2005, the Company had assigned approximately 460 engineering and technical employees and consultants to its customers.

     Commercial Services

     The Company's Commercial Services Group consists of Specialty Health Care and General Support Services.

     The Company's Specialty Health Care Group specializes in long-term and short-term staffing as well as executive search and placement for the following fields: Rehabilitation (physical therapists, occupational therapists and speech language pathologists), Nursing, Managed Care, Allied Health Care, Health Care Management and Medical Office Support. The Specialty Health Care Group provides services to hospitals, long-term care facilities, schools, sports medicine facilities and private practices. Services include in-patient, outpatient, sub-acute and acute care, multilingual speech pathology, rehabilitation, and geriatric, pediatric and adult day care. Typical engagements either range from three to six months or are on a day-to-day shift basis.

     The Company's General Support Services Group provides contract and temporary services, as well as permanent placement services, for full-time and part-time personnel in a variety of functional areas, including office, clerical, data entry, secretarial, light industrial, shipping and receiving and general warehouse. Contract and temporary assignments range in length from less than one day to several weeks or months.

     As of January 1, 2005, the Company had assigned approximately 980 commercial services personnel to its customers.

     Branch Offices

     The Company's organization consists of six operating regions with 35 branch offices located in 13 states and territories in the United States, and in Canada. The regions and services provided by each of the branch offices are set forth in the table below.

                                                          NUMBER OF          SERVICES
    REGION                                                 OFFICES         PROVIDED(1)
    EAST
         Connecticut                                          2          PE
         Maryland                                             1          IT, CS
         Massachusetts                                        1          IT
         New Jersey                                           2          IT, PE
         New York                                             3          IT, PE, CS
         Pennsylvania                                         1          IT, CS
                                                              -
                                                             10
    GREAT LAKES
         Michigan                                             5          IT, PE
         Minnesota                                            1          IT
         Missouri                                             1          IT
         Wisconsin                                            3          IT, PE
                                                              -
                                                             10
    CENTRAL
         Texas                                                2          IT
                                                              -
                                                              2
    WEST
         Northern California                                  1          IT
         Southern California                                  6          IT, CS
                                                              -
                                                              7

    PUERTO RICO                                               1          IT

    CANADA                                                    5          IT, PE

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

     The Company's larger representative customers include 3M, ADP, Ameriquest, Bristol Myers Squibb, Bruce Power L.P, Entergy, FlightSafety International, IBM, MSC Industrial Supply, Ontario Power Generation, Schering Plough, United Technologies, U.S. Treasury and Wells Fargo. The Company serves Fortune 1000 companies and many middle market clients. The Company's relationships with these customers are typically formed at the local or regional level or, when appropriate, at the corporate level for national accounts.

     During 2004, the Company's largest customer accounted for 7.4% of the Company's revenues. The Company's five and ten largest customers accounted for approximately 25.4% and 36.9%, respectively, of the Company's revenues for 2004.

     Recruiting and Training

     The Company devotes a significant amount of time and resources, primarily at the branch level, to locating, training and retaining its professional personnel. Full-time recruiters utilize the Company's proprietary databases of available personnel, which are cross-indexed by competency and skill to match potential candidates with the specific project requirements of the customer. The qualified personnel in the databases are identified through numerous activities, including networking, referrals, trade shows, job fairs, schools, newspapers and trade journal advertising, Internet recruiting services and the Company's website.

     The Company believes that a significant element to the Company's success in retaining qualified consultants and contract personnel is the Company's use of Consultant Relationship Managers and technical practice managers. Consultant Relationship Managers are qualified Company personnel dedicated to maintaining on-site contact with, and monitoring the satisfaction levels of, the Company's consultants and contract personnel while they are on assignment. Practice managers are consulting managers responsible for the technical development and career development of the Company's technical personnel within the defined practice areas. The Company employs various methods of technical training and skills development including sending consultants to application vendor provided courses, the use of computer-based training tools and on-the-job training through mentoring programs.

     Information Systems

     The Company has invested, and is continuing to invest, in its current SAP R/3 ERP installation. During 2004, the Company upgraded the SAP R/3 system to version 4.7. The system is housed on a multi redundant Dell PowerEdge 6600 server hardware. The SAP installation resides on a Windows 2003 enterprise server operating system with the database engine being Microsoft SQL 2000 (SP3A) Enterprise edition. The branch offices of the Company are networked to the corporate offices via AT&T managed VPN so the SAP application is accessed securely at all operational locations. This system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality.

     In addition to SAP, the Company maintains a unified front end system. This system consists of two elements: the PCR system and the Microsoft CRM system. The PCR system manages the candidates information in a skills based database, work order flows, and recruiting reporting on a national basis. The PCR application is housed on a Dell PowerEdge 1750 with a RAID 5 disk configuration. The database in which the PCR information is stored is Microsoft SQL 2000 (SP 3A). The web based system, provided by Main Sequence, Inc., is customized to RCM's business requirements and is hosted and maintained at the Company's data center. Each of the service groups maintains databases to permit efficient tracking of available personnel on a local basis. This system facilitates efficient matching of customers' requirements with available technical personnel.

     The Microsoft CRM system manages the business sales funnel, which includes customer contacts, single sales objectives, contact management functionality for the sales force, and sales reporting on a national basis. The system is housed on a Dell PowerEdge 1750 with a multi hardware redundant configuration. The OS is Windows 2003 and the database engine is Microsoft SQL 2000 (SP 3A). The web based system, provided by Microsoft, has minor customization and is hosted and maintained at the Company's headquarters.

     The company is also reviewing proposals for a Time and Attendance system, which will augment the SAP application by catering to the needs of its diverse business offerings and distributed workforce. Anticipated rollout for this system is expected by mid 2005.

     Other Information

     Safeguards - Business, Disaster and Contingency Planning

     RCM has implemented a number of safeguards to protect the Company from various system-related risks spanning from warm data center sites to disaster recovery / business continuity procedures for all satellite offices. In addition, the company has implemented a multi-tiered approach to disaster recovery services, and comprehensive application support frameworks for all business critical applications.

     Given the significant amount of data generated in the Company's key processes including recruiting, sales, payroll and customer invoicing, RCM has established redundant procedures, functioning on a daily basis, within the Company's primary data center. This redundancy mitigates the risks related to hardware application and data loss by utilizing the concept of live differential backups of servers and desktops to network-attached storage devices on its backup LAN, culminating in offsite storage at an independent facility. Controls within the data center environment ensure that all systems are proactively monitored and data is properly archived.

     Additionally, RCM has contracted and brokered strategic relationships with third-party vendors to meet its recovery objectives in the event of a system disruption. For example, comprehensive service level agreements provided by AT&T for RCM's managed firewall, VPN and data circuits guarantees minimal outages as well as network scalability.

     Finally, the Company maintains a comprehensive disaster recovery plan that outlines the recovery organization structure, roles and procedures, including site addendum disaster plans for all of its key operating offices. Corporate IT personnel regulate the maintenance and integrity of backed-up data throughout the Company.

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

     Additionally, the Company competes for suitable acquisition candidates based on its differentiated acquisition model, its entrepreneurial and decentralized operating philosophy, its strong corporate-level support and resources.

     Seasonality

     The timing of certain holidays, weather conditions and seasonal vacation patterns can cause the Company's results of operations to fluctuate. The Company generally expects to realize higher revenues, operating income and net income during the second and third quarters and relatively lower revenues, operating income and net income during the first and fourth quarters.

     Employees

     As of January 1, 2005, the Company employed an administrative staff of approximately 240 people, including certified IT specialists and licensed professional engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company. As of January 1, 2005, there were approximately 710 information technology and 460 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods. As of January 1, 2005, there were approximately 980 commercial services employees and consultants. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

     Risk Factors

     The Company's business involves a number of risks, some of which are beyond its control. The risk and uncertainties described below are not the only ones the Company faces. Management believes that the most significant of these risks and uncertainties are as follows:

     Economic Trends

     The Company's growth and earnings prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for temporary and permanent employees. The Company believes that its fiscal discipline and strategic focus on targeted vertical markets provides some insulation from adverse trends. However, further declines in the economy would adversely affect the Company's operating performance and could result in the need for future cost reductions or changes in strategy.

     Government Regulations

     Changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce RCM's future earnings.

     Highly Competitive Business

     The staffing services and outsourcing markets are highly competitive and have limited barriers to entry. RCM competes in global, national, regional and local markets with numerous temporary staffing and permanent placement companies. Price competition in the staffing industry is significant and pricing pressures from competitors and customers are increasing. In addition, there is increasing pressure on companies to outsource certain areas of their business to low cost offshore outsourcing firms. RCM expects that the level of competition will remain high in the future, which could limit RCM's ability to maintain or increase its market share or profitability.

     Dependence Upon Personnel

     The Company's operations depend on the continued efforts of its officers and other executive management. The loss of key officers and members of executive management may cause a significant disruption to the Company's business. RCM also depends on the performance and productivity of its local managers and field personnel. The Company's ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use our services based upon past relationships with local managers and field personnel, which could cause future revenues to decline in that event.

     Improper  Activities of Our Temporary  Professionals  Could Result in
        Damage to Our Business  Reputation,  Discontinuation of Our
         Client Relationships and Exposure to Liability
     ----------------------------------------------

     The Company may be subject to possible claims by our clients related to errors and omissions, misuse of proprietary information, discrimination and harassment, theft and other criminal activity, malpractice, and other claims stemming from the improper activities or alleged activities of our temporary professionals. There can be no assurance that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by clients stemming from the improper actions of our temporary professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.

     Integration of Acquisitions

     The Company reviews prospective acquisitions as an element of its growth strategy. The failure to successfully integrate any future acquisition may divert management's attention from its core operations or could negatively affect the Company's ability to timely meet the needs of its customers.

     Goodwill  Impairments  May  Have  an  Adverse  Effect  on  our  Results  of
     Operations

     The Company recorded a write down of $2.2 million in 2004 related to impairment of goodwill. As of January 1, 2005, we had $35.8 million of goodwill on our balance sheet, which represented 36.8% of our total assets. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. If we are required to further write down goodwill, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

     Foreign Currency Fluctuations and Changes in Exchange Rates

     The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates. RCM's exposure to foreign currency fluctuations relates to operations in Canada principally conducted through its Canadian subsidiary. Exchange rate fluctuations affect the U.S. dollar value of reported earnings derived from the Canadian operations as well as the carrying value of our investment in the net assets related to these operations. The Company does not engage in hedging activities with respect to foreign operations.

     Data Center Capacity and Telecommunication Links

     The Company's ability to protect its data centers against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of its services, RCM must be able to store, retrieve, process and manage large databases and periodically expand and upgrade its capabilities. Any damage to the Company's data centers or any failure of the Company's telecommunication links that interrupts its operations or results in an inadvertent loss of data could adversely affect RCM's ability to meet its customers' needs and their confidence in utilizing RCM for future services.

     Access to Company Information

     RCM Technologies, Inc. electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission
     (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxies, information statements, and other information regarding issuers that file electronically.

     RCM Technologies, Inc. makes available, free of charge, through its website or by responding to requests addressed to the Company's Corporate Secretary, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company's website is http://www.rcmt.com. The information contained on the Company's website, or on other websites linked to the Company's website, is not part of this document. Reference herein to the Company's website is an inactive text reference only.

     The Company is a Nevada corporation organized in 1971. The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ 08109-4613.


     ITEM 2.  PROPERTIES

     The Company provides specialty professional consulting services, principally performed at various client locations, through 35 administrative and sales offices in 13 states and territories in the United States, and in Canada. The Company's offices typically consist of 1,000 to 3,000 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

     The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 9,100 square feet and are leased at a rate of $13.50 per square foot per annum for a term ending on January 31, 2006.

     The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271. These premises consist of approximately 28,000 square feet and are leased at a rate of $27.50 per square foot per annum for a term ending on June 30, 2012.

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

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs, concerning the alleged wrongful limitation by the Company of the number of shares that the plaintiffs could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury verdict and upheld the verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict pre-judgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment at the rate of 3% per annum in 2005.

     The Company has appealed to the Appellate Division of the Superior Court of New Jersey from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal was concluded in April 2004 and oral argument was heard on February 15, 2005. The timing of a ruling on the appeal cannot be predicted at this time.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of January 1, 2005, the accrued litigation reserve was $8.2 million. In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1) of its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation has been temporarily stayed in the Law Division at the request of the defendants until at least April 4, 2005 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended January 1, 2005.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is traded on The Nasdaq National Market under the Symbol "RCMT". The following table sets forth approximate high and low sales prices for the two years in the period ended January 1, 2005 as reported by The Nasdaq National Market:

                                                                  Common Stock
                                                             ------------------------
       Fiscal 2003                                             High              Low
                                                             -------         --------
            First Quarter................................     $4.08            $2.52
            Second Quarter...............................      3.98             2.10
            Third Quarter                                      5.50             3.39
            Fourth Quarter...............................     $7.69            $4.81

       Fiscal 2004
            First Quarter................................     $8.06            $6.48
            Second Quarter...............................      7.69             3.89
            Third Quarter                                      6.73             3.95
            Fourth Quarter...............................     $5.15            $4.00

     Holders

     As of March 1, 2005, the approximate number of holders of record of the Company's Common Stock was 616. Based upon the requests for proxy information in connection with the Company's most recent Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 2,693.

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

                                                                           Years Ended
                                     ----------------------------------------------------------------------------------------
                                        January 1,       December 27,     December 28,     December 29,      December 30,
                                     ----------------- ----------------- ----------------------------------------------------
                                         2005 (2)            2003             2002             2001              2000
                                     ----------------- ----------------- ----------------------------------------------------
   Income Statement

   Revenues                              $169,277,490      $206,605,188     $186,650,616      $234,739,066      $305,444,247
   Gross profit                            40,973,845        44,594,686       46,664,861        62,575,740        78,045,164
   Income before the charges
   listed   below                           4,412,205         6,812,107        8,005,135         9,407,072        11,058,650
   Amortization, net of tax                   (41,000)          (18,000)         (12,000)       (5,385,000)       (4,390,000)
   Goodwill impairment, net of tax         (2,164,338)                       (24,748,000)      (22,758,000)      (26,534,000)
   Unusual items, net of tax                                                  (6,414,000)                         (2,083,000)
   Equity compensation, net of tax                           (4,014,954)
   Income (loss) from continuing
     operations                             2,206,867         2,779,153      (23,168,865)      (18,735,928)      (21,948,350)
   (Loss) gain from discontinued
     operations                                                                 (967,065)          (20,041)           51,964
   Net income (loss)                       $2,206,867        $2,779,153     ($24,135,930)     ($18,755,969)     ($21,896,386)

   Earnings Per Share (1)
   Income (loss) from continuing
     Operations                                  $.19              $.26           ($2.19)           ($1.78)           ($2.09)
   (Loss) gain from discontinued
     Operations                                                                     (.09)
   Net income (loss) (basic
   and            diluted)                       $.19              $.26           ($2.28)           ($1.78)           ($2.09)

                                     ----------------  ----------------- ---------------- ----------------- -----------------
                                       January 1,        December 27,     December 28,      December 29,      December 30,
                                        2005 (2)             2003             2002              2001              2000
                                     ----------------  ----------------- ---------------- ----------------- -----------------
   Balance Sheet

   Working capital                       $29,544,955        $23,881,579      $16,516,062       $10,977,131       $56,508,604
   Total assets                           98,100,933         99,703,589       88,439,784       131,155,945       174,268,828
   Long term liabilities                                                                                          49,483,873
   Total liabilities                      28,155,897         32,533,493       29,193,630        47,866,145        72,206,502
   Shareholders' equity                   69,945,036        $67,170,096      $59,246,154       $83,289,800      $102,062,326


   (1) Shares used in computing earnings per share:

   Basic                                  11,325,626         10,716,179       10,585,503        10,519,701        10,499,305
   Diluted                                11,679,811         10,896,305       10,585,503        10,519,701        10,499,305


   (2) Year ended January 1, 2005 had fifty-three weeks and all other years had fifty-two weeks.

                                       16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be volatile. The Company's consolidated revenues have declined 45.6% or $142.1 million from a peak of $311 million in the year ended October 30, 1999.

     During the latter portion of the 1990's RCM made significant personnel and infrastructure investments to support a high-growth strategy through broad-based market penetration and acquisitions. The dramatic slowdown in the United States economy, which began during 2000, prompted management to reconsider its strategy. In that regard, the Company initiated reductions in its staff personnel and office requirements in response to the decrease in sales volume in the year 2001. Since that time, management has continued to monitor its operating cost structure in order to maintain a cost benefit relationship with revenues. In addition, there has been an ongoing focus on working capital management and cash flows. These efforts have resulted in an improvement in accounts receivable collections, debt reduction and improved cash flows. Furthermore, the Company has improved discipline in its marketing and sales strategies by providing a more cohesive and relevant marketing and sales approach to new and existing customers and now focuses on growth in targeted vertical markets and in service offerings providing greater revenue opportunities.

     The Company believes that most companies have recognized the importance of the Internet and information management technologies to compete in today's business climate. However, the uncertain economic environment has curtailed many companies' motivation for rapid adoption of many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. The Company believes that many companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has had the effect of delaying or totally negating spending on many emerging new solutions, which management formerly had anticipated.

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

     Critical Accounting Policies

     The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make subjective decisions, assessments, and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The Company has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

     Revenue Recognition

     The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Professional Engineering Services and Information Technology Services segments also perform project services. The Information Technology Services segment also derives revenue from permanent placement fees.

     Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) Number 104, "Revenue Recognition." SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. Expenses related to contracts that extend beyond a 12-month period are charged to Cost of Services as incurred.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Revenue Recognition (Continued)

     Permanent Placement Services - The Company earns permanent placement fees from providing permanent placement services. Fees for placements are recognized at the time the candidate commences employment. The Company guarantees its permanent placements on a prorated basis for 90 days. In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client. An allowance for refunds, based upon the Company's historical experience, is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenue.

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

     Goodwill and Intangibles

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company evaluates the carrying value and recoverability of its goodwill by evaluating the fair market value of the reporting units within which goodwill resides. The process of estimating fair value, in part, relies on the use of forecasts to estimate future cash flows expected from a reporting unit as well as the use of market multiples in determining fair market value. In order to estimate future cash flows, management must make subjective judgments based on reasonable and supportable assumptions and projections. The periods for estimating future cash flows are uncertain, which increases the risk that actual future results could significantly deviate from estimates. Changes in future market conditions, the Company's strategy, or other factors could have an effect upon the future values of these reporting units, which could result in future impairment charges.

     Accounting for Stock Options

     The Company has used stock options to attract, retain and reward employees for long-term service. Generally accepted accounting principles allow alternative methods of accounting for these awards. The Company has chosen to account for its stock plans (including stock option plans) under Accounting Principle Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's income statement. SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the alternative method of accounting for stock options. Had SFAS 123 been adopted, the Company would have recorded additional pre-tax costs of approximately $321,000, $500,000 and $898,000 for the years ended January 1, 2005,
     December 27, 2003 and December 28, 2002, respectively. The pro forma compensation cost was calculated using the Black-Scholes Options Pricing Model, which includes estimates based on assumptions for the risk-free interest rate, life of options and stock price volatility and is based upon freely traded options. Changes in the underlying assumptions could affect the pro forma compensation cost.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Accounting for Stock Options (Continued)

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for interim or annual periods beginning after June 15, 2005. Accordingly, the Company is required to apply SFAS No. 123R beginning fiscal quarter ended October 1, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use.

     Accounting for Income Taxes

     In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings. As of January 1, 2005, the Company had total net deferred tax assets of $5.0 million. This included $1.0 million relating to federal and state net operating loss carry forwards and $3.2 million for a reserve for litigation charges. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (In thousands, except for earnings per share data)

                                                    Year Ended               Year Ended                Year Ended
                                                  January 1, 2005         December 27, 2003        December 28, 2002
                                              ------------------------ ------------------------ -------------------------
                                                             % of                     % of                  % of Revenue
                                               Amount       Revenue      Amount      Revenue      Amount
                                              ----------  ------------ ----------- ------------ ----------- -------------
 Revenues                                      $169,277         100.0    $206,605        100.0    $186,651         100.0
 Cost of services                               128,303          75.8     162,010         78.4     139,986          75.0
                                              ----------  ------------ ----------- ------------ ----------- -------------
 Gross profit                                    40,974          24.2      44,595         21.6      46,665          25.0

 Selling, general and administrative             34,330          20.3      32,558         15.8      33,320          17.9
 Depreciation and amortization                    1,219            .7       1,223           .6       1,279            .7
 Compensation expense for
 stock option tender offer                                                  6,692          3.2
 Litigation charge                                                                                   9,718           5.2
 Impairment of goodwill                           2,164           1.3                               29,990          16.1
 Other expense, net                                 450            .3         182           .1         156            .1
 Income (loss) from continuing
 operations      before income taxes              2,811           1.6       3,940          1.9     (27,798)        (15.0)
 Income taxes (benefit)                             604            .3       1,161           .6      (4,629)         (2.5)
 Income (loss) from continuing operations         2,207           1.3       2,779          1.3     (23,169)        (12.5)
 Loss from discontinued operations, net
 of     taxes                                                                                         (967)          (.5)
                                              ----------  ------------ ----------- ------------ ----------- -------------
 Net income (loss)                               $2,207           1.3      $2,779          1.3    ($24,136)        (13.0)
                                              ==========  ============ =========== ============ =========== =============


 Earnings per share
 Basic and Diluted:
   Income (loss) from continuing operations        $.19                      $.26                   ($2.19)
   Discontinued operations                                                                          (  .09)
                                              ----------               -----------              -----------
   Net  income (loss)                              $.19                      $.26                   ($2.28)
                                              ==========               ===========              ===========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 is a 53-week reporting year. Therefore, the reporting period ended January 1, 2005 consists of fifty-three weeks as compared to the same period in the prior years, which ended on December 27, 2003 and December 28, 2002 consisting of fifty-two weeks. Unless specifically noted otherwise, the following discussion does not reflect the additional one week in the fiscal year ended 2004.

Year Ended January 1, 2005 Compared to Year Ended December 27, 2003

Revenues. Revenues decreased 18.1%, or $37.3 million, for the year ended January 1, 2005 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decreased $8.0 million in the Information Technology ("IT") segment, decreased $35.5 million in the Professional Engineering ("PE") segment and increased $6.2 million in the Commercial Services ("CS") segment. Management attributes the overall decrease to the conclusion in accordance with the terms of two major contracts in the IT and PE segments in early 2004 as well as a softening of demand for information technology services, offshore competition and widespread pricing pressures. The aggregate revenues from the two major contracts in fiscal 2003 were $31.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended January 1, 2005 Compared to Year Ended December 27, 2003 (Continued)

     Cost of Services. Cost of services decreased 20.8%, or $33.7 million, for the year ended January 1, 2005 as compared to the comparable prior year period. This decrease was primarily due to the decrease in costs associated with the conclusion of two major contracts in early 2004. Cost of services as a percentage of revenues decreased to 75.8% for the year ended January 1, 2005 from 78.4% for the comparable prior year period. This decrease was primarily attributable to a decrease in subcontracted labor related to low margin revenues in the PE segment. This subcontracted labor was part of a major contract, which concluded in early 2004.

     Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 5.4%, or $1.8 million, for the year ended January 1, 2005 as compared to the comparable prior year period. This increase was primarily attributable to increased healthcare costs, statutory payroll taxes and one additional week of SGA payroll. SGA expenses as a percentage of revenues were 20.3% for the year ended January 1, 2005 as compared to 15.8% for the comparable prior year period. This increase was primarily attributable to decline revenue of $37.3 million or 18.1%.

     Depreciation and Amortization. Depreciation and amortization decreased 0.3%, or $4,000, for 2004 as compared to 2003.

     Other Expense. Other expense consisted of interest expense, net of interest income and gains and losses on foreign currency transactions. For the year ended January 1, 2005, actual interest expense of $536,000 was offset by $61,700 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $160,000 for the year ended January 1, 2005 as compared to the comparable prior year period. This increase was primarily due to an increase in the effective interest rate on the line of credit for the year ended January 1, 2005 as compared to the comparable prior year period. Gains on foreign currency transactions decreased $107,000 because of the stabilization of the Canadian Dollar during the year ended January 1, 2005 as compared to the strengthening of the Canadian Dollar in relation to the U.S. Dollar in the comparable prior year period.

     Income Tax. Income tax expense decreased 47.9%, or $556,000, for the year ended January 1, 2005 as compared to the comparable prior year period. The effective tax rate was 21.5% for the year ended January 1, 2005 as compared to 29.4% for the comparable prior year period. These decreases were attributable to a nondeductible goodwill impairment charge of $2.2 million in fiscal year ended January 1, 2005, which was offset by a change in the valuation allowance. The effective tax rate net of the goodwill charge and change in valuation allowance is 27.1% for the year ended January 1, 2005 as compared to 29.4% for the comparable prior year. This decrease was attributable to a decrease in the Canadian income tax rate.

     Goodwill Impairment. SFAS 142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2004, 2003 and 2002 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2004, 2003 and 2002, respectively. The analysis revealed that goodwill, amounting to approximately $2.2 million and $30.0 million ($24.7 million after taxes) had been impaired for the fiscal years ended January 1, 2005 and December 28, 2002, respectively and therefore, would not be recoverable through future profitable operations. The results of the 2003 impairment testing indicated no impairment to goodwill. There can be no assurance that future goodwill impairment tests will not result in further impairment charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended January 1, 2005 Compared to Year Ended December 27, 2003
         (Continued)

     Segment Discussion (See Footnote 15)

     Information Technology ("IT")

     IT revenues of $92.9 million in 2004 decreased $8.0 million, or 7.9%, compared to 2003. The decline was principally attributable to a softening of demand for information technology services, offshore competition and widespread pricing pressures. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the IT segment was $2.1 million, or 2.3% of revenues, for 2004 as compared to $7.3 million, or 7.2% of revenues, for 2003. The EBITDA margin percentage decrease was due to the conclusion of a major IT contract in early 2004.

     Professional Engineering ("PE")

     PE revenues of $51.2 million in 2004 decreased $35.5 million, or 41.0%, compared to 2003. The PE segment EBITDA was $2.8 million, or 5.5% of revenues for 2004 as compared to $3.4 million, or 3.9% of revenues for 2003. The decrease in revenue was attributable to the conclusion of a major engineering contract in early 2004 on which RCM had accepted lower margins.

     Commercial Services ("CS")

     CS revenues of $25.2 million in 2004 increased $6.2 million, or 32.4% compared to 2003. The increase in revenues for the CS segment was attributable to improvement in economic activity within this segment. The CS segment EBITDA was a loss of $428,000, or 1.7% of revenues, as compared to income of $334,000, or 1.8% of revenues, for 2003. The overall decline is principally attributable to competitive pricing pressures, an unfavorable worker's compensation rating market in California and start-up expenses associated with market expansion of the specialty health care group. The revenues in the CS segment increased in absolute dollars as compared to the decrease in revenues in the IT and PE segments which resulted in a larger allocation of corporate overhead burden to the CS segment as compared to the same period a year ago.

     Year Ended December 27, 2003 Compared to Year Ended December 28, 2002

     Revenues. Revenues increased 10.7%, or $20.0 million, for 2003 as compared to 2002. The revenue increase was primarily attributable to increased revenues in the Professional Engineering segment. Management attributed this increase primarily to an increase in subcontracted revenues on a major project with respect to which RCM was the general contractor. Subcontracted revenues recognized by RCM for 2003 were approximately $24.2 million as compared to $4.7 million for 2002. RCM, as general contractor on this major project, subcontracts certain tasks outside of RCM's core competencies as agreed upon with RCM's customer.

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

     Year Ended December 27, 2003 Compared to Year Ended December 28, 2002 (Continued)

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

     Income Tax. Income tax expense increased 125.2%, or $5.8 million, for fiscal 2003 as compared to fiscal 2002. This increase was attributable to the increased level of income before taxes for fiscal 2003 as compared to fiscal 2002. The effective tax rate was 29.5% for fiscal 2003 as compared to an effective refund rate of 16.6% for fiscal 2002. The increase was attributable to a reduction of tax deductible amortization of intangibles in 2003.

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

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2003. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs, concerning the alleged wrongful limiting of the number of shares that they could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury's verdict and the trial judge also upheld the jury's verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict prejudgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment after August 4, 2003 at the rate of 4% per annum. The Company has appealed from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal has been completed. The timing of a ruling on the appeal cannot be predicted at this time.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 28, 2002, which includes the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. The after-tax effect of the litigation on 2002 earnings is $6.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 27, 2003 Compared to Year Ended December 28, 2002 (Continued)

     Goodwill Impairment. The Company performed an impairment review in accordance with the requirements of SFAS No. 142 for the fiscal years 2003 and 2002. During the fourth quarter of fiscal 2002 the review indicated that there was an impairment of value, which resulted in a $30.0 million ($24.7 million net of income tax benefit of $5.2 million) charge to expense for the year ended December 28, 2002 in order to properly reflect the appropriate carrying value of goodwill. The results of the 2003 impairment testing indicated no further impairment to goodwill.

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

     Upon expiration of the tender offer on November 14, 2003, option holders participating in the tender offer received 607,777 shares of restricted stock having an aggregate value of $3.8 million ($6.30 per share) as well as cash consideration of $2.6 million, which was equal to 67% of the value of the restricted common stock. Participants surrendered options to purchase 1,327,973 shares of stock, which represented 100% of all options eligible to be surrendered. The Company recorded a charge of $6.7 million ($4.0 million after-tax) to equity compensation expense in the fourth quarter of 2003 due to the tender offer. Provided the Company has positive U.S. Federal taxable income in future periods, the exchange offer will be approximately cash flow neutral to the Company as the combined tax benefits (both the restricted common stock issued and the cash consideration paid are tax deductible expenses) will be approximately equal the actual cash consideration paid to employees and directors.

     Loss from Discontinued Operations. In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) or $.09 per share for fiscal 2002. In accordance with SFAS 144, the loss is presented as a loss from discontinued operations in the statements of income for fiscal 2002. The tax effected operating results of the reporting unit sold were losses of $29,000 for fiscal 2002 and are excluded from income from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Year Ended December 27, 2003 Compared to Year Ended December 28, 2002 (Continued)

     Segment Discussion  (See Footnote 15)

     Information Technology ("IT")

     IT revenues of $101 million decreased $10.4 million in 2003 or 9.3% compared to 2002. The decline was principally attributable to a softening of demand for information technology services, the weak economy, offshore competition and widespread pricing pressures. The IT segment earnings before interest, taxes, depreciation and amortization ("EBITDA") was $7.3 million or 7.2% of revenues for 2003 as compared to an EBITDA loss of $21.9 million or 19.7% of revenues for 2002. The EBITDA margin percentage improvement was due to ongoing cost containment efforts.

     Professional Engineering ("PE")

     PE revenues of $86.7 million in 2003 increased $30.7 million or 54.9% compared to 2002. A significant reason for the increase was the revenues generated from engineering services provided to an electric utility plant in Canada. The PE segment EBITDA was $3.4 million or 3.9% of revenues for 2003 as compared to $4.7 million or 8.4% of revenues for 2002. The decline was attributable to subcontracted revenues recognized by RCM for 2003 of approximately $24.2 million as compared to $4.7 million for 2002. RCM, as general contractor on this major project, subcontracts certain tasks for which RCM accepts lower margins.

     Commercial Services ("CS")

     CS revenues of $19.0 million in 2003 decreased $365,000 or 1.9% compared to 2002. This modest decline was principally attributable to a weak economy. The CS segment EBITDA was $334,000 or 1.8% of revenues as compared to $561,000 or 2.8% of revenues for 2002. The overall decline is principally attributable to competitive pricing pressures and an unfavorable worker's compensation rating market in California.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Liquidity and Capital Resources

     The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                                     Year Ended               Year Ended
               (In Thousands)                     January 1, 2005        December 27, 2003
               -----------------------------     ------------------    ----------------------
               Operating Activities                          ($424)                 $2,893
               Investing Activities                          ($494)                ($1,782)
               Financing Activities                        ($2,011)                    $55

     Operating Activities

     Operating activities used $424,000 of cash for the year ended January 1, 2005 as compared to operating activities providing $2.9 million of cash for the comparable 2003 period. The decrease in cash provided by operating activities was primarily attributable to decreased earnings, an increase in accounts receivable, and a decrease in accounts payable and accrued expenses and income taxes payable, which was partially offset by a decrease in prepaid expenses and other current assets, an increase in accrued payroll and payroll and withheld taxes. The significant reason for the increase in accounts receivable is the delay in processing of invoices at one client. Subsequent to January 1, 2005 and through February 15, 2005, the Company received $1.4 million of the January 1, 2005 accounts receivables from the aforementioned client. The Company continues to institute enhanced managerial controls and standardization over its receivables collection and disbursement processes.

     Investing Activities

     Investing activities used $494,000 for the year ended January 1, 2005 as compared to $1.8 million for the comparable 2003 period. The decrease in the use of cash for investing activities for 2004 as compared to the comparable 2003 period was primarily attributable to a decrease in deferred consideration earn-out payments.

     Financing Activities

     Financing activities principally consisted of debt reduction of $2.4 million for the fiscal year ended January 1, 2005 as compared to financing activities using $120,000 for debt reduction for the comparable 2003 period.

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

     The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the years ended January 1, 2005 and December 27, 2003 were 3.99% and 3.67%, respectively. The amounts outstanding under the Revolving Credit Facility at January 1, 2005 and December 27, 2003 were $4.9 million and $7.3 million, respectively. At January 1, 2005, the Company had availability for additional borrowing under the Revolving Credit Facility of $20.0 million.

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

     At January 1, 2005, the Company had a deferred tax asset totaling $5.0 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the deferred tax asset during the twelve months ending December 31, 2005 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Liquidity and Capital Resources (Continued)

     Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of January 1, 2005 (in thousands):

                                                                           Payments Due by Period
                                                           --------------------------------------------------------
                                                            Less Than                                  More Than
                                              Total          1 Year       1-3 Years     3-5 Years       5 Years
                                           -------------   ------------  ------------  ------------  --------------

    Long-Term Debt Obligations (1)               $4,900                       $4,900
    Operating Lease Obligations                   9,553         $2,455         3,230        $1,790          $2,078
                                           -------------   ------------  ------------  ------------  --------------

    Total                                       $14,453         $2,455        $8,130        $1,790          $2.078
                                           =============   ============  ============  ============  ==============

     (1) The Revolving Credit Facility is for $25.0 million and includes a sub limit of $2.0 million for letters of credit. The agreement expires in August 2006. At January 1, 2005 there was an outstanding letter of credit for $116,000.

     Significant employment agreements are as follows:

     Employment Agreement

     The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt ("Mr. Kopyt"), which currently provides for an annual base salary of $475,000 and other customary benefits. In addition, the agreement provides that Mr. Kopyt's annual bonus is based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization. As of January 1, 2005, the agreement expires on February 28, 2008. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The employment agreement is terminable by the Company upon Mr. Kopyt's death or disability, or for "good and severance cause", as defined in the agreement.

     Termination Benefits Agreement

     The Company is party to a Termination Benefits Agreement with Mr. Kopyt amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of January 1, 2005, Mr. Kopyt would have been entitled to cash payments of approximately $3.2 million (representing salary and excise tax payments).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Liquidity and Capital Resources (Continued)

     Severance Agreement

     The Company is party to a Severance Agreement with Mr. Kopyt, dated June 10, 2002, (the "Severance Agreement"). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than "for cause," as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of January 1, 2005, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $1.3 million, inclusive of employee benefits.

     Impact of Inflation

     Staffing and project services are generally priced based on mark-ups on prevailing rates of pay, and as a result are able to generally maintain their relationship to direct labor costs. Permanent placement services are priced as a function of salary levels of the job candidates. In 2004, employee benefit costs, primarily health care costs, rose due to an increase in the Company's health insurance premiums. After the significant rise in insurance costs during 2002 and 2003, the Company implemented a plan to control these costs through higher co-pays and pricing adjustments during 2004. This strategy allowed the Company to offset a portion of these costs. The Company is continuing to review its options to further reduce these costs, which the Company does not believe are representative of general inflationary trends. Otherwise, inflation has not been a meaningful factor in the Company's operations.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for interim or annual periods beginning after June 15, 2005. Accordingly, the Company's is required to apply SFAS No. 123R beginning fiscal quarter ended October 1, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which method it will use.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of January 1, 2005, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 28 basis points) increase in interest rates on its variable debt (using average debt balances during the year ended January 1, 2005 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report of the Company's independent auditors, begin on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange
     Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

     None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the 2005 Proxy Statement beginning immediately following the caption "ELECTION OF DIRECTORS" to, but not including, the caption "EXECUTIVE COMPENSATION" and the additional information in the 2005 Proxy Statement beginning immediately following the caption "COMPLIANCE WITH
     SECTION 16(a) OF THE EXCHANGE ACT" to, but not including, the caption "BOARD MEETINGS AND COMMITTEES" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 2005 Proxy Statement beginning immediately following the caption "EXECUTIVE COMPENSATION" to, but not including, the caption "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS" and the additional information in the 2005 Proxy Statement beginning immediately following the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" to, but not including, the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information in the 2005 Proxy Statement beginning immediately following the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" to, but not including, the caption "ELECTION OF DIRECTORS" is incorporated herein by reference.

     The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      issuance under equity
                                  issued upon exercise of       price of outstanding          compensation plans,
                                   outstanding options,         options, warrants and        excluding securities
        Plan category               warrants and rights                rights               reflected in column (a)
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (a) (b) (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                1,183,583                      $4.03                       994,236
    approved by security
    holders...............
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not                                                                ____________________
    approved by security        ____________________         ____________________
    holders...............
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                         1,183,583                      $4.03                       994,236
    Total.................
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 2005 Proxy Statement beginning immediately following the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2005 Proxy Statement beginning immediately following the caption "PRINCIPAL ACCOUNTANT FEES AND SERVICES" is incorporated herein by reference.

                                     PART IV



ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) 1. and 2. Financial Statement Schedules -- See "Index to Financial Statements and Schedules" on F-1.

         3. See Item (c) below.

     (b) Reports on Form 8-K

         The Company furnished to the Securities and Exchange Commission, on November 10, 2004, a Current Report on Form 8-K containing disclosure pursuant to item 12 of Form 8-K.

      (c)                               Exhibits

     (3)(a) Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1994.

     (3)(b)   Amended and Restated  Bylaws;  incorporated by reference to
              Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

     (4)(a) Rights Agreement dated as of March 14, 1996, between RCM Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent; incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated March 21, 1996 filed with the Commission on March 22, 1996.

   *          (10)(a) RCM Technologies, Inc. 1992 Incentive Stock Option Plan;
              incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 9, 1992, filed with the Commission on March 9, 1992.

     (10)(b) RCM Technologies, Inc. 1994 Non-employee Director Stock Option Plan; incorporated by reference to the appendix A of the Registrant's Proxy Statement dated March 3, 1994, filed with the Commission on March 28, 1994.

   * (10)(c) RCM Technologies, Inc. 1996 Executive Stock Option Plan dated August 15, 1996; incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996, filed with the Commission on January 21, 1997 (the "1996 10-K").

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

     (10)(f) Registration Rights Agreement dated March 11, 1996 by and between RCM Technologies, Inc. and the former shareholders of The Consortium; incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report on Form 8-K dated March 19, 1996, filed with the Commission on March 20, 1996.

    *         (10)(g) RCM Technologies, Inc. 2000 Employee Stock Incentive Plan;
              incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 3, 2000, filed with the Commission on February 28, 2000.

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

     (10)(n) Fourth Amendment And Modification to Amended And Restated Loan and Security Agreement dated July 23, 2004, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

   *  (10)(o) Compensation Arrangements for Named Executive Officers.
              (Filed herein)

   *  (10)(p) Compensation Arrangements for Directors
              (Filed herein)

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


                                                       RCM Technologies, Inc.


     Date:  March 9, 2005                                   By:/s/ Leon Kopyt
                                                               ---------------
                                                                Leon Kopyt
                                                                Chairman, President, Chief Executive Officer
                                                                 and Director


     Date:  March 9, 2005                                   By:/s/ Stanton Remer
                                                               -----------------
                                                                Stanton Remer
                                                                Executive  Vice President,
                                                                Chief  Financial   Officer,   Treasurer,
                                                                Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report has been signed below by


     Date:  March 9, 2005                                    /s/ Leon Kopyt
                                                            --------------------------------
                                                            Leon Kopyt
                                                            Chairman,  President, Chief Executive Officer
                                                            (Principal Executive Officer) and Director


     Date:  March 9, 2005                                   /s/ Stanton Remer
                                                            -------------------------------
                                                            Stanton Remer
                                                            Executive Vice President,  Chief Financial  Officer,
                                                            Treasurer,  Secretary
                                                            (Principal Financial and Accounting Officer) and Director


     Date:  March 9, 2005                                    /s/ Norman S. Berson
                                                            ----------------------------
                                                            Norman S. Berson
                                                            Director


     Date:  March 9, 2005                                    /s/ Robert B. Kerr
                                                            -------------------------------
                                                            Robert B. Kerr
                                                            Director


     Date:  March 9, 2005                                    /s/ David Gilfor
                                                            -----------------------------
                                                            David Gilfor
                                                            Director


F-1
                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                   Page

        Consolidated Balance Sheets, January 1, 2005 and December 27, 2003                         F-2

        Consolidated Statements of Operations,
         Years Ended January 1, 2005, December 27, 2003 and December 28, 2002                      F-4

        Consolidated Statements of Changes in Shareholders' Equity and
         Consolidated Statements of Comprehensive Income (Loss),
         Years Ended January 1, 2005, December 27, 2003 and December 28, 2002                      F-6

        Consolidated Statements of Cash Flows,
         Years Ended January 1, 2005, December 27, 2003 and December 28, 2002                      F-7

        Notes to Consolidated Financial Statements                                                 F-9

        Report of Independent Registered Public Accounting Firm                                    F-30

        Schedules I and II                                                                         F-31


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 1, 2005 and December 27, 2003


                                     ASSETS


                                                                              January 1,          December 27,
                                                                                 2005                 2003
                                                                            ---------------      ---------------
Current assets
   Cash and cash equivalents                                                    $2,401,794           $5,152,499
   Accounts receivable, net of allowance for doubtful accounts of  $1,862,000 and $1,854,000 in fiscal 2004
      and 2003, respectively                                                    40,535,949           36,269,369
   Restricted cash                                                               8,295,625            8,295,625
   Prepaid expenses and other current assets                                     1,503,477            2,099,206
   Deferred tax assets                                                           4,964,007            4,598,373
                                                                            ---------------      ---------------

      Total current assets                                                      57,700,852           56,415,072
                                                                            ---------------      ---------------


Property and equipment, at cost
   Equipment and leasehold improvements                                          9,572,546            9,564,939
   Less: accumulated depreciation and amortization                               5,153,519            4,435,164
                                                                            ---------------      ---------------

                                                                                 4,419,027            5,129,775
                                                                            ---------------      ---------------


Other assets
   Deposits                                                                        138,158               82,958
   Goodwill                                                                     35,842,896           38,007,233
   Intangible assets, net of accumulated amortization
      of  $310,800 and $242,249 in fiscal 2004
      and 2003, respectively                                                                             68,551
                                                                            ---------------      ---------------

                                                                                35,981,054           38,158,742
                                                                            ---------------      ---------------



      Total assets                                                             $98,100,933          $99,703,589
                                                                            ===============      ===============


                 The accompanying notes are an integral part of
                          these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      January 1, 2005 and December 27, 2003


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             January 1,           December 27,
                                                                                2005                  2003
                                                                           ---------------       ---------------
Current liabilities
    Line of credit                                                             $4,900,000            $7,300,000
    Accounts payable and accrued expenses                                      12,242,977            15,574,036
    Accrued payroll                                                             6,766,586             5,456,330
    Payroll and withheld taxes                                                  1,099,856               177,030
    Income taxes payable                                                        3,146,478             4,026,097
                                                                           ---------------       ---------------

      Total current liabilities                                                28,155,897            32,533,493
                                                                           ---------------       ---------------



Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,383,470 and
      11,285,279 shares issued and outstanding in fiscal
      2004 and 2003, respectively                                                 569,173               564,264
    Accumulated other comprehensive income                                        736,128               556,795
    Additional paid-in capital                                                 98,290,719            97,906,888
    Accumulated deficit                                                       (29,650,984)          (31,857,851)
                                                                           ---------------       ---------------

                                                                               69,945,036            67,170,096
                                                                           ---------------       ---------------



      Total liabilities and shareholders' equity                              $98,100,933           $99,703,589
                                                                           ===============       ===============

                 The accompanying notes are an integral part of
                          these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002



                                                             January 1,          December 27,           December 28,
                                                                2005                 2003                   2002
                                                           ---------------       --------------        ---------------

Revenues                                                     $169,277,490         $206,605,188           $186,650,616

Cost of services                                              128,303,645          162,010,502            139,985,755
                                                           ---------------       --------------        ---------------

Gross profit                                                   40,973,845           44,594,686             46,664,861
                                                           ---------------       --------------        ---------------

Operating costs and expenses
   Selling, general and administrative                         34,330,392           32,557,953             33,320,034
   Depreciation                                                 1,149,991            1,192,293              1,258,323
   Amortization                                                    68,556               31,104                 20,720
   Compensation expense for stock option tender offer                                6,691,590
   Impairment of goodwill                                       2,164,338                                  29,990,099
   Litigation charge                                                                                        9,717,663
                                                           ---------------       --------------        ---------------
                                                               37,713,277           40,472,940             74,306,839
                                                           ---------------       --------------        ---------------

Operating income (loss)                                         3,260,568            4,121,746            (27,641,978  )
                                                           ---------------       --------------        ---------------

Other (expenses) income
   Interest expense, net of interest income                      (474,420)            (314,491)              (171,900)
   Gain on foreign currency transactions                           24,954              132,296                 16,967
                                                           ---------------       --------------        ---------------
                                                                 (449,466)            (182,195)              (154,933)
                                                           ---------------       --------------        ---------------

Income (loss) from continuing operations
  before income taxes                                           2,811,102            3,939,551             (27,796,911)

Income tax expense (benefit)                                      604,235            1,160,398              (4,628,046)
                                                           ---------------       --------------        ---------------

Income (loss) from continuing operations                        2,206,867            2,779,153             (23,168,865)

Loss from discontinued operations
 net of taxes of  $644,000                                                                                    (967,065)
                                                           ---------------       --------------        ---------------

Net income (loss)                                              $2,206,867           $2,779,153            ($24,135,930)
                                                           ===============       ==============        ===============

                 The accompanying notes are an integral part of
                          these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002



                                                         January 1,          December 27,          December 28,
                                                            2005                 2003                  2002
                                                        -------------        --------------        --------------

Basic earnings (loss) per share
   Income (loss) from continuing operations                     $.19                  $.26                ($2.19)
   Loss from discontinued operations                                                                      (  .09)
                                                                ----                  ----            ----------
   Net income (loss)                                            $.19                  $.26                ($2.28  )
                                                                ====                  ====                ======

Weighted average number of common shares
   outstanding                                            11,325,626            10,716,179            10,585,503


Diluted earnings (loss) per share
   Income (loss) from continuing operations                     $.19                  $.26                ($2.19)
   Loss from discontinued operations                                                                      (  .09)
                                                                ----                  ----            ----------
   Net income (loss)                                            $.19                  $.26                ($2.28)
                                                                ====                  ====                ======

Weighted average number of common and common equivalent shares outstanding
   (includes dilutive securities relating to
   options of 354,186 in 2004 and 180,126 in 2003)        11,679,812            10,896,305            10,585,503


                                      F-5
                 The accompanying notes are an integral part of
                          these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


                                                                     Accumulated                        Retained
                                                                        Other          Additional       Earnings
                                              Common Stock            Comprehensive     Paid-in      (Accumulated
                                              ------------
                                           Shares       Amount      Income (Loss)       Capital         Deficit)         Total
                                           ------       ------      -------------       -------         --------         -----
  Balance, December 29, 2001              10,571,761    $528,588          ($484,283 )  $93,746,569     ($10,501,074  )  $83,289,800

  Issuance of stock under employee
    stock purchase plan                       53,410       2,671                           187,885                          190,556
  Exercise of stock options                      905          45                             1,484                            1,529
  Translation adjustment                                                    (99,801 )                                       (99,801)
  Net loss                                                                                              (24,135,930  )  (24,135,930)
                                              ------       -----            -------     ----------       ----------     -----------

  Balance, December 28, 2002              10,626,076     531,304           (584,084 )   93,935,938       (34,637,004 )   59,246,154

  Issuance of stock under employee
    stock purchase plan                       39,926       1,996                           129,419                          131,415
  Exercise of stock options                   11,500         575                            42,925                           43.500
  Issuance of restricted shares
  pursuant   to stock option tender          607,777      30,389                         3,798,606                        3,828,995
  offer
  Translation adjustment                                                  1,140,879                                       1,140,879
  Net income                                                                                              2,779,153       2,779,153
                                             -------      ------          ---------      ---------        ----------      ---------

  Balance, December 27, 2003              11,285,279     564,264            556,795     97,906,888       (31,857,851 )   67,170,096

  Issuance of stock under employee
    stock purchase plan                       37,107       1,855                           174,365                          176,220
  Exercise of stock options                   61,084       3,054                           209,466                          212,520
  Translation adjustment                                                    179,333                                         179,333
  Net income                                                                                               2,206,867      2,206,867
                                          ----------     -------           --------     ----------         ---------      ---------

  Balance, January 1, 2005                11,383,470    $569,173           $736,128    $98,290,719      ($29,650,984)   $69,945,036
                                          ==========    ========           ========    ===========       ===========    ===========



             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


                                            January 1,       December 27,       December 28,
                                               2005              2003               2002
                                          ---------------   ---------------   ------------------

Net income (loss)                             $2,206,867        $2,779,153         ($24,135,930 )
Foreign currency translation
  adjustment                                     179,333         1,140,879              (99,801 )
                                          ---------------   ---------------   ------------------

Comprehensive income (loss)                   $2,386,200        $3,920,032         ($24,235,731 )
                                          ===============   ===============   ==================


                                      F-6

                 The accompanying notes are an integral part of
                          these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


                                                      January 1,          December 27,         December 28,
                                                         2005                 2003                 2002
                                                     --------------       --------------       --------------
Cash flows from operating activities:

  Net income (loss)                                     $2,206,867           $2,779,153         ($24,135,930  )
                                                     --------------       --------------       --------------

  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
      Loss on discontinued operations                                                                967,065
      Depreciation and amortization                      1,218,547            1,223,397            1,279,043
      Provision for allowances on accounts
        receivable                                           8,000              305,000             (246,000  )
      Recognition of noncash portion of
        compensation expense for stock
        tender offer                                                          3,828,995
      Goodwill impairment                                2,164,338                                29,990,099
      Deferred tax                                        (365,634  )          (308,106  )         2,022,694
      Changes in assets and liabilities:
        Accounts receivable                             (4,274,580  )        (4,820,435  )         9,666,894
        Income tax refund receivable                                          3,766,585            3,043,508
        Restricted cash                                                      (8,295,625  )
        Prepaid   expenses  and  other   current                                                              )
assets                                                     595,726              536,098             (774,602
        Accounts payable and accrued expenses           (3,331,059  )           845,307            6,074,855
        Accrued payroll                                  1,310,255            1,093,306             (774,314  )
        Payroll and withheld taxes                         922,826              (16,820  )          (181,934  )
        Income taxes payable                              (879,619  )         1,956,518            3,578,189
                                                     --------------       --------------       --------------

  Total adjustments                                     (2,631,200  )           114,220           54,645,497
                                                     --------------       --------------       --------------


Net cash  (used in) provided by operating
activities                                               ($424,333  )        $2,893,373          $30,509,567
                                                     --------------       --------------       --------------

                                      F-7

                 The accompanying notes are an integral part of
                          these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002



                                                         January 1,          December 27,         December 28,
                                                            2005                 2003                 2002
                                                       ---------------       --------------       --------------

Cash flows from investing activities:
  Proceeds on sale of reporting unit                                                                   $100,000
  Property and equipment acquired                           ($439,246  )         ($431,816  )          (626,978  )
  (Increase) decrease in deposits                             (55,200  )             3,632               89,101
  Contingent consideration                                                      (1,353,638  )        (5,528,563  )
                                                       ---------------       --------------       --------------

Net cash used in investing activities                        (494,446  )        (1,781,822  )        (5,966,440  )
                                                       ---------------       --------------       --------------

Cash flows from financing activities:
  Net repayments of line of credit                         (2,400,000  )          (120,000  )       (24,080,000  )
  Sale of stock for employee stock purchase plan              176,220              131,415              190,556
  Exercise of stock options                                   212,520               43,500                1,529
                                                       ---------------       --------------       --------------

Net cash (used in) provided by  financing
activities                                                 (2,011,260  )            54,915          (23,887,915  )
                                                       ---------------       --------------       --------------

Effect of exchange rate changes on cash
 and cash equivalents                                         179,334            1,140,879              (99,801  )
                                                       ---------------       --------------       --------------

Net (decrease) increase  in cash
 and cash equivalents                                      (2,750,705  )         2,307,345              555,411

Cash and cash equivalents at beginning of year              5,152,499            2,845,154            2,289,743
                                                       ---------------       --------------       --------------

Cash and cash equivalents at end of year                   $2,401,794           $5,152,499           $2,845,154
                                                       ===============       ==============       ==============


Supplemental cash flow information:
  Cash paid for:
    Interest                                                 $201,101             $244,727             $835,221
    Income taxes (refund)                                   1,753,251           (3,951,320  )       (12,164,528  )

Acquisitions:
  Fair value of assets acquired, including
    contingent consideration payments                                            1,353,638            5,528,563
                                                       ---------------       --------------       --------------

Cash paid, net of cash acquired                                                 $1,353,638           $5,528,563
                                                       ===============       ==============       ==============


                                      F-8
                 The accompanying notes are an integral part of
                          these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


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

     The consolidated financial statements are comprised of the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

     Fiscal Periods

     The reporting period for the Company is the Saturday closest to the last day in December. Fiscal year 2004 represents 53 weeks ended January 1, 2005. Fiscal years 2003 and 2002 represent the 52 weeks ended December 27, 2003 and December 28, 2002, respectively. The Company's consolidated financial statements have historically referred to fiscal years as ending on December 31. Differences between the Company's fiscal year and a calendar year have been immaterial. References to years in this annual report relate to fiscal years rather than calendar years.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


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

     Goodwill

     The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets is reflected in the consolidated balance sheets as goodwill. Goodwill at January 1, 2005 and December 27, 2003 was $35,843,000 and $38,007,000.

     The Company performed an impairment review in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 142 for the fiscal years 2004 and 2003 and 2002. During the fourth quarters of fiscal years 2004 and 2002, the reviews indicated that there were impairments of value, which resulted in a $2.2 million and $30.0 million charge to expense for the fiscal years ended January 1, 2005 and December 28, 2002, respectively, in order to properly reflect the appropriate carrying value of goodwill. The results of the 2003 impairment testing indicated no impairment of goodwill.

     Software

     In accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the years ended January 1, 2005, December 27, 2003 and December 28, 2002, the Company capitalized approximately $226,000, $114,000 and $287,000, respectively, of software costs in accordance with SOP 98-1.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes," which requires an asset and liability approach of accounting for income taxes. SFAS 109 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets. The Company and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.

     Revenue Recognition

     The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Professional Engineering Services and Information Technology Services segments also perform project services. The Information Technology Services segment also derives revenue from permanent placement fees.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition (Continued)

     Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) Number 104, "Revenue Recognition." SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. Expenses related to contracts that extend beyond a 12-month period are charged to Cost of Services as incurred.

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

     Permanent Placement Services - The Company earns permanent placement fees from providing permanent placement services. Fees for placements are recognized at the time the candidate commences employment. The Company guarantees its permanent placements on a prorated basis for 90 days. In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, the Company will provide a refund to the client. An allowance for refunds, based upon the Company's historical experience, is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenue.

     Concentration

     During 2004, the Company's largest customer accounted for 7.4% of the Company's revenues. At January 1, 2005 the accounts receivable due from the largest customer was $7.9 million. The Company's five and ten largest customers accounted for approximately 25.4% and 36.9%, respectively, of the Company's revenues for 2004.

     During 2003, the Company's largest customer accounted for 22% of the Company's revenues. At December 27, 2003 the accounts receivable due from the largest customer was $1.7 million. The Company's five and ten largest customers accounted for approximately 42% and 52%, respectively, of the Company's revenues for 2003. However, of the $45.1 million in revenues from the Company's largest customer, $24.1 million represented "Pass-Through" revenues where the Company acted as a general contractor and subcontracted $24.1 million of business at a gross margin of approximately 1.2%. If the Company adjusted for these pass-through revenues, its largest customer would have accounted for 11.5% of total revenues. Similarly, the Company's five and ten largest customers would have accounted for 34.5% and 45.6%, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Comprehensive Income (Loss)

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

     The number of common shares used to calculate basic and diluted earnings per share for 2004, 2003 and 2002 was determined as follows:

                                                Year Ended        Year Ended        Year Ended
                                                January 1,         December          December
                                                   2005            27, 2003          28, 2002
                                              ---------------    -------------     -------------
      Basic average shares outstanding            11,325,626       10,716,179        10,585,503
      Dilutive effect of stock options               354,186          180,126
                                              ---------------    -------------     -------------

      Dilutive shares                             11,679,812       10,896,305        10,585,503
                                              ===============    =============     =============

     Options to purchase 1,183,583 shares of common stock at prices ranging from $3.00 to $7.04 per share were outstanding as of January 1, 2005. There were 84,000 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price for the year ended January 1, 2005.

     Options to purchase 1,214,916 shares of common stock at prices ranging from $3.00 to $11.93 per share were outstanding as of December 27, 2003. There were 428,000 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price for the year ended December 31, 2003.

     Options to purchase 2,474,214 shares of common stock at prices ranging from $3.00 to $15.31 per share were outstanding as of December 28, 2002, but were not included in the computation of diluted EPS because of net loss incurred in 2002.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     At January 1, 2005, the Company has four stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                  January 1,     December 27,      December 28,
                                                     2005            2003              2002
                                                  ------------  ---------------   ---------------
      Net income (loss), as reported                   $2,207           $2,779          ($24,135 )

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards, net of
      related     tax                                     321              500               898

      Net income (loss), pro forma                     $1,886           $2,279          ($25,033 )

      Income (loss) per share of common stock-basic:
         As reported                                     $.19             $.26            ($2.28 )
         Pro forma                                       $.16             $.21            ($2.36 )

      Income (loss) per share of common stock-diluted:
         As reported                                     $.19             $.26            ($2.28 )
         Pro forma                                       $.16             $.21            ($2.36 )


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Years Ended Jan

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The pro-forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted using Black-Scholes Option Pricing Model during 2004, 2003, and 2002 has been estimated using the following assumptions:

                                          Year Ended        Year Ended       Year Ended
                                          January 1,       December 27,     December 28,
                                             2005              2003             2002
                                        ----------------  ---------------------------------
     Risk-free interest rate                      3.74%             3.18%            4.06%
     Expected life of option                    5 years           5 years          5 years
     Expected stock price volatility                60%               66%              49%
     Expected dividend yield                      -                  -                 -
     Weighted-average per share
        value granted                             $2.65             $2.29            $2.18

     Advertising Costs

     Advertising costs are expensed as incurred. Total advertising expense was $667,000, $595,000, and $576,000 for the years ended January 1, 2005,
     December 27, 2003 and December 28, 2002, respectively.

     Use of Estimates and Uncertainties

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New Accounting Standards (Continued)

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for interim or annual periods beginning after June 15, 2005. Accordingly, the Company is required to apply SFAS No. 123R beginning fiscal quarter ended October 1, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use.

2.   DISCONTINUED OPERATIONS

     In August 2002, the Company sold a reporting unit in the commercial services business segment for $100,000, which resulted in a loss of $1.6 million ($967,000 net of income tax benefit of $644,000) for the year ended December 28, 2002, or $.09 per share. In accordance with SFAS 144, the loss is presented as a loss from discontinued operations in the statement of operations for the year in the period ended December 28, 2002.

3.   ACQUISITIONS

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

     As of January 1, 2005, the Company does not have any future contingent obligations for earnout consideration.

4.   PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following:

                                                    January 1,       December 27,
                                                       2005              2003
                                                  ---------------   ----------------

      Equipment and furniture                         $1,967,137         $2,154,422
      Computers and systems                            7,007,352          6,843,934
      Leasehold improvements                             598,057            566,583
                                                  ---------------   ----------------

                                                       9,572,546          9,564,939
      Less: accumulated depreciation and
         amortization                                  5,153,519          4,435,164
                                                  ---------------   ----------------

                                                      $4,419,027         $5,129,775
                                                  ===============   ================

       The Company writes off fully depreciatedassets each year.In fiscal 2004 and 2003 the write offs were $438,000 and $117,000, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


5.   GOODWILL AND OTHER INTANGIBLES

     SFAS 142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2004, 2003 and 2002 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2004, 2003 and 2002, respectively as well as forecasted operating income and cash flows of each reporting unit as well prospects for future recovery. The analysis revealed that goodwill, amounting to approximately $2.2 million and $30.0 million ($24.7 million after taxes) had been impaired for the fiscal years ended January 1, 2005 and December 28, 2002, respectively and therefore, would not be recoverable through future profitable operations. These impairment charges were incurred to bring the carrying value of goodwill associated with each reporting unit in line with estimated future value. The aforementioned impairments were in reporting units within the Company's Information Technology business segment. The results of the 2003 impairment testing indicated no impairment to goodwill. There can be no assurance that future tests of goodwill impairment will not result in further impairment charges.

     The changes in the carrying amount of goodwill for the years ended January 1, 2005 and December 27, 2003 are as follows (in thousands):

                                                    Information      Professional      Commercial
                                                    Technology       Engineering        Services          Total
                                                   --------------    -------------    -------------    -------------
      Balance as of December 28, 2002                    $29,126           $7,528                           $36,654

           Goodwill acquired during the year               1,353                                              1,353
                                                   --------------    -------------    -------------    -------------

      Balance as of December 27, 2003                     30,479            7,528                            38,007

           Goodwill impairment losses                     (2,164  )                                          (2,164  )
                                                   --------------    -------------    -------------    -------------

      Balance as of January 1, 2005                      $28,315           $7,528                           $35,843
                                                   ==============    =============    =============    =============

     The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                 January 1, 2005                    December 27, 2003
                                         --------------------------------    ---------------------------------
                                            Gross                               Gross
                                            Carrying       Accumulated          Carrying        Accumulated
                                            Amount        Amortization          Amount         Amortization
         Amortized intangible assets
           Non-compete agreement             $311              $311              $311               $242
                                             ====              ====              ====               ====


6.   ACCOUNTS PAYABLE

     Accounts payable and accrued expenses consist of the following at January 1, 2005 and December 27, 2003.

                                                      January 1,        December 27,
                                                         2005               2003
                                                    ---------------    ---------------
       Accounts payable - trade                         $4,024,164         $7,216,885
       Reserve for litigation                            8,218,813          8,357,151
                                                    ---------------    ---------------

       Total                                           $12,242,977        $15,574,036
                                                    ===============    ===============


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


7.   LINE OF CREDIT

     On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was further amended on July 27, 2004, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable as to which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the years ended January 1, 2005 and December 27, 2003 were 3.99% and 3.67%, respectively. The amounts outstanding under the Revolving Credit Facility at January 1, 2005 and December 27, 2003 were $4.9 million and $7.3 million, respectively. At January 1, 2005, the Company had availability for additional borrowing under the Revolving Credit Facility of $20.0 million.


8.   SHAREHOLDERS' EQUITY

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                 January 1,      December 27,
                                                    2005             2003
                                                -------------   ---------------
      Exercise of options outstanding              1,183,583         1,214,916
      Future grants of options                       994,236         1,074,287
                                                -------------   ---------------

      Total                                        2,177,819         2,289,203
                                                =============   ===============

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. At January 1, 2005, options to purchase 87,855 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


8.   SHAREHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans (Continued)

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. At January 1, 2005, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At January 1, 2005, options to purchase 922,980 shares of common stock are available for future grants, and options to purchase 245,645 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At January 1, 2005, options to purchase 70,556 shares of common stock are available for future grants, and options to purchase 780,083 shares of common stock were outstanding.

     Transactions related to all stock options are as follows:

                                  Year         Weighted-          Year         Weighted-          Year         Weighted-
                                 Ended          Average          Ended          Average          Ended          Average
                               January 1,       Exercise      December 27,     Exercise       December 28,      Exercise
                                  2005           Price            2003           Price            2002           Price
                             ---------------  -------------  ---------------  ------------   ---------------  -------------
Outstanding options               1,214,916          $3.85        2,474,214         $7.15         2,415,780          $7.53
  At beginning of year
Granted                             149,000           4.86          220,000          3.91           325,500           4.57
Cancellations                      (119,249 )         3.49       (1,467,798 )        9.51          (266,161 )         6.82
Exercised                           (61,084 )         3.48          (11,500 )        6.93              (905 )         3.06
                             ---------------                 ---------------                 ---------------
Outstanding options               1,183,583          $4.03        1,214,916         $3.85         2,474,214          $7.15
  At end of year
                             ===============                 ===============                 ===============

Exercisable options
  At end of year                    766,500                         432,500                       1,663,715
                             ===============                 ===============                 ===============
Option grant price                    $3.00                           $3.00                           $3.00
  Per share                        to $7.04                       to $11.93                       to $15.31

                                      F-18

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


8.   SHAREHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans (Continued)

     The following table summarizes information about stock options outstanding at January 1, 2005:

     --------------- -----------------------------------------------------------------------------------
                                                           Weighted-Average
        Range of                            Number of         Remaining              Weighted-Average
        Exercise                           Outstanding     Contractual Life           Exercise Price
         Prices                              Options
     --------------- --------------------------------------------------------- -------------------------
        $3.00 - $4.29                699,683                 7.16 years                   $3.45
        $4.70 - $7.04                483,900                 6.77 years                   $4.87

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the year ended January 1, 2005, there were 37,107 shares issued under the Purchase Plan for net proceeds of $176,220. As of January 1, 2005, there were 297,899 shares available for issuance under the Purchase Plan.

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

     Upon expiration of the tender offer on November 14, 2003, option holders participating in the tender offer received in the aggregate 607,777 shares of restricted stock having an aggregate value of $3.8 million ($6.30 per share) as well as cash consideration of $2.6 million, which was equal to 67% of the value of the restricted common stock. Participants surrendered options to purchase 1,327,973 shares of common stock, which represented 100% of all options eligible to be surrendered. The Company recorded a charge of $6.7 million ($4.0 million after-tax) to compensation expense in the fourth quarter of 2003 due to the tender offer.

     Provided the Company has U.S. Federal taxable income in future periods, the exchange offer will be approximately cash flow neutral to the Company as the combined tax benefits (both the value of the restricted common stock issued and the cash consideration paid are tax deductible expenses) will be approximately equal the actual cash consideration paid to employees and directors.

     All shares of restricted stock issued pursuant to the tender offer were fully vested on the stock grant date, but are subject to transfer restrictions. The transfer restrictions lapsed on the first anniversary of the stock grant date, November 14, 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


10.  RETIREMENT PLANS

     Profit Sharing Plan

     The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees. The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company at the discretion of the Board of Directors may make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for years ended January 1, 2005, December 27, 2003 and December 28, 2002 were $111,000, $91,000 and $0, respectively.

     Nonqualified Defined Compensation Plan

     The Company implemented with shareholder approval a nonqualified deferred compensation plan, effective January 1, 2002, for officers and certain other management employees. The plan allows for compensation deferrals for its participants and a discretionary company contribution, subject to approval of the Board of Directors. As of January 1, 2005, the fair value of the assets held in trust under the deferred compensation plan was $677,194. The Board of Directors approved the termination of the plan as of January 14, 2005 and directed the distribution of the assets in the plan to the participants. The final distribution of the plan assets of $661,981, as of January 14, 2005, was made on February 4, 2005.

11.  COMMITMENTS

     Employment Agreement

     The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt ("Mr. Kopyt"), which currently provides for an annual base salary of $475,000 and other customary benefits. In addition, the agreement provides that Mr. Kopyt's annual bonus is based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization. As of January 1, 2005, the agreement expires on February 28, 2008. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The employment agreement is terminable by the Company upon Mr. Kopyt's death or disability, or for "good and severance cause", as defined in the agreement.

     Termination Benefits Agreement

     The Company is party to a Termination Benefits Agreement with its Chief Executive Officer, Leon Kopyt ("Mr. Kopyt") amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of January 1, 2005, Mr. Kopyt would have been entitled to cash payments of approximately $3.2 million (representing salary and excise tax payments).

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


11.  COMMITMENTS (CONTINUED)

     Severance Agreement

     The Company is party to a Severance Agreement with Mr. Kopyt, dated June 10, 2002, (the "Severance Agreement"). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than "for cause," as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of January 1, 2005, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $1.3 million, inclusive of employee benefits.

     Operating Leases

     The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2012. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms in excess of one year, exclusive of operating escalation charges, are as follows:

                             Year ending December 31,              Amount
                             -----------------------------    -----------------
                                    2005                            $2,455,000
                                    2006                             1,919,000
                                    2007                             1,311,000
                                    2008                               903,000
                                    2009                               887,000
                                    Thereafter                       2,078,000
                                                              -----------------
                                    Total                           $9,553,000
                                                              =================

     Rent expense for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002 was $3,671,000, $2,666,000 and $3,245,000,
     respectively.

     The Company subleases space at various office locations under cancelable lease agreements. During fiscal 2004, 2003 and 2002 revenues of approximately $109,000, $279,000 and $105,000, respectively, were recognized under these leasing arrangements.


12.  RELATED PARTY TRANSACTIONS

     A director of the Company is a shareholder in a law firm that has rendered various legal services to the Company. Fees paid to the law firm have not been significant.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


13.  INCOME TAXES

     The components of income tax expense (credit) are as follows:

                                                Year Ended        Year Ended        Year Ended
                                                January 1,       December 27,      December 28,
                                                   2005              2003              2002
                                             ----------------- -----------------  ----------------
     Current
       Federal                                        $30,000
       Foreign                                        939,869        $1,050,056          $974,073
                                             ----------------- -----------------  ----------------

                                                      969,869         1,050,056           974,073
                                             ----------------- -----------------  ----------------
     Deferred
        Federal                                      (310,789)           93,791        (6,246,119)
        State and local                               (54,845)           16,551
                                             ----------------- -----------------  ----------------

                                                     (365,634)          110,342        (6,246,119)
                                             ----------------- -----------------  ----------------


     Total                                           $604,235        $1,160,398       ($5,272,046)
                                             ================= =================  ================

     The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

                                                 2005               2003              2002
                                             --------------     -------------     -------------
      Tax at statutory rate (credit)                  34.0%             34.0%           (34.0)%
      State income taxes, net of Federal
        income tax benefit                             6.6
      Foreign income tax effect                        1.7                .5              3.3
      Deductible amortization                         (8.4)             (5.9)
      Change in valuation allowance                  (26.5)
      Non-deductible charges                          11.3                               15.7
      Other, net                                       2.8                .9             (2.9)
                                             --------------     -------------     -------------
      Total income tax expense                        21.5%             29.5%           (17.9)%
                                             ==============     =============     =============

     At January 1, 2005 and December 27, 2003, deferred tax assets and liabilities consist of the following:

      Deferred tax assets:                         2005               2003
                                              ----------------  -----------------
      Net operating loss carryforward                $982,503           $936,611
      Allowance for doubtful accounts                 744,800            701,330
      Reserves and accruals                           149,246            211,762
      Litigation reserve                            3,219,560          3,450,000
                                              ----------------  -----------------
                                                    5,096,109          5,299,703
      Deferred tax liabilities:
      Prepaid expense benefit                        (132,102)
                                              ----------------  -----------------
                                                    4,964,007          5,299,703
      Valuation allowance                                               (701,330)
                                              ----------------  -----------------
      Net deferred tax assets                      $4,964,007         $4,598,373
                                              ================  =================

                                      F-22

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


13.  INCOME TAXES (CONTINUED)

     Prior to year ended December 27, 2003, the Company has had two consecutive loss years. For each of the years in the two-year period ended January 1, 2005, the Company has had profitable years. Therefore, the Company has determined that a valuation allowance for deferred tax assets is no longer required as of January 1, 2005.

     At January 1, 2005, the Company had a net operating loss carryforward ("NOL") for U.S. Federal Income Tax purposes of approximately $2.5 million. The Company can utilize the NOL to offset future U.S. consolidated federal taxable income. In order to utilize the NOL in fiscal year 2005, the Company would have to generate approximately $3.0 million of operating income. The NOL amounts, if unused, would expire in the year 2022.


14.  INTEREST EXPENSE, NET OF INTEREST INCOME

     Interest expense, net of interest income consisted of the following:

                                 January 1,     December 27,    December 28,
                                    2005            2003            2002
                                -------------  --------------- ----------------
      Interest expense             ($536,099)       ($382,568)       ($770,404)
      Interest income                 61,679           68,077          598,504
                                -------------  --------------- ----------------
                                   ($474,420)       ($314,491)       ($171,900)
                                =============  =============== ================


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


15.  SEGMENT INFORMATION (CONTINUED)

                                    Information       Professional     Commercial
  Fiscal  2004                       Technology       Engineering       Services        Corporate          Total
                                  -----------------  --------------- ---------------- --------------   -----------------
  Revenue                                  $92,907          $51,173          $25,198                        $169,278

  Operating expenses (1)                    88,613           48,396           25,626                         162,635

  Impairment of goodwill                     2,164                                                             2,164
                                  -----------------  --------------- ----------------                  --------------

  EBITDA (loss) (1) (2)                      2,130            2,827             (428)                          4,479

  Depreciation                                 628              407              115                           1,150

  Amortization of intangibles                   20               43                5                              68
                                  -----------------  --------------- ---------------- --------------   --------------

  Operating income                           1,482            2,327             (548)                          3,261

  Interest expense, net of
  interest income                              261              144               70                             475

  Gain on foreign currency
  transactions                                                  (25)                                             (25)

  Income taxes (benefit)                       262              475             (133)                            604
                                  -----------------  --------------- ---------------- --------------   --------------

  Net income                                  $959           $1,733            ($485)                         $2,207
                                  =================  =============== ================ ==============   ==============

  Total assets                             $48,556          $23,275           $6,643        $19,627          $98,101

  Capital expenditures                         $17              $44               $5           $373             $439


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


15.  SEGMENT INFORMATION (CONTINUED)

                                     Information       Professional     Commercial
  Fiscal  2003                        Technology       Engineering       Services        Corporate          Total
                                    ---------------    -------------   --------------   ------------     -----------
  Revenue                                 $100,872          $86,696          $19,037                        $206,605

  Operating expenses (1)                    93,116           82,838           18,614                         194,568

  Compensation expense
  for stock option tender offer                500              486               89          5,617            6,692
                                    ---------------    -------------   --------------   ------------     ------------

  EBITDA (loss) (1) (2)                      7,256            3,372              334         (5,617  )         5,345

  Depreciation                                 595              526               71                           1,192

  Amortization of intangibles                   13               15                3                              31
                                    ---------------    -------------   --------------   ------------     ------------

  Operating income                           6,648            2,831              260         (5,617  )         4,122

  Interest expense, net of
  interest income                              153              132               29                             314

  Gain on foreign currency
  transactions                                                 (132  )                                          (132  )

  Income taxes (benefit)                     1,914              834               68         (1,655  )         1,161
                                    ---------------    -------------   --------------   ------------     ------------

  Net income                                $4,581           $1,997             $163        ($3,962  )        $2,779
                                    ===============    =============   ==============   ============     ============

  Total assets                             $49,866          $21,330           $5,749        $22,759          $99,704

  Capital expenditures                        $110             $156              $25           $141             $432


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


15.  SEGMENT INFORMATION (CONTINUED)

                                 Information     Professional      Commercial
  Fiscal  2002                    Technology     Engineering        Services       Corporate        Total
                                 -------------   -------------    -------------    -----------   ------------
  Revenue                            $111,270         $55,979          $19,402                       $186,651

  Operating expenses (1)              103,190          51,275           18,841                        173,306

  Unusual charge                                                                         9,718          9,718

  Impairment of goodwill               29,990                                                          29,990

                                 -------------   -------------    -------------    -----------   ------------
  EBITDA (loss) (1) (2)               (21,910           4,704              561          (9,718)       (26,363)

  Depreciation                            793             393               72                          1,258

  Amortization of intangibles              17               4                                              21
                                 -------------   -------------    -------------    -----------   ------------

  Operating income(loss)(1)(3)        (22,720)          4,307              489          (9,718)       (27,642)

  Interest expense, net of
  interest income                         102              52               18                            172

  Gain on foreign currency
  transactions                                            (17  )                                          (17)

  Loss on discontinued
  operations                                                               967                            967

  Income taxes (benefit)               (2,848  )        1,708             (184)         (3,304)        (4,628)
                                 -------------   -------------    -------------    -----------   ------------

  Net income                         ($19,974  )       $2,564            ($312)        ($6,414)      ($24,136)
                                 =============   =============    =============    ===========   ============

  Total assets                        $46,375         $19,929           $4,913         $17,223        $88,440

  Capital expenditures                   $101            $162                            $364            $627


     (1) Operating expenses excludes depreciation and amortization.

     (2) EBITDA means earnings before interest income, interest expense, depreciation, amortization, and income taxes. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

     (3) The operating results of a reporting unit sold in August 2002 are excluded from operating income of the Commercial Services Business Segment for all periods presented.

                                      F-26

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


15.  SEGMENT INFORMATION (CONTINUED)

     The following reconciles consolidated operating loss to the Company's pretax loss (in thousands):

                                                      January 1,      December 27,    December 28,
                                                         2005             2003            2002
                                                   ----------------- --------------- ----------------
     Consolidated operating income (loss)                    $3,261          $4,122         ($27,642)
     Interest expense, net of interest income                  (475)           (314)            (172)
     Gain on foreign currency transactions                       25             132               17
                                                   ----------------- --------------- ----------------
     Consolidated pretax income (loss) from
     continuing operations                                   $2,811          $3,940         ($27,797)
                                                   ================= =============== ================

     The Company derives a majority of its revenue from companies headquartered in the United States. In fiscal year 2002, two customers accounted for 12.2% and 6.6%, respectively, of the Company's revenues. During 2003, the Company's largest customer accounted for 22% of the Company's revenues. However, of the $45.1 million in 2003 revenues from that customer, $24.1 million represented "pass-through" revenues where the Company acted as a general contractor. If the Company adjusted for these pass-through revenues, its largest customer would have accounted for 11.5% of total revenues. In fiscal year 2004, the Company's largest customer accounted for 7.4% of the Company's revenues. Revenues from Canadian operations for the years ended January 1, 2005, December 27, 2003 and December 28, 2002 were $20.0 million, $56.4 million and $31.1 million, respectively.

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area for the years ended January 1, 2005, December 27, 2003, and December 28, 2002 are as follows (in thousands):

                                                    January 1,      December 27,     December 28,
                                                       2005             2003             2002
                                                  ---------------- ---------------- ----------------
     Revenues
        United States                                    $149,247         $150,245         $155,586
        Canada                                             20,030           56,360           31,065
                                                  ---------------- ---------------- ----------------
                                                         $169,277         $206,605         $186,651
                                                  ================ ================ ================

     Fixed Assets
        United States                                      $4,210           $4,788           $5,403
        Canada                                                209              342              487
                                                  ---------------- ---------------- ----------------
                                                           $4,419           $5,130           $5,890
                                                  ================ ================ ================


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


16.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year Ended January 1, 2005

                                                                                                       Diluted
                                                             Gross                  Net           Net Income (Loss)
                                       Sales                 Profit            Income (Loss)        Per Share (a)
                                 -------------------    -----------------    ------------------  --------------------
      1st Quarter                       $41,272,729          $10,027,438              $795,953               $.07
      2nd Quarter                        45,348,773           10,699,339               869,298                .08
      3rd Quarter                        40,933,476            9,963,938               765,514                .07
      4th Quarter                        41,722,512           10,283,130              (223,898 )             (.02)
                                 -------------------    -----------------    ------------------  --------------------

      Total                            $169,277,490          $40,973,845            $2,206,867              $.19
                                 ===================    =================    ==================  ====================


     Year Ended December 27, 2003

                                                                                                       Diluted
                                                             Gross                 Net            Net Income (Loss)
                                       Sales                 Profit           Income (Loss)         Per Share (a)
                                 -------------------    -----------------   -------------------  --------------------
      1st Quarter                       $50,650,469          $10,805,060            $1,353,948                $.13
      2nd Quarter                        55,218,914           11,393,816             1,935,458                 .18
      3rd Quarter                        55,224,390           11,544,524             1,816,652                 .17
      4th Quarter                        45,511,415           10,851,286            (2,326,905)               (.21)
                                 -------------------    -----------------   -------------------  --------------------

      Total                            $206,605,188          $44,594,686            $2,779,153                $.26
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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002

17.  CONTINGENCIES (CONTINUED)

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On the claims by both plaintiffs concerning the alleged wrongful limitation by the Company of the number of shares that the plaintiffs could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury verdict and upheld the verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict pre-judgment interest. Post-judgment interest will continue to accrue on the damages portion of the judgment at the rate of 3% per annum in 2005.

     The Company has appealed to the Appellate Division of the Superior Court of New Jersey from, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal was concluded in April 2004 and oral argument was heard on February 15, 2005. The timing of a ruling on the appeal cannot be predicted at this time.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of January 1, 2005, the accrued litigation reserve was $8.2 million. In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1) of its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation has been temporarily stayed in the Law Division at the request of the defendants until at least April 4, 2005 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

     The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

     The litigation and other claims previously noted are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's consolidated financial position and the consolidated results of operations for the period in which the effect becomes reasonably estimable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
RCM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries as of January 1, 2005 and December 27, 2003 and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income (loss) and cash flows for each of the three years in period ended January 1, 2005 (53 weeks, 52 weeks and 52 weeks, respectively). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of January 1, 2005 and December 27, 2003, and the consolidated results of its operations and its cash flows for each of the fiscal years in the three year period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedules I and II are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
February 18, 2005

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                      January 1, 2005 and December 27, 2003


                                     ASSETS

                                                                        January 1,         December 27,
                                                                           2005                2003
                                                                      ---------------     ----------------
Current assets
    Prepaid expenses and other assets                                        $29,549              $29,165
                                                                      ---------------     ----------------

Other assets
    Long-term receivables from affiliates                                 70,020,126           67,235,411
                                                                      ---------------     ----------------

      Total assets                                                       $70,049,675          $67,264,576
                                                                      ===============     ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                        January 1,         December 27,
                                                                           2005                2003

Current liabilities
    Accounts payable and accrued expenses                                   $104,639              $94,480
                                                                      ---------------     ----------------


Shareholders' equity
    Common stock                                                             569,173              564,264
    Foreign currency translation adjustment                                  736,128              556,795
    Additional paid in capital                                            98,290,719           97,906,888
    Accumulated deficit                                                  (29,650,984)         (31,857,851)
                                                                      ---------------     ----------------

    Total shareholders' equity                                            69,945,036           67,170,096
                                                                      ---------------     ----------------

    Total liabilities and shareholders' equity                           $70,049,675          $67,264,576
                                                                      ===============     ================



   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and Subsidiaries are an intergral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


                                                   January 1,      December 27,      December 28,
                                                      2005             2003              2002
                                                 ---------------  ----------------  ---------------

 Operating expenses
    Administrative                                     $633,198          $464,424       $1,753,587
                                                 ---------------  ----------------  ---------------

 Operating loss                                        (633,198)         (464,424)      (1,753,587)

 Management fee income                                  633,198           464,424        1,753,587
                                                 ---------------  ----------------  ---------------

 Income before income (loss) in subsidiaries

 Equity in earnings (share in loss)
 of subsidiaries                                      2,206,867         2,779,153      (24,135,930)
                                                 ---------------  ----------------  ---------------

 Net income (loss)                                   $2,206,867        $2,779,153     ($24,135,930)
                                                 ===============  ================  ===============


   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and Subsidiaries are an intergral part of these statements.

                                   SCHEDULE I

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


                                                     January 1,           December 27,          December 28,
                                                        2005                  2003                  2002
                                                  -----------------      ----------------      ----------------
Cash flows from operating activities:

Net income (loss)                                       $2,206,867            $2,779,153          ($24,135,930)
                                                  -----------------      ----------------      ----------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Recognition of equity compensation                                             3,828,995
(Equity in) share in deficiency in assets                                     (2,779,153
  of subsidiaries                                       (2,206,867)                     )           24,135,930

Changes in operating assets and liabilities:
      Prepaid expenses and other assets                       (384)              (22,656)               (3,539)
      Accounts payable and accrued expenses                 10,158              (185,665)              229,572
                                                  -----------------      ----------------      ----------------

                                                        (2,197,093)              841,521            24,361,963
                                                  -----------------      ----------------      ----------------

   Net cash provided by operating activities                 9,774             3,620,674               226,033
                                                  -----------------      ----------------      ----------------

Cash flows from investing activities:

   Decrease in deposits
   Increase in long-term
     receivables from subsidiaries                        (577,847)           (4,936,468)             (318,317)
                                                  -----------------      ----------------      ----------------

   Net cash used in investing activities                  (577,847)           (4,936,468)             (318,317)
                                                  -----------------      ----------------      ----------------

Cash flows from financing activities:

   Sale of stock for employee stock purchase plan          176,220               131,415               190,556
   Exercise of stock options                               212,520                43,500                 1,529
                                                  -----------------      ----------------      ----------------

   Net cash provided by financing activities               388,740               174,915               192,085
                                                  -----------------      ----------------      ----------------

Effect of exchange rate changes on cash and
   cash equivalents                                        179,333             1,140,879               (99,801)
                                                  -----------------      ----------------      ----------------

Net increase in cash and equivalents

Cash and equivalents at beginning of year
                                                  -----------------      ----------------      ----------------

Cash and equivalents at end of year               $                      $                     $
                                                  =================      ================      ================


   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE II

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


Column A                                          Column B                  Column C                  Column D         Column E
--------------------------------------------    -------------    -------------------------------    -------------    -------------
                                                                           Additions
                                                                 -------------------------------
                                                 Balance at       Charged to        Charged to                        Balance at
                                                 Beginning         Costs and          Other                             End of
Description                                      of Period         Expenses          Accounts        Deduction          Period
--------------------------------------------    -------------    --------------    -------------    -------------    -------------

Year Ended January 1, 2005

Allowance for doubtful
 accounts on trade
 receivables                                      $1,854,000          $436,000                          $428,000       $1,862,000


Year Ended December 27, 2003

Allowance for doubtful
 accounts on trade
 receivables                                      $1,549,000          $692,000                          $387,000       $1,854,000


Year Ended December 28, 2002

Allowance for doubtful
 accounts on trade
 receivables                                      $1,795,000        $1,941,000                        $2,187,000       $1,549,000



                                  EXHIBIT INDEX



(10) (o) Compensation Arrangements for Named Executive Officers.

(10) (p) Compensation Arrangements for Directors

(11)     Computation of Earnings (Loss) Per Share.

(21)     Subsidiaries of the Registrant.

(23)     Consent of Grant Thornton LLP.

31.1 Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2003.

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2003.

                                 Exhibit 10 (o)

                             RCM TECHNOLOGIES, INC.

             Compensation Arrangements for Named Executive Officers

     Brian A. Delle Donne. Chief Operating Officer. Mr. Belle Donne is employed by the Company on an at-will basis pursuant to an oral agreement. In addition to standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Belle Donne received a base salary of $300,000 in 2004. His bonus is based on a percentage of divisional Information Technology net operating income above a certain threshold targets.

     Stanton Remer. Executive Vice President & Chief Financial Officer. Mr. Remer is employed by the Company on an at-will basis pursuant to an oral agreement. In addition to standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Remer received a base salary of $200,000 in 2004. His bonus is compensated according to a Schedule of Compensation approved by the Compensation Committee on December 17, 1997, pursuant to which the Company pays a bonus of ..002 of the Company's EBITDA, defined as earnings before income taxes, depreciation and amortization, on a consolidated basis within 60 days following the close of the fiscal year. A further bonus of .002 of EBITDA is payable to Mr. Remer on a discretionary basis.

     Rocco Campanelli. Executive Vice President. Mr. Campanelli is employed by the Company on an at-will basis pursuant to an oral agreement. In addition to standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Campanelli received a base salary of $175,000 in 2004. His bonus is based on a percentage of divisional Professional Engineering net operating income above a certain threshold targets.

     Kevin D. Miller. Senior Vice President. Mr. Miller is employed by the Company on an at-will basis pursuant to an oral agreement. In addition to the standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Miller received a base salary of $200,000 in 2004. He is eligible for a discretionary bonus.

                                 Exhibit 10 (p)

                             RCM TECHNOLOGIES, INC.


                     Compensation Arrangements for Directors


Directors who are RCM Technologies, Inc employees are not compensated for their services as directors.

Non-employee directors, except as set forth below, each receives $24,000 in annual compensation for service on the Board, payable in equal monthly installments in cash.

In addition, each non-employee director receives $750 payable in cash for each in-person meeting of the full Board attended by that director, and $300 for each meeting of a committee (in excess of four meetings per year of that committee), whether in-person or telephonic, attended by that director.

Norman S. Berson, one of the non-employee directors, is of counsel to a law firm that from time to time performs services for the Company. Fees paid by the Company to this law firm are not significant or material. Nevertheless, Mr. Berson has voluntarily declined to accept compensation for his service on the Board.

                                   EXHIBIT 11

                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
      Years Ended January 1, 2005, December 27, 2003 and December 28, 2002


                                                      January 1,          December 27,         December 28,
                                                         2005                 2003                 2002
                                                    ---------------       --------------       --------------
Diluted earnings (loss)
   Net income (loss) applicable to common
      stock                                             $2,206,867           $2,779,153         ($24,135,930)
                                                    ===============       ==============       ==============

Shares
   Weighted average number of common
     shares outstanding                                 11,325,626           10,716,179           10,585,503
   Common stock equivalents                                354,186              180,126
                                                    ---------------       --------------       --------------

   Total                                                11,679,811           10,896,305           10,585,503
                                                    ===============       ==============       ==============


Diluted earnings (loss) per common share                      $.19                 $.26               ($2.28)
                                                    ===============       ==============       ==============


Basic
   Net income (loss) applicable to common
      stock                                             $2,206,867           $2,779,153         ($24,135,930)
                                                    ===============       ==============       ==============


Shares
   Weighted average number of common
     shares outstanding                                 11,325,626           10,716,179           10,585,503
                                                    ===============       ==============       ==============


Basic earnings (loss) per common share                        $.19                 $.26               ($2.28)
                                                    ===============       ==============       ==============


                                   EXHIBIT 21

                                  SUBSIDIARIES



Business Support Group of Michigan, Inc.
Cataract, Inc.
Programming Alternatives of Minnesota, Inc.
RCMT Delaware, Inc.
RCM Technologies (USA), Inc.

                                   EXHIBIT 23



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
RCM Technologies, Inc.


We have issued our report dated February 18, 2005, accompanying the consolidated financial statements and schedules included in the Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the year ended January 1, 2005. We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 33-61306, effective April 21, 1993, File No. 33-80590, effective June 22, 1994,
File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000).









/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
Febraury 18, 2005

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date:  March 17,  2005
                                   /s/ Leon Kopyt
                                   -------------------------------
                                   Leon Kopyt
                                   Chairman and Chief Executive Officer

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: March 17, 2005
                            /s/ Stanton Remer
                            ------------------------------
                            Stanton Remer
                            Executive Vice President
                            Chief Financial Officer, Treasurer and Secretary

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended January 1, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m(a)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Leon Kopyt
       ----------------------
     Leon Kopyt
     Chief Executive Officer
     March 17, 2005

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

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended January 1, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanton Remer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m(a)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Stanton Remer
     ----------------------
     Stanton Remer
     Executive Vice President
     Chief Financial Officer
     March 17, 2005

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.