Form 10-Q
period 2005-04-02
RCM TECHNOLOGIES INC
filed 2005-05-12
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer
 (as defined in Rule 12b-2 of the Exchange Act)
YES                   NO      X
          -----              -----

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 11,388,720 shares outstanding as of May 11, 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
                                                                                                    Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of April 2, 2005 (Unaudited)
               and January 1, 2005                                                                    3

               Unaudited Consolidated Statements of Income and Comprehensive Income
               For the Thirteen Weeks Ended April 2, 2005 and  March 27, 2004                         5

               Unaudited Consolidated Statement of Changes in Shareholders'
               Equity for the Thirteen Weeks Ended April 2, 2005                                      7

               Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
               April 2, 2005 and March 27, 2004                                                       8

               Notes to Unaudited Consolidated Financial Statements                                  10

          Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                         21

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        32

          Item 4 - Controls and Procedures                                                           32

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                 33

          Item 6 - Exhibits                                                                          35

          Signatures                                                                                 36



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        April 2, 2005 and January 1, 2005



                                     ASSETS

                                                                               April 2,            January 1,
                                                                                 2005                 2005
                                                                            ---------------      ---------------
                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                    $1,781,597           $2,401,794
   Accounts receivable, net of allowance for doubtful accounts of $1,853,000 (April 2, 2005) and $1,862,000
      (January 1, 2005), respectively                                           41,774,684           40,535,949
   Restricted cash                                                               8,295,625            8,295,625
   Prepaid expenses and other current assets                                       967,377            1,503,477
   Deferred tax assets                                                           4,964,007            4,964,007
                                                                            ---------------      ---------------

      Total current assets                                                      57,783,290           57,700,852
                                                                            ---------------      ---------------



Property and equipment, at cost
   Equipment and leasehold improvements                                          9,159,824            9,572,546
   Less: accumulated depreciation and amortization                               4,735,070            5,153,519
                                                                            ---------------      ---------------

                                                                                 4,424,754            4,419,027
                                                                            ---------------      ---------------



Other assets
   Deposits                                                                        135,098              138,158
   Goodwill                                                                     35,842,896           35,842,896
                                                                            ---------------      ---------------

                                                                                35,977,994           35,981,054
                                                                            ---------------      ---------------




      Total assets                                                             $98,186,038          $98,100,933
                                                                            ===============      ===============

                                       3
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                        April 2, 2005 and January 1, 2005


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              April 2,             January 1,
                                                                                2005                  2005
                                                                           ---------------       ---------------
                                                                            (Unaudited)
Current liabilities
   Line of credit                                                              $6,400,000            $4,900,000
   Accounts payable and accrued expenses                                       11,903,705            12,242,977
   Accrued compensation                                                         5,361,670             6,766,586
   Payroll and withheld taxes                                                     413,155             1,099,856
   Income taxes payable                                                         3,314,222             3,146,478
                                                                           ---------------       ---------------

       Total current liabilities                                               27,392,752            28,155,897
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,385,720 and
       11,383,470 shares issued and outstanding
       at April 2, 2005 and January 1, 2005, respectively                         569,286               569,173
    Accumulated other comprehensive income                                        744,831               736,128
    Additional paid-in capital                                                 98,297,490            98,290,719
    Accumulated deficit                                                       (28,818,321)          (29,650,984)
                                                                           ---------------       ---------------

                                                                               70,793,286            69,945,036
                                                                           ---------------       ---------------





       Total liabilities and shareholders' equity                             $98,186,038           $98,100,933
                                                                           ===============       ===============

                                       4
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              Thirteen Weeks Ended April 2, 2005 and March 27, 2004
                                   (Unaudited)


                                                                                 2005                  2004
                                                                             --------------        -------------

Revenues                                                                       $44,081,579          $41,272,729

Cost of services                                                                33,973,145           31,245,291
                                                                             --------------        -------------

Gross profit                                                                    10,108,434           10,027,438
                                                                             --------------        -------------

Operating costs and expenses
   Selling, general and administrative                                           8,405,686            8,436,424
   Depreciation                                                                    260,107              282,203
   Amortization                                                                                          17,139
                                                                             --------------        -------------
                                                                                 8,665,793            8,735,766
                                                                             --------------        -------------

Operating income                                                                 1,442,641            1,291,672
                                                                             --------------        -------------

Other expenses
   Interest expense, net of interest income                                        123,740              114,691
   Loss on foreign currency transactions                                             4,011                  728
                                                                             --------------        -------------
                                                                                   127,751              115,419
                                                                             --------------        -------------

Income before income taxes                                                       1,314,890            1,176,253

Income taxes                                                                       482,227              380,300
                                                                             --------------        -------------

Net income                                                                         832,663              795,953

Other comprehensive income (loss)
   Foreign currency translation adjustment                                           8,703             (110,011)
                                                                             --------------        -------------

Comprehensive income                                                              $841,366             $685,942
                                                                             ==============        =============

                                       5

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued)
              Thirteen Weeks Ended April 2, 2005 and March 27, 2004
                                   (Unaudited)


                                                                                   2005                2004
                                                                              ---------------     ---------------

Basic earnings per share
    Basic earnings per share                                                            $.07                $.07
                                                                                        ====                ====

Weighted average number of common shares outstanding                              11,384,846          11,290,779
                                                                                  ==========          ==========

Diluted earnings per share
    Diluted earnings per share                                                          $.07                $.07
                                                                                        ====                ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of  198,414 and 570,897 in 2005 and 2004, respectively)                       11,583,260          11,861,676
                                                                                  ==========          ==========

                                       6
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Thirteen Weeks Ended April 2, 2005
                                   (Unaudited)










                                                                 Accumulated
                                                                    Other          Additional
                                                                 Comprehensive      Paid-in       Accumulated
                                          Common Stock              Income          Capital         Deficit           Total
                                  -------------- -----------
                                     Shares        Amount


Balance, January 1, 2005             11,383,470    $569,173          $736,128     $98,290,719   ($29,650,984)      $69,945,036

Exercise of stock options                 2,250         113                             6,771                            6,884
Translation adjustment                                                  8,703                                            8,703
Net income                                                                                           832,663           832,663
                                         ------         ---          --------            ----         -------          -------

Balance, April 2, 2005               11,385,720    $569,286          $744,831     $98,297,490   ($28,818,321)      $70,793,286
                                     ==========    ========          ========     ===========   =============      ===========






                                       7
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Thirteen Weeks Ended April 2, 2005 and March 27, 2004
                                   (Unaudited)


                                                                                   2005               2004
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                      $832,663           $795,953
                                                                              ---------------     --------------


    Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                               260,107            299,342
         Provision for losses on accounts receivable                                  (9,000)            31,000
         Changes in assets and liabilities:
             Accounts receivable                                                  (1,229,735)        (1,034,285)
             Prepaid expenses and other current assets                               536,100            788,762
             Accounts payable and accrued expenses                                  (339,272)        (2,174,214)
             Accrued payroll                                                      (1,404,916)           682,440
             Payroll and withheld taxes                                             (686,702)            58,215
             Income taxes payable                                                    167,745           (187,644)
                                                                              ---------------     --------------

    Total adjustments                                                             (2,705,673)        (1,536,384)
                                                                              ---------------     --------------



Net cash used in operating activities                                            ($1,873,010)         ($740,431)
                                                                              ---------------     --------------


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
              Thirteen Weeks Ended April 2, 2005 and March 27, 2004
                                   (Unaudited)


                                                                                   2005               2004
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                                ($265,834)          ($98,816)
    Decrease in deposits                                                               3,060                668
                                                                              ---------------     --------------

    Net cash used in investing activities                                           (262,774)           (94,148)
                                                                              ---------------     --------------

Cash flows from financing activities:
    Exercise of stock options                                                          6,884             46,663
    Net borrowings (repayments) on line of credit                                  1,500,000         (1,800,000)
                                                                              ---------------     --------------

    Net cash provided by (used in) financing activities                            1,506,884         (1,753,337)
                                                                              ---------------     --------------

Effect of exchange rate changes on cash and cash equivalents                           8,703           (110,013)
                                                                              ---------------     --------------

Decrease in cash and cash equivalents                                               (620,197)        (2,697,929)

Cash and cash equivalents at beginning of period                                   2,401,794          5,152,499
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $1,781,597         $2,454,570
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                               $77,398            $50,333
      Income taxes                                                                  $448,388           $600,407

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments, that in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company and its consolidated results of operations for the interim periods set forth herein. The results for the thirteen weeks ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year.


2.   Fiscal Year

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended January 1, 2005 was a 53-week reporting year. The first quarter of 2004, the 2004 fiscal year and the first quarter of 2005 ended on the following dates, respectively:

      Period Ending                          Weeks in Quarter

      March 27, 2004                         Thirteen
      January 1, 2005                        Thirteen
      April 2, 2005                          Thirteen


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.   New Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective at the beginning of the next fiscal year after June 15, 2005. Accordingly, the Company is required to apply SFAS No. 123R beginning fiscal quarter ending April 1, 2006. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations.


5.   Line of Credit

     On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was further amended on July 27, 2004, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability of credit under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable for which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin or (ii) the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the thirteen weeks ended April 2, 2005 and March 27, 2004 were 5.6% and 2.92%, respectively. The amounts outstanding under the Revolving Credit Facility at April 2, 2005 and January 1, 2005 were $6.4 million and $4.9 million, respectively. At April 2, 2005, the Company had availability for additional borrowing under the Revolving Credit Facility of $18.5 million.


6.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                         -----------------------------------
                                                   Thirteen Weeks
                                         -----------------------------------
                                          April 2, 2005    March 27, 2004
                                         ---------------- ------------------
              Interest expense                 ($128,260)         ($137,000)
              Interest income                     14,520              22,309
                                         ---------------- ------------------
                                               ($123,740)          ($114,691)
                                         ================ ==================


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   Goodwill

     Statement of Financial Accounting Standards ("SFAS") 142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2004 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses, as of November 30, 2004 as well as forecasted operating income and cash flows of each reporting unit and prospects for future recovery. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could impact the market multiples of comparable businesses, and consequently could impact the results of future annual impairment tests. There have been no events in the thirteen weeks ended April 2, 2005 that have indicated a need to perform the impairment test prior to the Company's annual test date.

     There are no changes in the carrying amount of goodwill for the thirteen weeks ended April 2, 2005.


8.   Accounts Payable

     Accounts payable and accrued expenses consisted of the following at April 2, 2005 and January 1, 2005:

                                                             April 2,        January 1,
                                                               2005             2005
                                                          ---------------  ----------------
                                                           (Unaudited)

      Accounts payable - trade                                $3,626,712        $4,024,164
      Reserve for litigation                                   8,276,993         8,218,813
                                                          ---------------  ----------------

      Total                                                  $11,903,705       $12,242,977
                                                          ===============  ================


9.   Shareholders' Equity

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                              April 2,        January 1,
                                                                2005             2005
                                                            --------------  ----------------
                                   (Unaudited)

      Exercise of options outstanding                           1,176,333         1,183,583
      Future grants of options                                    999,036           994,236
                                                            --------------  ----------------

      Total                                                     2,175,369         2,177,819
                                                            ==============  ================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Stock - Based Compensation

     The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation, that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board Opinion No. 25, (APB) Accounting for Stock Issued to Employees, and related interpretations. Entities that continue to account for stock options using APB 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     As of April 2, 2005, the Company had four stock-based employee compensation plans. Under APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                               Thirteen Weeks Ended
                                                          --------------------------------
                                                             April 2,      March 27,
                                                                2005          2004
                                                          ---------------  ---------------
               Net income, as reported                              $833             $796

               Less:  stock-based compensation costs
                 determined under fair value based
                 method for all awards                                60              145

               Net income, pro forma                                $773             $651

               Earnings per share of common stock-basic:
                  As reported                                       $.07             $.07
                  Pro forma                                         $.07             $.06

               Earnings per share of common stock-diluted:
                  As reported                                       $.07             $.07
                  Pro forma                                         $.07             $.06

     The pro forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. There were no options granted during the thirteen weeks ended April 2, 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Stock - Based Compensation (Continued)

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of April 2, 2005, options to purchase 87,855 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. As of April 2, 2005, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of April 2, 2005, options to purchase 927,980 shares of common stock were available for future grants, and options to purchase 240,645 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of April 2, 2005, options to purchase 71,056 shares of common stock were available for future grants, and options to purchase 777,833 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Stock - Based Compensation (Continued)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the thirteen weeks ended April 2, 2005 and March 27, 2004, there were no shares issued under the Purchase Plan. As of April 2, 2005, there were 297,899 shares available for issuance under the Purchase Plan.

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


  Thirteen Weeks Ended              Information
  April 2, 2005                      Technology       Engineering        Commercial      Corporate         Total
                                   ---------------   --------------     --------------  -------------   -------------

  Revenue                                 $24,652          $11,763             $7,667                        $44,082

  Operating expenses (1)                   23,146           11,839              7,394                         42,379
                                   ---------------   --------------     --------------  -------------   -------------

  EBITDA  (2)                               1,506              (76  )             273                          1,703

  Depreciation                                135               91                 34                            260
                                   ---------------   --------------     --------------  -------------   -------------

  Operating income (loss)                   1,371             (167  )             239                          1,443

  Interest expense, net of
  interest income                              69               33                 22                            124

  Loss on foreign currency
  transactions                                                   4                                                 4

  Income taxes (benefit)                      477              (75  )              80                            482
                                   ---------------   --------------     --------------                  -------------

  Net income (loss)                          $825            ($129  )            $137                           $833
                                   ===============   ==============     ==============                  =============

  Total assets                            $48,758          $22,157             $9,102        $18,169         $98,186

  Capital expenditures                        $51                                               $215            $266


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

  Thirteen Weeks                    Information
  Ended March 27, 2004               Technology       Engineering       Commercial       Corporate         Total
                                   ---------------    ------------     --------------   -------------   -------------

  Revenue                                 $22,584         $13,434             $5,255                         $41,273

  Operating expenses (1)                   21,835          12,416              5,431                          39,682
                                   ---------------    ------------     --------------   -------------   -------------

  EBITDA  (2)                                 749           1,018               (176  )                        1,591

  Depreciation                                153             105                 24                             282

  Amortization of intangibles                   5              11                  1                              17
                                   ---------------    ------------     --------------   -------------   -------------

  Operating income (loss)                     591             902               (201  )                        1,292

  Interest expense, net of
  interest income                              63              37                 15                             115

  Loss on foreign currency
  transactions                                                  1                                                  1

  Income taxes (benefit)                      170             281                (71  )                          380
                                   ---------------    ------------     --------------                   -------------

  Net income (loss)                          $358            $583              ($145  )                         $796
                                   ===============    ============     ==============                   =============

  Total assets                            $97,697         $49,285            $22,260          $6,387         $97,697

  Capital expenditures                        $10                                                $85             $95


     (1) Operating expenses excludes depreciation and amortization.

     (2) EBITDA means earnings before interest income, interest expense, income taxes, depreciation and amortization. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to EBITDA of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, nor as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the thirteen weeks ended April 2, 2005 and March 27, 2004 are as follows (in thousands):

                                                          April 2,      March 27,
                                                            2005           2004
                                                      ----------------- ----------------
     Revenues
        U. S.                                                  $40,229          $35,526
        Canada                                                   3,853            5,747
                                                      ----------------- ----------------
                                                               $44,082          $41,273
                                                      ================= ================

     Fixed Assets
        U. S.                                                   $4,204           $4,636
        Canada                                                     221              306
                                                      ----------------- ----------------
                                                                $4,425           $4,942
                                                      ================= ================

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

     The Company has appealed to the Appellate Division of the Superior Court of New Jersey, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal was concluded in April 2004 and oral argument was heard on February 15, 2005. The timing of a ruling on the appeal cannot be predicted at this time but is expected in the second quarter of 2005. Further appellate proceedings are likely no matter which side prevails in the Appellate Division.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of April 2, 2005, the accrued litigation reserve was $8.3 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Contingencies - (Continued)

     In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey, Law Division, on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1) of its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation has been temporarily stayed in the Law Division until at least May 16, 2005 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

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

13.  Subsequent Event

     On May 2, 2005, the registrant ("RCM") agreed to the terms of a separation and release agreement with Brian A. Delle Donne, effective as of March 29, 2005, in connection with Mr. Delle Donne's departure from RCM as of that date.

     Under the terms of the separation and release agreement, Mr. Delle Donne will receive a lump sum of $175,000. The lump sum will be reduced by an amount equal to the principal and interest due by Mr. Delle Donne to RCM in connection with a pre-existing loan by RCM to Mr. Delle Donne. The net amount is payable within three weeks after execution of the separation and release agreement, as well as payment for any unused vacation hours accrued as of March 29, 2005, payable no later than the second RCM payroll following March 29, 2005. RCM will continue to pay Mr. Delle Donne's monthly health premiums until the earlier of March 31, 2006, or the date on which Mr. Delle Donne secures full-time employment as a W-2 employee with an employer offering employee health benefits. In addition, options held by Mr. Delle Donne to purchase 25,000 shares of RCM's common stock, par value $0.05, at an exercise price of $3.95, will fully vest as of March 29, 2005, and will be exercisable though December 31, 2005. The options would otherwise have vested in February 2006. The termination date of Mr. Delle Donne's fully vested options to purchase 100,000 shares of RCM's common stock at an exercise price of $4.75 will be extended through December 31, 2005.

     RCM will continue to provide Mr. Delle Donne with an attorney and to indemnify Mr. Delle Donne as a named defendant against any award of damages in connection with the RCM's ongoing defense of a lawsuit pending in the Superior Court of New Jersey, Law Division. As consideration for the above, Mr. Delle Donne will agree to cooperate with RCM and its counsel in their defense of the lawsuit.

     Mr. Delle Donne will provide RCM and its affiliates a general release from all claims arising out of, or in connection with, his employment and will agree not to disclose RCM's proprietary and confidential information and, subject to certain time limits, not to solicit RCM's current and former employees.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by the Company are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the outcome of litigation (at both the trial and appellate levels) involving the Company; and the impact on the Company of its exchange offer relating to its outstanding stock options. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums;
(xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company's services;
(xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview

     RCM participates in a sector that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be volatile.

     After a significant growth and expansion period in the late 1990's for the sector, the U.S. economy experienced a dramatic slowdown, forcing companies to curtail technology spending, consolidate operations, and reduce their demand for services and labor. Because of this severe slowdown, which began in 2000, RCM's revenues were adversely affected prompting management to reconsider its business strategy. In response to declining revenues, the company initiated reductions in its staff personnel and consolidated branches. Since that time, management has continued to monitor its operating cost structure in order to maintain a cost benefit relationship with revenues, while focusing on working capital management and cash flows. These efforts have resulted in an improvement in working capital and tangible net worth, and a reduction of debt.

     Furthermore, the Company has improved discipline in its marketing and sales strategies by providing a more cohesive and relevant marketing and sales approach to new and existing customers and now focuses on growth in targeted vertical markets, on service offerings providing greater revenue opportunities and on several new business initiatives. With the economy strengthening over the past two years, the sector is beginning to see modest growth.

     Despite the improved economy, companies have been to slow to adapt many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. The Company believes that many companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has resulted in delays in the awarding of contracts or totally negating spending on many emerging new solutions which management had previously anticipated.

     Nonetheless, the Company continues to believe that Information Technology ("IT") managers must integrate and manage computing environments, consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement packaged software applications to support existing business objectives. Companies also need continually to keep pace with new developments, which often render existing equipment and internal skills obsolete. Consequently, business drivers cause IT managers to support increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints. This has given rise to a demand for outsourcing. The Company believes that its current clients and prospective future clients are continuing to evaluate the potential for outsourcing business critical applications and entire business functions.

     The Company provides project management and consulting services, which are billed based on either an agreed -upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solutions and project management services. The Company also realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed.

     The majority of the Company's services are provided under purchase orders. Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary. Although contracts normally relate to longer-term and more complex engagements, they do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days' notice. Revenues are recognized when services are provided and accepted by the customer.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview (Continued)

     Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits, and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and reporting responsibilities and acquisition program. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates to a covenant not to compete resulting from one of the Company's acquisitions. Acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes and have created goodwill.

Critical Accounting Policies

     The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make subjective decisions, assessments, and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may differ materially from estimates. The Company has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue Recognition

     The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Engineering Services and Information Technology Services segments also perform project services. The Information Technology Services segment also derives revenue from permanent placement fees.

     Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) Number 104, "Revenue Recognition." SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Revenue Recognition (Continued)

     Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases, the Company receives an administrative fee for arranging for, billing for, and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, the Company's reported revenues are net of associated costs (effectively the administrative fee).

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

Goodwill and Intangibles

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company evaluates the carrying value and recoverability of its goodwill by evaluating the fair market value of the reporting units within which goodwill resides. The process of estimating fair value relies in part on the use of forecasts to estimate future cash flows expected from a reporting unit as well as the use of market multiples in determining fair market value. In order to estimate future cash flows, management must make subjective judgments based on reasonable and supportable assumptions and projections. The periods for estimating future cash flows are uncertain, which increases the risk that actual future results could significantly deviate from estimates. Changes in future market conditions, the Company's strategy, or other factors could have an effect upon the future values of these reporting units, which could result in future impairment charges.

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

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for interim or annual periods beginning after December 15, 2005. Accordingly, the Company is required to apply SFAS No. 123R beginning fiscal quarter ending April 1, 2006. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use.

     Had SFAS 123R been adopted, the Company would have recorded additional pre-tax costs of approximately $60,000 and $145,000 for the thirteen weeks ended April 2, 2005 and March 27, 2004, respectively. This pro forma compensation cost was calculated using the Black-Scholes Options Pricing Model, which includes estimates based on assumptions for the risk-free interest rate, life of options and stock price volatility and is based upon freely traded options. Changes in the underlying assumptions could affect the pro forma compensation cost.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations.

Accounting for Income Taxes

     In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of April 2, 2005, the Company had total net deferred tax assets of $5.0 million. This included $1.0 million relating to federal and state net operating loss carry forwards and $3.2 million for a reserve for litigation charges. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

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


     The employment services market is highly competitive with limited barriers to entry. RCM competes in global, national, regional, and local markets with numerous consulting, engineering and employment companies. Price competition in the industries the Company serves is significant, and pricing pressures from competitors and customers are increasing. RCM expects that the level of competition will remain high in the future, which could limit RCM's ability to maintain or increase its market share or profitability.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended April 2, 2005 Compared to Thirteen Weeks Ended March 27, 2004

A summary of operating results for the fiscal periods ended April 2, 2005 and March 27, 2004 is as follows (in thousands, except for earnings per share data):

                                                            April 2, 2005                 March 27, 2004
                                                        ----------------------        ------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
                                                        ----------  ----------        ----------    ----------
Revenues                                                  $44,082       100.0           $41,273         100.0
Cost of services                                           33,973        77.1            31,246          75.7
                                                        ----------  ----------        ----------    ----------
Gross profit                                               10,109        22.9            10,027          24.3
                                                        ----------  ----------        ----------    ----------

Selling, general and administrative                         8,406        19.0             8,436          20.5
Depreciation and amortization                                 260          .6               299            .7
                                                        ----------  ----------        ----------    ----------
                                                            8,666        19.6             8,735          21.2
                                                        ----------  ----------        ----------    ----------

Operating income                                            1,443         3.3             1,292           3.1
Other expense                                                 128          .3               115            .3
                                                        ----------  ----------        ----------    ----------

Income before income taxes                                  1,315         3.0             1,177           2.8
Income taxes                                                  482         1.1               381            .9
                                                        ----------  ----------        ----------    ----------

Net income                                                   $833         1.9              $796           1.9
                                                        ==========  ==========        ==========    ==========

Earnings per share
Basic:                                                       $.07                          $.07
                                                        ==========                    ==========
Diluted:                                                     $.07                          $.07
                                                        ==========                    ==========


The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 was a 53-week reporting year. The year to date reporting period ended April 2, 2005 and March 27, 2004 consisted of thirteen weeks each.

Revenues. Revenues increased 6.8%, or $2.8 million, for the thirteen weeks ended April 2, 2005 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increased $2.1 million in the Information Technology ("IT") segment, decreased $1.7 million in the Engineering ("E") segment and increased $2.4 million in the Commercial ("C") segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management reasonably expects revenues for the remainder of fiscal 2005, to remain consistent on a prorated basis with the revenues for the thirteen weeks ended April 2, 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended April 2, 2005 Compared to Thirteen Weeks Ended
  March 27, 2004 - (Continued)

Cost of Services. Cost of services increased 8.7%, or $2.7 million, for the thirteen weeks ended April 2, 2005 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 77.1% for the thirteen weeks ended April 2, 2005 from 75.7% for the comparable prior year period. This increase was primarily attributable to increased pricing pressures in the IT segment as well as increased revenues in the C segment, which historically has had lower gross margins. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2005 to decrease for the remainder of the fiscal year, which is consistent with historical performance.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses decreased .4%, or $30,000, for the thirteen weeks ended April 2, 2005 as compared to the comparable prior year period. This decrease was primarily attributable to continued cost containment activities, which were offset by increased sales costs on higher revenues. SGA expenses as a percentage of revenues were 19.0% for the thirteen weeks ended April 2, 2005 as compared to 20.5% for the comparable prior year period. Management reasonably expects SGA for the remainder of fiscal 2005 to remain consistent with the SGA for the thirteen weeks ended April 2, 2005.

Depreciation and Amortization. Depreciation and amortization ("DA") decreased 13.0%, or $39,000, for the thirteen weeks ended April 2, 2005 as compared to the comparable prior year period.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended April 2, 2005, actual interest expense of $128,000 was offset by $14,500 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $9,000 for the thirteen weeks ended April 2, 2005 as compared to the comparable prior year period. This increase was primarily due to increased borrowing requirements as well as an increase in weighted average interest rates on borrowed funds. Losses on foreign currency transactions increased $3,300 because of the weakening of the U.S. Dollar in relation to the Canadian Dollar in the thirteen weeks ended April 2, 2005 as compared to the comparable prior year period.

Income Tax. Income tax expense increased 26.5%, or $101,000, for the thirteen weeks ended April 2, 2005 as compared to the comparable prior year period. This increase was attributable to a higher level of income before taxes for the thirteen weeks ended April 2, 2005 compared to the comparable prior year period. The effective tax rate was 36.7% for the thirteen weeks ended April 2, 2005 as compared to 32.4% for the comparable prior year period. The increase in effective tax rate was attributable to a decreased amount of tax-deductible amortization in relation to reduced income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended April 2, 2005 Compared to Thirteen Weeks
  Ended March 27, 2004 - (Continued)

Segment Discussion (See Footnote 11)

Information Technology

IT revenues of $24.7 million in 2005 increased $2.1 million, or 9.2%, compared to 2004. The increase was principally attributable to an increase in demand for IT services. EBITDA for the IT segment was $1.5 million, or 6.1% of revenues, for 2005 as compared to $749,000, or 3.3% of revenues, for 2004.

Engineering

E revenues of $11.8 million in 2005 decreased $1.7 million, or 12.4%, compared to 2004. The decrease in revenue was attributable to the softening of demand for the Company's engineering services. The E segment EBITDA was a loss of $76,000, or .65% of revenues for 2005 as compared to income of $1.0 million, or 7.6% of revenues for 2004.

Commercial

C revenues of $7.7 million in 2005 increased $2.4 million, or 45.9% compared to 2004. The increase in revenues for the C segment was attributable to improvement in economic activity within this segment. The C segment EBITDA was $273,000, or 3.6% of revenues, as compared to a loss of $176,000 or 3.3% of revenues, for 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                                              Thirteen Weeks Ended
                                                 -----------------------------------------
                                                   April 2, 2005         March 27, 2004
                                                 ------------------    -------------------
                                                              (In Thousands)
                                                 ------------------    -------------------

               Operating Activities                        ($1,873  )               ($740  )
               Investing Activities                          ($263  )                ($94  )
               Financing Activities                         $1,507                ($1,753  )

Operating Activities

Operating activities used $1.9 million of cash for the thirteen weeks ended April 2, 2005 as compared to operating activities using $740,000 of cash for the comparable 2004 period. The increase in cash used in operating activities was primarily attributable to an increase in accounts receivable, a decrease in accounts payable and accrued expenses, a decrease in accrued compensation, and a decrease in payroll and withheld taxes, which was partially offset by a decrease in prepaid expenses and other current assets and a decrease in income taxes payable. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities for the remainder of fiscal 2005. The Company continues to institute enhanced managerial controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $263,000 for the thirteen weeks ended April 2, 2005 as compared to $94,000 for the comparable 2004 period. The increase in the use of cash for investing activities for 2005 as compared to the comparable 2004 period was primarily attributable to an increase in expenditures for property and equipment.

Financing Activities

Financing activities principally consisted of borrowing $1.5 million of debt in 2005 as compared to financing activities using $1.8 million for debt reduction for the comparable 2004 period.

On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was further amended on July 27, 2004, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability of credit under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable for which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources (Continued)

The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the thirteen weeks ended April 2, 2005 and March 27, 2004 were 5.6% and 2.92%, respectively. The amounts outstanding under the Revolving Credit Facility at April 2, 2005 and January 1, 2005 were $6.4 million and $4.9 million, respectively. At April 2, 2005, the Company had availability for additional borrowing under the Revolving Credit Facility of $18.5 million.

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any long and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations or future financing transactions. The Company is involved in litigation as described in Footnote 12 (Contingencies) to the financial statements. The outcome of litigation is subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity, and the results of operations for the period in which the effect becomes reasonably estimable.

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

At April 2, 2005, the Company had a deferred tax asset totaling $5.0 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the deferred tax asset during the twelve months ending March 31, 2006 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of April 2, 2005, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 56 basis points) increase in interest rates on its variable debt (using average debt balances during the thirteen weeks ended April 2, 2005 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


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

     The Company has appealed to the Appellate Division of the Superior Court of New Jersey and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict prejudgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000, plus interest. The briefing phase of the appeal was concluded in April 2004 and oral argument was heard on February 15, 2005. The timing of a ruling on the appeal cannot be predicted at this time but is expected in the second quarter of 2005. Further appellate proceedings are likely no matter which side prevails in the Appellate Division.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of April 2, 2005, the accrued litigation reserve was $8.3 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION


ITEM  1.  LEGAL PROCEEDINGS (CONTINUED)

     In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey, Law Division, on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification (1) of its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation has been temporarily stayed in the Law Division until at least May 16, 2005 while the appeal of the underlying action goes forward in the Appellate Division of the Superior Court.

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





                                     RCM Technologies, Inc.





         Date:  May 12, 2005         By: /s/ Stanton Remer
                                     -----------------------------
                                     Stanton Remer
                                     Chief Financial Officer,
                                     Treasurer, Secretary and Director
                                     (Principal Financial Officer and
                                     Duly Authorized Officer of the Registrant)

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

Date:    May 12, 2005                                /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer

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

Date:    May 12, 2005                                /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934



         I, Leon Kopyt, President and Chief Executive Officer of
         RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended April 2, 2005 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date: May 12, 2005

Exhibit 32.2


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934



         I, Stanton Remer, Chief Financial Officer of
         RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended April 2, 2005 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: May 12, 2005