Form 10-Q
period 2005-07-02
RCM TECHNOLOGIES INC
filed 2005-08-11
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2005

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

Common Stock, $0.05 par value, 11,410,180 shares outstanding as of August 10, 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
                                                                                                         Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of July 2, 2005 (Unaudited)
               and January 1, 2005                                                                        3

               Unaudited Consolidated Statements of Income and Comprehensive Income
               for the Twenty-Six Weeks Ended July 2, 2005 and  Twenty-Seven Weeks Ended July 3,          5
               2004

               Unaudited Consolidated Statements of Income and Comprehensive Income
               for the Thirteen Weeks Ended July 2, 2005 and  Fourteen Weeks Ended July 3, 2004           7

               Unaudited Consolidated Statement of Changes in Shareholders'
               Equity for the Twenty-Six Weeks Ended July 2, 2005                                         9

               Unaudited Consolidated Statements of Cash Flows for the
               Twenty-Six Weeks Ended July 2, 2005 and Twenty-Seven Weeks Ended
               July 3, 2004 11

               Notes to Unaudited Consolidated Financial Statements                                       12

          Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                              26

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                             40

          Item 4 - Controls and Procedures                                                                40

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                      41

          Item 4 - Submission of Matters to a Vote of Security Holders                                    42

          Item 6 - Exhibits                                                                               43

          Signatures                                                                                      44


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        July 2, 2005 and January 1, 2005



                                     ASSETS

                                                                               July 2,             January 1,
                                                                                 2005                 2005
                                                                            ---------------      ---------------
                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                    $3,326,785           $2,401,794
   Accounts receivable, net of allowance for doubtful accounts of $1,843,000 (July 2, 2005) and $1,862,000
      (January 1, 2005), respectively                                           42,592,920           40,535,949
   Restricted cash                                                               8,443,780            8,295,625
   Prepaid expenses and other current assets                                     1,186,747            1,503,477
   Deferred tax assets                                                           4,964,007            4,964,007
                                                                            ---------------      ---------------

      Total current assets                                                      60,514,239           57,700,852
                                                                            ---------------      ---------------



Property and equipment, at cost
   Equipment and leasehold improvements                                          9,364,639            9,572,546
   Less: accumulated depreciation and amortization                               5,082,389            5,153,519
                                                                            ---------------      ---------------

                                                                                 4,282,250            4,419,027
                                                                            ---------------      ---------------



Other assets
   Deposits                                                                        137,931              138,158
   Goodwill                                                                     35,842,896           35,842,896
                                                                            ---------------      ---------------

                                                                                35,980,827           35,981,054
                                                                            ---------------      ---------------




      Total assets                                                            $100,777,316          $98,100,933
                                                                            ===============      ===============

                                       3
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                        July 2, 2005 and January 1, 2005


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              July 2,              January 1,
                                                                                2005                  2005
                                                                           ---------------       ---------------
                                                                            (Unaudited)
Current liabilities
   Line of credit                                                              $5,900,000            $4,900,000
   Accounts payable and accrued expenses                                       11,466,844            12,242,977
   Accrued compensation                                                         7,138,762             6,766,586
   Payroll and withheld taxes                                                     772,189             1,099,856
   Income taxes payable                                                         3,524,561             3,146,478
                                                                           ---------------       ---------------

       Total current liabilities                                               28,802,356            28,155,897
                                                                           ---------------       ---------------


Shareholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,410,180 and
       11,383,470 shares issued and outstanding
       at July 2, 2005 and January 1, 2005, respectively                          570,509               569,173
    Accumulated other comprehensive income                                        666,446               736,128
    Additional paid-in capital                                                 98,388,291            98,290,719
    Accumulated deficit                                                       (27,650,286)          (29,650,984)
                                                                           ---------------       ---------------

                                                                               71,974,960            69,945,036
                                                                           ---------------       ---------------





       Total liabilities and shareholders' equity                            $100,777,316           $98,100,933
                                                                           ===============       ===============

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Twenty-Six Weeks Ended July 2, 2005 and Twenty-Seven Weeks Ended July 3, 2004
                                   (Unaudited)


                                                                                 2005                  2004
                                                                             --------------        -------------

Revenues                                                                       $90,405,980          $86,621,502

Cost of services                                                                69,240,499           65,894,725
                                                                             --------------        -------------

Gross profit                                                                    21,165,481           20,726,777
                                                                             --------------        -------------

Operating costs and expenses
   Selling, general and administrative                                          17,334,833           17,327,017
   Depreciation                                                                    527,852              565,452
   Amortization                                                                                          34,278
                                                                             --------------        -------------
                                                                                17,862,685           17,926,747
                                                                             --------------        -------------

Operating income                                                                 3,302,796            2,800,030
                                                                             --------------        -------------

Other expenses
   Interest expense, net of interest income                                       (108,039  )          (232,587  )
   Loss on foreign currency transactions                                            (4,373  )            (7,788  )
                                                                             --------------        -------------
                                                                                  (112,412  )          (240,375  )
                                                                             --------------        -------------

Income before income taxes                                                       3,190,384            2,559,655

Income taxes                                                                     1,189,686              894,403
                                                                             --------------        -------------

Net income                                                                       2,000,698            1,665,252

Other comprehensive loss
   Foreign currency translation adjustment                                         (69,682  )          (223,658  )
                                                                             --------------        -------------

Comprehensive income                                                            $1,931,016           $1,441,594
                                                                             ==============        =============

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued) Twenty-Six Weeks Ended July 2, 2005 and Twenty-Seven Weeks Ended July 3, 2004
                                   (Unaudited)


                                                                                   2005                2004
                                                                              ---------------     ---------------

Basic earnings per share
    Basic earnings per share                                                            $.18                $.15
                                                                                        ====                ====

Weighted average number of common shares outstanding                              11,386,107          11,300,022
                                                                                  ==========          ==========

Diluted earnings per share
    Diluted earnings per share                                                          $.17                $.14
                                                                                        ====                ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 179,582 and 442,657 in 2005 and 2004, respectively)                        11,565,689          11,742,679
                                                                                  ==========          ==========

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Thirteen Weeks Ended July 2, 2005 and Fourteen Weeks Ended July 3, 2004
                                   (Unaudited)


                                                                                 2005                  2004
                                                                             --------------        -------------

Revenues                                                                       $46,324,401          $45,348,773

Cost of services                                                                35,267,354           34,649,434
                                                                             --------------        -------------

Gross profit                                                                    11,057,047           10,699,339
                                                                             --------------        -------------

Operating costs and expenses
   Selling, general and administrative                                           8,929,147            8,890,593
   Depreciation                                                                    267,745              283,249
   Amortization                                                                                          17,139
                                                                             --------------        -------------
                                                                                 9,196,892            9,190,981
                                                                             --------------        -------------

Operating income                                                                 1,860,155            1,508,358
                                                                             --------------        -------------

Other income (expenses)
   Interest expense, net of interest income                                         15,701             (117,896  )
   Loss on foreign currency transactions                                              (362  )            (7,060  )
                                                                             --------------        -------------
                                                                                    15,339             (124,956  )
                                                                             --------------        -------------

Income before income taxes                                                       1,875,494            1,383,402

Income taxes                                                                       707,459              514,104
                                                                             --------------        -------------

Net income                                                                       1,168,035              869,298

Other comprehensive loss
   Foreign currency translation adjustment                                         (60,980  )          (113,649  )
                                                                             --------------        -------------

Comprehensive income                                                            $1,107,055             $755,649
                                                                             ==============        =============

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued)
     Thirteen Weeks Ended July 2, 2005 and Fourteen Weeks Ended July 3, 2004
                                   (Unaudited)


                                                                                   2005                2004
                                                                              ---------------     ---------------

Basic earnings per share
    Basic earnings per share                                                             $10                $.08
                                                                                         ===                ====

Weighted average number of common shares outstanding                              11,386,544          11,297,948
                                                                                  ==========          ==========

Diluted earnings per share
    Diluted earnings per share                                                          $.10                $.07
                                                                                        ====                ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 158,505 and 341,349 in 2005 and 2004, respectively)                        11,545,049          11,639,297
                                                                                  ==========          ==========


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Twenty-Six Weeks Ended July 2, 2005
                                   (Unaudited)










                                                                Accumulated
                                                                   Other         Additional
                                         Common Stock          Comprehensive       Paid-in       Accumulated
                                                                  Income           Capital         Deficit           Total
                                       ----------------           ---------         --------        ----------         -----
                                      Shares       Amount

Balance, January 1, 2005             11,383,470    $569,173         $736,128      $98,290,719    ($29,650,984)     $69,945,036

Issuance of stock under employee
stock purchase plan                      21,460       1,073                            79,402                           80,475

Exercise of stock options                 5,250         263                            18,170                           18,433

Translation adjustment                                              (69,682)                                           (69,682)
Net income                                                                                          2,000,698        2,000,698
                                    -----------     -------        ---------     ------------        ---------       ---------

Balance, July 2, 2005                11,410,180    $570,509         $666,446      $98,388,291    ($27,650,286)     $71,974,960
                                     ==========    ========         ========      ===========    =============     ===========


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  Twenty-Six Weeks Ended July 2, 2005 and Twenty-Seven Weeks Ended July 3, 2004
                                   (Unaudited)


                                                                                   2005               2004
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                    $2,000,698         $1,665,252
                                                                              ---------------     --------------


    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                               527,852            599,730
         Provision for losses on accounts receivable                                 (19,000)           (30,000)
         Changes in assets and liabilities:
             Accounts receivable                                                  (2,037,971)        (1,579,820)
             Restricted cash                                                        (148,155)
             Prepaid expenses and other current assets                               316,729           (207,927)
             Accounts payable and accrued expenses                                  (776,132)        (3,053,801)
             Accrued compensation                                                    372,176            911,630
             Payroll and withheld taxes                                             (327,668)           666,869
             Income taxes payable                                                    378,083           (135,550)
                                                                              ---------------     --------------

    Total adjustments                                                             (1,714,086)        (2,828,869)
                                                                              ---------------     --------------



Net cash provided by (used in) operating activities                                 $286,612        ($1,163,617)
                                                                              ---------------     --------------


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
  Twenty-Six Weeks Ended July 2, 2005 and Twenty-Seven Weeks Ended July 3, 2004
                                   (Unaudited)


                                                                                   2005               2004
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                                ($391,074)         ($152,200)
    Decrease (increase) in deposits                                                      227            (35,846)
                                                                              ---------------     --------------

    Net cash used in investing activities                                           (390,847)          (188,046)
                                                                              ---------------     --------------

Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                    80,475             81,611
    Exercise of stock options                                                         18,433             77,263
    Net borrowings (repayments) on line of credit                                  1,000,000         (1,300,000)
                                                                              ---------------     --------------

    Net cash provided by (used in) financing activities                            1,098,908         (1,141,126)
                                                                              ---------------     --------------

Effect of exchange rate changes on cash and cash equivalents                         (69,682)          (223,658)
                                                                              ---------------     --------------

Increase (decrease) in cash and cash equivalents                                     924,991         (2,716,447)

Cash and cash equivalents at beginning of period                                   2,401,794          5,152,499
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $3,326,785         $2,436,052
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                              $163,853           $104,957
      Income taxes                                                                  $750,029         $1,052,276



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments, that in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company and its consolidated results of operations for the interim periods set forth herein. The results for the thirteen and twenty-six weeks ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year or any portion thereof.


2.   Fiscal Year

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended January 1, 2005 was a 53-week reporting year. The second quarter of 2004, the 2004 fiscal year and the second quarter of 2005 ended on the following dates, respectively:

      Period Ending          Weeks in Quarter            Weeks in Year to Date

      July 3, 2004              Fourteen                  Twenty-Seven
      January 1, 2005           Thirteen                  Fifty-Three
      July 2, 2005              Thirteen                  Twenty-Six


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

     The Company can be affected by a variety of factors including uncertainty relating to the performance of the U.S. and Canadian economies, competition, demand for the Company's services, adverse litigation and claims, and the hiring, training and retention of key employees.

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

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, ("AJCA"). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company does not expect the adoption of these new tax provisions to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2006.

     In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not expect the adoption of EITF 05-6 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

     The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the twenty-six weeks ended July 2, 2005 and July 3, 2004 were 5.6% and 3.1%, respectively. The amounts outstanding under the Revolving Credit Facility at July 2, 2005 and January 1, 2005 were $5.9 million and $4.9 million, respectively. At July 2, 2005, the Company had availability for additional borrowing under the Revolving Credit Facility of $20.0 million.


6.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                    -------------------------------------------------------------------------
                                       Twenty-Six      Twenty-Seven      Thirteen Weeks         Fourteen
                                      Weeks Ended       Weeks Ended           Ended           Weeks Ended
                                      July 2, 2005     July 3, 2004       July 2, 2005        July 3, 2004
                                    ----------------- ----------------  ------------------  -----------------
              Interest expense             ($283,519)       ($268,339)          ($155,259)         ($131,339)
              Interest income                175,480           35,752             170,960             13,443
                                    ----------------- ----------------  ------------------  -----------------
                                           ($108,039)       ($232,587)            $15,701          ($117,896)
                                    ================= ================  ==================  =================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   Goodwill

     Statement of Financial Accounting Standards ("SFAS") 142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2004 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses as of November 30, 2004 as well as forecasted operating income and cash flows of each reporting unit and prospects for future recovery. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could influence the market multiples of comparable businesses, and consequently could influence the results of future annual impairment tests. There were no events in the twenty-six weeks ended July 2, 2005 that indicated a need to perform the impairment test prior to the Company's annual test date.

     There were no changes in the carrying amount of goodwill for the twenty-six weeks ended July 2, 2005.


8.   Accounts Payable

     Accounts payable and accrued expenses consisted of the following at July 2, 2005 and January 1, 2005:

                                                             July 2,         January 1,
                                                               2005             2005
                                                          ---------------  ----------------
                                                            (Unaudited)

      Accounts payable - trade                                $3,131,671        $4,024,164
      Reserve for litigation                                   8,335,173         8,218,813
                                                          ---------------  ----------------

      Total                                                  $11,466,844       $12,242,977
                                                          ===============  ================


9.   Shareholders' Equity

     Common Shares Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                             July 2,        January 1,
                                                              2005             2005
                                                          --------------  ----------------
                                                           (Unaudited)

      Exercise of options outstanding                         1,844,333         1,183,583
      Future grants of options                                  328,036           994,236
                                                          --------------  ----------------

      Total                                                   2,172,369         2,177,819
                                                          ==============  ================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Stock - Based Compensation

     The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board Opinion No. 25, ("APB") Accounting for Stock Issued to Employees, and related interpretations. Entities that continue to account for stock options using APB No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     As of July 2, 2005, the Company had four stock-based employee compensation plans. Under APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                   Twenty-Six      Twenty-Seven     Thirteen Weeks       Fourteen
                                                  Weeks Ended       Weeks Ended      Ended July 2,     Weeks Ended
                                                  July 2, 2005     July 3, 2004          2005          July 3, 2004
                                                 ---------------  ----------------  ----------------  ---------------
      Net income, as reported                            $2,001            $1,665            $1,168             $869

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards                               128               169                75               13

      Net income, pro forma                              $1,873            $1,496            $1,093             $856

      Earnings per share of common stock-basic:
         As reported                                       $.18              $.15              $.10             $.08
         Pro forma                                         $.16              $.13              $.10             $.07

      Earnings per share of common stock-diluted:
         As reported                                       $.17              $.14              $.10             $.08
         Pro forma                                         $.16              $.13              $.09             $.07


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Stock - Based Compensation - Continued

     The pro forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted using Black-Scholes Option Pricing Model for the twenty-six weeks and twenty seven weeks ended July 2, 2005 and July 3, 2004, respectively has been estimated using the following assumptions:

                                                          Twenty-Six Weeks       Twenty-Seven
                                                                Ended            Weeks Ended
                                                            July 2, 2005           July 3, 2004
                                                         -------------------- ---------------------
     Risk-free interest rate                                    3.69%                  3.60%
     Expected life of option                                   5 years                5 years
     Expected stock price volatility                            58.9%                  60.2%
     Expected dividend yield                                      -                      -
     Weighted-average per share
          value granted                                         $4.38                  $4.82

     There were 671,000 options granted during the twenty-six weeks ended July 2, 2005, which all were granted in the thirteen weeks ended July 2, 2005.

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of July 2, 2005, options to purchase 84,855 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. As of July 2, 2005, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of July 2, 2005, options to purchase 307,180 shares of common stock were available for future grants, and options to purchase 861,645 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Stock - Based Compensation - Continued


     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2000, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company through January 10, 2010. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of July 2, 2005, options to purchase 827,833 shares of common stock were available for future grants, and options to purchase 21,056 shares of common stock were outstanding.


     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with stockholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the twenty-six weeks ended July 2, 2005 there were 21,460 shares issued under the Purchase Plan for net proceeds of $80,475. As of July 2, 2005, there were 276,439 shares available for issuance under the Purchase Plan.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for companies to report information about operating segments, geographic areas, and major customers. The adoption of SFAS No. 131 has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

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


  Twenty-Six Weeks Ended            Information
  July 2, 2005                      Technology       Engineering         Commercial      Corporate         Total
                                  ----------------  ---------------    --------------- --------------  --------------

  Revenue                                 $49,549          $24,141            $16,716                        $90,406

  Operating expenses (1)                   46,521           24,027             16,027                         86,575
                                  ----------------  ---------------    ---------------                 --------------

  EBITDA  ((2))                             3,028              114                689                          3,831

  Depreciation                                270              184                 74                            528
                                  ----------------  ---------------    ---------------                 --------------

  Operating income (loss)                   2,758              (70 )              615                          3,303

  Interest expense, net of
  (interest income)                           140               68                 48           (148 )           108

  Loss on foreign currency
  transactions                                                   4                                                 4

  Income taxes (benefit)                      976              (52 )              211             55           1,190
                                  ----------------  ---------------    --------------- --------------  --------------

  Net income (loss)                        $1,642             ($90 )             $356            $93          $2,001
                                  ================  ===============    =============== ==============  ==============

  Total assets                            $46,691          $23,694            $10,452        $10,940        $100,777

  Capital expenditures                                                                          $391            $391


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

  Twenty-Seven Weeks                Information
  Ended July 3, 2004                 Technology       Engineering       Commercial       Corporate         Total
                                   ---------------    ------------     --------------   -------------   -------------

  Revenue                                 $47,636         $26,920            $12,066                         $86,622

  Operating expenses (1)                   45,527          25,375             12,320                          83,222
                                   ---------------    ------------     --------------                   -------------

  EBITDA  ((2))                             2,109           1,545               (254  )                        3,400

  Depreciation                                308             206                 52                             566

  Amortization of intangibles                  10              22                  2                              34
                                   ---------------    ------------     --------------                   -------------

  Operating income (loss)                   1,791           1,317               (308  )                        2,800

  Interest expense, net of
  interest income                             128              72                 33                             233

  Loss on foreign currency
  transactions                                                  8                                                  8

  Income taxes (benefit)                      581             432               (119  )                          894
                                   ---------------    ------------     --------------                   -------------

  Net income (loss)                        $1,082            $805              ($222  )                       $1,665
                                   ===============    ============     ==============                   =============

  Total assets                            $49,176         $22,496             $6,649         $20,072         $98,393

  Capital expenditures                                                                          $152            $152


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

  Thirteen Weeks Ended              Information
  July 2, 2005                       Technology       Engineering       Commercial       Corporate         Total
                                   ---------------   --------------    --------------   ------------    -------------

  Revenue                                 $24,898          $12,378            $9,048                         $46,324

  Operating expenses (1)                   23,375           12,188             8,634                          44,197
                                   ---------------   --------------    --------------                   -------------

  EBITDA  (2)                               1,523              190               414                           2,127

  Depreciation                                135               93                39                             267
                                   ---------------   --------------    --------------                   -------------

  Operating income                          1,388               97               375                           1,860

  Interest expense, net of
  interest income                              71               36                26           (148  )           (15  )

  Loss on foreign currency
  transactions

  Income taxes                                497               23               132             55              707
                                   ---------------   --------------    --------------   ------------    -------------

  Net income                                 $820              $38              $217            $93           $1,168
                                   ===============   ==============    ==============   ============    =============

  Total assets                            $46,691          $23,694           $10,452        $10,940         $100,777

  Capital expenditures                                                                         $125             $125


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

  Fourteen Weeks Ended              Information
  July 3, 2004                       Technology       Engineering        Commercial      Corporate         Total
                                   ---------------   --------------     --------------  -------------   -------------


  Revenue                                 $25,052          $13,486             $6,811                        $45,349

  Operating expenses (1)                   23,692           12,958              6,890                         43,540
                                   ---------------   --------------     --------------                  -------------

  EBITDA  (2)                               1,360              528                (79  )                       1,809

  Depreciation                                156              100                 28                            284

  Amortization of intangibles                   5               11                  1                             17
                                   ---------------   --------------     --------------                  -------------

  Operating income (loss)                   1,199              417               (108  )                       1,508

  Interest expense, net of
  interest income                              65               35                 18                            118

  Loss on foreign currency
  transactions                                                   7                                                 7

  Income taxes (benefit)                      421              139                (46  )                         514
                                   ---------------   --------------     --------------                  -------------

  Net income (loss)                          $713             $236               ($80  )                        $869
                                   ===============   ==============     ==============                  =============

  Total assets                            $49,176          $22,496             $6,649        $20,072         $98,393

  Capital expenditures                                                                          $152            $152


     (1) Operating expenses excludes depreciation and amortization.

     (2) EBITDA means earnings before interest income, interest expense, income taxes, depreciation and amortization. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to EBITDA of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, nor as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information (Continued)

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the twenty-six weeks ended July 2, 2005 and the twenty-seven weeks ended July 3, 2004 are as follows (in thousands):

                                                          Twenty-Six          Twenty-Seven
                                                          Weeks Ended         Weeks Ended
                                                          July 2, 2005        July 3, 2004
                                                    ---------------------   -------------------
     Revenues
        U. S.                                                    $82,582               $75,820
        Canada                                                     7,824                10,802
                                                    ---------------------   -------------------
                                                                 $90,406               $86,622
                                                    =====================   ===================

     Fixed Assets
        U. S.                                                     $4,079                $4,438
        Canada                                                       204                   279
                                                    ---------------------   -------------------
                                                                  $4,283                $4,717
                                                    =====================   ===================



     Revenues by geographic area for the thirteen weeks ended July 2, 2005 and the fourteen weeks ended July 3, 2004 are as follows (in thousands):

                                                           Thirteen         Fourteen
                                                         Weeks Ended      Weeks Ended
                                                       July 2, 2005       July 3, 2004
                                                      ---------------- ---------------
     Revenues
        U. S.                                                 $42,353         $40,294
        Canada                                                  3,971           5,055
                                                      ---------------- ---------------
                                                              $46,324         $45,349
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

     The Company has appealed to the Appellate Division of the Superior Court of New Jersey, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict, pre-judgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal was concluded in April 2004 and oral argument was heard on February 15, 2005. The timing of a ruling on the appeal cannot be predicted at this time but is expected in the third quarter of 2005. Further appellate proceedings are likely no matter which side prevails in the Appellate Division.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of July 2, 2005, the accrued litigation reserve is $8.3 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Contingencies - (Continued)

     In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey, Law Division, on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation was temporarily stayed in the Law Division while the appeal of the underlying action went forward in the Appellate Division of the Superior Court. On May 16, 2005, the Law Division lifted that stay and pretrial discovery in the legal malpractice action is now proceeding.

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


13.  Other Event

     On May 2, 2005, the registrant ("RCM") agreed to the terms of a separation and release agreement with Brian A. Delle Donne, effective as of March 29, 2005, in connection with Mr. Delle Donne's departure from RCM as of that date.

     Under the terms of the separation and release agreement, Mr. Delle Donne received a lump sum of $175,000. The lump sum was reduced by an amount equal to the principal and interest due by Mr. Delle Donne to RCM in connection with a pre-existing loan by RCM to Mr. Delle Donne. RCM continues to pay Mr. Delle Donne's monthly health premiums until the earlier of March 31, 2006, or the date on which Mr. Delle Donne secures full-time employment as a W-2 employee with an employer offering employee health benefits. In addition, options held by Mr. Delle Donne to purchase 25,000 shares of RCM's common stock, at an exercise price of $3.95 vested as of March 29, 2005, and became exercisable though December 31, 2005. The options would otherwise have vested in February 2006. The termination date of, Mr. Delle Donne's fully vested options to purchase 100,000 shares of RCM's common stock at an exercise price of $4.75 was extended through December 31, 2005.

     RCM will continue to provide Mr. Delle Donne with an attorney and to indemnify Mr. Delle Donne as a named defendant against any award of damages in connection with the RCM's ongoing defense of a lawsuit pending in the Superior Court of New Jersey, Law Division. As consideration for the above, Mr. Delle Donne agreed to cooperate with RCM and its counsel in their defense of the lawsuit.

     Mr. Delle Donne provided RCM and its affiliates a general release from all claims arising out of, or in connection with, his employment and agreed not to disclose RCM's proprietary and confidential information and, subject to certain time limits, not to solicit RCM's current and former employees.

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

After a significant growth and expansion period in the late 1990s for the sector, the U.S. economy experienced a dramatic slowdown, forcing companies to curtail technology spending, consolidate operations, and reduce their demand for services and labor. Because of this severe slowdown, which began in 2000, RCM's revenues were adversely affected, prompting management to reconsider its business strategy. In response to declining revenues, the Company initiated reductions in its staff personnel and consolidated branches. Since that time, management has continued to monitor its operating cost structure in order to maintain a cost benefit relationship with revenues, while focusing on working capital management and cash flows. These efforts have resulted in an improvement in working capital and tangible net worth.

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

Despite the improved economy, companies have been slow to adapt many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. The Company believes that many companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has resulted in delays in the awarding of contracts or totally negating spending on many emerging new solutions which management had previously anticipated.

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

The majority of the Company's services are provided under purchase orders. Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary. Although contracts normally relate to longer-term and more complex engagements, they do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days' notice. Revenues are recognized when services or deliverables are provided and accepted by the customer.

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

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make subjective decisions, assessments, and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that, its assumptions are reasonable and appropriate, actual results may differ materially from estimates. The Company has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue Recognition

The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Engineering Services and Information Technology Services segments also perform project services. The Information Technology Services segment also derives revenue from permanent placement fees.

Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, SAB No. 104, "Revenue Recognition." SAB No. 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

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

     Goodwill and Intangibles

     The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company evaluates the carrying value and recoverability of its goodwill by evaluating the fair market value of the reporting units within which goodwill resides. The process of estimating fair value relies in part on the use of forecasts to estimate future cash flows expected from a reporting unit as well as the use of market multiples in determining fair market value. In order to estimate future cash flows, management must make subjective judgments based on reasonable and supportable assumptions and projections. The periods for estimating future cash flows are uncertain, which increases the risk that actual future results could significantly deviate from estimates. Changes in future market conditions, the Company's strategy or other factors could have an effect upon the future values of these reporting units, which could result in future impairment charges.

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

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for interim or annual periods beginning after December 15, 2005. Accordingly, the Company is required to apply SFAS No. 123R beginning fiscal quarter ending April 1, 2006. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use.

     Had SFAS 123R been adopted, the Company would have recorded additional pre-tax costs of approximately $128,000 and $169,000 for the twenty-six weeks and twenty-seven weeks ended July 2, 2005 and July 3, 2004, respectively, Had SFAS 123R been adopted, the Company would have recorded additional pre-tax costs of approximately $75,000 and $13,000 for the thirteen weeks and fourteen weeks ended July 2, 2005 and July 3, 2004, respectively.

     The aforementioned pro forma compensation cost was calculated using the Black-Scholes Options Pricing Model, which includes estimates based on assumptions for the risk-free interest rate, life of options and stock price volatility and is based upon freely traded options. Changes in the underlying assumptions could affect the pro forma compensation cost.

     In March 2005, the SEC issued SAB No. 107, to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations.

     Accounting for Income Taxes

     In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of July 2, 2005, the Company had total net deferred tax assets of $5.0 million. This included $1.0 million relating to federal and state net operating loss carry forwards and $3.2 million for a reserve for litigation charges. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required. Currently, there is no valuation allowance.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


     Forward-looking Information

     The Company's growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for consulting and engineering services as well as temporary and permanent employees. Should the U.S. and Canadian economies decline, the Company's operating performance could be adversely impacted. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, further declines in the economy could result in the need for future cost reductions or changes in strategy.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Twenty-Six Weeks Ended July 2, 2005 Compared to Twenty-Seven Weeks Ended July 3, 2004

A summary of operating results for the fiscal periods ended July 2, 2005 and July 3, 2004 is as follows (in thousands, except for earnings per share data):

                                                            July 2, 2005                   July 3, 2004
                                                        ----------------------        ------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
                                                        ----------  ----------        ----------    ----------
Revenues                                                  $90,406       100.0           $86,622         100.0
Cost of services                                           69,240        76.6            65,895          76.1
                                                        ----------  ----------        ----------    ----------
Gross profit                                               21,166        23.4            20,727          23.7
                                                        ----------  ----------        ----------    ----------

Selling, general and administrative                        17,335        19.2            17,327          20.0
Depreciation and amortization                                 528          .5               600            .7
                                                        ----------  ----------        ----------    ----------
                                                           17,863        19.7            17,927          20.7
                                                        ----------  ----------        ----------    ----------

Operating income                                            3,303         3.7             2,800           3.2
Other (expense) income                                       (112 )        .2               241            .3
                                                        ----------  ----------        ----------    ----------

Income before income taxes                                  3,191         3.5             2,559           2.9
Income taxes                                                1,190         1.3               894           1.0
                                                        ----------  ----------        ----------    ----------

Net income                                                 $2,001         2.2            $1,665           1.9
                                                        ==========  ==========        ==========    ==========

Earnings per share
Basic:                                                       $.18                          $.15
Diluted:                                                     $.17                          $.14
                                                        ==========                    ==========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 was a 53-week reporting year. The year to date reporting periods ended July 2, 2005 and July 3, 2004 consisted of twenty-six weeks and twenty-seven weeks, respectively. The following discussion is not adjusted for the additional one week in fiscal 2004 unless specifically noted otherwise.

Revenues. Revenues increased 4.4%, or $3.8 million, for the twenty-six weeks ended July 2, 2005 as compared to the same period in the prior year (the "comparable prior year period"). Revenues increased $1.9 million in the Information Technology ("IT") segment, decreased $2.8 million in the Engineering segment, and increased $4.6 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management expects revenues for the remainder of fiscal 2005 to remain generally consistent on a prorated basis with the revenues for the twenty-six weeks ended July 2, 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Twenty-Six Weeks Ended July 2, 2005 Compared to Twenty-Seven Weeks Ended
 July 3, 2004- (Continued)

Cost of Services. Cost of services increased 5.1%, or $3.3 million, for the twenty-six weeks ended July 2, 2005 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 76.6% for the twenty-six weeks ended July 2, 2005 from 76.1% for the comparable prior year period. This increase was primarily attributable to increased pricing pressures in the IT segment as well as increased revenues in the Commercial segment, which historically has had lower gross margins. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2005 to decrease as compared to the twenty-six weeks ended July 3, 2004, which is consistent with historical performance.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses were essentially unchanged for the twenty-six weeks ended July 2, 2005 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 19.2% for the twenty-six weeks ended July 2, 2005 as compared to 20.2% for the comparable prior year period. This modest decrease was primarily attributable to continued cost containment activities, which were offset by increased sales costs on higher revenues. Management reasonably expects SGA expenses for the remainder of fiscal 2005 to remain consistent with the SGA expenses for the twenty-six weeks ended July 2, 2005.

Depreciation and Amortization. Depreciation and amortization ("DA") decreased 12.0%, or $72,000, for the twenty-six weeks ended July 2, 2005 as compared to the comparable prior year period.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the twenty-six weeks ended July 2, 2005, actual interest expense of $284,000 was offset by $175,000 of interest income, which was principally earned from restricted cash and short-term money market deposits. Interest expense, net decreased $125,000 for the twenty-six weeks ended July 2, 2005 as compared to the comparable prior year period. This decrease was primarily due to increased borrowing requirements as well as an increase in weighted average interest rates on borrowed funds, which was offset by increased interest income. Losses on foreign currency transactions decreased $3,400 in the twenty-six weeks ended July 2, 2005 as compared to the comparable prior year period. This modest decrease was attributable to the reduction in the number of foreign currency transactions.

Income Tax. Income tax expense increased 33.1%, or $296,000, for the twenty-six weeks ended July 2, 2005 as compared to the comparable prior year period. This increase was attributable to a higher level of income before taxes for the twenty-six weeks ended July 2, 2005 compared to the comparable prior year period. The effective tax rate was 37.3% for the twenty-six weeks ended July 2, 2005 as compared to 34.9% for the comparable prior year period. The increase in effective tax rate was attributable to the decreased amount of tax-deductible amortization in relation to increased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Twenty-Six Weeks Ended July 2, 2005 Compared to Twenty-Seven Weeks Ended
 July 3, 2004 - (Continued)

Segment Discussion (See Footnote 11)

Information Technology

IT revenues of $49.5 million in 2005 increased $1.9 million, or 4.0%, compared to 2004. The increase was principally attributable to an increase in demand for IT services. The IT segment EBITDA was $3.0 million, or 79.0% of the overall EBITDA for 2005 as compared to $2.1 million, or 62.0% of the overall EBITDA, for 2004.

Engineering

E revenues of $24.1 million in 2005 decreased $2.8 million, or 10.3%, compared to 2004. The decrease in revenue was attributable to the softening of demand for the Company's engineering services. The Engineering segment EBITDA was $114,000, or 3.0% of the overall EBITDA for 2005 as compared to $1.5 million, or 45.4% of the overall EBITDA for 2004.

Commercial

C revenues of $16.7 million in 2005 increased $4.6 million, or 38.5% compared to 2004. The increase in revenues for the Commercial segment was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $689,000, or 18.0% of the overall EBITDA, as compared to a loss of $254,000 for 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended July 2, 2005 Compared to Fourteen Weeks Ended July 3, 2004

A summary of operating results for the fiscal periods ended July 2, 2005 and July 3, 2004 is as follows (in thousands, except for earnings per share data):

                                                            July 2, 2005                   July 3, 2004
                                                        ----------------------        ------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
                                                        ----------  ----------        ----------    ----------
Revenues                                                  $46,324       100.0           $45,349         100.0
Cost of services                                           35,267        76.1            34,649          76.4
                                                        ----------  ----------        ----------    ----------
Gross profit                                               11,057        23.9            10,700          23.6
                                                        ----------  ----------        ----------    ----------

Selling, general and administrative                         8,929        19.3             8,892          19.6
Depreciation and amortization                                 268          .6               300            .7
                                                        ----------  ----------        ----------    ----------
                                                            9,197        19.9             9,192          20.3
                                                        ----------  ----------        ----------    ----------

Operating income                                            1,860         4.0             1,508           3.3
Other income (expense)                                         15                          (125 )         (.3 )
                                                        ----------  ----------        ----------    ----------

Income before income taxes                                  1,875         4.0             1,383           3.0
Income taxes                                                  707         1.5               514           1.1
                                                        ----------  ----------        ----------    ----------

Net income                                                 $1,168         2.5              $869           1.9
                                                        ==========  ==========        ==========    ==========

Earnings per share
Basic:                                                       $.10                          $.08
Diluted:                                                     $.10                          $.07
                                                        ==========                    ==========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 was a 53-week reporting year. The second quarter reporting periods ended July 2, 2005 and July 3, 2004 consisted of thirteen weeks and fourteen weeks, respectively. The following discussion is not adjusted for the additional one week in fiscal 2004 unless specifically noted otherwise.

Revenues. Revenues increased 2.1%, or $975,000, for the thirteen weeks ended July 2, 2005 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decreased $154,000 in the Information Technology ("IT") segment, decreased $1.1million in the Engineering segment and increased $2.2 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended July 2, 2005 Compared to Fourteen Weeks
  Ended July 3, 2004 - (Continued)

Cost of Services. Cost of services increased 1.8%, or $618,000, for the thirteen weeks ended July 2, 2005 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues decreased to 76.1% for the thirteen weeks ended July 2, 2005 from 76.4% for the comparable prior year period. This modest decrease was attributable to the change in revenue amounts in each segment year over year and the related gross margin percentages from each segment (See segment discussion on page 37). Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2005 to decrease as compared to the thirteen weeks ended July 3, 2004, which is consistent with historical performance.

Selling, General and Administrative. SGA expenses increased 0.4%, or $37,000, for the thirteen weeks ended July 2, 2005 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 19.3% for the thirteen weeks ended July 2, 2005 as compared to 19.6% for the comparable prior year period. This decrease was primarily attributable to continued cost containment activities, which were offset by increased sales costs on higher revenues. Management reasonably expects SGA expenses for the remainder of fiscal 2005 to remain consistent with the SGA expenses for the thirteen weeks ended July 2, 2005.

Depreciation and Amortization. DA decreased 10.7%, or $32,000, for the twenty-six weeks ended July 2, 2005 as compared to the comparable prior year period.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended July 2, 2005, actual interest expense of $155,000 was offset by $171,000 of interest income, which was principally earned from restricted cash and short-term money market deposits. Interest expense, net, decreased $133,700 for the thirteen weeks ended July 2, 2005 as compared to the comparable prior year period. This decrease was primarily due to increased borrowing requirements as well as an increase in weighted average interest rates on borrowed funds, which was offset by increased interest income. Losses on foreign currency transactions decreased $6,700 as compared to the comparable prior year period. This modest decrease was attributable to the reduction in the number of foreign currency transactions.

Income Tax. Income tax expense increased 37.5%, or $193,000, for the thirteen weeks ended July 2, 2005 as compared to the comparable prior year period. This increase was attributable to a higher level of income before taxes for the thirteen weeks ended July 2, 2005 compared to the comparable prior year period. The effective tax rate was 37.7% for the thirteen weeks ended July 2, 2005 as compared to 37.2% for the comparable prior year period. The increase in effective tax rate was attributable to a decreased amount of tax-deductible amortization in relation to increased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended July 2, 2005 Compared to Fourteen Weeks
  Ended July 3, 2004 - (Continued)

Segment Discussion (See Footnote 11)

Information Technology

IT revenues of $24.9 million in 2005 decreased $154,000, or 0.61%, compared to 2004. The 2005 revenues when compared to 2004 revenues as adjusted for the one extra week was actually an increase of approximately $1.6 million. This increase is attributable to an increase in demand for IT services. EBITDA for the IT segment was $1.5 million, or 71.6% of the overall EBITDA, for 2005 as compared to $1.4 million, or 75.2% of the overall EBITDA, for 2004.

Engineering

E revenues of $12.4 million in 2005 decreased $1.1 million, or 8.2%, compared to 2004. The decrease in revenue was attributable to the softening of demand for the Company's engineering services. The Engineering segment EBITDA was $190,000, or 8.9% of the overall EBITDA for 2005 as compared to $528,000, or 29.2% of the overall EBITDA for 2004.

Commercial

C revenues of $9.0 million in 2005 increased $2.2 million, or 32.8% compared to 2004. The increase in revenues for the C segment was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $414,000, or 19.5% of the overall EBITDA, as compared to a loss of $79,000 for 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                                   Twenty-Six              Twenty-Seven
                                                   Weeks Ended             Weeks Ended
                                                   July 2, 2005           July 3, 2004
                                                 ------------------    -------------------
                                                              (In Thousands)
                                                 ------------------    -------------------

               Operating Activities                           $287                ($1,164  )
               Investing Activities                          ($391  )               ($188  )
               Financing Activities                          $1099                ($1,141  )

     Operating Activities

     Operating activities provided $287,000 of cash for the twenty-six weeks ended July 2, 2005 as compared to operating activities using $1.2 million of cash for the comparable 2004 period. The decrease in cash used in operating activities was primarily attributable to increased earnings, a decrease in prepaid expenses and other current assets, an increase in income taxes payable and an increase accrued compensation, which was offset by an increase in accounts receivable, an increase in restricted cash, a decrease in accounts payable and accrued expenses, and a decrease in payroll and withheld taxes. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities for the remainder of fiscal 2005. The Company continues to institute enhanced managerial controls and standardization over its receivables collection and disbursement processes.

     Investing Activities

     Investing activities used $391,000 for the twenty-six weeks ended July 2, 2005 as compared to $188,000 for the comparable 2004 period. The increase in the use of cash for investing activities for 2005 as compared to the comparable 2004 period was primarily attributable to an increase in expenditures for property and equipment.

     Financing Activities

     Financing activities principally consisted of borrowing $1.0 million of debt in 2005 as compared to financing activities using $1.3 million for debt reduction for the comparable 2004 period.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources (Continued)

     The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the twenty-six weeks ended July 2, 2005 and July 3, 2004 were 5.6% and 3.1%, respectively. The amounts outstanding under the Revolving Credit Facility at July 2, 2005 and January 1, 2005 were $5.9 million and $4.9 million, respectively. At July 2, 2005, the Company had availability for additional borrowing under the Revolving Credit Facility of $20.0 million.

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

     At July 2, 2005, the Company had a deferred tax asset totaling $5.0 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the deferred tax asset during the twelve months ending March 31, 2006 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of July 2, 2005, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 56 basis points) increase in interest rates on its variable debt (using average debt balances during the twenty-six weeks ended July 2, 2005 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 4.    CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has appealed to the Appellate Division of the Superior Court of New Jersey and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict, pre-judgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000, plus interest. The briefing phase of the appeal was concluded in April 2004 and oral argument was heard on February 15, 2005. The timing of a ruling on the appeal cannot be predicted at this time but is expected in the third quarter of 2005. Further appellate proceedings are likely no matter which side prevails in the Appellate Division.

In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of July 2, 2005, the accrued litigation reserve is $8.3 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey, Law Division, on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation was temporarily stayed in the Law Division while the appeal of the underlying action went forward in the Appellate Division of the Superior Court. On May 16, 2005, the Law Division lifted that stay and pretrial discovery in the legal malpractice action is now proceeding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 16, 2005.

The following actions were taken:

     1) The following directors were elected to serve as Class C directors on the Board of Directors, and shall serve terms expiring at the Company's Annual Meeting in 2008 and until their respective successors shall be elected and qualified. Tabulated voting results were as follows:

         Leon Kopyt            (Class C)  (For 8,149,441;   Withheld 2,727,592)
         Stanton Remer         (Class C)  (For 8,149,383;   Withheld 2,727,650)

         The Class A director of the Company, Norman Berson will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2006 and until his successor has been elected and qualified.

         The Class B directors of the Company, Robert B. Kerr and David Gilfor, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2007 and until their successors have been elected and qualified.

     2)Approval of Grant Thornton LLP as the independent auditing firm for the Company for the fiscal year ending December 31, 2005.

    Votes For - 10,782,562   Votes Against - 14,035      Abstentions - 80,436

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS


    10.1 Separation and Release Agreement between RCM Technologies, Inc. and Brian Delle Donne, dated April 27, 2005.

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





                                     RCM Technologies, Inc.





         Date:  August 11, 2005      By: /s/ Stanton Remer
                                     -----------------------------
                                     Stanton Remer
                                     Chief Financial Officer,
                                     Treasurer, Secretary and Director
                                     (Principal Financial Officer and
                                     Duly Authorized Officer of the Registrant)

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

Date:    August 11, 2005                             /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer
                                       45

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

Date:    August 11, 2005                             /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934


         I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the fiscal quarter ended July 2, 2005 (the "Form 10-Q") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date: August 11, 2005

Exhibit 32.2


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934





         I, Stanton Remer, Chief Financial Officer of RCM
Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the fiscal quarter July 2, 2005 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: August 11, 2005