Form 10-Q
period 2005-10-01
RCM TECHNOLOGIES INC
filed 2005-11-10
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act)
      YES                NO   X
          -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.05 par value,
 11,566,180 shares outstanding as of November 8, 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
                                                                                                         Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of October 1, 2005 (Unaudited)
               and January 1, 2005                                                                        3

               Unaudited Consolidated Statements of Income and Comprehensive Income
               for the Thirty-Nine Weeks Ended October 1, 2005 and Forty Weeks Ended October 2,           5
               2004

               Unaudited Consolidated Statements of Income and Comprehensive Income
               for the Thirteen Weeks Ended October 1, 2005 and Thirteen Weeks Ended October 2,           7
               2004

               Unaudited Consolidated Statement of Changes in Stockholders'
               Equity for the Thirty-Nine Weeks Ended October 1, 2005                                     9

               Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
               October 1, 2005 and Forty Weeks Ended October 2, 2004                                      10

               Notes to Unaudited Consolidated Financial Statements                                       12

          Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                              27

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                             41

          Item 4 - Controls and Procedures                                                                41

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                      42

          Item 2 - Unregistered Sales of  Equity Securities and Use of Proceeds                           43

          Item 6 - Exhibits                                                                               44

          Signatures                                                                                      45


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       October 1, 2005 and January 1, 2005



                                     ASSETS

                                                                              October 1,           January 1,
                                                                                 2005                 2005
                                                                            ---------------      ---------------
                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                    $4,685,236           $2,401,794
   Accounts receivable, net of allowance for doubtful accounts of $1,752,000 (October 1, 2005) and $1,862,000
      (January 1, 2005), respectively                                           42,425,510           40,535,949
   Restricted cash                                                               8,500,496            8,295,625
   Prepaid expenses and other current assets                                       680,054            1,503,477
   Deferred tax assets                                                           4,881,616            4,964,007
                                                                            ---------------      ---------------

      Total current assets                                                      61,172,912           57,700,852
                                                                            ---------------      ---------------



Property and equipment, at cost
   Equipment and leasehold improvements                                          9,984,137            9,572,546
   Less: accumulated depreciation and amortization                               5,724,927            5,153,519
                                                                            ---------------      ---------------

                                                                                 4,259,210            4,419,027
                                                                            ---------------      ---------------


Other assets
   Deposits                                                                        161,870              138,158
   Goodwill                                                                     38,236,841           35,842,896
                                                                            ---------------      ---------------

                                                                                38,398,711           35,981,054
                                                                            ---------------      ---------------




      Total assets                                                            $103,830,833          $98,100,933
                                                                            ===============      ===============


                                       3
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       October 1, 2005 and January 1, 2005


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             October 1,            January 1,
                                                                                2005                  2005
                                                                           ---------------       ---------------
                                                                            (Unaudited)
Current liabilities
   Line of credit                                                              $3,900,000            $4,900,000
   Accounts payable and accrued expenses                                       15,599,582            12,242,977
   Accrued compensation                                                         5,727,714             6,766,586
   Payroll and withheld taxes                                                     576,330             1,099,856
   Income taxes payable                                                         4,283,338             3,146,478
                                                                           ---------------       ---------------

       Total current liabilities                                               30,086,964            28,155,897
                                                                           ---------------       ---------------


Stockholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,560,180 and
       11,383,470 shares issued and outstanding
       at October 1, 2005 and January 1, 2005, respectively                       578,009               569,173
    Accumulated other comprehensive income                                        912,649               736,128
    Additional paid-in capital                                                 99,186,653            98,290,719
    Accumulated deficit                                                       (26,933,442)          (29,650,984)
                                                                           ---------------       ---------------

                                                                               73,743,869            69,945,036
                                                                           ---------------       ---------------




       Total liabilities and stockholders' equity                            $103,830,833           $98,100,933
                                                                           ===============       ===============

                                       4
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   Thirty-Nine Weeks Ended October 1, 2005 and
                       Forty Weeks Ended October 2, 2004
                                   (Unaudited)


                                                                                 2005                  2004
                                                                             --------------        -------------

Revenues                                                                      $133,796,641         $127,554,978

Cost of services                                                               102,477,944           96,864,263
                                                                             --------------        -------------

Gross profit                                                                    31,318,697           30,690,715
                                                                             --------------        -------------


Operating costs and expenses
   Selling, general and administrative                                          26,045,339           25,649,389
   Depreciation                                                                    800,561              853,807
   Amortization                                                                                          51,417
                                                                             --------------        -------------
                                                                                26,845,900           26,554,613
                                                                             --------------        -------------

Operating income                                                                 4,472,797            4,136,102
                                                                             --------------        -------------

Other expenses
   Interest expense, net of interest income                                       (171,502  )          (351,539  )
   Loss on foreign currency transactions                                            (6,701  )            (4,266  )
                                                                             --------------        -------------
                                                                                  (178,203  )          (355,805  )
                                                                             --------------        -------------

Income before income taxes                                                       4,294,594            3,780,297

Income taxes                                                                     1,577,052            1,349,532
                                                                             --------------        -------------

Net income                                                                       2,717,542            2,430,765

Other comprehensive income
   Foreign currency translation adjustment                                         176,521               86,050
                                                                             --------------        -------------

Comprehensive income                                                            $2,894,063           $2,516,815
                                                                             ==============        =============

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued) Thirty-Nine Weeks Ended October 1, 2005 and Forty Weeks Ended October 2, 2004
                                   (Unaudited)


                                                                                   2005                2004
                                                                              ---------------     ---------------

Basic earnings per share                                                                $.24                $.21
                                                                                        ====                ====


Weighted average number of common shares outstanding                              11,407,806          11,315,707
                                                                                  ==========          ==========

Diluted earnings per share                                                              $.23                $.21
                                                                                        ====                ====


Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 209,638 and 396,248 in 2005 and 2004, respectively)                        11,617,444          11,711,955
                                                                                  ==========          ==========

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            Thirteen Weeks Ended October 1, 2005 and October 2, 2004
                                   (Unaudited)


                                                                                 2005                  2004
                                                                             --------------        -------------

Revenues                                                                       $43,390,661          $40,933,476

Cost of services                                                                33,237,445           30,969,538
                                                                             --------------        -------------

Gross profit                                                                    10,153,216            9,963,938
                                                                             --------------        -------------

Operating costs and expenses
   Selling, general and administrative                                           8,710,506            8,322,372
   Depreciation                                                                    272,709              288,355
   Amortization                                                                                          17,139
                                                                             --------------        -------------
                                                                                 8,983,215            8,627,866
                                                                             --------------        -------------

Operating income                                                                 1,170,001            1,336,072
                                                                             --------------        -------------

Other income (expenses)
   Interest expense, net of interest income                                        (63,463  )          (118,952  )
   Loss (gain) on foreign currency transactions                                     (2,328  )             3,522
                                                                             --------------        -------------
                                                                                   (65,791  )          (115,430  )
                                                                             --------------        -------------

Income before income taxes                                                       1,104,210            1,220,642

Income taxes                                                                       387,366              455,128
                                                                             --------------        -------------

Net income                                                                         716,844              765,514

Other comprehensive income
   Foreign currency translation adjustment                                         246,203              309,708
                                                                             --------------        -------------

Comprehensive income                                                              $963,047           $1,075,222
                                                                             ==============        =============

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued)
            Thirteen Weeks Ended October 1, 2005 and October 2, 2004
                                   (Unaudited)


                                                                                   2005                2004
                                                                              ---------------     ---------------

Basic earnings per share                                                                $.06                $.07
                                                                                        ====                ====

Weighted average number of common shares outstanding                              11,451,202          11,315,707
                                                                                  ==========          ==========

Diluted earnings per share                                                              $.06                $.07
                                                                                        ====                ====

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 259,862 and 322,330 in 2005 and 2004, respectively)                        11,711,064          11,638,037
                                                                                  ==========          ==========


                                       8
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Thirty-Nine Weeks Ended October 1, 2005
                                   (Unaudited)










                                                               Accumulated
                                                                   Other         Additional
                                         Common Stock          Comprehensive       Paid-in       Accumulated
                                                                  Income           Capital         Deficit           Total
                                   -------------------------      -----            -------         -------           -----
                                      Shares       Amount
                                      ------       ------
Balance, January 1, 2005             11,383,470    $569,173         $736,128      $98,290,719    ($29,650,984)     $69,945,036

Issuance of stock under employee
stock purchase plan                      21,460       1,073                            79,402                           80,475

Exercise of stock options                55,250       2,763                           189,532                          192,295

Issuance of common stock in
 connection with acquisition            100,000       5,000                           627,000                          632,000


Translation adjustment                                               176,521                                           176,521
Net income                                                                                          2,717,542        2,717,542
                                    -----------     -------        ---------     ------------        ---------       ---------

Balance, October 1, 2005             11,560,180    $578,009         $912,649      $99,186,653    ($26,933,442)     $73,743,869
                                     ==========    ========         ========      ===========    =============     ===========


                                       9
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  Thirty-Nine Weeks Ended October 1, 2005 and Forty Weeks Ended October 2, 2004
                                   (Unaudited)


                                                                                   2005               2004
                                                                              ---------------     --------------
Cash flows from operating activities:

    Net income                                                                    $2,717,542         $2,430,765
                                                                              ---------------     --------------


    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                               800,561            905,224
         Provision for losses on accounts receivable                                (110,000)            63,000
         Changes in assets and liabilities:
             Accounts receivable                                                  (1,762,160)        (1,407,988)
             Restricted cash                                                        (204,871)
             Prepaid expenses and other current assets                               806,022            702,240
             Deferred tax assets                                                      82,391
             Accounts payable and accrued expenses                                   693,406         (3,506,634)
             Accrued compensation                                                 (1,038,872)           109,893
             Payroll and withheld taxes                                             (523,527)           725,765
             Income taxes payable                                                  1,136,860             62,568
                                                                              ---------------     --------------

    Total adjustments                                                               (120,190)        (2,345,932)
                                                                              ---------------     --------------



Net cash provided by operating activities                                         $2,597,352            $84,833
                                                                              ---------------     --------------


                                       10
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
  Thirty-Nine Weeks Ended October 1, 2005 and Forty Weeks Ended October 2, 2004
                                   (Unaudited)


                                                                                   2005               2004
                                                                              ---------------     --------------
Cash flows from investing activities:
    Property and equipment acquired                                                ($472,170)         ($225,861)
    Working capital acquired at acquisition of subsidiary                            732,682
    Increase in deposits                                                             (23,712)           (38,256)
                                                                              ---------------     --------------

    Net cash provided by (used in) investing activities                              236,800           (264,117)
                                                                              ---------------     --------------

Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                    80,475             81,611
    Exercise of stock options                                                        192,295            175,565
    Repayments on line of credit                                                  (1,000,000)        (2,400,000)
                                                                              ---------------     --------------

    Net cash used in financing activities                                           (727,230)        (2,142,824)
                                                                              ---------------     --------------

Effect of exchange rate changes on cash and cash equivalents                         176,520             86,050
                                                                              ---------------     --------------

Increase (decrease) in cash and cash equivalents                                   2,283,442         (2,236,058)

Cash and cash equivalents at beginning of period                                   2,401,794          5,142,499
                                                                              ---------------     --------------

Cash and cash equivalents at end of period                                        $4,685,236         $2,916,441
                                                                              ===============     ==============



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                              $257,382           $157,901
      Income taxes                                                                  $524,895         $1,181,377

                                       11

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments, that in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company and its consolidated results of operations for the interim periods set forth herein. The results for the thirteen and thirty-nine weeks ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year or any portion thereof.


2.   Fiscal Year

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended January 1, 2005 was a 53-week reporting year. The third quarter of 2004, the 2004 fiscal year and the third quarter of 2005 ended on the following dates, respectively:

      Period Ending                          Weeks in Quarter          Weeks in Year to Date

      October 2, 2004                        Thirteen                  Forty
      January 1, 2005                        Thirteen                  Fifty-Three
      October 1, 2005                        Thirteen                  Thirty-Nine


3.   Use of Estimates and Uncertainties

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.   Acquisition

     On October 17, 2005, the Company acquired Soltre Technology, Inc., a Delaware Corporation, ("Soltre"), a Los Angeles, California based specialty provider of consulting and technology services. The acquisition was effective as of September 1, 2005, and was accomplished through a stock purchase transaction pursuant to which Soltre, through an exchange of all of its outstanding shares of stock for cash and shares of RCM's common stock, became a wholly-owned subsidiary of the Company.

     The purchase consideration paid to the former stockholders of Soltre consisted of $1,868,000 cash, 100,000 shares of RCM's common stock, par value $.05, valued at $632,000 and 100,000 of stock options and potential earn-out payments up to $2,400,000 of deferred consideration contingent upon Soltre achieving certain base levels of operating income for each of the three twelve month periods following the purchase. An additional earn-out payment may be made to the former stockholders at the end of each of the three twelve month periods following the purchase, to the extent that operating income exceeds these base levels. The acquisition has been accounted for under the purchase method of accounting. The cost in excess of net assets acquired of $2,394,000 is included in the RCM's Consolidated Balance Sheet as "Goodwill". The Company has not yet completed the process of identifying and valuing any intangible assets acquired in the transaction, and as a result the allocation of the purchase price has not been finalized. The deferred consideration and earnouts, if paid, will be recorded as additional purchase consideration. Earnouts cannot be estimated with any certainty.

     The following results of operations have been prepared assuming the acquisition had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented.

                                      Thirty-Nine            Forty              Thirteen            Thirteen
                                      Weeks Ended         Weeks Ended          Weeks Ended        Weeks Ended
     (In thousands,  except per       October 1,           October 2,          October 1,          October 2,
          share amounts)                 2005                 2004                2005                2004
     ---------------------------    ----------------    -----------------    ----------------    ---------------
     Revenues                              $139,408             $130,177             $45,638            $41,932
     Operating income                         5,250                4,163               1,447              1,421
     Net income                              $3,128               $2,405                $865               $802
     Earnings per share                        $.27                 $.21                $.07               $.06

5.   New Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS" No. 123R (revised 2004), Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective at the beginning of the next fiscal year after June 15, 2005. Accordingly, the Company is required to apply SFAS No. 123R beginning fiscal quarter ending April 1, 2006. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, ("AJCA"). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company does not expect the adoption of these new tax provisions to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
                                       13

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.   New Accounting Standards (Continued)


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


6.   Line of Credit

     On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was further amended on October 17, 2004, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability of credit under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable for which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin or (ii) the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the thirty-nine weeks ended October 1, 2005 and forty weeks ended October 2, 2004 were 6.0% and 2.84%, respectively. The amounts outstanding under the Revolving Credit Facility at October 1, 2005 and January 1, 2005 were $3.9 million and $4.9 million, respectively. At October 1, 2005, the Company had availability for additional borrowing under the Revolving Credit Facility of $21.0 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



7.   Interest (Expense) Income, Net

     Interest (expense) income, net consisted of the following:

                                    -------------------------------------------------------------------------
                                       Thirty-Nine         Forty         Thirteen Weeks         Thirteen
                                      Weeks Ended       Weeks Ended           Ended           Weeks Ended
                                    October 1, 2005   October 2, 2004    October 1, 2005    October 2, 2004
                                    ----------------- ----------------  ------------------  -----------------
              Interest expense             ($427,722)       ($398,844)          ($144,203)         ($129,466)
              Interest income                256,220             47,305             80,740            10,514
                                    ----------------- ----------------  ------------------  -----------------
                                            $171,502        ($351,539)           ($63,463)         ($118,952)
                                    ================= ================  ==================  =================


8.   Goodwill

     SFAS 142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2004 annual impairment testing, the Company determined the fair value of its reporting units using relative market multiples for comparable businesses as of November 30, 2004, as well as forecasted operating income and cash flows of each reporting unit and prospects for future recovery. The Company compared the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could influence the market multiples of comparable businesses, and consequently could influence the results of future annual impairment tests. There were no events in the thirty-nine weeks ended October 1, 2005 that indicated a need to perform the impairment test prior to the Company's annual test date. There can be no assurance that future tests of goodwill impairment will not result in further impairment charges.


                                                     Information      Professional      Commercial
                                                     Technology       Engineering        Services           Total
                                                    --------------    -------------    -------------     ------------
      Balance as of January 1, 2005                       $28,315           $7,528                           $35,843

           Goodwill acquired during the period              2,394                                              2,394
                                                    --------------    -------------    -------------     ------------
      Balance as of October 1, 2005                       $30,709           $7,528                           $38,237
                                                          =======           ======                           =======


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




9.   Accounts Payable

     Accounts payable and accrued expenses consisted of the following at October 1, 2005 and January 1, 2005:

                                                            October 1,       January 1,
                                                               2005             2005
                                                          ---------------  ----------------
                                                           (Unaudited)

      Accounts payable - trade                                $4,543,025        $4,024,164
      Due to sellers                                           2,663,204
      Reserve for litigation                                   8,393,353         8,218,813
                                                          ---------------  ----------------

      Total                                                  $15,599,582       $12,242,977
                                                          ===============  ================


10.  Stockholders' Equity

     Common Stock Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                           October 1,       January 1,
                                                              2005             2005
                                                          --------------  ----------------
                                                           (Unaudited)

      Exercise of options outstanding                         1,769,083         1,183,583
      Future grants of options                                  353,486           994,236
                                                          --------------  ----------------

      Total                                                   2,122,569         2,177,819
                                                          ==============  ================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Stock - Based Compensation

     The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board Opinion ("APB") No. 25 Accounting for Stock Issued to Employees, and related interpretations. Entities that continue to account for stock options using APB No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     As of October 1, 2005, the Company had four stock-based employee compensation plans. Under APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                  Thirty-Nine          Forty        Thirteen Weeks       Thirteen
                                                  Weeks Ended       Weeks Ended      Ended October     Weeks Ended
                                                   October 1,     October 2, 2004       1, 2005         October 2,
                                                      2005                                                 2004
                                                 ---------------  ----------------  ----------------  ---------------
      Net income, as reported                            $2,718            $2,431              $716             $766

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards                               414               254               286               85

      Net income, pro forma                              $2,304            $2,177              $430             $681

      Earnings per share of common stock-basic:
         As reported                                       $.24              $.21              $.06             $.07
         Pro forma                                         $.20              $.19              $.04             $.06

      Earnings per share of common stock-diluted:
         As reported                                       $.23              $.21              $.06             $.07
         Pro forma                                         $.20              $.19              $.04             $.06


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Stock - Based Compensation - Continued

     The pro forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted using Black-Scholes Option Pricing Model for the thirty-nine weeks and forty weeks ended October 1, 2005 and October 2, 2004, respectively has been estimated using the following assumptions:

                                                          Thirty-Nine Weeks         Forty
                                                                Ended            Weeks Ended
                                                           October 1, 2005     October 2, 2004
                                                         -------------------- ---------------------
     Risk-free interest rate                                       4.2%              4.0%
     Expected life of option                                   5 years              5 years
     Expected stock price volatility                            58.6%                60.2%
     Expected dividend yield                                      -                    -
     Weighted-average per share
          value granted                                         $4.17                $4.86

     There were 671,000 options granted during the thirty-nine weeks ended October 1, 2005, none of which were granted in the thirteen weeks ended October 1, 2005.

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of October 1, 2005, options to purchase 84,855 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company. As of October 1, 2005, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of October 1, 2005, options to purchase 332,180 shares of common stock were available for future grants, and options to purchase 826,645 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11.  Stock - Based Compensation - Continued

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2000, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company through January 10, 2010. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of October 1, 2005, options to purchase 21,306 shares of common stock were available for future grants, and options to purchase 787,583 shares of common stock were outstanding.

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with stockholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the thirty-nine weeks ended October 1, 2005 there were 21,460 shares issued under the Purchase Plan for net proceeds of $80,475. As of October 1, 2005, there were 276,439 shares available for issuance under the Purchase Plan.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments, geographic areas, and major customers. The adoption of SFAS No. 131 has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

     The Company uses earnings before interest and taxes (operating income) to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the segments consistent with the Company's management system (in thousands



  Thirty-Nine Weeks Ended           Information
  October 1, 2005                   Technology       Engineering         Commercial      Corporate         Total
                                  ----------------  ---------------    --------------- --------------  --------------

  Revenue                                 $73,113          $35,329            $25,355                       $133,797

  Operating expenses (1)                   68,635           35,309             24,580                        128,524
                                  ----------------  ---------------    ---------------                 --------------

  EBITDA  ((2))                             4,478               20                775                          5,273

  Depreciation                                407              277                117                            801
                                  ----------------  ---------------    ---------------                 --------------

  Operating income (loss)                   4,071             (257 )              658                          4,472

  Interest expense, net of
  (interest income)                            94               45                 33                            172

  Loss on foreign currency
  transactions                                                   5                                                 5

  Income taxes (benefit)                    1,460             (112 )              229                          1,577
                                  ----------------  ---------------    --------------- --------------  --------------

  Net income (loss)                        $2,517            ($195 )             $396                         $2,718
                                  ================  ===============    =============== ==============  ==============

  Total assets                            $52,173          $21,200             $9,890        $20,568        $103,831

  Capital expenditures                       $158              $25                              $289            $472



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Segment Information (Continued)

  Forty Weeks                       Information
  Ended October 2, 2004              Technology       Engineering       Commercial       Corporate         Total
                                   ---------------    ------------     --------------   -------------   -------------

  Revenue                                 $70,439         $38,886            $18,230                        $127,555

  Operating expenses (1)                   67,077          36,861             18,576                         122,514
                                   ---------------    ------------     --------------                   -------------

  EBITDA  (2)                               3,362           2,025               (346  )                        5,041

  Depreciation                                468             305                 81                             854

  Amortization of intangibles                  15              32                  4                              51
                                   ---------------    ------------     --------------                   -------------

  Operating income (loss)                   2,879           1,688               (431  )                        4,136

  Interest expense, net of
  interest income                             194             107                 51                             352

  Loss on foreign currency
  transactions                                                  4                                                  4

  Income taxes (benefit)                      958             563               (172  )                        1,349
                                   ---------------    ------------     --------------   -------------   -------------

  Net income (loss)                        $1,727          $1,014              ($310  )                       $2,431
                                   ===============    ============     ==============   =============   =============

  Total assets                            $50,226         $21,558             $6,254         $19,431         $97,469

  Capital expenditures                        $14             $45                $15            $152            $226


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Segment Information (Continued)

  Thirteen Weeks Ended              Information
  October 1, 2005                    Technology       Engineering       Commercial       Corporate         Total
                                   ---------------   --------------    --------------   ------------    -------------

  Revenue                                 $23,564          $11,188            $8,639                         $43,391

  Operating expenses (1)                   22,114           11,282             8,553                          41,949
                                   ---------------   --------------    --------------                   -------------

  EBITDA  (2)                               1,450              (94  )             86                           1,442

  Depreciation                                137               93                42                             272
                                   ---------------   --------------    --------------                   -------------

  Operating income (loss)                   1,313             (187  )             44                           1,170

  Interest expense, net of
  interest income                              35               17                12                              65

  Loss on foreign currency
  transactions                                                   1                                                 1

  Income taxes (benefit)                      447              (71  )             11                             387
                                   ---------------   --------------    --------------   ------------    -------------

  Net income (loss)                          $831            ($134  )            $21                            $718
                                   ===============   ==============    ==============   ============    =============

  Total assets                            $52,173          $21,200            $9,890        $20,568         $103,831

  Capital expenditures                        $56              $25                                               $81


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Segment Information (Continued)

  Thirteen Weeks Ended              Information
  October 2, 2004                    Technology       Engineering        Commercial      Corporate         Total
                                   ---------------   --------------     --------------  -------------   -------------

  Revenue                                 $22,803          $11,966             $6,164                        $40,933

  Operating expenses (1)                   21,550           11,478              6,256                         39,284
                                   ---------------   --------------     --------------                  -------------

  EBITDA  (2)                               1,253              488                (92  )                       1,649

  Depreciation                                159              100                 29                            288

  Amortization of intangibles                   5               11                  1                             17
                                   ---------------   --------------     --------------                  -------------

  Operating income (loss)                   1,089              377               (122  )                       1,344

  Interest expense, net of
  interest income                              66               35                 18                            119

  Loss on foreign currency
  transactions                                                   4                                                 4

  Income taxes (benefit)                      381              139                (65  )                         455
                                   ---------------   --------------     --------------                  -------------

  Net income (loss)                          $642             $199               ($75  )                        $766
                                   ===============   ==============     ==============                  =============

  Total assets                            $50,226          $21,558             $6,254        $19,431         $97,469

  Capital expenditures                        $14              $45                $15                            $74



     (1) Operating expenses excludes depreciation and amortization.

     (2) EBITDA means earnings before interest income, interest expense, income taxes, depreciation and amortization. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to EBITDA of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, nor as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with GAAP.


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Segment Information (Continued)

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the thirty-nine weeks ended October 1, 2005 and the forty weeks ended October 2, 2004 are as follows (in thousands):

                                                   Thirty-Nine              Forty
                                                   Weeks Ended              Weeks Ended
                                                   October 1, 2005          October 2, 2004
                                                    -------------------- ------------------
     Revenues
        U. S.                                                  $122,553           $112,266
        Canada                                                   11,243             15,289
                                                    -------------------- ------------------
                                                               $133,796           $127,555
                                                    ==================== ==================

     Fixed Assets
        U. S.                                                    $4,073             $4,260
        Canada                                                      186                242
                                                    -------------------- ------------------
                                                                 $4,259             $4,502
                                                    ==================== ==================


     Revenues by geographic area for the thirteen weeks ended October 1, 2005 and October 2, 2004 are as follows (in thousands):

                                                       Thirteen Weeks     Thirteen  Weeks
                                                            Ended               Ended
                                                       October 1, 2005    October 2, 2004
                                                      ------------------ ------------------
     Revenues
        U. S.                                                   $39,971            $36,446
        Canada                                                    3,419              4,487
                                                      ------------------ ------------------
                                                                $43,390            $40,933
                                                      ================== ==================



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


13.  Contingencies

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

     The Company has appealed to the Appellate Division of the Superior Court of New Jersey, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict, pre-judgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal was concluded in April 2004 and oral argument was heard on February 15, 2005. The timing of a ruling on the appeal cannot be predicted at this time but is expected in the fourth quarter of 2005. Further appellate proceedings are likely no matter which side prevails in the Appellate Division.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of October 1, 2005, the accrued litigation reserve is $8.4 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


13.  Contingencies - (Continued)

     In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey, Law Division, Bergen County, on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation was temporarily stayed in the Law Division while the appeal of the underlying action went forward in the Appellate Division of the Superior Court. On May 16, 2005, the Law Division lifted that stay and pretrial discovery in the legal malpractice action ensued through September 2005. On September 14, 2005, as a consequence of certain procedural constraints imposed by the court, the Company and the various attorney and law firm defendants agreed to the dismissal of the action in Bergen County and the filing of a new action against the same defendants in the Superior Court of New Jersey, Law Division, Morris County. The Company has asserted certain additional claims against the defendants in the complaint for the new action which was filed on October 24, 2005.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Overview

RCM participates in a sector that is cyclical in nature and sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be volatile.

After a significant growth and expansion period in the late 1990s for the sector, the U.S. economy experienced a dramatic slowdown, forcing companies to curtail technology spending, consolidate operations, and reduce their demand for services and labor. Because of this slowdown, which began in 2000, RCM's revenues were adversely affected, prompting management to reconsider its business strategy. In response to declining revenues, the Company initiated reductions in its staff personnel and consolidated branches. Since that time, management has continued to monitor its operating cost structure in order to maintain a cost benefit relationship with revenues, while focusing on working capital management and cash flows. These efforts have resulted in an improvement in working capital and tangible net worth.

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

Despite the improved economy, companies have been slow to adapt many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. The Company believes that many companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has resulted in delays by clients or potential clients in the awarding of contracts or totally negating spending on many emerging new solutions which RCM management had previously anticipated.

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

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make subjective decisions, assessments, and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may differ materially from estimates. The Company has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue Recognition

The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Engineering Services and Information Technology Services segments also perform project services. The Information Technology Services segment also derives revenue from permanent placement fees.

Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission SAB No. 104, "Revenue Recognition." SAB No. 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

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

     Accounts Receivable

     The Company's accounts receivable are primarily due from trade customers. Credit is extended based on evaluation of customers' financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowances by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


     Accounting for Stock Options

     The Company has used stock options to attract, retain, and reward employees for long-term service. Generally accepted accounting principles allow alternative methods of accounting for these awards. The Company has chosen to account for its stock plans (including stock option plans) under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's income statement.

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

     Had SFAS 123R been adopted, the Company would have recorded additional pre-tax costs of approximately $414,000 and $286,000 for the thirty-nine weeks and forty weeks ended October 1, 2005 and October 2, 2004, respectively, and of approximately $286,000 and $85,000 for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively.

     The aforementioned pro forma compensation cost was calculated using the Black-Scholes Options Pricing Model, which includes estimates, based on assumptions for the risk-free interest rate, life of options and stock price volatility and is based upon freely traded options. Changes in the underlying assumptions could affect the pro forma compensation cost.

     In March 2005, the SEC issued SAB No. 107, to provide further guidance regarding the interaction of the provisions of SFAS No. 123R and certain SEC rules and regulations.

     Accounting for Income Taxes

     In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of October 1, 2005, the Company had total net deferred tax assets of $4.9 million. This included $1.0 million relating to federal and state net operating loss carry forwards and $3.2 million for a reserve for litigation charges. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required. Currently, there is no valuation allowance.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirty-Nine Weeks Ended October 1, 2005 Compared to Forty Weeks Ended
 October 2, 2004

A summary of operating results for the fiscal periods ended October 1, 2005 and October 2, 2004 is as follows (dollars in thousands, except for earnings per share data):

                                                           October 1, 2005                October 2, 2004
                                                        ----------------------        ------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
                                                        ----------  ----------        ----------    ----------
Revenues                                                 $133,797      100.0%          $127,555         100.0 %
Cost of services                                          102,478        76.6            96,865          75.9
                                                        ----------  ----------        ----------    ----------
Gross profit                                               31,319        23.4            30,690          24.1
                                                        ----------  ----------        ----------    ----------

Selling, general and administrative                        26,045        19.5            25,649          20.1
Depreciation and amortization                                 801          .6               905            .7
                                                        ----------  ----------        ----------    ----------
                                                           26,846        20.1            26,554          20.8
                                                        ----------  ----------        ----------    ----------

Operating income                                            4,473         3.3             4,136           3.3
Other (expense) income                                        178          .1               356            .3
                                                        ----------  ----------        ----------    ----------

Income before income taxes                                  4,295         3.2             3,780           3.0
Income taxes                                                1,577         1.2             1,349           1.1
                                                        ----------  ----------        ----------    ----------

Net income                                                 $2,718        2.0%            $2,431           1.9 %
                                                        ==========  ==========        ==========    ==========

Earnings per share
Basic:                                                       $.24                          $.21
Diluted:                                                     $.23                          $.21
                                                        ==========                    ==========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 was a 53-week reporting year. The year to date reporting periods ended October 1, 2005 and October 2, 2004 consisted of thirty-nine weeks and forty weeks, respectively. The following discussion is not adjusted for the additional one week in fiscal 2004 unless specifically noted otherwise.

Revenues. Revenues increased 4.9%, or $6.2 million, for the thirty-nine weeks ended October 1, 2005 as compared to the same period in the prior year (the "comparable prior year period"). Revenues increased $2.7 million in the Information Technology ("IT") segment, decreased $3.6 million in the Engineering segment, and increased $7.1 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management expects revenues for the remainder of fiscal 2005 to remain generally consistent on a prorated basis with the revenues for the thirty-nine weeks ended October 1, 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirty-Nine Weeks Ended October 1, 2005 Compared to Forty Weeks Ended
 October 2, 2004- (Continued)

Revenues (Continued). There was a sequential decline in revenues and operating income from the second quarter to the third quarter of 2005 primarily to two different unexpected events and a seasonal factor. Specifically, during the early part of the third quarter, a client of the Company's Power Systems group abruptly terminated fully negotiated but unsigned contracts with RCM and other suppliers to that client and reduced the scope of several other ongoing projects with the Company and other suppliers. RCM estimates the termination of these contracts and reduction in scope of the ongoing projects reduced revenues to RCM in the third quarter by approximately $1.5 million. In addition, early in the third quarter approximately 20 of the Company's consultants completed a major project with a pharmaceutical client. RCM had previously expected the majority of those consultants to immediately start on another project, which did not ultimately commence until early in the fourth quarter. Consequently, revenues for the pharmaceutical project were approximately $700,000 less in the third quarter than in the second quarter. In addition, revenues from a major commercial services client, which virtually shuts down during the summer months, declined as expected by approximately $900,000 in the third quarter as compared to the second quarter.

Cost of Services. Cost of services increased 5.7%, or $5.6 million, for the thirty-nine weeks ended October 1, 2005 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 76.6% for the thirty-nine weeks ended October 1, 2005 from 75.9% for the comparable prior year period. This increase was primarily attributable to increased pricing pressures in the IT segment as well as increased revenues in the Commercial segment, which historically has had lower gross margins. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2005 to decrease as compared to the forty weeks ended October 2, 2004, which is consistent with historical performance.

Selling, General and Administrative. Selling, general and administrative (SGA") expenses increased 1.5%, or $396,000, for the thirty-nine weeks ended October 1, 2005 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 19.5% for the thirty-nine weeks ended October 1, 2005 as compared to 20.1% for the comparable prior year period. This modest decrease was primarily attributable to continued cost containment activities, which were offset by increased sales costs on higher revenues and increased legal fees.

The Company experienced a substantial increase in legal fees in the third quarter for previously disclosed litigation in which the Company is both a defendant and a plaintiff. Legal fees related to this matter increased in the third quarter by approximately $290,000 and $260,000 as compared to the second and first quarters of 2005, respectively.

Management reasonably expects SGA expenses for the remainder of fiscal 2005 to remain consistent with the SGA expenses for the thirty-nine weeks ended October 1, 2005.

Depreciation and Amortization. Depreciation and amortization ("DA") decreased 11.5%, or $104,000, for the thirty-nine weeks ended October 1, 2005 as compared to the comparable prior year period. Depreciation and Amortization. Depreciation and amortization ("DA") decreased 11.5%, or $104,000, for the thirty-nine weeks ended October 1, 2005 as compared to the comparable prior year period.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirty-Nine Weeks Ended October 1, 2005 Compared to Forty Weeks Ended
 October 2, 2004 - (Continued)

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirty-nine weeks ended October 1, 2005, actual interest expense of $427,700 was offset by $256,200 of interest income, which was principally earned from restricted cash and short-term money market deposits. Interest expense, net decreased $180,000 for the thirty-nine weeks ended October 1, 2005 as compared to the comparable prior year period. This decrease was primarily due to decreased borrowing requirements as well as increased interest income, which was offset by an increase in weighted average interest rates on borrowed funds. Losses on foreign currency transactions decreased $2,400 in the thirty-nine weeks ended October 1, 2005 as compared to the comparable prior year period. This modest increase was attributable to an increase in the number of foreign currency transactions.

Income Tax. Income tax expense increased 16.9%, or $228,000, for the thirty-nine weeks ended October 1, 2005 as compared to the comparable prior year period. This increase was attributable to a higher level of income before taxes for the thirty-nine weeks ended October 1, 2005 compared to the comparable prior year period. The effective tax rate was 36.7% for the thirty-nine weeks ended October 1, 2005 as compared to 35.7% for the comparable prior year period. The increase in effective tax rate was attributable to the decreased amount of tax-deductible amortization in relation to increased income before income tax purposes.


Segment Discussion (See Footnote 12)

Information Technology

IT revenues of $73.1 million in 2005 increased $2.7 million, or 3.8%, compared to 2004. The increase was principally attributable to an increase in demand for IT services. The IT segment EBITDA was $4.5 million, or 84.9% of the overall EBITDA for 2005 as compared to $3.4 million, or 66.7% of the overall EBITDA, for 2004.

Engineering

Engineering revenues of $35.3 million in 2005 decreased $3.6 million, or 9.1%, compared to 2004. The decrease in revenue was attributable to the softening of demand for the Company's engineering services. The Engineering segment EBITDA was $20,000, or .4% of the overall EBITDA for 2005 as compared to $2.0 million, or 40.1% of the overall EBITDA for 2004.

Commercial

Commercial revenues of $25.4 million in 2005 increased $7.1 million, or 39.1% compared to 2004. The increase in revenues for the Commercial segment was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $775,000, or 14.7% of the overall EBITDA, as compared to a loss of $346,000 for 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended October 1, 2005 Compared to Thirteen Weeks Ended
 October 2, 2004

A summary of operating results for the fiscal periods ended October 1, 2005 and October 2, 2004 is as follows (dollars in thousands, except for earnings per share data):

                                                           October 1, 2005                October 2, 2004
                                                        ----------------------        ------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
                                                        ----------  ----------        ----------    ----------
Revenues                                                  $43,390       100.0 %         $40,933         100.0 %
Cost of services                                           33,237        76.6            30,970          75.7
                                                        ----------  ----------        ----------    ----------
Gross profit                                               10,153        23.4             9,963          24.3
                                                        ----------  ----------        ----------    ----------

Selling, general and administrative                         8,710        20.1             8,322          20.3
Depreciation and amortization                                 273          .6               305            .7
                                                        ----------  ----------        ----------    ----------
                                                            8,983        20.7             8,627          21.0
                                                        ----------  ----------        ----------    ----------

Operating income                                            1,170         2.7             1,336           3.3
Other income (expense)                                         66          .2               115            .3
                                                        ----------  ----------        ----------    ----------

Income before income taxes                                  1,104         2.5             1,221           3.0
Income taxes                                                  387          .9               455           1.1
                                                        ----------  ----------        ----------    ----------

Net income                                                   $717         1.6 %            $766           1.9 %
                                                        ==========  ==========        ==========    ==========

Earnings per share
Basic:                                                       $.06                          $.07
Diluted:                                                     $.06                          $.07
                                                        ==========                    ==========

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 was a 53-week reporting year. The third quarter reporting periods ended October 1, 2005 and October 2, 2004 consisted of thirteen weeks. The following discussion is not adjusted for the additional one week in fiscal 2004 unless specifically noted otherwise.

Revenues. Revenues increased 6.0%, or $2.5 million, for the thirteen weeks ended October 1, 2005 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increased $761,000 in the Information Technology ("IT") segment, decreased $778,000 in the Engineering segment and increased $2.5 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended October 1, 2005 Compared to Thirteen Weeks Ended
 October 2, 2004 - (Continued)

Revenues (Continued). There was a sequential decline in revenues and operating income from the second quarter to the third quarter of 2005 primarily to two different unexpected events and a seasonal factor. Specifically, during the early part of the third quarter, a client of the Company's Power Systems group abruptly terminated fully negotiated but unsigned contracts with RCM and other suppliers to that client and reduced the scope of several other ongoing projects with the Company and other suppliers. RCM estimates the termination of these contracts and reduction in scope of the ongoing projects reduced revenues to RCM in the third quarter by approximately $1.5 million. In addition, early in the third quarter approximately 20 of the Company's consultants completed a major project with a pharmaceutical client. RCM had previously expected the majority of those consultants to immediately start on another project, which did not ultimately commence until early in the fourth quarter. Consequently, revenues for the pharmaceutical project were approximately $700,000 less in the third quarter than in the second quarter. In addition, revenues from a major commercial services client, which virtually shuts down during the summer months, declined as expected by approximately $900,000 in the third quarter as compared to the second quarter.

Cost of Services. Cost of services increased 7.3%, or $2.3 million, for the thirteen weeks ended October 1, 2005 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 76.6% for the thirteen weeks ended October 1, 2005 from 75.7% for the comparable prior year period. This modest increase was attributable to the change in revenue amounts in each segment year over year and the related gross margin percentages from each segment. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2005 will decrease as compared to the thirteen weeks ended October 2, 2004, which is consistent with historical performance.

SGA expenses increased 4.7%, or $388,000, for the thirteen weeks ended October 1, 2005 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 20.1% for the thirteen weeks ended October 1, 2005 as compared to 20.3% for the comparable prior year period. This decrease was primarily attributable to continued cost containment activities, which were offset by increased sales costs on higher revenues and increased legal fees.

The Company experienced a substantial increase in legal fees in the third quarter for previously disclosed litigation in which the Company is both a defendant and a plaintiff. Legal fees related to this matter increased in the third quarter by approximately $290,000 and $260,000 as compared to the second and first quarters of 2005, respectively.

Management reasonably expects SGA expenses for the remainder of fiscal 2005 to remain consistent with the SGA expenses for the thirteen weeks ended October 1, 2005.

Depreciation and Amortization. DA decreased 10.7, or $33,000, for the thirteen weeks ended October 1, 2005 as compared to the comparable prior year period.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended October 1, 2005, actual interest expense of $144,200 was offset by $80,700 of interest income, which was principally earned from restricted cash and short-term money market deposits. Interest expense, net, decreased $55,500 for the thirteen weeks ended October 1, 2005 as compared to the comparable prior year period. This decrease was primarily due to decreased borrowing requirements as well as increased interest income, which was offset by an increase in weighted average interest rates on borrowed funds. Losses on foreign currency transactions decreased $5,800 as compared to the comparable prior year period. This increase was attributable to an increase in the number of foreign currency transactions.

Income Tax. Income tax expense decreased 14.9%, or $68,000, for the thirteen weeks ended October 1, 2005 as compared to the comparable prior year period. This increase was attributable to a lower level of income before taxes for the thirteen weeks ended October 1, 2005 compared to the comparable prior year period. The effective tax rate was 35.1% for the thirteen weeks ended October 1, 2005 as compared to 37.3% for the comparable prior year period. The increase in effective tax rate was attributable to the relationship of tax-deductible amortization to decreased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Thirteen Weeks Ended October 1, 2005 Compared to Thirteen Weeks Ended
 October 2, 2004 - (Continued)

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended October 1, 2005, actual interest expense of $144,200 was offset by $80,700 of interest income, which was principally earned from restricted cash and short-term money market deposits. Interest expense, net, decreased $55,500 for the thirteen weeks ended October 1, 2005 as compared to the comparable prior year period. This decrease was primarily due to decreased borrowing requirements as well as increased interest income, which was offset by an increase in weighted average interest rates on borrowed funds. Losses on foreign currency transactions decreased $5,800 as compared to the comparable prior year period. This increase was attributable to an increase in the number of foreign currency transactions.

Income Tax. Income tax expense decreased 14.9%, or $68,000, for the thirteen weeks ended October 1, 2005 as compared to the comparable prior year period. This increase was attributable to a lower level of income before taxes for the thirteen weeks ended October 1, 2005 compared to the comparable prior year period. The effective tax rate was 35.1% for the thirteen weeks ended October 1, 2005 as compared to 37.3% for the comparable prior year period. The increase in effective tax rate was attributable to the relationship of tax-deductible amortization to decreased income before income tax purposes.


Segment Discussion (See Footnote 12)

Information Technology

IT revenues of $23.6 million in 2005 increased $761,000, or 3.4%, compared to 2004. This increase is attributable to an increase in demand for IT services. EBITDA for the IT segment was $1.5 million, or 101% of the overall EBITDA, for 2005 as compared to $1.3 million, or 76.0% of the overall EBITDA, for 2004.

Engineering

Engineering revenues of $11.2 million in 2005 decreased $778,000, or 6.5%, compared to 2004. The decrease in revenue was attributable to the softening of demand for the Company's engineering services. The Engineering segment EBITDA was a loss of $94,000, as compared to $488,000, or 29.6% of the overall EBITDA for 2004.

Commercial

Commercial revenues of $8.6 million in 2005 increased $2.5 million, or 40.2% compared to 2004. The increase in revenues for the Commercial segment was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $86,000, or 6.0% of the overall EBITDA, as compared to a loss of $92,000 for 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                           Thirty-Nine         Forty
                                           Weeks Ended         Weeks Ended
                                           October 1, 2005     October 2,  2004
                                           -----------------    ----------------
                                                      (In Thousands)
                                           -------------------------------------
               Operating Activities               $2,597               $84
               Investing Activities                 $237             ($264)
               Financing Activities                ($727)          ($2,143)

     Operating Activities

     Operating activities provided $2.6 million of cash for the thirty-nine weeks ended October 1, 2005 as compared to using $84,000 for the comparable 2004 period. The increase in cash provided by operating activities was primarily attributable to increased earnings, a decrease in prepaid expenses and other current assets, an increase in income taxes payable, an increase in deferred tax assets and an increase in accounts payable and accrued expenses, which was offset by an increase in accounts receivable, an increase in restricted cash, a decrease in payroll and withheld taxes and a decrease in accrued compensation. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities for the remainder of fiscal 2005. The Company continues to institute enhanced managerial controls and standardization over its receivables collection and disbursement processes.

     Investing Activities

     Investing activities provided $236,800 for the thirty-nine weeks ended October 1, 2005 as compared to a use of $264,000 for the comparable 2004 period. The increase in cash provided for investing activities was primarily attributable to working capital acquired upon the acquisition of a subsidiary, which was offset by an increase in expenditures for property and equipment.

     Financing Activities

     Financing activities principally consisted of debt reduction of $1.0 million in 2005 as compared to $2.4 million for the comparable 2004 period.

     On May 31, 2002, the Company and its subsidiaries entered into an amended and restated loan agreement, which was further amended on October 17, 2004, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability of credit under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable for which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Liquidity and Capital Resources (Continued)

     The Revolving Credit Facility expires in August 2006. The weighted average interest rates under the Revolving Credit Facility for the thirty-nine weeks ended October 1, 2005 and forty weeks ended October 2, 2004 were 6.0% and 2.84%, respectively. The amounts outstanding under the Revolving Credit Facility at October 1, 2005 and January 1, 2005 were $3.9 million and $4.9 million, respectively. At October 1, 2005, the Company had availability for additional borrowing under the Revolving Credit Facility of $21.0 million.

     The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any long and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations or future financing transactions. The Company is involved in litigation as described in Footnote 13 (Contingencies) to the financial statements. The outcome of litigation is subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity, and the results of operations for the period in which the effect becomes reasonably estimable.

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

     At October 1, 2005, the Company had a deferred tax asset totaling $4.9 million, primarily representing the tax effect of the net operating loss carry forwards, and the litigation reserve. The Company expects to utilize the deferred tax asset during the twelve months ending September 30, 2006 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of October 1, 2005, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 60 basis points) increase in interest rates on its variable debt (using average debt balances during the thirty-nine weeks ended October 1, 2005 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 4.    CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act recorded, is processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

     The Company has appealed to the Appellate Division of the Superior Court of New Jersey, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs have cross-appealed from the Court's denial of pre-verdict, pre-judgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. The briefing phase of the appeal was concluded in April 2004 and oral argument was heard on February 15, 2005. The timing of a ruling on the appeal cannot be predicted at this time but is expected in the fourth quarter of 2005. Further appellate proceedings are likely no matter which side prevails in the Appellate Division.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of October 1, 2005, the accrued litigation reserve is $8.4 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

     In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey, Law Division, Bergen County, on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation was temporarily stayed in the Law Division while the appeal of the underlying action went forward in the Appellate Division of the Superior Court. On May 16, 2005, the Law Division lifted that stay and pretrial discovery in the legal malpractice action ensued through September 2005. On September 14, 2005, as a consequence of certain procedural constraints imposed by the court, the Company and the various attorney and law firm defendants agreed to the dismissal of the action in Bergen County and the filing of a new action against the same defendants in the Superior Court of New Jersey, Law Division, Morris County. The Company has asserted certain additional claims against the defendants in the complaint for the new action which was filed on October 24, 2005.

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


     ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES

     On October 17, 2005, RCM issued 100,000 shares of its common stock, par value $0.05 (the "Shares") at an aggregate offering price of $632,000, to the former holders of all the issued and outstanding stock of Soltre as part of the consideration for the acquisition of Soltre. The issuance of the Shares was made in reliance on an exemption from registration of the Shares under Rule 506 of Regulation D ("Regulation D") promulgated under
     Section 5 of the Securities Act of 1933, as amended (the "Act"). Each holder of the Shares is an "accredited investor," as such term is defined in Regulation D. Each holder of the Shares has represented that he or she will not sell, transfer or otherwise dispose of the Shares unless the Shares are registered under the Act or unless an exemption from registration is available under applicable federal and state securities law. Each certificate representing the Shares contains a restrictive legend stating that the Shares have not been registered under the Act and may not be sold, transferred or otherwise disposed of unless registered under the Act or exempt from registration under applicable federal and state securities law.

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





                                          RCM Technologies, Inc.





         Date:  November 10, 2005         By: /s/ Stanton Remer
                                          -----------------------------
                                         Stanton Remer
                                         Executive Vice President,
                                         Chief Financial Officer
                                         Treasurer, Secretary and Director
                                         (Principal Financial Officer and
                                          Duly Authorized Officer of
                                          the Registrant)

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

Date:    November 10, 2005                           /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer

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

Date:    November 10, 2005                           /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934



         I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the fiscal quarter ended October 1, 2005 (the "Form 10-Q") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date: November 10, 2005

Exhibit 32.2


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934




         I, Stanton Remer, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the fiscal quarter October 1, 2005 (the "Form 10-Q") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: November 10, 2005