Form 10-K
period 2005-12-31
RCM TECHNOLOGIES INC
filed 2006-03-23
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........
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

                                                  Name of each exchange
       Title of each class                         on which registered
             None                                       None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.05
                                (Title of Class)
         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
          YES          NO  X
             ____     _____

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
          YES   X       NO__
              ____

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES   X       NO__
              ____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer X
                      ___

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $49,645,000 based upon the closing price of $4.44 per share of the registrant's common stock on June 30, 2005 on The Nasdaq National Market. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.
         The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of March 21, 2006: 11,743,861.

                      Documents Incorporated by Reference
         Portions of the definitive proxy statement for the registrant's 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K. If the 2006 Proxy Statement is not filed by May 1, 2006, an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

                             RCM TECHNOLOGIES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I                                                                                                               1

------ ------ ------ -------------------------------------------------------------------------------------------- -----

       Item      1.  Business..................................................................................      2
       Item      1A  Risk Factors .............................................................................     12
       Item      1B  Unresolved Staff Comments.................................................................     14
       Item      2.  Properties................................................................................     14
       Item      3.  Legal Proceedings.........................................................................     14
       Item      4.  Submission of Matters to a Vote of Security Holders.......................................     14

PART II                                                                                                             15
----------------------------------------------------------------------------------------------------------------- -----

       Item      5.  Market for Registrant's Common Equity, Related Stock Holder Matters and Issuer Purchases
                     of Equity Securities......................................................................     15
       Item      6.  Selected Consolidated Financial Data......................................................     16
       Item      7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....     17
       Item     7A.  Quantitative and Qualitative Disclosures about Market Risk................................     30
       Item      8.  Financial Statements and Supplementary Data...............................................     30
       Item      9.  Changes in and Disagreements with Accountants on Accounting Financial Disclosure..........     30
       Item     9A.  Controls and Procedures...................................................................     31
       Item     9B.  Other Information.........................................................................     31

PART III                                                                                                            32
----------------------------------------------------------------------------------------------------------------- -----

       Item     10.  Directors and Executive Officers of the Registrant........................................     32
       Item     11.  Executive Compensation....................................................................     32
       Item     12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                     Matters...................................................................................     32
       Item     13.  Certain Relationships and Related Transactions............................................     32
       Item     14.  Principal Accountant Fees and Services....................................................     32

PART IV                                                                                                             33
----------------------------------------------------------------------------------------------------------------- -----

       Item     15.  Exhibits, and Financial Statement Schedules...............................................     33
       Signatures..............................................................................................     36


                                     PART I
-----------------------------------------------------------------------------

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company in connection with such adoption and the outcome of litigation (at both the trial and appellate levels) involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) adverse effects on the market price of the Company's common stock due to the potential resale into the market of a significant amounts of common stock; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities;
(viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers;
(x) the Company's  ability to remain  competitive in the markets that it serves;
(xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS
-------------------------------------------------------------------------------

General

RCM is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM has been an innovative leader in the design, development, and delivery of these services to commercial and government sectors for more than 35 years. The Company provides a diversified and extensive range of service offerings and deliverables. The Company's Information Technology segment provides e-commerce, enterprise management, application lifecycle management, regulatory compliance solutions and selected vertical market specific offerings. RCM's Engineering segment provides engineering design, technical support and project management and implementation services. The Company's Commercial Services Segment provides health care contract professionals as well as clerical and light industrial temporary personnel. The Company serves clients in a variety of industries including those in the financial services, aerospace, healthcare, pharmaceutical, utility, technology, manufacturing, distribution and government sectors. The Company believes it offers a range of solutions that fosters long-term client relationships, affords cross-selling opportunities, and minimizes the Company's dependence on any single technology or industry sector. RCM sells and delivers its services through a network of 34 branch offices located in selected regions throughout North America.

The Company is a Nevada corporation organized in 1971. The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ 08109-4613.

During the year ended December 31, 2005, approximately 54.3% of RCM's total revenues were derived from Information Technology ("IT") services, 26.4% from engineering services, and the remaining 19.3% from commercial services. The Company has executed a regional strategy to better leverage its consulting services offerings.

The IT consulting services market enjoyed rapid growth and expansion through the 1990s leading up to the well documented Y2K peak demand period that lasted until early 2001. Demand for the Company's IT consulting services has yet to rebound to those levels. A decline in revenues and operating income of certain branch offices resulted in goodwill impairment charges for the fiscal years ended January 1, 2005 and December 28, 2002. Demand for the Company's IT services is significantly impacted by changes in the general level of economic activity, particularly any negative effect on technology spending. During periods of reduced economic activity, the Company may also be subject to increased competition and pricing pressure in its market. As a result, continued periods of reduced economic activity could have a material adverse impact on our business and results of information technology operations.

Industry Overview

Businesses today face intense competition, the challenge of constant technological change and the ongoing need for business process optimization. Companies are turning to IT solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and align information technologies with new business objectives is critical.

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

-------------------------------------------------------------------------------

The current economic environment has further challenged many companies to evaluate investment or funding choices and business critical applications. IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols and off-the-shelf software applications to support business objectives. Companies also need to keep pace with new technology developments, which often render existing equipment and internal skills obsolete. At the same time, external economic factors have caused many organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity, quality, and variety of IT skills necessary to design and support IT solutions. IT managers are charged with supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

The Company believes the strongest demand for IT services is among middle-market companies, which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives and often rely on IT service providers to help implement and manage their systems. However, many middle-market companies rely on multiple providers for their IT needs. Generally, the Company believes that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies' needs. The Company believes this reliance on multiple service providers creates multiple relationships that are more difficult and less cost-effective to manage than a single relationship would be and can adversely influence the quality and compatibility of IT solutions. RCM is structured to provide middle-market companies an objective, single source for their IT needs.

While many businesses have been impacted by higher oil prices in recent years, there has been growing sentiment around the world for the development of alternative sources of energy, including a renewed interest in nuclear power. Over the same period, there has been a significant increase in spending in the United States in the aerospace and defense industries due largely to a strengthening of the military and homeland security in response to geo-political unrest and the threat of terrorism. The combination of higher energy prices and increased military spending has created numerous business opportunities for service providers, especially those engaged in engineering operations in North America and abroad. The Company's Engineering group continues to focus on areas of growth within the nuclear and aerospace industries.

In addition, over the past two years, a shortage of nurses and other health care professionals in the United States has led to increases in business activity for health care service companies. Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years.

Meanwhile, improvement in the general economy of the United States over the past couple of years has positively affected temporary staffing businesses who are providers of light industrial and clerical help. Generally, demand for lower-skilled workers is stronger in the earlier stages of an economic cycle. As the economic recovery reaches a certain level of maturity, demand for lower-skilled temporary help tends to diminish.

Business Strategy

RCM is dedicated to providing solutions to meet its clients' business needs by delivering information technology and engineering services. The Company's objective is to be a recognized leader of specialized professional consulting services and solutions in major markets throughout North America. The Company has developed operating strategies to achieve this objective. Key elements of its growth and operating strategies are as follows:

Growth Strategy

Full Life Cycle Solution

The Company promotes a full life cycle solution capability to its customers. The goal of the full life cycle solution strategy is to fully address a client's project implementation cycle at each stage of its development and deployment. This entails the Company working with its clients from the initial conceptualization of a project through its design and project execution, and extending into ongoing management and support of the delivered product. RCM's strategy is selectively to build projects and solutions offerings, which utilize its extensive resource base.

------------------------------------------------------------------------------

Growth Strategy (Continued)

Full Life Cycle Solution (Continued)


The Company believes that the effective execution of this strategy will generate improved margins on the existing resources. The completion of this service-offering continuum will afford the Company the opportunity to strengthen long-term client relationships that will further contribute to the quality of earnings.

In addition to a full life cycle solution offering, the Company will continue to focus on transitioning into higher value oriented services to increase its margins on its various service lines and generate revenue that is more predictable. The company believes this can be accomplished by pursuing additional vertical market specific solutions in conjunction or combination with longer-term based solutions. The Company will seek to accomplish this through expansion of its client relationships while at the same time pursuing strategic alliances and partnerships.

Promote Internal Growth

The Company continues to evolve its internal growth strategies. Its growth strategy is designed to better serve the Company's customers, generate higher revenues, and achieve greater operating efficiencies. National and regional sales management programs were designed and implemented to segregate clients by vertical market and national accounts to advance our value added services focus. This process is improving account coordination so clients can benefit from deeper industry knowledge as well as maximizing our major account opportunities.

RCM provides a company-wide training program in which sales managers and professionals receive advanced sales training. The purpose of the training, which is a multi-semester program, is to enhance sales skills and to further assist the sales force in identifying, developing, and closing solution sales.

RCM has adopted an industry-centric approach to sales and marketing. This initiative recognizes that clients within the same industry sectors tend to have common business challenges. It therefore allows the Company to present and deliver enhanced value to those clients in the vertical markets in which RCM has assembled the greatest work experience. RCM's consultants continue to acquire project experience that offers differentiated awareness of the business challenges that clients in that industry are facing. This alignment also facilitates and creates additional cross-selling opportunities. The Company believes this strategy will lead to greater account penetration and enhanced client relationships.

Operational strategies contributing to RCM's internal productivity include the delineation of certain new solutions practice areas in markets where its clients had historically known the Company as a contract service provider. The formation of these practice areas will facilitate the flow of project opportunities and the delivery of project-based solutions. RCM's recently established Recruiting Center of Excellence facilitates the recruitment of large numbers of candidates across the U.S. and their placement through regional offices, providing a more effective and efficient means of attracting highly qualified professionals to RCM.

Continue Selective Strategic Acquisitions

The industry in which the Company operates continues to be highly fragmented, and the Company plans to continue to selectively assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's past acquisition strategy was designed to broaden the scope of services and technical competencies and grow its full life cycle solution capabilities, and the Company would continue to consider such goals in any future acquisitions. In considering acquisitions, the Company focuses principally on companies with (i) technologies or market segments RCM has targeted for strategic value enhancement, (ii) margins that will not dilute the margins now being delivered, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company's management team. To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two - to three-year period.

-------------------------------------------------------------------------------

Operating Strategy (Continued)

Foster a Decentralized Entrepreneurial Environment

A key element of the Company's operating strategy is to foster a decentralized, entrepreneurial environment for its employees. The Company fosters this environment by continuing to build on local market knowledge of each branch's reputation, customer relationships, and expertise. The Company believes an entrepreneurial business atmosphere allows its branch offices to quickly and creatively respond to local market demands and enhances the Company's ability to motivate, attract, and retain managers and to maximize growth and profitability.

Develop and Maintain Strong Customer Relationships

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

To develop close customer relationships, the Company's practice managers regularly meet with both existing and prospective clients to help design solutions and identify the resources needed to execute their strategies. The Company's managers also maintain close communications with their customers during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach can result in greater customer satisfaction. Additionally, the Company believes that by collaborating with its customers in designing business solutions, it can generate new opportunities to cross-sell additional services that the Company has to offer. The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of our customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

Attract and Retain Highly Qualified Consultants and Technical Resources

The Company believes it has been successful in attracting and retaining qualified consultants and contractors by (i) providing stimulating and challenging work assignments, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing training to maintain and upgrade skills and (v) aligning the needs of its customers with appropriately skilled personnel. The Company believes it has been successful in retaining these personnel due in part to its use of practice managers who are dedicated to maintaining contact with, and monitoring the satisfaction levels of, the Company's consultants while they are on assignment.

Centralize Administrative Functions

The Company continues to improve its operational efficiencies by integrating general and administrative functions at the corporate or regional level, and reducing or eliminating redundant functions formerly performed at smaller branch offices. This enables the Company to quickly realize savings and synergies and to efficiently control and monitor its operations, as well as to quickly integrate and enhance the return from new acquisitions. It also allows local branches to focus more on growing their local operations.

To accomplish this, the Company's financial reporting and accounting systems are centralized in the Company's operational headquarters in Parsippany, NJ. During 2004, the Company upgraded the back office operations to include increased functionality as well as business continuity planning. The systems have been configured to allow the performance of all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and financial reporting and consolidation. The Company believes that this configuration provides a robust and highly scalable platform from which to manage daily operations, and has the capacity to accommodate increased usage.

-------------------------------------------------------------------------------

Information Technology

The Company's Information Technology Segment offers responsive, timely, and comprehensive business and information technology consulting and solutions to support the entire systems applications development and implementation process. The Company's information technology professionals have expertise in a variety of technical disciplines, including e-business development, application development and integration, software quality management, regulatory compliance, network communications, knowledge management and support of client applications.


The Company has a wide array of service offerings and deliverables within this spectrum. Within its e-business offering, RCM delivers web strategies, web enablement of client applications, e-commerce solutions, Intranet solutions, corporate portals, and complete web sites. Within its business intelligence practice, RCM provides data architecture design, data warehousing, knowledge management, customer relationship management, and supply chain management solutions. In its enterprise applications area, RCM delivers both custom and packaged software product solutions, implementation, infrastructure support, hosting and integration services, and an array of post-implementation support services. In its enterprise application integration work, the Company integrates diverse but related enterprise applications into unified cohesive operating environments. The Company believes that its ability to deliver information technology solutions across a wide range of technical platforms provides an important competitive advantage.

The Company also ensures that its consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies. The Company's strategy is to maintain expertise and acquire knowledge in multiple technologies so it can offer its clients non-biased technology solutions best suited to their business needs.

The Company provides its IT services through a number of flexible delivery methods. These include management consulting engagements, project management of client efforts, project implementation of client initiatives, outsourcing, both on and off site, and a full complement of resourcing alternatives.

As of December 31, 2005, the Company had assigned approximately 658 information technology employees and consultants to its customers.

Engineering

The Company's Engineering Segment provides personnel to perform project engineering, computer aided design, and other managed task technical services either at the site of the customer or, less frequently, at the Company's own facilities. Representative services include utilities process and control, electrical engineering design, system engineering design and analysis, mechanical engineering design, procurement engineering, civil structural engineering design, computer aided design and code compliance. The Engineering Segment has developed an expertise in providing engineering, design, and technical services to many customers in the aeronautical, paper products manufacturing and nuclear power, fossil fuel and electric utilities industries.

The Company believes that the deregulation of the utilities industry and the aging of nuclear power plants offer the Company an opportunity to capture a greater share of professional staffing and project management requirements of the utilities industry both in engineering services and through cross-selling of its information technology services. Heightened competition, deregulation, and rapid technological advances are forcing the utilities industry to make fundamental changes in its business process. These pressures have compelled the utilities industry to focus on internal operations and maintenance activities and to increasingly outsource their personnel requirements. Additionally, the Company believes that competitive performance demands from deregulation should increase the importance of information technology to this industry. The Company believes that its expertise and strong relationships with certain customers within the utilities industry position the Company to be a leading provider of professional services to the utilities industry.

The Company provides its engineering services through a number of delivery methods. These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

------------------------------------------------------------------------------

Engineering (Continued)

As of December 31, 2005, the Company had assigned approximately 426 engineering and technical employees and consultants to its customers.

Commercial

The Company's Commercial Services Segment consists of specialty health care and general support services.

The Company's Specialty Health Care Group specializes in long-term and short-term staffing as well as executive search and placement for the following fields: rehabilitation (physical therapists, occupational therapists and speech language pathologists), nursing, managed care, allied health care, health care management and medical office support. The specialty health care group provides services to hospitals, long-term care facilities, schools, sports medicine facilities and private practices. Services include in-patient, outpatient, sub-acute and acute care, multilingual speech pathology, rehabilitation, and geriatric, pediatric, and adult day care. Typical engagements either range from three to six months or are on a day-to-day shift basis.

The Company's General Support Services Group provides contract and temporary services, as well as permanent placement services, for full-time and part-time personnel in a variety of functional areas, including office, clerical, data entry, secretarial, light industrial, shipping, receiving, and general warehouse. Contract and temporary assignments range in length from less than one day to several weeks or months.

As of December 31, 2005, the Company had assigned approximately 1,178 commercial services personnel to its customers.

-------------------------------------------------------------------------------

Branch Offices

The Company's organization consists of six operating regions with 34 branch offices located in the United States, Puerto Rico, and Canada. The regions and services provided by each of the branch offices are set forth in the table below.

                                  NUMBER OF           SERVICES
REGION                             OFFICES          PROVIDED(1)
----------------------------- ------------------ -------------------
EAST
       Connecticut                   2           E
       Maryland                      1           IT
       Massachusetts                 1           IT
       New Jersey                    2           IT, E
       New York                      3           IT, E, C
       Pennsylvania                  1           C
                                     -
                                    10
GREAT LAKES
       Michigan                      4           IT, E
       Minnesota                     1           IT
       Missouri                      1           IT
       Wisconsin                     3           IT, E
                                     -
                                     9
CENTRAL
       Texas                         2           IT
                                     -
                                     2
WEST
       Northern California           1           IT
       Southern California           7           IT, C
                                     -
                                     8

PUERTO RICO                          1           IT

CANADA                               4           IT, E

                                 (1)  Services provided are abbreviated as
                                      follows: IT - Information Technology E -
                                      Engineering C - Commercial

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

-----------------------------------------------------------------------------

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and Definite-Long Lived Assets by geographic area for the year ended and as of December 31, 2005 are as follows (in thousands):

                                                                                Definite
                                                                                Long-Lived
                                     Revenues           Goodwill                Assets
-------------------------------------------------------------------------------------------

 United States                            $165,808            $32,863              $809
 Canada                                     14,810             $4,797
-------------------------------------------------------------------------------------------
                                          $180,618            $37,660              $809
===========================================================================================

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

From its headquarters locations in New Jersey, the Company provides its branch offices with centralized administrative, marketing, finance, MIS, human resources and legal support. Centralized administrative functions minimize the administrative burdens on branch office managers and allow them to spend more time focusing on sales and marketing and practice development activities.

Our principal sales offices have one general manager, one sales manager, three to six sales people, several technical delivery or practice managers, and several recruiters. The general managers report to regional vice presidents who are responsible for ensuring that performance goals are achieved. The Company's regional vice presidents meet frequently to discuss "best practices" and ways to increase the Company's cross selling of its professional services. The Company's practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

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

The Company has elevated the importance of working with and developing its partner alliances with technology firms. Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company. Relations have been established with firms such as Microsoft, QAD, Mercury, IBM, Harland Financial, and Oracle among others. The partner programs may be managed either at a national level from RCM's corporate offices or at a regional level from its branch offices.

-------------------------------------------------------------------------------

The Company's larger representative customers include 3M, ADP, Ameriquest, BancTec, Inc., Bristol Myers Squibb, Bruce Power L.P, Countrywide Home Loans,
Entergy, FlightSafety International, MSC Industrial Supply, Ontario Power Generation, Schering Plough, United Technologies, and Wells Fargo. The Company serves Fortune 1000 companies and many middle market clients. The Company's relationships with these customers are typically formed at the local or regional level or, when appropriate, at the corporate level for national accounts.

During 2005, the Company's largest customer accounted for 8.8% of the Company's revenues. The Company's five and ten largest customers accounted for approximately 26.3% and 35.6%, respectively, of the Company's revenues for 2005. Recruiting and Training

The Company devotes a significant amount of time and resources, primarily at the branch level, to locating, training, and retaining its professional personnel. Full-time recruiters utilize the Company's proprietary databases of available personnel, which are cross-indexed by competency and skill to match potential candidates with the specific project requirements of the customer. The qualified personnel in the databases are identified through numerous activities, including networking, referrals, trade shows, job fairs, schools, newspapers, and trade journal advertising, Internet recruiting services and the Company's website.

The Company believes that a significant element to the Company's success in retaining qualified consultants and contract personnel is the Company's use of consultant relationship managers and technical practice managers. Consultant relationship managers are qualified Company personnel dedicated to maintaining on-site contact with, and monitoring the satisfaction levels of, the Company's consultants and contract personnel while they are on assignment. Practice managers are consulting managers responsible for the technical development and career development of the Company's technical personnel within the defined practice areas. The Company provides technical training and skills development through vendor-sponsored courses, computer-based training tools and on-the- job mentoring programs.

Information Systems

The Company has invested, and is continuing to invest, in its current ERP installation. During 2004, the Company upgraded the hardware, operating system, and ERP software to accommodate its growing needs The ERP system resides on Windows 2003 enterprise server operating system, and is housed on multi redundant Dell PowerEdge servers. The branch offices of the Company are networked to the corporate offices via AT&T managed VPN enabling the ERP application to be accessed securely at all operational locations. The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality.

The Company also maintains a unified front end system. This system consists of two elements: the PCR system and the Microsoft CRM system. The PCR system manages candidate information in a skills based database, work order flows, and recruiting reporting on a national basis. The PCR application is housed on a Dell PowerEdge 1750 with a RAID 5 disk configuration. The database in which the PCR information is stored is Microsoft SQL 2000 (SP 3A). The web based system, provided by Main Sequence, Inc., is customized to RCM's business requirements and is hosted and maintained at the Company's data center. Each of the service groups maintains databases to permit efficient tracking of available personnel on a local basis. This system facilitates efficient matching of customers' requirements with available technical personnel.

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

The company is also reviewing proposals for a time and attendance system, which will augment the ERP application by catering to the needs of its diverse business offerings and distributed workforce. Anticipated rollout for this system is expected by mid 2006.

------------------------------------------------------------------------------

Other Information

Safeguards - Business, Disaster and Contingency Planning

RCM has implemented a number of safeguards to protect the Company from various system-related risks including a warm data center disaster recovery site, redundant telecommunications and server systems architecture, multi-tiered server and desktop backup infrastructure, and data center physical and environmental controls. In addition, RCM has developed disaster recovery / business continuity procedures for all offices, and is in the process of documenting application support frameworks for all business critical applications.

Given the significant amount of data generated in the Company's key processes including recruiting, sales, payroll and customer invoicing, RCM has established redundant procedures, functioning on a daily basis, within the Company's primary data center. This redundancy mitigates the risks related to hardware application and data loss by utilizing the concept of live differential backups of servers and desktops to Storage Area (SAN) devices on its backup LAN, culminating in offsite storage at an independent facility. Controls within the data center environment ensure that all systems are proactively monitored and data is properly archived.

Additionally, RCM has contracted and brokered strategic relationships with third-party vendors to meet its recovery objectives in the event of a system disruption. For example, comprehensive service level agreements provided by AT&T for RCM's managed firewall, VPN and data circuits guarantees minimal outages as well as network redundancy and scalability. The Disaster Recovery site, located at the corporate office in Pennsauken, provides WAN, ERP and messaging redundancy services should the primary data center facility at Parsippany become inoperable.

The company's ability to protect its data assets against damage from fire, power loss, telecommunications failures, and facility violations is critical. The deployment of virus, spam, and patch management controls extends from the email gateway to all desktops and is centrally monitored and managed. In addition to the standard virus and malware controls, an Intrusion Protection System (IPS) monitors and alerts on changes in network traffic patterns as well as known hostile signatures.

Finally, the Company maintains a comprehensive disaster recovery plan that outlines the recovery organization structure, roles and procedures, including site addendum disaster plans for all of its key operating offices. Corporate IT personnel regulate the maintenance and integrity of backed-up data throughout the Company.

Competition

The  market  for  IT  and  engineering  services  includes  a  large  number  of competitors, is subject to rapid change, and is highly competitive. As the market demand has shifted, many software companies have adopted tactics to pursue services and consulting offerings making them direct competitors when in the past they may have been alliance partners. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

The Company believes its principal competitive advantages in the IT and engineering services market include: strong relationships with existing clients, a long track record with over 1,000 clients, a broad range of services, technical expertise, knowledge and experience in multiple industry sectors, quality and flexibility of service, responsiveness to client needs and speed in delivering IT solutions.

Additionally, the Company competes for suitable acquisition candidates based on its differentiated acquisition model, its entrepreneurial and decentralized operating philosophy, and its strong corporate-level support and resources.

------------------------------------------------------------------------------

Seasonality

The timing of certain holidays, weather conditions, and seasonal vacation patterns can cause the Company's results of operations to fluctuate. The Company generally expects to realize higher revenues, operating income, and net income during the second and third quarters and relatively lower revenues, operating income, and net income during the first and fourth quarters.

Employees

As of December  31,  2005,  the  Company  employed  an  administrative  staff of approximately 250 people, including certified IT specialists and licensed engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company. As of December 31, 2005, there were approximately 658 information technology and 426 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods. As of December 31, 2005, there were approximately 1,178 commercial services employees and consultants. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 1A.  RISK FACTORS
------------------------------------------------------------------------------

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

Highly Competitive Business

The staffing services and outsourcing markets are highly competitive and have limited barriers to entry. RCM competes in global, national, regional, and local markets with numerous temporary staffing and permanent placement companies. Price competition in the staffing industry is significant and pricing pressures from competitors and customers are increasing. In addition, there is increasing pressure on companies to outsource certain areas of their business to low cost offshore outsourcing firms. RCM expects that the level of competition will remain high in the future, which could limit RCM's ability to maintain or increase its market share or profitability.

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

-----------------------------------------------------------------------------

Workers' Compensation and Employee Medical Insurance

The Company self-insures a portion of the exposure for losses related to workers' compensation and employees' medical insurance. The Company has established reserves for workers' compensation and employee medical insurance claims based on historical loss statistics and periodic independent actuarial valuations. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company's future financial results.

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

Goodwill and Intangible Impairments May Have an Adverse Effect on our Results of Operations

The Company recorded a write down of $2.2 million in 2004 related to impairment of goodwill. As of December 31, 2005, we had $38.5 million of goodwill and intangible assets on our balance sheet, which represented 36.0% of our total assets. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. If we are required to further write down goodwill, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

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

Litigation

The Company is involved in certain litigation as described in Note 16 to the financials statements (Legal Proceedings). An adverse outcome to the litigation could have an adverse impact on the financial position and results of operations of the Company.

Data Center Capacity and Telecommunication Links

Uninterruptible Power Supply (UPS), fire suppression and environmental control systems, protect RCM's datacenter. All systems are monitored on a 24/7 basis with alerting capabilities via voice or email. The telecommunications architecture at RCM utilizes a managed solution from AT&T, which encompasses redundancy, with the incorporation of shadow circuits and backup devices, and diversity, with circuits provisioned from different geographical locations and high availability failover VPN tunnels across locations.

-------------------------------------------------------------------------------

RCM's ability to protect its data centers against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of its services, RCM must be able to store, retrieve, process and manage large databases and periodically expand and upgrade its capabilities. Any damage to the Company's data centers or any failure of the Company's telecommunication links that interrupts its operations or results in an inadvertent loss of data could adversely affect RCM's ability to meet its customers' needs and their confidence in utilizing RCM for future services.

Access to Company Information

RCM Technologies, Inc. electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxies, information statements, and other information regarding issuers that file electronically.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
-------------------------------------------------------------------------------

Not applicable.

ITEM 2.  PROPERTIES
-------------------------------------------------------------------------------

The Company provides specialty professional consulting services, principally performed at various client locations, through 34 administrative and sales offices in 13 states and territories in the United States, Puerto Rico, and Canada. The Company's offices typically consist of 1,000 to 3,000 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 10,200 square feet and are leased at a rate of $13.75 per square foot per annum for terms ending on December 31, 2006 and January 31, 2011.

The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271. These premises consist of approximately 28,000 square feet and are leased at a rate of $27.50 per square foot per annum for a term ending on June 30, 2012.

-------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 16 to the consolidated financial statements included in Item 8 of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II
-------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------

Shares of the Company's common stock are traded on The Nasdaq National Market under the Symbol "RCMT". The following table sets forth approximate high and low sales prices for the two years in the period ended December 31, 2005 as reported by The Nasdaq National Market:

                                 Common Stock
----- ---------------------- ----------------------
Fiscal 2004                      High          Low
---------------------------- --------- -- ---------
      First Quarter             $8.06        $6.48
      Second Quarter             7.69         3.89
      Third Quarter              6.73         3.95
      Fourth Quarter            $5.15        $4.00

Fiscal 2005
---------------------------- --------- -- ---------
      First Quarter             $5.39        $4.26
      Second Quarter             5.00         3.96
      Third Quarter              7.99         4.20
      Fourth Quarter            $7.47        $4.86

Holders

As of March 1, 2006, the approximate number of holders of record of the Company's Common Stock was 560. Based upon the requests for proxy information in connection with the Company's most recent Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 1,956.

Dividends

The Company has never declared or paid a cash dividend on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain all earnings to finance the development and expansion of the Company's business. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant. The Revolving Credit Facility (as defined in Item 7 hereof) prohibits the payment of dividends or distributions on account of the Company's capital stock without the prior consent of the majority of the Company's lenders.

Unregistered Sales of Equity Securities

On October 17, 2005, RCM issued 100,000 shares of its common stock, par value $0.05 (the "Shares") at an aggregate offering price of $632,000, to the former holders of all the issued and outstanding stock of Soltre as part of the consideration for the acquisition of Soltre. See Financial Statement Note No. 2. The issuance of the Shares was made in reliance on an exemption from registration of the Shares under Rule 506 of Regulation D ("Regulation D") promulgated under Section 5 of the Securities Act of 1933, as amended (the "Act"). Each holder of the Shares is an "accredited investor," as such term is defined in Regulation D. Each holder of the Shares has represented that he or she will not sell, transfer, or otherwise dispose of the Shares unless the Shares are registered under the Act or unless an exemption from registration is available under applicable federal and state securities law. Each certificate representing the Shares contains a restrictive legend stating that the Shares have not been registered under the Act and may not be sold, transferred or otherwise disposed of unless registered under the Act or exempt from registration under applicable federal and state securities law.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
-------------------------------------------------------------------------------

The selected historical consolidated financial data was derived from the Company's Consolidated Financial Statements. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, and notes thereto, included elsewhere herein.

                                                                              Years Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                        December 31,         January 1,       December 27,       December 28,       December 29,
-----------------------------------------------------------------------------------------------------------------------------------
                                            2005              2005(2)             2003               2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
Income Statement

Revenues                                   $180,618,164       $169,277,490       $206,605,188      $186,650,616       $234,739,066
Gross profit                                 42,682,532         40,973,845         44,594,686        46,664,861         62,575,740
Income before the charges listed
below                                         3,593,086          4,412,205          6,812,107         8,005,135          9,407,072
Amortization, net of tax                        (57,000)           (41,000)           (18,000)          (12,000)        (5,385,000)
Goodwill impairment, net of tax                                 (2,164,338)                         (24,748,000)       (22,758,000)
Unusual items, net of tax                                                                            (6,414,000)
Equity compensation, net of tax                                                    (4,014,954)
Income (loss) from continuing
  operations                                  3,536,086          2,206,867          2,779,153       (23,168,865)       (18,735,928)
Loss from discontinued
  operations                                                                                           (967,065)           (20,041)
Net income (loss)                            $3,536,086         $2,206,867         $2,779,153      ($24,135,930)      ($18,755,969)

Earnings Per Share (1)
Income (loss) from continuing
  operations  - Diluted                            $.30               $.19               $.26            ($2.19)            ($1.78)
Loss from discontinued
  operations                                                                                               (.09)
Net income (loss):
  Basic                                            $.31               $.19               $.26            ($2.28)            ($1.78)
  Diluted                                          $.30               $.19               $.26            ($2.28)            ($1.78)

-----------------------------------------------------------------------------------------------------------------------------------
                                        December 31,         January 1,       December 27,       December 28,       December 29,
-----------------------------------------------------------------------------------------------------------------------------------
                                            2005              2005 (2)            2003               2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet

Working capital                             $33,032,366        $29,544,955        $23,881,579        $16,516,062       $10,977,131
Total assets                                106,772,702         99,388,087         99,703,589         88,439,784       131,155,945
Long term liabilities
Total liabilities                            31,084,077         29,443,051         32,533,493         29,193,630        47,866,145
Stockholders' equity                        $75,688,625        $69,945,036        $67,170,096        $59,246,154       $83,289,800

------------------------------------

(1) Shares used in computing earnings per share:

Basic                                        11,456,757         11,325,626         10,716,179         10,585,503        10,519,701
Diluted                                      11,731,591         11,679,811         10,896,305         10,585,503        10,519,701

((2)) Year ended January 1, 2005 had fifty-three weeks and all other years had fifty-two weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be volatile.

During the latter portion of the 1990s' RCM made significant personnel and infrastructure investments to support a high-growth strategy through broad-based market penetration and acquisitions. The dramatic slowdown in the United States economy, which began during 2000, prompted management to reconsider its strategy. In that regard, the Company initiated reductions in its staff personnel and office requirements in response to the decrease in sales volume in the year 2001. Since that time, management has continued to monitor its operating cost structure in order to maintain a cost benefit relationship with revenues. In addition, there has been an ongoing focus on working capital management and cash flows. These efforts have resulted in an improvement in accounts receivable collections, debt reduction and improved cash flows. Furthermore, the Company has improved discipline in its marketing and sales strategies by providing a more cohesive and relevant marketing and sales approach to new and existing customers and now focuses on growth in targeted vertical markets and in service offerings providing greater revenue opportunities.

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

The Company provides project management and consulting services, which are billed based on either an agreed-upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solutions and project management services. The Company also realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------------------------

Overview (Continued)

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits, and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and reporting responsibilities and acquisition program. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates to the allocation of the purchase price of an acquisition, which has been assigned to covenants not to compete, and customer lists. Acquisitions have been accounted for under Statement of Financial Accounting Standards No. 141 "Business Combinations", and have created goodwill.
Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make subjective decisions, assessments, and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that, its assumptions are reasonable and appropriate, actual results may be materially different from estimated. The Company has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue Recognition

The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Engineering Services and Information Technology Services segments also perform project services. All of the Company's segments derive revenue from permanent placement fees.

Project Services

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin Number 104, "Revenue Recognition" ("SAB No. 104"). SAB No. 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The
Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. Expenses related to contracts that extend beyond a 12-month period are charged to Cost of Services as incurred.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Revenue Recognition (Continued)

Staffing Services

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

Goodwill and Intangibles

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Accordingly, the Company evaluates the carrying value and recoverability of its goodwill by evaluating the fair market value of the reporting units within which goodwill resides. The process of estimating fair value, in part, relies on the use of forecasts to estimate future cash flows expected from a reporting unit as well as the use of discounted cash flows and market multiples in determining fair market value. In order to estimate future cash flows, management must make subjective judgments based on reasonable and supportable assumptions and projections. The periods for estimating future cash flows are uncertain, which increases the risk that actual future results could significantly deviate from estimates. Changes in future market conditions, the Company's strategy, or other factors could have an effect upon the future values of these reporting units, which could result in future impairment charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Accounting for Stock Options

The Company has used stock options to attract, retain, and reward employees for long-term service. Accounting principles generally accepted in the United States allow alternative methods of accounting for these awards. The Company has chosen to account for its stock plans (including stock option plans) under Accounting Principle Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"). Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's income statement. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") prescribes the alternative method of accounting for stock options. Had SFAS 123 been adopted, the Company would have recorded additional costs of approximately $692,000, $321,000 and $500,000 for the years ended December 31, 2005, January 1, 2005 and December 27, 2003, respectively. The pro forma compensation cost was calculated using the
Black-Scholes Options Pricing Model, which includes estimates, based on assumptions for the risk-free interest rate, life of options and stock price volatility and is based upon freely traded options. Changes in the underlying assumptions could affect the pro forma compensation cost.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which is a revision of SFAS No. 123. SFAS 123R supersedes APB Opinion No. 25, and amends FASB Statement No. 95, "Statement of Cash Flows". The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS No. 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Income based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS No. 123, will not be permitted after 2005, since SFAS 123R must be adopted no later than the first interim or annual period beginning after December 15, 2005. The Company has adopted the "modified prospective" method of adoption of SFAS 123R effective as of January 1, 2006, whereby earnings for prior periods will not be restated as though stock based compensation had been expensed. Although the Company has not yet fully evaluated the effect of SFAS 123R on its results of operations, the Company believes that the impact on the Consolidated Statements of Income will be similar to the pro forma impact shown above for the fifty-two weeks ended December 31, 2005.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of December 31, 2005, the Company had total net deferred tax assets of $4.0 million. This includes $3.3 million for a reserve for litigation charges. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Results of Operations (In thousands, except for earnings per share data)

                                                    Year Ended               Year Ended                Year Ended
                                                 December 31, 2005         January 1, 2005         December 27, 2003
 ------------------------------------------------------------------------------------------------------------------------
                                                              % of                     % of                        % of
                                               Amount       Revenue      Amount      Revenue      Amount          Revenue
 ------------------------------------------------------------------------------------------------------------------------
 Revenues                                      $180,618         100.0    $169,277        100.0    $206,605         100.0
 Cost of services                               137,935          76.4     128,303         75.8     162,010          78.4
 ------------------------------------------------------------------------------------------------------------------------
 Gross profit                                    42,683          23.6      40,974         24.2      44,595          21.6

 Selling, general and administrative             35,461          19.6      34,330         20.3      32,558          15.8
 Depreciation and amortization                    1,206            .7       1,219           .7       1,223            .6
 Compensation expense for
 stock                     option tender                                                             6,692           3.2
 offer
 Impairment of goodwill                                                     2,164          1.3
 Other expense, net                                 209            .1         450           .3         182            .1
 Income before income taxes                       5,806           3.2       2,811          1.6       3,940           1.9
 Income taxes                                     2,270           1.2         604           .3       1,161            .6
 ------------------------------------------------------------------------------------------------------------------------
 Net income                                      $3,536           2.0      $2,207          1.3      $2,779           1.3
 ========================================================================================================================


 Earnings per share
 Basic:                                            $.31                      $.19                     $.26
 ------------------------------------------------------------------------------------------------------------------------
 Diluted:                                          $.30                      $.19                     $.26
 ========================================================================================================================

The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 is a 53-week reporting year. Therefore, the reporting period ended January 1, 2005 consisted of fifty-three weeks as compared to the two other years, which ended on December 31, 2005 and December 27, 2003, consisting of fifty-two weeks. Unless specifically noted otherwise, the following discussion of changes between comparable periods does not reflect the fact that the fiscal year ended 2004 contains an additional one week.

Year Ended December 31, 2005 Compared to Year Ended January 1, 2005

Revenues. Revenues increased 6.7%, or $11.3 million, for the year ended December 31, 2005 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increased $5.1 million in the Information Technology ("IT") segment, decreased $3.5 million in the Engineering segment, and increased $9.7 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Year Ended December 31, 2005 Compared to Year Ended January 1, 2005 (Continued)

Cost of Services. Cost of services increased 7.5%, or $9.6 million, for the year ended December 31, 2005 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 76.4% for the year ended December 31, 2005 from 75.8% for the comparable prior year period. This increase was primarily attributable to increased pricing pressures in the IT segment as well as increased revenues in the Commercial Segment, which has lower gross margins.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 3.3%, or $1.1 million, for the year ended December 31, 2005 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 19.6% for the year ended December 31, 2005 as compared to 20.3% for the comparable prior year period. This modest decrease was primarily attributable to continued cost containment activities, which were offset by increased sales costs on higher revenues and increased legal fees.

Depreciation and Amortization. Depreciation and amortization decreased 1.1%, or $13,000, for 2005 as compared to 2004.

Other Expense. Other expense consisted of interest expense, net of interest income and gains and losses on foreign currency transactions. For the year ended December 31, 2005, actual interest expense of $568,000 was offset by $347,000 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, decreased $253,000 for the year ended December 31, 2005 as compared to the comparable prior year period. This decrease was primarily due to a reduction of debt, which was partially offset by an increase in the effective interest rate on the line of credit for the year ended December 31, 2005 as compared to the comparable prior year period. Gains on foreign currency transactions decreased $13,000 because of the stabilization of the Canadian Dollar as compared to the U. S. Dollar during the year ended December 31, 2005, as compared to the strengthening of the Canadian Dollar in relation to the U.S. Dollar in the comparable prior year period.

Income Tax. Income tax expense increased 276%, or $1.7 million, for the year ended December 31, 2005 as compared to the comparable prior year period. The increase was attributable to a favorable change in the valuation allowance in 2004, which was offset by a nondeductible goodwill impairment charge of $2.2 million in fiscal year ended January 1, 2005. The effective tax rate was 39.1% for the year ended December 31, 2005 as compared to 27.1%, in the year ended January 1, 2005, which was net of the goodwill charge and change in valuation allowance in the comparable prior year.

Goodwill Impairment. SFAS 142 requires the Company to perform a goodwill impairment test on at least an annual basis. The results of the 2005 impairment testing indicated no impairment to goodwill. The 2004 analysis revealed that goodwill amounting to approximately $2.2 million had been impaired for the fiscal year ended January 1, 2005, and therefore, would not be recoverable through future profitable operations. There can be no assurance that future goodwill impairment tests will not result in further impairment charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Year Ended December 31, 2005 Compared to Year Ended January 1, 2005 (Continued)

Segment Discussion (See Footnote 15)

Information Technology

IT revenues of $98 million in 2005 represented an increase of $5.1 million, or 5.5%, compared to 2004. This increase is attributable to an increase in demand for IT services. EBITDA for the IT segment was $5.8 million, or 80% of the overall EBITDA, for 2005 as compared to $2.1 million, or 47.6% of the overall EBITDA, for 2004.

Engineering

Engineering revenues of $47.7 million in 2005 represented a decrease of $3.5 million, or 7.5%, compared to 2004. The decrease in revenue was attributable to the softening of demand for the Company's engineering services. The Engineering segment EBITDA was $258,000, or 3.6% of the overall EBITDA, for 2005 as compared to $2.8 million, or 63.1% of the overall EBITDA, for 2004.

Commercial

Commercial revenues of $34.9 million in 2005 represented an increase of $9.7 million, or 38.6% compared to 2004. The increase in revenues for the Commercial segment was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $1.1 million, or 15.6% of the overall EBITDA, for 2005 as compared to a loss of $428,000, for 2004.


Year Ended January 1, 2005 Compared to Year Ended December 27, 2003

Revenues. Revenues decreased 18.1%, or $37.3 million, for the year ended January 1, 2005 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decreased $8.0 million in the Information Technology segment, decreased $35.5 million in the Engineering segment, and increased $6.2 million in the Commercial segment. Management attributes the overall decrease to the conclusion in accordance with the terms of two major contracts in the IT and Engineering segments in early 2004 as well as a softening of demand for information technology services, offshore competition, and widespread pricing pressures. The aggregate revenues from the two major contracts in fiscal 2003 were $31.9 million.

Cost of Services. Cost of services decreased 20.8%, or $33.7 million, for the year ended January 1, 2005 as compared to the comparable prior year period. This decrease was primarily due to the decrease in costs associated with the conclusion of two major contracts in early 2004. Cost of services as a percentage of revenues decreased to 75.8% for the year ended January 1, 2005 from 78.4% for the comparable prior year period. This decrease was primarily attributable to a decrease in subcontracted labor related to low margin revenues in the Engineering segment. This subcontracted labor was part of a major contract, which concluded in early 2004.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 5.4%, or $1.8 million, for the year ended January 1, 2005 as compared to the comparable prior year period. This increase was primarily attributable to increased healthcare costs, statutory payroll taxes and one additional week of SGA payroll. SGA expenses as a percentage of revenues were 20.3% for the year ended January 1, 2005 as compared to 15.8% for the comparable prior year period. This increase was primarily attributable to a decline in revenue of $37.3 million or 18.1%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

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

Goodwill Impairment. SFAS 142 requires the Company to perform a goodwill impairment test on at least an annual basis. For purposes of its 2004 and 2003 annual impairment testing, the Company determined the fair value of its reporting units using a discounted cash flow method and relative market multiples for comparable businesses, as of November 30, 2004 and 2003, respectively. The analysis revealed that goodwill, amounting to approximately $2.2 million had been impaired for the fiscal year ended January 1, 2005 and therefore, would not be recoverable through future profitable operations. The results of the 2003 impairment testing indicated no impairment to goodwill. There can be no assurance that future goodwill impairment tests will not result in further impairment charges.

Segment Discussion (See Footnote 14)

Information Technology

IT revenues of $92.9 million in 2004 decreased $8.0 million, or 7.9%, compared to 2003. The decline was principally attributable to a softening of demand for information technology services, offshore competition, and widespread pricing pressures. EBITDA for the IT segment was $2.1 million, or 47.6% of the overall EBITDA for 2004 as compared to $7.3 million, or 136% of the overall EBITDA, for 2003.

Engineering

Engineering revenues of $51.2 million in 2004 decreased $35.5 million, or 41.0%, compared to 2003. The decrease in revenue was attributable to the conclusion of a major engineering contract in early 2004 on which RCM had accepted lower margins. The Engineering segment EBITDA was $2.8 million, or 63.1% of the overall EBITDA for 2004 as compared to $3.4 million, or 63.1% of the overall EBITDA, for 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Year Ended January 1, 2005 Compared to Year Ended December 27, 2003 (Continued)

Commercial

Commercial revenues of $25.2 million in 2004 increased $6.2 million, or 32.4% compared to 2003. The increase in revenues for the Commercial segment was attributable to improvement in economic activity within this segment. The revenues in the Commercial segment increased as compared to the decrease in revenues in the IT and Engineering segments, which resulted in a larger allocation of corporate overhead burden to the Commercial segment as compared to the same period a year ago. The Commercial segment EBITDA was a loss of $428,000, as compared to income of $334,000, for 2003. The overall decline is principally attributable to competitive pricing pressures, an unfavorable worker's compensation rating market in California and start-up expenses associated with market expansion of the specialty health care group.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                     Year Ended             Year Ended
(In thousands)                   December 31, 2005        January 1, 2005
---------------------------- -- --------------------- -- ------------------

Operating Activities                          $3,346                 ($424)
Investing Activities                         ($2,483)                ($494)
Financing Activities                           ($141)              ($2,011)

Operating Activities

Operating activities provided $3.3 million of cash for the year ended December 31, 2005 as compared to operating activities using $424,000 of cash for the comparable 2004 period. The increase in cash provided by operating activities was primarily attributable to increased earnings, an increase in accounts payable and accrued expenses and income taxes payable, which was partially offset by an increase in accounts receivable, a decrease in accrued payroll and payroll and withheld taxes. The Company continues to institute enhanced managerial controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $2.5 million for the year ended December 31, 2005 as compared to $494,000 for the comparable prior year period. The increase in the use of cash for investing activities for 2005 as compared to the comparable prior year period was primarily attributable to the use of cash of $1.6 million for an acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)

Financing Activities

Financing activities consisted of debt reduction of $1.0 million for the fiscal year ended December 31, 2005 as compared to financing activities using $2.4 million for debt reduction for the comparable prior year period. In addition, the Company received $1.0 million in 2005 as compared to $389,000 in 2004 of cash as a result of the exercise of employee stock options and the sale of stock through the Company's Employee Stock Purchase Plan.

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

The Revolving Credit Facility expires in August 2006. Management of the Company has commenced negotiations for renewal or replacement of the Revolving Credit Facility. Management has renewed this Revolving Credit Facility in the past and anticipates that it will do so again. The weighted average interest rates under the Revolving Credit Facility for the years ended December 31, 2005 and January 1, 2005 were 6.31% and 3.99%, respectively. The amounts outstanding under the Revolving Credit Facility at December 31, 2005 and January 1, 2005 were $3.9 million and $4.9 million, respectively. At December 31, 2005, the Company had availability for additional borrowing under the Revolving Credit Facility of $21.0 million.

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

The  Company  does  not  currently   have  material   commitments   for  capital
expenditures and does not currently anticipate entering into any such commitments during the next 12 months. The Company's current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for the next 12 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)

At December 31, 2005, the Company had a deferred tax asset totaling $4.0 million, primarily representing the tax effect of a litigation reserve. The Company expects to utilize the deferred tax asset during the 12 months ending December 30, 2006 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of December 31, 2005 (in thousands):

                                         Payments Due by Period
---------------------------------------------------------------------------------------------------------------
                                                        Less Than                                  More Than
                                           Total         1 Year       1-3 Years      3-5 Years      5 Years
---------------------------------------------------------------------------------------------------------------

Long-Term Debt Obligations (1)                $3,900        $3,900
Operating Lease Obligations                    9,966         2,620        $3,450         $2,605         $1,291
---------------------------------------------------------------------------------------------------------------

Total                                        $13,866        $6,520        $3,450         $2,605         $1,291
===============================================================================================================


(1) The Revolving Credit Facility is for $25.0 million and includes a sub-limit of $2.0 million for letters of credit. The agreement expires in August 2006. At December 31, 2005, there was an outstanding letter of credit for $116,000.

Significant employment agreements are as follows:

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt, which currently provides for an annual base salary of $475,000 and other customary benefits. In addition, the agreement provides that Mr. Kopyt's annual bonus is based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization. As of December 31, 2005, the agreement expires on February 28, 2008. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The employment agreement is terminable by the Company upon Mr. Kopyt's death or disability, or for "good and sufficient cause," as defined in the agreement.

Termination Benefits Agreement

The Company is party to a Termination Benefits Agreement with Mr. Kopyt amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 31, 2005, Mr. Kopyt would have been entitled to cash payments of approximately $3.2 million (representing salary and excise tax payments).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
----------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)

Severance Agreement

The Company is party to a Severance Agreement with Mr. Kopyt, dated June 10, 2002, (the "Severance Agreement"). The severance agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than "for cause," as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 31, 2005, then under the terms of the Severance Agreement, and after offsetting, any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $1.7 million, inclusive of employee benefits.

Impact of Inflation

Staffing and project services are generally priced based on mark-ups on prevailing rates of pay, and as a result are able to generally maintain their relationship to direct labor costs. Permanent placement services are priced as a function of salary levels of the job candidates. In 2005, employee benefit costs, primarily health care costs, rose due to an increase in the Company's health insurance premiums. After the significant rise in insurance costs during 2003 and 2004, the Company implemented a plan to control these costs through higher co-pays and pricing adjustments during 2005. This strategy allowed the Company to offset a portion of these costs. The Company is continuing to review its options to further reduce these costs, which the Company does not believe are representative of general inflationary trends. Otherwise, inflation has not been a meaningful factor in the Company's operations.

Recently Issued Accounting Standards

SFAS 123R, which the Company has adopted effective as of January 1, 2006, requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS No. 123, will not be permitted after 2005, since SFAS 123R must be adopted no later than the first interim or annual period beginning after December 15, 2005. The Company expects to follow the "modified prospective" method of adoption of SFAS 123R in the first quarter of 2006, whereby earnings for prior periods will not be restated as though stock based compensation had been expensed.

Management believes the impact on the financial statements will be similar to the disclosures made by footnote to the financial statements, showing the effect on earnings and earnings per share of expensing the value of stock options granted for the fifty-two weeks ended December 31, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------------------------

Recently Issued Accounting Standards (Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"). "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2006.

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


-------------------------------------------------------------------------------
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2005, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 63 basis points) increase in interest rates on its variable debt (using average debt balances during the year ended December 31, 2005 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------------

The financial statements, together with the report of the Company's Registered Public Accounting Firm, begins on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

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


ITEM 9B.  OTHER INFORMATION
-------------------------------------------------------------------------------

None.

                                    PART III
-------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------

The information in the 2006 Proxy Statement beginning immediately following the caption "ELECTION OF DIRECTORS" to, but not including, the caption "EXECUTIVE COMPENSATION" and the additional information in the 2006 Proxy Statement beginning immediately following the caption "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT" to, but not including, the caption "BOARD MEETINGS AND COMMITTEES" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

The information in the 2006 Proxy Statement beginning immediately following the caption "EXECUTIVE COMPENSATION" to, but not including, the caption "COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS" and the additional information in the 2006 Proxy Statement beginning immediately following the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" to, but not including, the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

The information in the 2006 Proxy Statement beginning immediately following the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" to, but not including, the caption "ELECTION OF DIRECTORS" is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                             remaining available for
                                Number of securities to be    Weighted-average exercise      issuance under equity
                                issued upon exercise of       price of outstanding           compensation plans,
                                outstanding options,          options, warrants and          excluding securities
       Plan category            warrants and rights           rights                         reflected in column (a)
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                1,935,483                      $4.34                       36,486
    approved by security
    holders...............
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
    approved by security        ____________________         ____________________             ____________________
    holders...............
------------------------------- ---------------------------- ---------------------------- ----------------------------
       Total.................            1,935,483                      $4.34                       36,486
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------

The information in the 2006 Proxy Statement beginning immediately following the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------------------------------------

The information in the 2006 Proxy Statement beginning immediately following the caption "PRINCIPAL ACCOUNTANT FEES AND SERVICES" is incorporated herein by reference.

                                     PART IV
-------------------------------------------------------------------------------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

     (a) 1. and 2. Financial Statement Schedules -- See "Index to Financial Statements and Schedules" on F-1.

         3. See Item (c) below.

     (b) Reports on Form 8-K

         The Company furnished to the Securities and Exchange Commission, on December 5, 2005, a Current Report on Form 8-K containing disclosure pursuant to item 7.01 of Form 8-K.

The Company furnished to the Securities and Exchange Commission, on November 9, 2005, a Current Report on Form 8-K containing disclosure pursuant to item 2.02 of Form 8-K.


     (c)      Exhibits

     (3)(a) Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1994.

     (3)(b) Certificate of Amendment of Articles of Incorporation; incorporated by reference to Exhibit A of the Registrant's Proxy Statement, dated February 6, 1996, filed with the Securities and Exchange Commission on January 29, 1996.

     (3)(c) Certificate of Amendment of Articles of Incorporation; incorporated by reference to Exhibit B of the Registrant's Proxy Statement, dated February 6, 1996, filed with the Securities and Exchange Commission on January 29, 1996.

     (3)(d)   Amended and Restated  Bylaws;  incorporated by reference to
              Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

     (4)(a) Registration Rights Agreement, dated March 11, 1996, by and between RCM Technologies, Inc. and the former shareholders of The Consortium; incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report on Form 8-K dated March 19, 1996, filed with the Securities and Exchange Commission on March 20, 1996.

   *          (10)(a) RCM Technologies, Inc. 1992 Incentive Stock Option Plan;
              incorporated by reference to Exhibit A of the Registrant's Proxy Statement, dated March 9, 1992, filed with the Securities and Exchange Commission on March 9, 1992.

     (10)(b) RCM Technologies, Inc. 1994 Non-employee Director Stock Option Plan; incorporated by reference to the appendix of the Registrant's Proxy Statement, dated March 31, 1994, filed with the Securities and Exchange Commission on March 28, 1994.

   * (10)(c) RCM Technologies, Inc. 1996 Executive Stock Option Plan, dated August 15, 1996; incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996, filed with the Securities and Exchange Commission on January 21, 1997 (the "1996 10-K").

   *(10)(d) RCM Technologies, Inc. 2000 Employee Stock Incentive Plan, dated January 6, 2000; incorporated by reference to Exhibit A of the Registrant's Proxy Statement, dated March 3, 2000, filed with the Securities and Exchange Commission on February 28, 2000.

   * (10)(e) Second Amended and Restated Termination Benefits Agreement, dated March 18, 1997, between the Registrant and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 SEC File No. 333-23753), filed with the Securities and Exchange Commission on March 21, 1997.

   * (10)(f) Amended and Restated Employment Agreement, dated November 30, 1996, between the Registrant, Intertec Design, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the Registrant's 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 15, 1997.

-------------------------------------------------------------------------------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)
-------------------------------------------------------------------------------

     (c) Exhibits (Continued)



    *(10)(g) RCM Technologies, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit A to the Registrant's Proxy Statement, dated March 3, 2000, filed with the Commission on February 28, 2000.

     (10)(h) Amended and Restated Loan and Security Agreement, dated May 31, 2002, between RCM Technologies, Inc. and All of its Subsidiaries with Citizens Bank of Pennsylvania, as Administrative Agent and Arranger.

   * (10)(i)  Severance Agreement, dated June 10, 2002, between RCM
              Technologies, Inc. and Leon Kopyt.

   * (10)(j)  Exhibit A To Severance Agreement General Release.

     (10)(k) Amendment And Modification to Amended And Restated Loan and Security Agreement, dated December 30, 2002, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

     (10)(l) Second Amendment And Modification to Amended And Restated Loan and Security Agreement, dated February 26, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

     (10)(m) Third Amendment And Modification to Amended And Restated Loan and Security Agreement, dated October 1, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

     (10)(n) Fourth Amendment And Modification to Amended And Restated Loan and Security Agreement, dated July 23, 2004, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

   *  (10)(o) Compensation Arrangements for Named Executive Officers.
              (Filed herewith)

   *  (10)(p)  Compensation Arrangements for Directors.
              (Filed herewith)

     (11)     Computation of Earnings (loss) Share. (Filed herewith)

     (21)     Subsidiaries of the Registrant. (Filed herewith)

     (23)     Consent of Grant Thornton LLP. (Filed herewith)

     31.1     Certifications of Chief Executive Officer Required by
              Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

     31.2     Certifications of Chief Financial Officer Required by
              Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

-------------------------------------------------------------------------------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)
-------------------------------------------------------------------------------

     (c) Exhibits (Continued)


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

                                   SIGNATURES
-----------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RCM Technologies, Inc.


     Date:  March 13, 2006         By:  /s/ Leon Kopyt
                                        -----------------
                                        Leon Kopyt
                                        Chairman, President, Chief Executive
                                        Officer and Director


     Date:  March 13, 2006         By:  /s/ Stanton Remer
                                        -------------------
                                        Stanton Remer
                                        Executive  Vice   President,
                                        Chief  Financial   Officer,  Treasurer,
                                        Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report has been signed below by


     Date:  March 13, 2006              /s/ Leon Kopyt
                                        --------------------------------
                                        Leon Kopyt
                                        Chairman,  President, Chief Executive
                                        Officer (Principal Executive Officer)
                                        and Director


     Date:  March 13, 2006              /s/ Stanton Remer
                                        -------------------------------
                                        Stanton Remer
                                        Executive Vice President,
                                        Chief Financial  Officer,  Treasurer,
                                        Secretary
                                        (Principal Financial and Accounting
                                         Officer) and Director


     Date:  March 13, 2006              /s/ Norman S. Berson
                                        ---------------------
                                        Norman S. Berson
                                        Director


     Date:  March 13, 2006              /s/ Robert B. Kerr
                                        -------------------
                                        Robert B. Kerr
                                        Director


     Date:  March 13, 2006              /s/ David Gilfor
                                        -----------------
                                        David Gilfor
                                        Director

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                   Page
        ------------------------------------------------------------------------------- ------ ---------

        Consolidated Balance Sheets, December 31, 2005 and January 1, 2005                         F-2

        Consolidated Statements of Income,
         Years Ended December 31, 2005, January 1, 2005 and December 27, 2003                      F-4

        Consolidated Statements of Changes in Stockholders' Equity and
        Consolidated Statements of Comprehensive Income,
         Years Ended December 31, 2005, January 1, 2005 and December 27, 2003                      F-6

        Consolidated Statements of Cash Flows,
         Years Ended December 31, 2005, January 1, 2005 and December 27, 2003                      F-7

        Notes to Consolidated Financial Statements                                                 F-9

        Report of Independent Registered Public Accounting Firm                                    F-32

        Schedules I and II                                                                         F-33



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      December 31, 2005 and January 1, 2005
-------------------------------------------------------------------------------


                                     ASSETS


                                                                            December 31,           January 1,
                                                                                2005                  2005
----------------------------------------------------------------------------------------------------------------

Current assets
   Cash and cash equivalents                                                    $3,761,063           $2,401,794
   Accounts receivable, net of allowance for doubtful accounts
      of  $1,792,000 and $1,862,000 in fiscal 2005 and 2004, respectively       44,930,276           40,535,949
   Restricted cash                                                               8,572,064            8,295,625
   Prepaid expenses and other current assets                                     2,840,700            2,790,631
   Deferred tax assets                                                           4,012,340            4,964,007
----------------------------------------------------------------------------------------------------------------

      Total current assets                                                      64,116,443           58,988,006
----------------------------------------------------------------------------------------------------------------



Property and equipment, at cost
   Equipment and leasehold improvements                                         10,038,094            9,572,546
   Less: accumulated depreciation and amortization                               6,017,593            5,153,519
----------------------------------------------------------------------------------------------------------------

                                                                                 4,020,501            4,419,027
----------------------------------------------------------------------------------------------------------------



Other assets
   Deposits                                                                        166,814              138,158
   Goodwill                                                                     37,660,320           35,842,896
   Intangible assets, net of accumulated amortization
      of $405,376 and $-0- in fiscal 2005 and 2004, respectively                   808,624
----------------------------------------------------------------------------------------------------------------

                                                                                38,635,758           35,981,054
----------------------------------------------------------------------------------------------------------------



      Total assets                                                            $106,772,702          $99,388,087
================================================================================================================


                                      F-2

                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      December 31, 2005 and January 1, 2005
-----------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            December 31,           January 1,
                                                                                2005                  2005
----------------------------------------------------------------------------------------------------------------

Current liabilities
    Line of credit                                                             $3,900,000            $4,900,000
    Accounts payable and accrued expenses                                      14,979,127            13,530,131
    Accrued payroll                                                             7,087,897             6,766,586
    Payroll and withheld taxes                                                    867,274             1,099,856
    Income taxes payable                                                        4,249,779             3,146,478
----------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                31,084,077            29,443,051
----------------------------------------------------------------------------------------------------------------



Stockholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
      no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,728,261 and
      11,383,470 shares issued and outstanding in fiscal
      2005 and 2004, respectively                                                 586,413               569,173
    Accumulated other comprehensive income                                        981,772               736,128
    Additional paid-in capital                                                100,235,338            98,290,719
    Accumulated deficit                                                       (26,114,898)          (29,650,984)
----------------------------------------------------------------------------------------------------------------

                                                                               75,688,625            69,945,036
----------------------------------------------------------------------------------------------------------------


      Total liabilities and stockholders' equity                             $106,772,702           $99,388,087
================================================================================================================

                                      F-3
                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------



                                                            December 31,          January 1,            December 27,
                                                                2005                 2005                   2003
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Revenues                                                     $180,618,164         $169,277,490           $206,605,188

Cost of services                                              137,935,632          128,303,645            162,010,502
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Gross profit                                                   42,682,532           40,973,845             44,594,686
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Operating costs and expenses
   Selling, general and administrative                         35,460,706           34,330,392             32,557,953
   Depreciation                                                 1,110,676            1,149,991              1,192,293
   Amortization                                                    95,376               68,556                 31,104
   Impairment of goodwill                                                            2,164,338
   Compensation expense for stock option tender offer                                                       6,691,590
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------
                                                               36,666,758           37,713,277             40,472,940
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Operating income                                                6,015,774            3,260,568              4,121,746
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Other (expenses) income
   Interest expense, net of interest income                      (221,070  )          (474,420  )            (314,491)
   Gain on foreign currency transactions                           11,898               24,954                132,296
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------
                                                                 (209,172  )          (449,466  )            (182,195  )
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Income before income taxes                                      5,806,602            2,811,102              3,939,551

Income tax expense                                              2,270,516              604,235              1,160,398
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Net income                                                     $3,536,086           $2,206,867             $2,779,153
======================================================= == =============== == == ============== === == ===============

                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

                                                        December 31,          January 1,           December 27,
                                                            2005                 2005                  2003
--------------------------------------------------- --- ------------- --- -- -------------- --- -- --------------

Basic earnings per share
--------------------------------------------------- --- ------------- --- -- -------------- --- -- --------------
   Net income                                                   $.31                  $.19                  $.26
=================================================== === ============= === == ============== === == ==============

Weighted average number of common shares
   outstanding                                            11,456,757            11,325,626            10,716,179


Diluted earnings per share
--------------------------------------------------- --- ------------- --- -- -------------- --- -- --------------
   Net income                                                   $.30                  $.19                  $.26
=================================================== === ============= === == ============== === == ==============

Weighted average number of common and common equivalent
 shares outstanding (includes dilutive securities
 relating to options of 274,834 in 2005, 354,186 in 2004
 and 180,126 in 2003)                                     11,731,591            11,679,812            10,896,305

                                      F-5
                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
------------------------------------------------------------------------------



                                                                  Accumulated                          Retained
                                                                     Other          Additional         Earnings
                                           Common Stock            Comprehensive      Paid-in       (Accumulated
                                       Shares        Amount      Income (Loss)        Capital          Deficit)           Total
  ---------------------------------------------------------------------------------------------------------------------------------

  Balance, December 28, 2002         10,626,076     $531,304          ($584,084)    $93,935,938      ($34,637,004 )     $59,246,154

  Issuance of stock under employee
    stock purchase plan                  39,926        1,996                            129,419                             131,415
  Exercise of stock options              11,500          575                             42,925                              43.500
  Issuance of restricted shares
  pursuant   to stock option tender     607,777       30,389                          3,798,606                           3,828,995
  offer
  Translation adjustment                                              1,140,879                                           1,140,879
  Net income                                                                                            2,779,153         2,779,153
  ---------------------------------------------------------------------------------------------------------------------------------

  Balance, December 27, 2003         11,285,279      564,264            556,795      97,906,888       (31,857,851 )      67,170,096
  ---------------------------------------------------------------------------------------------------------------------------------

  Issuance of stock under employee
    stock purchase plan                  37,107        1,855                            174,365                             176,220
  Exercise of stock options              61,084        3,054                            209,466                             212,520
  Translation adjustment                                                179,333                                             179,333
  Net income                                                                                            2,206,867         2,206,867
  ---------------------------------------------------------------------------------------------------------------------------------

  Balance, January 1, 2005           11,383,470      569,173            736,128      98,290,719       (29,650,984)       69,945,036
  ---------------------------------------------------------------------------------------------------------------------------------

  Issuance of stock under employee
    stock purchase plan                  38,941        1,947                            144,431                             146,378
  Exercise of stock options             205,850       10,293                            843,188                             853,481
  Issuance of common stock and stock
    options in connection with
    acquisition                         100,000        5,000                            957,000                             962,000
  Translation adjustment                                                245,644                                             245,644
  Net income                                                                                            3,536,086         3,536,086
  ---------------------------------------------------------------------------------------------------------------------------------

  Balance, December 31, 2005         11,728,261     $586,413           $981,772    $100,235,338      ($26,114,898)      $75,688,625
   ================================================================================================================================


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003


                                                  December 31,       January 1,         December 27,
                                                      2005              2005                2003
         ----------------------------------------------------------------------------------------------

         Net income                                  $3,536,086        $2,206,867           $2,779,153
         Foreign currency translation
           adjustment                                   245,644           179,333            1,140,879
         ----------------------------------------------------------------------------------------------
         Comprehensive income                        $3,781,730        $2,386,200           $3,920,032
         ==============================================================================================

                                      F-6
                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------


                                                     December 31,          January 1,          December 27,
                                                         2005                 2005                 2003
-------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:

  Net income                                            $3,536,086           $2,206,867           $2,779,153
-------------------------------------------------------------------------------------------------------------


  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                      1,206,052            1,218,547            1,223,397
      Provision for allowances on accounts
        Receivable                                         (70,000 )              8,000              305,000
      Recognition of noncash portion of
        compensation expense for stock
        tender offer                                                                               3,828,995
      Goodwill impairment                                                     2,164,338
      Deferred tax assets                                  951,667             (365,634 )           (308,106 )
      Changes in assets and liabilities:
        Accounts receivable                             (4,341,774 )         (4,274,580 )         (4,820,435 )
        Income tax refund receivable                        17,401                                 3,766,585
        Restricted cash                                   (276,439 )                              (8,295,625 )
        Prepaid   expenses  and  other   current                   )                    )
assets                                                     (67,470             (691,428              536,098
        Accounts payable and accrued expenses            1,448,996           (2,043,905 )            845,307
        Accrued payroll                                    321,311            1,310,255            1,093,306
        Payroll and withheld taxes                        (232,581 )            922,826              (16,820 )
        Income taxes payable                             1,103,301             (879,619 )          1,956,518
-------------------------------------------------------------------------------------------------------------

  Total adjustments                                         60,464           (2,631,200 )            114,220
-------------------------------------------------------------------------------------------------------------


Net cash  provided by (used in) operating
activities                                              $3,596,550            ($424,333 )         $2,893,373
-------------------------------------------------------------------------------------------------------------



                                      F-7
                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
---------------------------------------------------------------------------



                                                        December 31,          January 1,          December 27,
                                                            2005                 2005                 2003
--------------------------------------------------- -- --------------- -- -- -------------- -- -- --------------

Cash flows from investing activities:
  Property and equipment acquired                           ($558,131  )         ($439,246  )         ($431,816  )
  (Increase) decrease in deposits                             (28,656  )           (55,200  )             3,632
  Cash paid for acquisition, net of working
capital     acquired                                       (1,895,997  )                             (1,353,638  )
--------------------------------------------------- -- --------------- -- -- -------------- -- -- --------------

Net cash used in investing activities                      (2,482,784  )          (494,446  )        (1,781,822  )
--------------------------------------------------- -- --------------- -- -- -------------- -- -- --------------

Cash flows from financing activities:
  Net repayments of line of credit                         (1,000,000  )        (2,400,000  )          (120,000  )
  Sale of stock for employee stock purchase plan              146,378              176,220              131,415
  Exercise of stock options                                   853,481              212,520               43,500
--------------------------------------------------- -- --------------- -- -- -------------- -- -- --------------


Net cash (used in) provided by  financing
activities                                                       (141  )        (2,011,260  )            54,915
--------------------------------------------------- -- --------------- -- -- -------------- -- -- --------------


Effect of exchange rate changes on cash
 and cash equivalents                                         245,644              179,334            1,140,879
--------------------------------------------------- -- --------------- -- -- -------------- -- -- --------------

Net increase (decrease)  in cash
 and cash equivalents                                       1,359,269           (2,750,705  )         2,307,345

Cash and cash equivalents at beginning of year              2,401,794            5,152,499            2,845,154
--------------------------------------------------- -- --------------- -- -- -------------- -- -- --------------

Cash and cash equivalents at end of year                   $3,761,063           $2,401,794           $5,152,499
=================================================== == =============== == == ============== == == ==============



Supplemental cash flow information:
  Cash paid for:
    Interest                                                 $332,892             $201,101             $244,727
    Income taxes (refund)                                     422,917            1,753,251           (3,951,320)



                                      F-8
                 The accompanying notes are an integral part of
                           these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

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

     Fiscal Periods

     The reporting period for the Company is the Saturday closest to the last day in December. Fiscal years 2005 and 2003 represent the 52 weeks ended December 31, 2005 and December 27, 2003, respectively. Fiscal year 2004 represents the 53 weeks ended January 1, 2005.

     Cash and Cash Equivalents

     The Company considers its holdings of highly liquid money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value.

     Fair Value of Financial Instruments

     The Company's carrying value of financial instruments, consisting primarily of accounts receivable and debt approximates fair value. The Company does not have any off-balance sheet financial instruments. The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
------------------------------------------------------------------------------

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

     Goodwill

     Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test as of November 30, 2005 and identified no impairments. Goodwill at December 31, 2005 and January 1, 2005 was $37,330,000 and $35,843,000,
     respectively.

     During the fourth quarter of fiscal year 2004, the review indicated that there was an impairment of value, which resulted in a $2.2 million charge to expense for the fiscal year ended January 1, 2005, in order to properly reflect the appropriate carrying value of goodwill. The aforementioned impairment was in a reporting unit within the Company's Information Technology business segment. The results of the 2003 impairment testing indicated no impairment of goodwill.

     Long-Lived Assets

     The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

     Software

     In accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 31, 2005, January 1, 2005 and December 27, 2003, the Company capitalized approximately $269,000, $226,000 and $114,000, respectively, of software costs in accordance with SOP 98-1.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") which requires an asset and liability approach of accounting for income taxes. SFAS 109 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets. The Company and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Engineering Services and Information Technology Services segments also perform project services. All of the Company's segments derive revenue from permanent placement fees.

     Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) Number 104, "Revenue Recognition" ("SAB 104"). SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. Expenses related to contracts that extend beyond a 12-month period are charged to Cost of Services as incurred.

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

     Concentration

     During 2005, the Company's largest customer accounted for 8.8% of the Company's revenues. At December 31, 2005, the accounts receivable due from the largest customer was $7.7 million. The Company's five and ten largest customers accounted for approximately 26.3% and 35.6%, respectively, of the Company's revenues for 2005.

     During 2004, the Company's largest customer accounted for 7.4% of the Company's revenues. At January 1, 2005, the accounts receivable due from the largest customer was $7.9 million. The Company's five and ten largest customers accounted for approximately 25.4% and 36.9%, respectively, of the Company's revenues for 2004.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Concentration (Continued)

     During 2003, the Company's largest customer accounted for 22% of the Company's revenues. The Company's five and ten largest customers accounted for approximately 42% and 52%, respectively, of the Company's revenues for 2003.

     Foreign Currency Translation

     The Company's foreign subsidiary uses Canadian currency as the functional currency. Net assets are translated at year-end rates while revenues and expenses are translated at average exchange rates. Adjustments resulting from these translations are reflected in "Accumulated Other Comprehensive Income (Loss)" in shareholders' equity. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of income.

     Comprehensive Income

     Comprehensive income consists of net income and foreign currency translation adjustments.

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

     The number of common shares used to calculate basic and diluted earnings per share for 2005, 2004 and 2003 was determined as follows:

                                                Year Ended        Year Ended        Year Ended
                                               December 31,       January 1,       December 27,
                                                   2005              2005              2003
      ------------------------------------ -- --------------- -- ------------- --- --------------
      Basic average shares outstanding            11,456,757       11,325,626         10,716,179
      Dilutive effect of stock options               274,834          354,186            180,126
      ------------------------------------ -- --------------- -- ------------- --- --------------


      Dilutive shares                             11,731,591       11,679,812         10,896,305
      ==================================== == =============== == ============= === ==============

     Options to purchase 1,935,483 shares of common stock at prices ranging from $3.00 to $7.04 per share were outstanding as of December 31, 2005. There were 163,000 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price for the year ended December 31, 2005.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock Based Compensation

     The Company accounts for stock options under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("SFAS 148"), which contains a fair value-based method for valuing stock-based compensation, that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     At December 31, 2005, the Company has four stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                       December 31,      January 1,      December 27,
                                                           2005             2005             2003
      --------------------------------------------------------------------------------------------------

      Net income, as reported                                  $3,536         $2,207             $2,779

      Less:  stock-based compensation costs
      --------------------------------------------
        determined under fair value based
        method for all awards                                     692            321                500

      Net income, pro forma                                    $2,844         $1,886             $2,279

      Earnings per share of common stock-basic:
         As reported                                             $.31           $.19               $.26
         Pro forma                                               $.25           $.16               $.21

      Earnings per share of common stock-diluted:
         As reported                                             $.30           $.19               $.26
         Pro forma                                               $.24           $.16               $.21


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock Based Compensation (Continued)

     The pro-forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted using Black-Scholes Option Pricing Model during 2005, 2004 and 2003 has been estimated using the following assumptions:

                                      Year Ended        Year Ended       Year Ended
                                     December 31,       January 1,      December 27,
                                        2005              2005             2003
 ---------------------------------------------------------------------------------------
Risk-free interest rate                       3.91%             3.74%            3.18%
Expected life of option                     5 years           5 years          5 years
Expected stock price volatility                 58%               60%              66%
Expected dividend yield                          -                -                 -
Weighted-average per share
   value granted                              $2.51             $2.65            $2.29

     Advertising Costs

     Advertising costs are expensed as incurred. Total advertising expense was $884,000, $667,000, and $595,000 for the years ended December 31, 2005,
     January 1, 2005, and December 27, 2003, respectively.

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

     New Accounting Standards

     In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS No. 123. SFAS 123R supersedes APB Opinion No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS No. 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Income based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS No. 123, will not be permitted after 2005, since SFAS 123R must be adopted no later than the first interim or annual period beginning after December 15, 2005. The Company has adopted the "modified prospective" method of adoption of SFAS 123R effective January 1, 2006, whereby earnings for prior periods will not be restated as though stock based compensation had been expensed.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New Accounting Standards (Continued)

     Management believes the impact on the financial statements will be similar to the disclosures made by footnote to the financial statements, showing the effect on earnings and earnings per share of expensing the value of stock options granted for the fifty-two weeks ended December 31, 2005.

     In May 2005, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 154, "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2006.

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

2.   ACQUISITION

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

     The purchase consideration paid to the former stockholders of Soltre consisted of $1,868,000 cash, 100,000 shares of RCM's common stock, par value $.05, valued at $632,000 and 100,000 of stock options valued at $330,000 and $2,400,000 of deferred consideration contingent upon Soltre achieving certain base levels of operating income for each of the three twelve month periods following the purchase. An additional earn-out payment may be made to the former stockholders at the end of each of the three twelve month periods following the purchase, to the extent that operating income exceeds these base levels.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
------------------------------------------------------------------------------

2.   ACQUISITION (Continued)

     The acquisition has been accounted for in accordance with SFAS No. 141, "Business Combinations." The deferred consideration and earnouts, if paid, will be recorded as additional purchase consideration. Earnouts cannot be estimated with any certainty.

     The allocation of the purchase price is as follows:

                                                                       Period of
                                            (In thousands)        Amortization- Years
                                           ------------------     --------------------
          Equipment                                     $109
          Non-compete agreements                         114               5
          Customer relationships                         790               3
          Goodwill                                     1,817
                                           ------------------

                                                      $2,830
                                           ==================

     The annual sales of Soltre Technology, Inc. for the twelve months ended December 31, 2004 was $3.7 million.

     The following (Unaudited) results of operations have been prepared assuming the acquisition had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented.

                                      Fifty-Two           Fifty-Three          Fifty-Two
                                      Weeks Ended         Weeks Ended          Weeks Ended
        (In thousands,  except per    December 31,        January 1,           December 27,
          share amounts)                 2005                2005                2003
     ---------------------------    ----------------    -----------------    ----------------
     Revenues                          $186,228,885         $173,008,215        $211,195,811
     Operating income                     6,792,651            3,472,061           4,319,584
     Net income                          $3,946,485           $2,277,886          $2,896,820
     Earnings per share                        $.33                 $.19                $.26

     In connection with certain post acquisitions, the Company was obligated to pay contingent consideration to the selling shareholders upon the acquired businesses achieving certain earnings targets over periods ranging from two to three years. The Deferred Consideration and Earnouts, when paid, were recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet. The deferred consideration and earnout payments made for businesses acquired before 2001 were made in years following the year in which the acquisitions occurred. Cash used in investing activities in the Consolidated Statements of Cash Flows reflects the year in which the cash outlay occurred.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
------------------------------------------------------------------------------

3.   PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following:

                                                   December 31,       January 1,
                                                       2005              2005
      ------------------------------------------------------------------------------
      Equipment and furniture                         $1,761,454         $1,967,137
      Computers and systems                            7,585,782          7,007,352
      Leasehold improvements                             690,858            598,057
      ------------------------------------------------------------------------------
                                                      10,038,094          9,572,546
      Less: accumulated depreciation and
        amortization                                   6,017,593          5,153,519
      ------------------------------------------------------------------------------

                                                      $4,020,501         $4,419,027
      ==============================================================================

     The Company writes off fully depreciated assets each year. In fiscal 2005, 2004 and 2003, the write offs were $881,000, $438,000 and $117,000, respectively.

4.   GOODWILL AND INTANGIBLES

     In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test as of November 30, 2005 and identified no impairments. Goodwill at December 31, 2005 and January 1, 2005 was $37,330,000 and $35,843,000, respectively. There can be no assurance that future tests of goodwill impairment will not result in further impairment charges.

     During the fourth quarter of fiscal year 2004, the review indicated that there was an impairment of value, which resulted in a $2.2 million charge to expense for the fiscal year ended January 1, 2005, in order to properly reflect the appropriate carrying value of goodwill. The aforementioned impairment was in a reporting unit within the Company's Information Technology business segment. The results of the 2003 impairment testing indicated no impairment of goodwill.

     The changes in the carrying amount of goodwill for the years ended December 31, 2005 and January 1, 2005 are as follows (in thousands):

                                                    Information
                                                    Technology       Engineering       Commercial         Total
      ---- ----------------------------------- --- -------------- -- ------------- -- ------------- -- -------------
      Balance as of December 27, 2003                    $30,479           $7,528                           $38,007

           Goodwill impairment losses                     (2,164  )                                          (2,164  )
      ---- ----------------------------------- --- -------------- -- ------------- -- ------------- -- -------------

      Balance as of January 1, 2005                       28,315            7,528                            35,843

           Goodwill acquired during the year               1,817                                              1,817
      ---- ----------------------------------- --- -------------- -- ------------- -- ------------- -- -------------

      Balance as of December 31, 2005                    $30,132           $7,528                           $37,660
      ======================================== === ============== == ============= == ============= == =============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

4.   GOODWILL AND INTANGIBLES (Continued)

     The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                December 31, 2005                    January 1, 2005
      ---------------------------------- -------------------------------- -- ---------------------------------
                                            Gross         Accumulated           Gross          Accumulated
                                           Carrying                            Carrying
                                            Amount        Amortization          Amount         Amortization
      ---------------------------------- ------------- -- --------------- -- ------------- --- ---------------
      Definite-lived intangible assets
        Non-compete agreements               $114                $8              $311               $311
        Customer relationships                790                88
      ---------------------------------- ------------- -- --------------- -- ------------- --- ---------------

         Total                               $904               $96              $311               $311
      ================================== ============= == =============== == ============= === ===============


     Amortization of the Definite-lived intangible assets is as follows:

         Year            Amount
     -------------- - --------------

              2006         $286,000
              2007          286,000
              2008          198,000
              2009           23,000
              2010           15,000
                      --------------
                           $808,000
                      ==============


5.   ACCOUNTS PAYABLE

     Accounts payable and accrued expenses consist of the following at December 31, 2005 and January 1, 2005.

                                                     December 31,        January 1,
                                                         2005               2005
       ----------------------------------------- -- --------------- -- ---------------

       Accounts payable - trade                         $5,649,920         $5,311,318
       Due to sellers                                      794,894
       Reserve for litigation                            8,534,313          8,218,813
       ----------------------------------------- -- --------------- -- ---------------

       Total                                           $14,979,127        $13,530,131
       ========================================= == =============== == ===============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

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

     The Revolving Credit Facility expires in August 2006. Management of the Company has commenced negotiations for renewal or replacement of the Revolving Credit Facility. The weighted average interest rates under the Revolving Credit Facility for the years ended December 31, 2005 and January 1, 2005 were 6.31% and 3.99%, respectively. The amounts outstanding under the Revolving Credit Facility at December 31, 2005 and January 1, 2005 were $3.9 million and $4.9 million, respectively. At December 31, 2005, the Company had availability for additional borrowing under the Revolving Credit Facility of $21.0 million.

7.   STOCKHOLDERS' EQUITY

     Common Stock Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                              December 31,        January 1,
                                                  2005               2005
      -------------------------------------------------------------------------
      Exercise of options outstanding              1,935,483         1,183,583
      Future grants of options                        36,486           994,236
      -------------------------------------------------------------------------

      Total                                        1,971,969         2,177,819
      =========================================================================

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. At December 31, 2005, options to purchase 84,855 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-----------------------------------------------------------------------------

7.   SHAREHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans (Continued)

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. At December 31, 2005, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At December 31, 2005, options to purchase 10,180 shares of common stock are available for future grants, and options to purchase 1,148,045 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At December 31, 2005, options to purchase 26,306 shares of common stock are available for future grants, and options to purchase 632,583 shares of common stock were outstanding.

     Transactions related to all stock options are as follows:

                                  Year         Weighted-          Year         Weighted-          Year         Weighted-
                                 Ended          Average          Ended          Average          Ended          Average
                              December 31,      Exercise       January 1,      Exercise       December 27,      Exercise
                                  2005           Price            2005           Price            2003           Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding options               1,183,583          $4.03        1,214,916         $3.85         2,474,214          $7.15
  At beginning of year
Granted                           1,003,000           4.67          149,000          4.86           220,000           3.91
Cancellations                       (45,250 )         4.62         (119,249 )        3.49        (1,467,798 )         9.51
Exercised                          (205,850 )         4.15          (61,084 )        3.48           (11,500 )         6.93
---------------------------------------------------------------------------------------------------------------------------
Outstanding options               1,935,483          $4.34        1,183,583         $4.03         1,214,916          $3.85
  At end of year
===========================================================================================================================

Exercisable options
  At end of year                    770,150                         766,500                         432,500
===========================================================================================================================
Option grant price                    $3.00                           $3.00                           $3.00
  Per share                        to $7.04                        to $7.04                       to $11.93


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

7.   STOCKHOLDERS' EQUITY (CONTINUED)

     Incentive Stock Option Plans (Continued)

     The following table summarizes information about stock options outstanding at December 31, 2005:


                                 Number of               Weighted-Average
   Range of                      Outstanding             Remaining               Weighted-Average
   Exercise Prices               Options                Contractual Life           Exercise Price
--------------- -----------------------------------------------------------------------------------
   $3.00 - $4.40                1,251,583                7.88 years                  $3.38
   $4.70 - $7.04                  683,900                7.91 years                  $4.84

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the year ended December 31, 2005, there were 38,941 shares issued under the Purchase Plan for net proceeds of $146,378. As of December 31, 2005, there were 258,958 shares available for issuance under the Purchase Plan.

8.   STOCK OPTION TENDER OFFER

     In order to enhance long-term value for the shareholders of the Company, reduce the number of options outstanding and improve the Company's ability to retain and provide incentives to employees and directors, on September 30, 2003, the Company made a tender offer to exchange stock options. The tender offer had a strike price of $7.00 or greater for shares of restricted stock and cash.

     Upon expiration of the tender offer on November 14, 2003, option holders participating in the tender offer received in the aggregate, 607,777 shares of restricted stock having an aggregate value of $3.8 million ($6.30 per share) as well as cash consideration of $2.6 million, which was equal to 67% of the value of the restricted common stock. Participants surrendered options to purchase 1,327,973 shares of common stock, which represented 100% of all options eligible to be surrendered. The Company recorded a charge of $6.7 million ($4.0 million after-tax) to compensation expense in the fourth quarter of 2003 due to the tender offer.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

9.   RETIREMENT PLANS

     Profit Sharing Plan

     The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees. The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company at the discretion of the Board of Directors may make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for years ended December 31, 2005, January 1, 2005 and December 27, 2003 were $100,000, $111,000 and $91,000, respectively.

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

10.  COMMITMENTS

     Employment Agreement

     The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt ("Mr. Kopyt"), which currently provides for an annual base salary of $475,000 and other customary benefits. In addition, the agreement provides that Mr. Kopyt's annual bonus is based on EBITDA, defined as earnings before interest, taxes, depreciation, and amortization. As of December 31, 2005, the agreement expires on February 28, 2008. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The employment agreement is terminable by the Company upon Mr. Kopyt's death or disability, or for "good and sufficient cause," as defined in the agreement.

     Termination Benefits Agreement

     The Company is party to a Termination Benefits Agreement with its Chief Executive Officer, Leon Kopyt amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 31, 2005, Mr. Kopyt would have been entitled to cash payments of approximately $3.2 million (representing salary and excise tax payments).

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

10.  COMMITMENTS (CONTINUED)

     Severance Agreement

     The Company is party to a Severance Agreement with Mr. Kopyt, dated June 10, 2002, (the "Severance Agreement"). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than "for cause," as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 31, 2005, then under the terms of the Severance Agreement, and after offsetting, any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $1.7 million, inclusive of employee benefits.

     Operating Leases

     The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2012. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms in excess of one year, exclusive of operating escalation charges, are as follows (in thousands):

                             Year ending December 31,              Amount
                             --------------------------------------------------
                                      2006                              $2,620
                                      2007                               1,981
                                      2008                               1,469
                                      2009                               1,391
                                      2010                               1,214
                                      Thereafter                         1,291
                             --------------------------------------------------
                                      Total                             $9,966
                             ==================================================

     Rent expense for the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003 was $3,514,000, $3,671,000, and $2,666,000,
     respectively.

     The Company subleases space at various office locations under cancelable lease agreements. During fiscal 2005, 2004 and 2003 revenues of approximately $22,000, $109,000, and $279,000, respectively, were recognized under these leasing arrangements.

11.  RELATED PARTY TRANSACTIONS

     A director of the Company is a shareholder in a law firm that has rendered various legal services to the Company. Fees paid to the law firm have not been significant.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

12.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                Year Ended        Year Ended        Year Ended
                                               December 31,        January 1,       December 27,
                                                  2005               2005              2003
      --------------------------------------------------------------------------------------------
      Current
        Federal                                      $930,020          $30,000
        State and local                               511,427
        Foreign                                      (122,500)         939,869         $1,050,056
      --------------------------------------------------------------------------------------------

                                                    1,318,947          969,869          1,050,056
      --------------------------------------------------------------------------------------------
      Deferred
         Federal                                      808,932         (310,789)            93,791
         State and local                              142,735          (54,845)            16,551
      --------------------------------------------------------------------------------------------

                                                      951,667         (365,634)           110,342
      --------------------------------------------------------------------------------------------

      Total                                        $2,270,516         $604,235         $1,160,398
      ============================================================================================

     The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

                                               December 31,       January 1,       December 27,
                                                   2005              2005              2003
      --------------------------------------------------------------------------------------------
      Tax at statutory rate (credit)                     34.0%            34.0%              34.0%
      State income taxes, net of Federal
        income tax benefit                                5.7              6.6
      Foreign income tax effect                           2.9              1.7                 .5
      Deductible amortization                            (4.1)            (8.4)              (5.9)
      Change in valuation allowance                                      (26.5)
      Non-deductible charges                             (2.4)            11.3
      Other, net                                          3.0              2.8                 .9
      --------------------------------------------------------------------------------------------
      Total income tax expense                           39.1%            21.5%              29.5%
      ============================================================================================

     At December 31, 2005 and January 1, 2005, deferred tax assets and liabilities consist of the following:

                                               December 31,        January 1,
      Deferred tax assets:                         2005               2005
     ---------------------------------------------------------------------------
      Net operating loss carryforward                                   $982,503
      Allowance for doubtful accounts                $716,909            744,800
      Reserves and accruals                           165,147            149,246
      Litigation reserve                            3,130,284          3,219,560
      --------------------------------------------------------------------------
                                                    4,012,340          5,096,109
      Deferred tax liabilities:
      Prepaid expense benefit                                           (132,102)
      --------------------------------------------------------------------------
                                                    4,012,340          4,964,007
      Valuation allowance
      --------------------------------------------------------------------------
      Net deferred tax assets                      $4,012,340         $4,964,007
      ==========================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

13.  INTEREST EXPENSE, NET OF INTEREST INCOME

     Interest expense, net of interest income consisted of the following:

                      December 31,     January 1,     December 27,
                          2005            2005            2003
---------------------------------------------------------------------
Interest expense           ($567,683)     ($536,099)       ($382,568)
Interest income              346,613         61,679           68,077
---------------------------------------------------------------------
                           ($221,070)     ($474,420)       ($314,491)
=====================================================================


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

14.  SEGMENT INFORMATION (CONTINUED)

                                    Information
  Fiscal  2005                       Technology       Engineering      Commercial       Corporate          Total
  -------------------------------------------------------------------------------------------------------------------
  Revenue                                  $98,010          $47,683          $34,925                        $180,618

  Operating expenses (1)                    92,173           47,425           33.798                         173,396
  -------------------------------------------------------------------------------------------------------------------

  EBITDA (1) (2)                             5,837              258            1,127                           7,222

  Depreciation                                 578              373              160                           1,111

  Amortization of intangibles                   95                                                                95
  -------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                    5,164             (115)             967                           6,016

  Interest expense, net of
  interest income                              120               58               43                             221

  Gain on foreign currency
  transactions                                                  (12)                                             (12)

  Income taxes (benefit)                     1,973              (63)             361                           2,271
  -------------------------------------------------------------------------------------------------------------------

  Net income (loss)                         $3,071             ($98)            $563                          $3,536
  ===================================================================================================================

  Total assets                             $54,729          $19,316          $11,953        $20,775         $106,773

  Capital expenditures                        $275             $125                            $158             $558

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

14.  SEGMENT INFORMATION (CONTINUED)

                                    Information
  Fiscal  2004                       Technology       Engineering      Commercial       Corporate          Total
  -------------------------------------------------------------------------------------------------------------------

  Revenue                                  $92,907          $51,173          $25,198                        $169,278

  Operating expenses (1)                    88,613           48,396           25,626                         162,635

  Impairment of goodwill                     2,164                                                             2,164
  -------------------------------------------------------------------------------------------------------------------

  EBITDA (1) (2)                             2,130            2,827             (428)                          4,479

  Depreciation                                 628              407              115                           1,150

  Amortization of intangibles                   20               43                5                              68
  -------------------------------------------------------------------------------------------------------------------

  Operating income                           1,482            2,327             (548)                          3,261

  Interest expense, net of
  interest income                              261              144               70                             475

  Gain on foreign currency
  transactions                                                  (25)                                             (25)

  Income taxes (benefit)                       262              475             (133)                            604
  -------------------------------------------------------------------------------------------------------------------

  Net income                                  $959           $1,733            ($485)                         $2,207
  ===================================================================================================================

  Total assets                             $48,556          $23,275           $6,643        $20,914          $98,388

  Capital expenditures                         $17              $44               $5           $373             $439

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

14.  SEGMENT INFORMATION (CONTINUED)

                                     Information
  Fiscal  2003                        Technology       Engineering      Commercial       Corporate          Total
  ------------------------------ -- --------------- -- ------------- - -------------- - ------------ --- ------------

  Revenue                                 $100,872          $86,696          $19,037                        $206,605

  Operating expenses (1)                    93,116           82,838           18,614                         194,568

  Compensation expense
  for stock option tender offer                500              486               89          5,617            6,692
  ------------------------------ -- --------------- -- ------------- - -------------- - ------------ --- ------------

  EBITDA (1) (2)                             7,256            3,372              334         (5,617  )         5,345

  Depreciation                                 595              526               71                           1,192

  Amortization of intangibles                   13               15                3                              31
  ------------------------------ -- --------------- -- ------------- - -------------- - ------------ --- ------------

  Operating income                           6,648            2,831              260         (5,617  )         4,122

  Interest expense, net of
  interest income                              153              132               29                             314

  Gain on foreign currency
  transactions                                                 (132  )                                          (132  )

  Income taxes (benefit)                     1,914              834               68         (1,655  )         1,161
  ------------------------------ -- --------------- -- ------------- - -------------- - ------------ --- ------------

  Net income                                $4,581           $1,997             $163        ($3,962  )        $2,779
  ============================== == =============== == ============= = ============== = ============ === ============

  Total assets                             $49,866          $21,330           $5,749        $22,759          $99,704

  Capital expenditures                        $110             $156              $25           $141             $432

     (1) Operating expenses excludes depreciation and amortization.

     (2) EBITDA means earnings before interest, taxes, depreciation and amortization. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

14.  SEGMENT INFORMATION (CONTINUED)

     The following reconciles consolidated operating income to the Company's pretax income (in thousands):

                                                     December 31,      January 1,     December 27,
                                                         2005             2005            2003
     ------------------------------------------------------------------------------------------------

     Consolidated operating income                           $6,016          $3,261           $4,122
     Interest expense, net of interest income                  (221)           (475)            (314)
     Gain on foreign currency transactions                       12              25              132
     ------------------------------------------------------------------------------------------------
     Consolidated pretax income                              $5,807          $2,811           $3,940
     ================================================================================================

     The Company derives a majority of its revenue from companies headquartered in the United States. During 2003, the Company's largest customer accounted for 22% of the Company's revenues. However, of the $45.1 million in 2003 revenues from that customer, $24.1 million represented "pass-through" revenues where the Company acted as a general contractor. If the Company adjusted for these pass-through revenues, its largest customer would have accounted for 11.5% of total revenues. In fiscal year 2004, the Company's largest customer accounted for 7.4% of the Company's revenues. In fiscal year 2005, the Company's largest customer accounted for 8.7% of the Company's revenues. Revenues from Canadian operations for the years ended December 31, 2005, January 1, 2005, and December 27, 2003 were $14.4 million, $20.0 million, and $56.4 million, respectively.

     Revenues reported for each operating segment are all from external customers.

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area for the years ended December 31, 2005, January 1, 2005, and December 27, 2003 are as follows (in thousands):

                                                   December 31,      January 1,      December 27,
                                                       2005             2005             2003
     -----------------------------------------------------------------------------------------------
     Revenues
        United States                                    $165,808         $149,247         $150,245
        Canada                                             14,810           20,030           56,360
     -----------------------------------------------------------------------------------------------
                                                         $180,618         $169,277         $206,605
     ===============================================================================================

     Fixed Assets
        United States                                      $3,873           $4,210           $4,788
        Canada                                                147              209              342
     -----------------------------------------------------------------------------------------------
                                                           $4,020           $4,419           $5,130
     ===============================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

15.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year Ended December 31, 2005

                                                                                                       Diluted
                                                             Gross                  Net              Net Income
                                       Sales                 Profit               Income            Per Share (a)
      ---------------------------------------------------------------------------------------------------------------
      1st Quarter                       $44,081,579          $10,108,434              $832,663          $.07
      2nd Quarter                        46,324,401           11,057,047             1,168,035           .10
      3rd Quarter                        43,390,661           10,153,216               716,844           .06
      4th Quarter                        46,821,523           11,363,836               818,544           .07
      ---------------------------------------------------------------------------------------------------------------

      Total                            $180,618,164          $42,682,533            $3,536,086          $.30
      ===============================================================================================================

     Year Ended January 1, 2005

                                                                                                       Diluted
                                                             Gross                 Net            Net Income (Loss)
                                       Sales                 Profit           Income (Loss)         Per Share (a)
      ---------------------------------------------------------------------------------------------------------------
      1st Quarter                       $41,272,729          $10,027,438              $795,953          $.07
      2nd Quarter                        45,348,773           10,699,339               869,298           .08
      3rd Quarter                        40,933,476            9,963,938               765,514           .07
      4th Quarter                        41,722,512           10,283,130              (223,898 )        (.02)
      ---------------------------------------------------------------------------------------------------------------

      Total                            $169,277,490          $40,973,845            $2,206,867          $.19
      ===============================================================================================================

     (a) Each quarterly amount is based on separate calculations of weighted average shares outstanding.


16.  CONTINGENCIES

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

     On the claims by both plaintiffs, concerning the alleged wrongful limitation by the Company of the number of shares that the plaintiffs could sell during the 12-month period ended March 11, 1999, a verdict awarding damages of $7.6 million against the Company was returned. On June 23, 2003, the trial judge denied the Company's post-trial motions that challenged the jury verdict and upheld the verdict. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict pre-judgment interest. Post-judgment interest will continue to accrue on the judgment at the rate of 4% per annum in 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003
-------------------------------------------------------------------------------

16.  CONTINGENCIES (CONTINUED)

     The Company appealed the judgment entered in the Law Division to the Appellate Division of the Superior Court of New Jersey, and obtained a stay pending appeal of, that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. The plaintiffs cross-appealed from the Court's denial of pre-verdict, pre-judgment interest on the damages portion of the August 4, 2003 judgment and from the Court's refusal to grant judgment as a matter of law to one of the plaintiffs on his claim for severance pay in the amount of $240,000 plus interest. On December 2, 2005, a three-judge panel of the Appellate Division unanimously affirmed the judgment entered in the Law Division in all respects, rejecting both the Company's appeal and the plaintiffs' cross-appeal. On January 23, 2006, the Company sought further appellate review via the filing of a petition for certification of the Appellate Division's judgment in the Supreme Court of New Jersey. The Supreme Court will determine in the first half of 2006 whether to grant or deny the requested review.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of December 31, 2005, the accrued litigation reserve is $8.5 million.

     In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey, Law Division, Bergen County, on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. That litigation was temporarily stayed in the Law Division while the appeal of the underlying action went forward in the Appellate Division of the Superior Court. On May 16, 2005, the Law Division lifted that stay and pretrial discovery in the legal malpractice action ensued through September 2005. On September 14, 2005, as a consequence of certain procedural constraints imposed by the court, the Company and the various attorney and law firm defendants agreed to the dismissal of the action in Bergen County and the filing of a new action against the same defendants in the Superior Court of New Jersey, Law Division, Morris County. The complaint in the new action, in which the Company has asserted certain additional claims against the defendants, was filed on October 24, 2005. Discovery proceedings in the new action will be resuming in the first quarter of 2006.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------------------------------



Board of Directors
RCM Technologies, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 2005 and January 1, 2005 and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in period ended December 31, 2005 (52 weeks, 53 weeks and 52 weeks, respectively). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the fiscal years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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




/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
March 1, 2006

                                   SCHEDULE I
-------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                      December 31, 2005 and January 1, 2005


                                     ASSETS

                                                                       December 31,         January 1,
                                                                           2005                2005
----------------------------------------------------------------------------------------------------------

Current assets
    Prepaid expenses and other assets                                         $7,517              $29,549
----------------------------------------------------------------------------------------------------------


Other assets
    Long-term receivables from affiliates                                 75,802,090           70,020,126
----------------------------------------------------------------------------------------------------------

      Total assets                                                       $75,809,607          $70,049,675
==========================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       December 31,         January 1,
                                                                           2005                2005
----------------------------------------------------------------------------------------------------------

Current liabilities
    Accounts payable and accrued expenses                                   $120,982             $104,639
----------------------------------------------------------------------------------------------------------


Stockholders' equity
    Common stock                                                             586,413              569,173
    Foreign currency translation adjustment                                  981,772              736,128
    Additional paid in capital                                           100,235,338           98,290,719
    Accumulated deficit                                                  (26,114,898)         (29,650,984)
----------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                            75,688,625           69,945,036
----------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                           $75,809,607          $70,049,675
==========================================================================================================













 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                   SCHEDULE I
-------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003


                                                 December 31,       January 1,       December 27,
                                                     2005              2005              2003
 ---------------------------------------------------------------------------------------------------

 Operating expenses
    Administrative                                   $1,137,920          $633,198          $464,424
 ---------------------------------------------------------------------------------------------------

 Operating loss                                      (1,137,920)         (633,198)         (464,424)

 Management fee income                                1,137,920           633,198           464,424
 ---------------------------------------------------------------------------------------------------

 Income before income in subsidiaries

 Equity in earnings of subsidiaries                   3,536,086         2,206,867         2,779,153
 ---------------------------------------------------------------------------------------------------

 Net income                                          $3,536,086        $2,206,867        $2,779,153
 ===================================================================================================































 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                   SCHEDULE I
-------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003


                                                    December 31,           January 1,           December 27,
                                                        2005                  2005                  2003
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                              $3,536,086            $2,206,867            $2,779,153
---------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to Net cash provided by operating activities:

Recognition of equity compensation                                                                   3,828,995
Equity in deficiency in assets                                                                      (2,779,153
  of subsidiaries                                       (3,536,086)           (2,206,867)                     )

Changes in operating assets and liabilities:
      Prepaid expenses and other assets                     22,032                  (384)              (22,656)
      Accounts payable and accrued expenses                 16,344                10,158              (185,665)
---------------------------------------------------------------------------------------------------------------

                                                        (3,548,005)           (2,197,093)              841,521
---------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                38,376                 9,774             3,620,674
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Increase in long-term
     receivables from subsidiaries                      (1,283,879)             (577,847)           (4,936,468)
---------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                (1,283,879)             (577,847)           (4,936,468)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Sale of stock for employee stock purchase plan          146,378               176,220               131,415
   Exercise of stock options                               853,481               212,520                43,500
---------------------------------------------------------------------------------------------------------------

   Net cash provided by financing activities               999,859               388,740               174,915
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and
   cash equivalents                                        245,644               179,333             1,140,879
---------------------------------------------------------------------------------------------------------------

Net increase in cash and equivalents

Cash and equivalents at beginning of year
---------------------------------------------------------------------------------------------------------------

Cash and equivalents at end of year                       $                    $                     $
===============================================================================================================


 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

                                   SCHEDULE II
-------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003


Column A                                   Column B                   Column C                  Column D         Column E
-------------------------------------- - -------------- -- ------------------------------- -- ------------- -- -------------
                                                                     Additions
-------------------------------------- - -------------- -- -------------- -- ------------- -- ------------- -- -------------
                                          Balance at        Charged to        Charged to                        Balance at
                                           Beginning         Costs and          Other                             End of
Description                                of Period         Expenses          Accounts        Deduction          Period
-------------------------------------- - -------------- -- -------------- -- ------------- -- ------------- -- -------------

Year Ended December 31, 2005

Allowance for doubtful
 accounts on trade
 receivables                                $1,862,000          $276,000                          $346,000       $1,792,000


Year Ended January 1, 2005

Allowance for doubtful
 accounts on trade
 receivables                                $1,854,000          $436,000                          $428,000       $1,862,000


Year Ended December 27, 2003

Allowance for doubtful
 accounts on trade
 receivables                                $1,549,000          $692,000                          $387,000       $1,854,000


                                  EXHIBIT INDEX
-------------------------------------------------------------------------------

(10) (o) Compensation Arrangements for Named Executive Officers.

(10) (p) Compensation Arrangements for Directors.

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

31.1 Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
         Sarbanes-Oxley Act of 2003.

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
         Sarbanes-Oxley Act of 2003.

                                 EXHIBIT 10 (o)
-------------------------------------------------------------------------------

                             RCM TECHNOLOGIES, INC.

             Compensation Arrangements for Named Executive Officers


Stanton Remer. Executive Vice President & Chief Financial Officer. The Company on an at-will basis pursuant to an oral agreement employs Mr. Remer. In addition to standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Remer received a base salary of $200,000 in 2005. His bonus is compensated according to a Schedule of Compensation approved by the Compensation Committee on December 17, 1997, pursuant to which the Company pays a bonus of .002 of the Company's EBITDA, defined as earnings before income taxes, depreciation and amortization, on a consolidated basis within 60 days following the close of the fiscal year. A further bonus of .002 of EBITDA is payable to Mr. Remer on a discretionary basis.

Rocco Campanelli. Executive Vice President. The Company on an at-will basis pursuant to an oral agreement employs Mr. Campanelli. In addition to standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Campanelli received a base salary of $175,000 in 2005. His bonus is based on a percentage of divisional Engineering net operating income above certain threshold targets.

Kevin D. Miller. Senior Vice President. The Company on an at-will basis pursuant to an oral agreement employs Mr. Miller. In addition to the standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Miller received a base salary of $200,000 in 2005. He is eligible for a discretionary bonus.

                                 EXHIBIT 10 (p)
-------------------------------------------------------------------------------

                             RCM TECHNOLOGIES, INC.

                     Compensation Arrangements for Directors

Directors who are RCM Technologies, Inc employees are not compensated for their services as directors.

Non-employee directors, except as set forth below, each receive $24,000 in annual compensation for service on the Board, payable in equal monthly installments in cash.

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

                                   EXHIBIT 11
-------------------------------------------------------------------------------

                    COMPUTATION OF EARNINGS PER COMMON SHARE
      Years Ended December 31, 2005, January 1, 2005 and December 27, 2003


                                                     December 31,          January 1,           December 27,
                                                         2005                 2005                  2003
--------------------------------------------------------------------------------------------------------------
Diluted earnings
   Net income applicable to common
      stock                                             $3,536,086           $2,206,867            $2,779,153
==============================================================================================================


Shares
   Weighted average number of common
     shares outstanding                                 11,456,757           11,325,626            10,716,179
   Common stock equivalents                                274,834              354,186               180,126
--------------------------------------------------------------------------------------------------------------

   Total                                                11,731,591           11,679,811            10,896,305
==============================================================================================================


Diluted earnings per common share                             $.30                 $.19                  $.26
==============================================================================================================


Basic
   Net income applicable to common
      stock                                             $3,536,086           $2,206,867            $2,779,153
==============================================================================================================


Shares
   Weighted average number of common
     shares outstanding                                 11,456,757           11,325,626            10,716,179
==============================================================================================================


Basic earnings per common share                               $.31                 $.19                  $.26
==============================================================================================================

                                   EXHIBIT 21
-------------------------------------------------------------------------------

                                  SUBSIDIARIES



Business Support Group of Michigan, Inc.
Cataract, Inc.
Programming Alternatives of Minnesota, Inc.
RCMT Delaware, Inc.
RCM Technologies (USA), Inc.
Soltre Technology, Inc.

                                   EXHIBIT 23
-------------------------------------------------------------------------------

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
RCM Technologies, Inc.


We have issued our report dated March 1, 2006, accompanying the consolidated financial statements and schedules included in the Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the year ended December 31, 2005. We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 33-61306, effective April 21, 1993, File No. 33-80590, effective June 22, 1994,
File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000).







/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
March 1, 2006

                                  EXHIBIT 31.1
-------------------------------------------------------------------------------

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


Date:  March 23, 2006
                                            /s/ Leon Kopyt
                                            -------------------------------
                                            Leon Kopyt
                                            Chairman and Chief Executive Officer

                                  EXHIBIT 31.2
-------------------------------------------------------------------------------

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

Date: March 23, 2006
                            /s/ Stanton Remer
                            ------------------------------
                            Stanton Remer
                            Executive Vice President
                            Chief Financial Officer, Treasurer, and Secretary

                                  EXHIBIT 32.1
-------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Leon Kopyt
       ----------------------
     Leon Kopyt
     Chief Executive Officer
     March 23, 2006

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32.2
-------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanton Remer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Stanton Remer
     ----------------------
     Stanton Remer
     Executive Vice President
     Chief Financial Officer
     March 23, 2006

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.