Form 10-Q
period 2006-04-01
RCM TECHNOLOGIES INC
filed 2006-05-04
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X]         QUARTERLY REPORT PURSUANT TO
                           SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2006

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
Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer  X
                       ----                  ----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                   NO     X
        -----              -----

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 11,768,244 shares outstanding as of May 3, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION                                                                 Page
    ---------------------------------------------------------------------------------------------------

          ITEM 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of April 1, 2006 (Unaudited)
               and December 31, 2005                                                                  3

               Unaudited Consolidated Statements of Income and Comprehensive Income
               For the Thirteen Weeks Ended April 1, 2006 and  April 2, 2005                          5

               Unaudited Consolidated Statement of Changes in Stockholders'
               Equity for the Thirteen Weeks Ended April 1, 2006                                      7

               Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
               April 1, 2006 and April 2, 2005                                                        8

               Notes to Unaudited Consolidated Financial Statements                                  10

          ITEM 2 - Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                      22

          ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk                        33

          ITEM 4 - Controls and Procedures                                                           33

    PART II - OTHER INFORMATION
    --------------------------------------------------------------------------------------------- ----------

          ITEM 1 - Legal Proceedings                                                                 34

          ITEM 6 - Exhibits                                                                          35

          SIGNATURES                                                                                 36


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 1, 2006 and December 31, 2005



                                     ASSETS

                                                                               April 1,           December 31,
                                                                            --------------            2005
                                                                                 2006
----------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                    $4,457,114           $3,761,063
   Accounts receivable, net of allowance for doubtful accounts of $1,786,000 (April 1, 2006) and $1,792,000
      (December 31, 2005), respectively                                         49,278,132           44,930,276
   Restricted cash                                                               8,658,481            8,572,064
   Prepaid expenses and other current assets                                     2,227,368            2,840,700
   Deferred tax assets                                                           4,012,340            4,012,340
----------------------------------------------------------------------------------------------------------------

      Total current assets                                                      68,633,435           64,116,443
----------------------------------------------------------------------------------------------------------------



Property and equipment, at cost
   Equipment and leasehold improvements                                          9,582,755           10,038,094
   Less: accumulated depreciation and amortization                               5,082,505            6,017,593
----------------------------------------------------------------------------------------------------------------

                                                                                 4,500,250            4,020,501
----------------------------------------------------------------------------------------------------------------



Other assets
   Deposits                                                                        183,807              166,814
   Goodwill                                                                     37,660,320           37,660,320
   Intangible assets, net of accumulated amortization
      of $476,908 (April 1, 2006) and $405,376
      (December 31, 2005), respectively                                            737,092              808,624
----------------------------------------------------------------------------------------------------------------

                                                                                38,581,219           38,635,758
----------------------------------------------------------------------------------------------------------------




      Total assets                                                            $111,714,904         $106,772,702
================================================================================================================

                                       3
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       April 1, 2006 and December 31, 2005
-------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              April 1,            December 31,
                                                                           --------------             2005
                                                                                2006
----------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Current liabilities
   Line of credit                                                              $7,100,000            $3,900,000
   Accounts payable and accrued expenses                                       17,103,948            14,979,127
   Accrued compensation                                                         6,620,922             7,087,897
   Payroll and withheld taxes                                                     894,380               867,274
   Income taxes payable                                                         3,108,232             4,249,779
----------------------------------------------------------------------------------------------------------------

       Total current liabilities                                               34,827,482            31,084,077
----------------------------------------------------------------------------------------------------------------


Stockholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,753,861 and
       11,728,261 shares issued and outstanding
       at April 1, 2006 and December 31, 2005, respectively                       587,693               586,413
    Accumulated other comprehensive income                                        966,825               981,772
    Additional paid-in capital                                                100,636,477           100,235,338
    Accumulated deficit                                                       (25,303,573)          (26,114,898)
----------------------------------------------------------------------------------------------------------------

                                                                               76,887,422            75,688,625
----------------------------------------------------------------------------------------------------------------





       Total liabilities and stockholders' equity                            $111,714,904          $106,772,702
================================================================================================================

                                       4
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              Thirteen Weeks Ended April 1, 2006 and April 2, 2005
                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                                 2006                  2005
------------------------------------------------------------------------ --- -------------- -- --- -------------

Revenues                                                                       $47,053,786          $44,081,579

Cost of services (1)                                                            35,022,794           33,973,145
------------------------------------------------------------------------ --- -------------- -- --- -------------

Gross profit                                                                    12,030,992           10,108,434
------------------------------------------------------------------------ --- -------------- -- --- -------------

Operating costs and expenses
   Selling, general and administrative (2)                                      10,086,022            8,405,686
   Depreciation                                                                    281,187              260,107
   Amortization                                                                     71,532
------------------------------------------------------------------------ --- -------------- -- --- -------------
                                                                                10,438,741            8,665,793
------------------------------------------------------------------------ --- -------------- -- --- -------------

Operating income                                                                 1,592,251            1,442,641
------------------------------------------------------------------------ --- -------------- -- --- -------------

Other expenses
   Interest expense, net of interest income                                         65,351              123,740
   Loss on foreign currency transactions                                            13,106                4,011
------------------------------------------------------------------------ --- -------------- -- --- -------------
                                                                                    78,457              127,751
------------------------------------------------------------------------ --- -------------- -- --- -------------

Income before income taxes                                                       1,513,794            1,314,890

Income taxes                                                                       702,469              482,227
------------------------------------------------------------------------ --- -------------- -- --- -------------

Net income                                                                         811,325              832,663

Other comprehensive (loss) income
   Foreign currency translation adjustment                                         (14,947  )             8,703
------------------------------------------------------------------------ --- -------------- -- --- -------------

Comprehensive income                                                              $796,378             $841,366
======================================================================== === ============== == === =============


(1) Includes stock based compensation expense of $12,118 for the thirteen weeks ended April 1, 2006.

(2) Includes stock based compensation expense of $292,849 for the thirteen weeks ended April 1, 2006.

                                       5
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued)
              Thirteen Weeks Ended April 1, 2006 and April 2, 2005
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                                   2006                2005
-----------------------------------------------------------------------------------------------------------------

Basic earnings per share                                                                $.07                $.07
=================================================================================================================

Weighted average number of common shares outstanding                              11,733,997          11,384,846
=================================================================================================================

Diluted earnings per share                                                              $.07                $.07
=================================================================================================================

Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of  273,173 and 198,414 in 2006 and 2005, respectively)                       12,007,170          11,583,260
=================================================================================================================


                                       6
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Thirteen Weeks Ended April 1, 2006
                                   (Unaudited)
-------------------------------------------------------------------------------










                                                               Accumulated
                                                                  Other           Additional
                                        Common Stock          Comprehensive        Paid-in         Accumulated
                                                                  Income           Capital           Deficit           Total
                                  -------------- -----------
                                     Shares        Amount
--------------------------------- -------------- ----------- ----------------- ----------------- ---------------- ----------------


Balance, December 31, 2005           11,728,261    $586,413        $981,772        $100,235,338    ($26,114,898)     $75,688,625

Exercise of stock options                25,600       1,280                              96,172                           97,452
Translation adjustment                                               (14,947)                                           (14,947)
 Stock based compensation                                                               304,967                         304,967
  expense
Net income                                                                                               811,325         811,325
--------------------------------- -------------- ----------- ----------------- ----------------- ---------------- ----------------

Balance, April 1, 2006               11,753,861    $587,693        $966,825        $100,636,477    ($25,303,573)     $76,887,422
================================= ============== =========== ================= ================= ================ ================


                                       7
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Thirteen Weeks Ended April 1, 2006 and April 2, 2005
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                                      2006               2005
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

    Net income                                                                      $811,325           $832,663
----------------------------------------------------------------------------------------------------------------


    Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                               352,719            260,107
         Stock-based compensation expense                                            304,967
         Provision for losses on accounts receivable                                  (6,000)            (9,000)
         Changes in assets and liabilities:
             Accounts receivable                                                  (4,341,856)        (1,229,735)
             Restricted cash                                                         (86,417)
             Prepaid expenses and other current assets                               613,332            536,100
             Accounts payable and accrued expenses                                 2,124,823           (339,272)
             Accrued compensation                                                   (466,975)        (1,404,916)
             Payroll and withheld taxes                                               27,104           (686,702)
             Income taxes payable                                                 (1,141,547)           167,745
----------------------------------------------------------------------------------------------------------------

    Total adjustments                                                             (2,619,850)        (2,705,673)
----------------------------------------------------------------------------------------------------------------



Net cash used in operating activities                                            ($1,808,525)       ($1,873,010)
----------------------------------------------------------------------------------------------------------------


                                       8
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
              Thirteen Weeks Ended April 1, 2006 and April 2, 2005
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                                     2006               2005
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Property and equipment acquired                                                ($760,937)         ($265,834)
    (Increase) decrease in deposits                                                  (16,992)             3,060
----------------------------------------------------------------------------------------------------------------

    Net cash used in investing activities                                           (777,929)          (262,774)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Exercise of stock options                                                         97,452              6,884
    Net borrowings on line of credit                                               3,200,000          1,500,000
----------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                      3,297,452          1,506,884
----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                         (14,947)             8,703
----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                     696,051           (620,197)

Cash and cash equivalents at beginning of period                                   3,761,063          2,401,794
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $4,457,114         $1,781,597
================================================================================================================


Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                               $85,723            $77,398
      Income taxes                                                                  $501,636           $448,388


                                       9
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that in the opinion of management are necessary for a fair presentation of the consolidated financial position of the Company and its consolidated results of operations for the interim periods set forth herein. The results for the thirteen weeks ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.


2.   Fiscal Year

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 31, 2005 was a 52-week reporting year. The first quarter of 2005, the 2005 fiscal year and the first quarter of 2006 ended on the following dates, respectively:

      Period Ending                          Weeks in Quarter
      --------------------------------- ---- -------------------

      April 2, 2005                          Thirteen
      December 31, 2005                      Thirteen
      April 1, 2006                          Thirteen


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

4.   Acquisition

     On October 17, 2005, the Company acquired Soltre Technology, Inc., ("Soltre"), a Delaware Corporation, based in Los Angeles, California. Soltre is a specialty provider of consulting and technology services. The acquisition was effective as of September 1, 2005, and was accomplished through a stock purchase transaction pursuant to which Soltre, through an exchange of all of its outstanding shares of stock for cash and shares of RCM's common stock, became a wholly-owned subsidiary of the Company.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4. Acquisition (Cont'd)

     In connection with the acquisition, the Company is obligated to pay contingent consideration to the selling shareholders upon the acquired business achieving certain earnings targets over periods ranging from two to three years. In general, the contingent consideration amounts fall into two tiers: (a) Tier 1 ("Deferred Consideration") - amounts are due, provided that the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Tier 2 ("Earnouts") - amounts are not fixed and are based on the growth in excess of the base level earnings. The Deferred Consideration payments are anticipated to be approximately as follows:

                  Year Ending                      Amount
                (In thousands)
     -------------------------------------- -- -------------
     December 30, 2006 (Nine Months)                   $700
     December 29, 2007                                  700
     December 27, 2008                                  700
                                               -------------
                                                     $2,100
                                               =============

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet. Earnouts cannot be estimated with any certainty.

     The following results of operations have been prepared assuming the acquisition had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented.

                                            Thirteen Weeks Ended
                                       April 1,             April 2,
                                         2006                 2005
                                       (Actual)            (Proforma)
     --------------------------- -- ---------------- -- -----------------
     Revenues                           $47,053,786          $45,274,803
     Operating income                     1,592,251            1,615,834
     Net income                            $811,325             $918,420
     Earnings per share                        $.07                 $.08


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


5.   New Accounting Standards

     Statement of Financial Accounting Standard ("SFAS") No. 123R "Share-Based Payment", which the Company has adopted effective as of January 1, 2006, requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as was the Company's practice under SFAS No. 123, is not permitted after 2005, since SFAS 123R must be adopted no later than the first interim or annual period beginning after December 15, 2005. The Company follows the "modified prospective" method of adoption of SFAS 123R in the first quarter of 2006, whereby earnings for prior periods are not to be restated as though stock based compensation had been expensed.

     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted the provision of SFAS 154, as applicable, beginning in fiscal 2006.

6.   Line of Credit

     The Company and its subsidiaries are party to a loan agreement, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability of credit under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable for which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin or (ii) the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2006. Management of the Company has commenced negotiations for renewal or replacement of the Revolving Credit Facility. The weighted average interest rates under the Revolving Credit Facility for the thirteen weeks ended April 1, 2006 and April 2, 2005 were 7.6% and 2.92%, respectively. The amounts outstanding under the Revolving Credit Facility at April 1, 2006 and December 31, 2005 were $7.1 million and $3.9 million, respectively. At April 1, 2006, the Company had availability for additional borrowing under the Revolving Credit Facility of $17.8 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


7.   Interest (Expense), Net

     Interest (expense), net consisted of the following:

                                                  Thirteen Weeks
              -------------------------------------------------------------
                                            April 1,          April 2,
                                              2006              2005
              -------------------------------------------------------------
              Interest expense                 ($168,737)        ($128,260)
              Interest income                    103,386            14,520
              -------------------------------------------------------------
                                                ($65,351)        ($123,740)
              =============================================================

8.   Goodwill and Intangibles

     SFAS 142 requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could impact the market multiples of comparable businesses, and consequently could impact the results of future annual impairment tests. There were no events during the thirteen weeks ended April 1, 2006 that have indicated a need to perform the impairment test prior to the Company's annual test date.

     There are no changes in the carrying amount of goodwill for the thirteen weeks ended April 1, 2006.


9.   Accounts Payable

     Accounts payable and accrued expenses consisted of the following at April 1, 2006 and December 31, 2005:

                                                             April 1,       December 31,
                                                               2006             2005
      -------------------------------------------------------------------------------------

      Accounts payable - trade                                $8,281,486        $5,649,920
      Due to sellers                                             210,964           794,894
      Reserve for litigation                                   8,611,498         8,534,313
      -------------------------------------------------------------------------------------

      Total                                                  $17,103,948       $14,979,127
      =====================================================================================


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


10.  Stockholders' Equity

     Common Stock Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                              April 1,       December 31,
                                                                2006             2005
                                                            --------------  ----------------

      Exercise of options outstanding                           1,902,883         1,935,483
      Future grants of options                                     26,306            36,486
                                                            --------------  ----------------

      Total                                                     1,929,189         1,971,969
                                                            ==============  ================


11.  Stock - Based Compensation

     Effective with this fiscal year, the Company follows SFAS 123R, "Share-Based Payment." SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

     SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

     In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123R includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards.

     SFAS 123R replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of SFAS 123R, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in December 31, 2005, January 1, 2005 and December 27, 2003 were disclosed in
     Note 1 Summary of Significant Accounting Policies - Stock-Based Compensation of our Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2005.

     Since the Company adopted SFAS 123R using the modified-prospective-transition-method, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based compensation cost using the Black-Scholes option pricing model.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


11. Stock - Based Compensation (Continued)

     At April 1, 2006, the Company has four share-based employee compensation plans. Share-based compensation of $305,000, or $.03 per share, was recognized for the thirteen weeks ended April 1, 2006. The Company anticipates that share-based compensation will not exceed $966,000 or approximately $.08 per share for the year ending December 30, 2006. Reported net income, adjusting for share-based compensation that would have been recognized for the thirteen weeks ended April 2, 2005 if SFAS 123R had been followed, is (in thousands, except per share amounts):

                                                             Amount
                                                          --------------
               Net income, as reported                             $833

               Less:  stock-based compensation costs
                 determined under fair value based
                 method for all awards                               60
                                                          --------------

               Adjusted net income                                 $773
                                                          ==============

               Earnings per share of common stock-basic:
                  As reported                                      $.07
                  Share-based compensation costs
                  Adjusted net income                              $.07

               Earnings per share of common stock-diluted:
                  As reported                                      $.07
                  Share-based compensation costs
                  Adjusted net income                              $.07

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. There were no options granted during the thirteen weeks ended April 1, 2006 and April 2, 2005.

     Expected volatility is based on the historical volatility of the price of our common shares since January 2, 2001. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

     As of April 1, 2006, we have approximately, $1.8 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 1.9 years. These amounts do not include the cost of any additional options that may be granted in future periods nor any changes in the Company's forfeiture rate.

     We received cash from options exercised during the first three months of fiscal years 2006 and 2005 of $97,452 and $6,884, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


11. Stock - Based Compensation (Continued)

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of April 1, 2006, options to purchase 83,455 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. As of April 1, 2006, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of April 1, 2006, options to purchase 1,131,045 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of April 1, 2006, options to purchase 26,306 shares of common stock were available for future grants, and options to purchase 618,383 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


11. Stock - Based Compensation (Continued)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the thirteen weeks ended April 1, 2006 and April 2, 2005, there were no shares issued under the Purchase Plan. As of April 1, 2006, there were 258,958 shares available for issuance under the Purchase Plan.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


12.  Segment Information

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


  Thirteen Weeks Ended              Information
  April 1, 2006                      Technology       Engineering        Commercial      Corporate         Total
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  Revenue                                 $24,703          $11,385            $10,966                        $47,054

  Operating expenses (1) (2)               23,301           11,406             10,402                         45,109
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  EBITDA (1)  ((3))                         1,402              (21  )             564                          1,945

  Depreciation                                130              108                 43                            281

  Amortization of intangibles                  72                                                                 72
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  Operating income                          1,200             (129  )             521                          1,592

  Interest expense, net of
  interest income                              34               16                 15                             65

  Loss on foreign currency
  transactions                                                  13                                                13

  Income taxes (benefit)                      541              (73  )             235                            703
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  Net income                                 $625             ($85  )            $271                           $811
  ============================== = =============== = ============== === ==============  ============= = =============

  Total assets                            $52,963          $26,510            $10,802        $21,440        $111,715

  Capital expenditures                        $95             $510                              $156            $761

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


12. Segment Information (Continued)

  Thirteen Weeks                    Information
  Ended April 2, 2005                Technology       Engineering       Commercial       Corporate         Total
  ------------------------------ - --------------- -- ------------ --- -------------- - ------------- - -------------

  Revenue                                 $24,652         $11,763             $7,667                         $44,082

  Operating expenses (1)                   23,146          11,839              7,394                          42,379
  ------------------------------ - --------------- -- ------------ --- -------------- - ------------- - -------------

  EBITDA  (1) (3)                           1,506             (76  )             273                           1,703

  Depreciation                                135              91                 34                             260

  Amortization of intangibles
  ------------------------------ - --------------- -- ------------ --- -------------- - ------------- - -------------

  Operating income (loss)                   1,371            (167  )             239                           1,443

  Interest expense, net of
  interest income                              69              33                 22                             124

  Loss on foreign currency
  transactions                                                  4                                                  4

  Income taxes (benefit)                      477             (75  )              80                             482
  ------------------------------ - --------------- -- ------------ --- -------------- - ------------- - -------------

  Net income (loss)                          $825           ($129  )            $137                            $833
  ============================== = =============== == ============ === ============== = ============= = =============

  Total assets                            $48,758         $22,157             $9,102         $18,169         $98,186

  Capital expenditures                        $51                                               $215            $266


     (1) Operating expenses exclude depreciation and amortization.

     (2) Operating expenses include $305,000 of stock based compensation expense.

     (3) EBITDA means earnings before interest, taxes, depreciation and amortization. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to EBITDA of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, nor as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


12. Segment Information (Continued)

     Revenues reported for each operating segment are from external customers.

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the thirteen weeks ended April 1, 2006 and April 2, 2005 are as follows (in thousands):

                              Thirteen Weeks Ended
     -----------------------------------------------------------------------------------
                                                          April 1,         April 2,
                                                            2006            2005
     -----------------------------------------------------------------------------------
     Revenues
        U. S.                                                  $44,902          $40,229
        Canada                                                   2,152            3,853
     -----------------------------------------------------------------------------------
                                                               $47,054          $44,082
     ===================================================================================

     Fixed Assets
        U. S.                                                   $4,349           $4,204
        Canada                                                     151              221
     -----------------------------------------------------------------------------------
                                                                $4,500           $4,425
     ===================================================================================

     Revenues reported for each operating segment are from external customers.


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


13. Contingencies (Continued)

     The Company appealed the judgment entered in the Law Division to the Appellate Division of the Superior Court of New Jersey, and obtained a stay pending appeal of that judgment. In order to secure the stay, the Company made a cash deposit in lieu of bond of $8.3 million with the Trust Fund of the Superior Court of New Jersey. This deposit is recorded as restricted cash on the consolidated balance sheet and earns interest at a rate that approximates the daily federal funds rate. On December 2, 2005, the Appellate Division unanimously affirmed the judgment entered in the Law Division in all respects. On March 30, 2006, the Supreme Court of New Jersey denied the Company's petition for certification of the Appellate Division's judgment for review by the Supreme Court. On April 10, 2006, the Company filed a motion in the Supreme Court seeking reconsideration of that denial; that motion is pending and the timeframe within which the Supreme Court will rule thereon cannot be predicted with any degree of certainty.

     In connection with this litigation, the Company accrued $9.7 million of litigation charges at December 31, 2002, which included the jury award of $7.6 million, professional fees of $1.1 million and an estimate of $1.0 million for attorney fees and pre-judgment interest. As of April 1, 2006, the accrued litigation reserve is $8.6 million.

     In addition, in November 2002 the Company brought suit in the Superior Court of New Jersey, Law Division, Bergen County, on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. On September 14, 2005, as a consequence of certain procedural constraints imposed by the court, the Company and the various attorney and law firm defendants agreed to the dismissal of the action in Bergen County and the filing of a new action against the same defendants in the Superior Court of New Jersey, Law Division, Morris County. The complaint in the new action, in which the Company has asserted certain additional claims against the defendants, was filed on October 24, 2005. Discovery proceedings in the new action are continuing and a mediation conference is scheduled for May 15, 2006.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company in connection with such adoption; and the outcome of litigation (at both the trial and appellate levels) involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) adverse effects on the market price of the Company's common stock due to the potential resale into the market of a significant amounts of common stock; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities;
(viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers;
(x) the Company's ability to remain competitive in the markets that it serves;
(xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------


Overview

   RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be volatile.

   During the latter portion of the 1990s RCM made significant personnel and infrastructure investments to support a high-growth strategy through broad-based market penetration and acquisitions. The dramatic slowdown in the United States economy, which began during 2000, prompted management to reconsider its strategy. In that regard, the Company initiated reductions in its staff personnel and office requirements in response to the decrease in sales volume in the year 2001. Since that time, management has continued to monitor its operating cost structure in order to maintain a cost benefit relationship with revenues. In addition, there has been an ongoing focus on working capital management and cash flows. These efforts have resulted in an improvement in accounts receivable collections, debt reduction and improved cash flows. Furthermore, the Company has improved discipline in its marketing and sales strategies by providing a more cohesive and relevant marketing and sales approach to new and existing customers and now focuses on growth in targeted vertical markets and in service offerings providing greater revenue opportunities.

   The Company believes that most companies have recognized the importance of the Internet and information management technologies to compete in today's business climate. However, the uncertain economic environment has curtailed many companies' motivation for rapid adoption of many technological enhancements. The process of designing, developing and implementing software solutions has become increasingly complex. The Company believes that many companies today are focused on return on investment analysis in prioritizing the initiatives they undertake. This has had the effect of delaying or totally negating spending by clients and potential clients on many emerging new solutions, which management formerly had anticipated.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------

Overview (Continued)

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits, and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and reporting responsibilities and acquisition program. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates to the allocation of the purchase price of an acquisition, which has been assigned to covenants not to compete, and customer lists. Acquisitions have been accounted for under SFAS No. 141 "Business Combinations," and have created goodwill.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------


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

Goodwill

     Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test for 2005 as of November 30, 2005 and identified no impairments. Goodwill at April 1, 2006 and December 31, 2005 was $37,660,000.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------


Accounting for Stock Options

     The Company has used stock options to attract, retain, and reward employees for long-term service. Generally accepted accounting principles allow alternative methods of accounting for these awards. The Company has chosen to account for its stock plans (including stock option plans) under APB Opinion 25, "Accounting for Stock Issued to Employees." Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's Consolidated Statement of Income.

     SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of SFAS 123R, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in December 31, 2005, January 1, 2005 and December 27, 2003 were disclosed in Note 1 Summary of Significant Accounting Policies - Stock-Based Compensation of our Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2005.

     Since the Company adopted SFAS 123R, effective January 1, 2006 using the modified-prospective-transition-method, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based compensation cost using the Black-Scholes option pricing model.

Accounting for Income Taxes

     In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of April 1, 2006, the Company had total net deferred tax assets of $4.0 million. This included $3.2 million for a reserve for litigation charges. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------


Thirteen Weeks Ended April 1, 2006 Compared to Thirteen Weeks
Ended April 2, 2005

A summary of operating results for the fiscal quarters ended April 1, 2006 and April 2, 2005 is as follows (in thousands, except for earnings per share data):

                                                            April 1, 2006                  April 2, 2005
                                                        ----------------------        ------------------------
                                                                    % of                             % of
                                                         Amount      Revenue           Amount       Revenue
                                                        ----------------------        ------------------------
Revenues                                                  $47,054       100.0           $44,082         100.0
Cost of services                                           35,023        74.4            33,973          77.1
                                                        ----------------------        ------------------------
Gross profit                                               12,031        25.6            10,109          22.9
                                                        ----------------------        ------------------------

Selling, general and administrative                        10,086        21.4             8,406          19.0
Depreciation and amortization                                 353          .8               260            .6
                                                        ----------------------        ------------------------
                                                           10,439        22.2             8,666          19.6
                                                        ----------------------        ------------------------

Operating income                                            1,592         3.4             1,443           3.3
Other expense                                                  78          .2               128            .3
                                                        ----------------------        ------------------------

Income before income taxes                                  1,514         3.2             1,315           3.0
Income taxes                                                  703         1.5               482           1.1
                                                        ----------------------        ------------------------

Net income                                                   $811         1.7              $833           1.9
                                                        ======================        ========================
Earnings per share
Basic:                                                       $.07                          $.07
                                                        ======================        ========================
Diluted:                                                     $.07                          $.07
                                                        ======================        ========================


The above summary is not a presentation of results of operations under generally accepted accounting principles and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended April 1, 2006 and April 2, 2005 consisted of thirteen weeks each.

Revenues. Revenues increased 6.7%, or $3.0 million, for the thirteen weeks ended April 1, 2006 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increased $51,000 in the Information Technology ("IT") segment, decreased $378,000 in the Engineering segment and increased $3.3 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management reasonably expects revenues for the remainder of fiscal 2006 to remain consistent on a prorated basis with the revenues for the thirteen weeks ended April 1, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Thirteen Weeks Ended April 1, 2006 Compared to Thirteen Weeks
Ended April 2, 2005 - (Continued)

Cost of Services. Cost of services increased 3.1%, or $1.1 million, for the thirteen weeks ended April 1, 2006 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues decreased to 74.4% for the thirteen weeks ended April 1, 2006 from 77.1% for the comparable prior year period. This decrease was primarily attributable to increased gross margins in the engineering segment and the commercial segment. Management reasonably expects the ratio of cost of sales to revenues for the remainder of fiscal 2006 to remain consistent.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 20.0%, or $1.7 million, for the thirteen weeks ended April 1, 2006 as compared to the comparable prior year period. This increase was primarily attributable to stock based compensation expense of $293,000 for the thirteen weeks ended April 1, 2006, which resulted from the implementation of SFAS 123R on January 1, 2006 and increased sales and marketing costs on higher revenues. SGA expenses as a percentage of revenues were 21.4% for the thirteen weeks ended April 1, 2006 as compared to 19.0% for the comparable prior year period. Management reasonably expects SGA expenses for the remainder of fiscal 2006 to remain consistent with the SGA expenses for the thirteen weeks ended April 1, 2006.

Depreciation and Amortization. Depreciation and amortization ("DA") increased 35.6%, or $93,000, for the thirteen weeks ended April 1, 2006 as compared to the comparable prior year period. This increase was primarily attributable to amortization of intangibles of $72,000 in 2006.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended April 1, 2006, actual interest expense of $168,000 was offset by $103,400 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, decreased $58,000 for the thirteen weeks ended April 1, 2006 as compared to the comparable prior year period. This decrease was primarily due to higher interest income earned on money market deposits and restricted cash deposits which was partially offset by increased borrowing requirements as well as an increase in weighted average interest rates on borrowed funds. Losses on foreign currency transactions increased $9,100 because of the weakening of the U.S. Dollar in relation to the Canadian Dollar in the thirteen weeks ended April 1, 2006 as compared to the comparable prior year period.

Income Tax. Income tax expense increased 45.7%, or $220,000, for the thirteen weeks ended April 1, 2006 as compared to the comparable prior year period. This increase was attributable to a higher level of income before taxes for the thirteen weeks ended April 1, 2006 compared to the comparable prior year period. The effective tax rate was 46.4% for the thirteen weeks ended April 1, 2006 as compared to 36.7% for the comparable prior year period. The increase in effective tax rate was attributable to an increased amount of non-deductible amortization and non-deductible stock compensation expense.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------


Thirteen Weeks Ended April 1, 2006 Compared to Thirteen Weeks
Ended April 2, 2005 - (Continued)

Segment Discussion (See Footnote 12)

Information Technology

IT revenues of $24.7 million for the thirteen weeks ended April 1, 2006 increased $51,000, or .20%, compared to the thirteen weeks ended April 2, 2005. The EBITDA for the IT segment was $1.4 million, or 72.1% of the overall EBITDA for the thirteen weeks ended April 1, 2006 as compared to $1.5 million, or 88.4% of the overall EBITDA for the thirteen weeks ended April 2, 2005.

Engineering

Engineering revenues of $11.4 million for the thirteen weeks ended April 1, 2006 decreased $378,000, or 3.2%, compared to the thirteen weeks ended April 2, 2005. The decrease in revenue was attributable to the softening of demand for the Company's engineering services. The EBITDA for the Engineering segment was a loss of $21,000, or 1.1% of the overall EBITDA for the thirteen weeks ended April 1, 2006 as compared to a loss of $76,000, or 4.5% of the overall EBITDA for thethirteen weeks ended April 2, 2005.

Commercial

Commercial revenues of $11.0 million for the thirteen weeks ended April 1, 2006 increased $3.3 million, or 43.0% compared to the thirteen weeks ended April 2, 2005. The increase in revenues for the Commercial segment was attributable to improvement in economic activity within this segment. The EBITDA for the Commercial segment was $564,000, or 30.0% of the overall EBITDA for the thirteen weeks ended April 1, 2006 as compared to $273,000, or 16.0% of the overall EBITDA for the thirteen weeks ended April 2, 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------


Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                                          Thirteen Weeks Ended
                                                 -----------------------------------------
                                                   April 1, 2006         April 2, 2005
                                                 ------------------ -- -------------------
                                                             (In Thousands)
                                                 ------------------ -- -------------------

               Operating Activities                        ($1,809  )             ($1,873  )
               Investing Activities                          ($778  )               ($263  )
               Financing Activities                         $3,297                 $1,507

Operating Activities

Operating activities used $1.8 million of cash for the thirteen weeks ended April 1, 2006 as compared to using $1.9 million of cash for the comparable 2005 period. The cash used in operating activities was primarily attributable to an increase in accounts receivable, an increase in restricted cash, a decrease in accrued compensation, and a decrease in income taxes payable, which was partially offset by a decrease in prepaid expenses and other current assets, a increase in accounts payable and accrued expenses and a increase in payroll and withheld taxes. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities for the remainder of fiscal 2006. The Company continues to institute enhanced managerial controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $778,000 for the thirteen weeks ended April 1, 2006 as compared to using $263,000 for the comparable 2005 period. The increase in the use of cash for investing activities for 2006 as compared to the comparable 2005 period was primarily attributable to an increase in expenditures for property and equipment.

Financing Activities

Financing activities principally consisted of borrowing $3.2 million of debt in 2006 as compared to borrowing $1.5 million of debt in 2005 period.

The Company and its subsidiaries are party to a loan agreement, with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability of credit under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable for which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are:
(i) LIBOR (London Interbank Offered Rate), plus applicable margin or (ii) the agent bank's prime rate.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------


Liquidity and Capital Resources (Continued)

The Revolving Credit Facility expires in August 2006. Management of the Company has commenced negotiations for renewal or replacement of the Revolving Credit Facility. Management has renewed this Revolving Credit Facility in the past and anticipates that it will be able to do so again. The weighted average interest rates under the Revolving Credit Facility for the thirteen weeks ended April 1, 2006 and April 2, 2005 were 7.6% and 5.6%, respectively. The amounts outstanding under the Revolving Credit Facility at April 1, 2006 and December 31, 2005 were $7.1 million and $3.9 million, respectively. At April 1, 2006, the Company had availability for additional borrowing under the Revolving Credit Facility of $17.8 million.

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any long - and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations or future financing transactions. The Company is involved in litigation as described in Footnote 13 (Contingencies) to the financial statements. The outcome of litigation is subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity, and the results of operations for the period in which the effect becomes reasonably estimable.

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

At April 1, 2006, the Company had a deferred tax asset totaling $4.0 million, primarily representing the tax effect of a litigation reserve. The Company expects to utilize the deferred tax asset during the twelve months ending March 31, 2007 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of April 1, 2006, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 76 basis points) increase in interest rates on its variable debt (using average debt balances during the thirteen weeks ended April 1, 2006 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 4.    CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 1.    LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 13 to the consolidated financial statements included in item 1 of this report.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS
-------------------------------------------------------------------------------


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

                             RCM TECHNOLOGIES, INC.

                                   SIGNATURES
-------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                            RCM Technologies, Inc.





         Date:  May 4, 2006  By: /s/ Stanton Remer
                             -----------------------------
                             Stanton Remer
                             Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
                             (Principal Financial Officer and
                             Duly Authorized Officer of the Registrant)

Exhibit 31.1
-------------------------------------------------------------------------------

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

Date:    May 4, 2006                                /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer

Exhibit 31.2
-------------------------------------------------------------------------------

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

Date:    May 4, 2006                                /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1
-------------------------------------------------------------------------------


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934




         I, Leon Kopyt, President and Chief Executive Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended April 1, 2006 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date: May 4, 2006

Exhibit 32.2
-------------------------------------------------------------------------------


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934




         I, Stanton Remer, Chief Financial Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the period ended April 1, 2006 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: May 4, 2006