Form 10-Q
period 2006-07-01
RCM TECHNOLOGIES INC
filed 2006-08-10
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2006

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

                Common Stock, $0.05 par value, 11,788,674 shares
                       outstanding as of August 9, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
    --------------------------------------------------------------------------

                                                                                                         Page
          Item 1 - Consolidated Financial Statements


               Consolidated Balance Sheets as of July 1, 2006 (Unaudited)
               and December 31, 2005                                                                       3

               Unaudited Consolidated Statements of Income and Comprehensive Income
               for the Twenty-Six Weeks Ended July 1, 2006 and  July 2, 2005                               5

               Unaudited Consolidated Statements of Income and Comprehensive Income
               for the Thirteen Weeks Ended July 1, 2006 and  July 2, 2005                                 7

               Unaudited Consolidated Statement of Changes in Stockholders'
               Equity for the Twenty-Six Weeks Ended July 1, 2006                                          9

               Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
               July 1, 2006 and July 2, 2005                                                              10

               Notes to Unaudited Consolidated Financial Statements                                       12

          Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                              26

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                             40

          Item 4 - Controls and Procedures                                                                40

    PART II - OTHER INFORMATION
    -------------------------------------------------------------------------------------------------- ---------

          Item 1 - Legal Proceedings                                                                      41

          Item 4 - Submission of Matters to a Vote of Security Holders                                    41

          Item 6 - Exhibits                                                                               42

          Signatures                                                                                      43



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 1, 2006 and December 31, 2005



                                     ASSETS

                                                                               July 1,            December 31,
                                                                            --------------            2005
                                                                                 2006
----------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                    $6,921,447           $3,761,063
   Accounts receivable, net of allowance for doubtful accounts of $1,775,000 (July 1, 2006) and $1,792,000
      (December 31, 2005), respectively                                         48,084,120           44,930,276
   Restricted cash                                                                                    8,572,064
   Prepaid expenses and other current assets                                     2,912,256            2,840,700
   Deferred tax assets                                                           4,198,630            4,012,340
----------------------------------------------------------------------------------------------------------------


      Total current assets                                                      62,116,453           64,116,443
----------------------------------------------------------------------------------------------------------------




Property and equipment, at cost
   Equipment and leasehold improvements                                          9,971,492           10,038,094
   Less: accumulated depreciation and amortization                               5,336,252            6,017,593
----------------------------------------------------------------------------------------------------------------


                                                                                 4,635,240            4,020,501
----------------------------------------------------------------------------------------------------------------




Other assets
   Deposits                                                                        193,088              166,814
   Goodwill                                                                     38,281,836           37,660,320
   Intangible assets, net of accumulated amortization
      of $548,440 (July 1, 2006) and $405,376
      (December 31, 2005), respectively                                            665,560              808,624
----------------------------------------------------------------------------------------------------------------


                                                                                39,140,484           38,635,758
----------------------------------------------------------------------------------------------------------------





      Total assets                                                            $105,892,177         $106,772,702
================================================================================================================

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       July 1, 2006 and December 31, 2005
-------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              July 1,             December 31,
                                                                               2005                 2006
----------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Current liabilities
   Line of credit                                                              $5,500,000            $3,900,000
   Accounts payable and accrued expenses                                        8,880,869            14,979,127
   Accrued compensation                                                         8,480,902             7,087,897
   Payroll and withheld taxes                                                     960,425               867,274
   Income taxes payable                                                         2,800,958             4,249,779
----------------------------------------------------------------------------------------------------------------

       Total current liabilities                                               26,623,154            31,084,077
----------------------------------------------------------------------------------------------------------------


Stockholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,788,562 and
       11,728,261 shares issued and outstanding
       at July 1, 2006 and December 31, 2005, respectively                        589,428               586,413
    Accumulated other comprehensive income                                      1,053,584               981,772
    Additional paid-in capital                                                101,070,661           100,235,338
    Accumulated deficit                                                       (23,444,650)          (26,114,898)
----------------------------------------------------------------------------------------------------------------

                                                                               79,269,023            75,688,625
----------------------------------------------------------------------------------------------------------------



       Total liabilities and stockholders' equity                            $105,892,177          $106,772,702
================================================================================================================

                                       4

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              Twenty-Six Weeks Ended July 1, 2006 and July 2, 2005
                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                                 2006                  2005
------------------------------------------------------------------------ --- -------------- -- --- -------------


Revenues                                                                       $96,078,710          $90,405,980

Cost of services (1)                                                            71,868,210           69,240,499
------------------------------------------------------------------------ --- -------------- -- --- -------------

Gross profit                                                                    24,210,500           21,165,481
------------------------------------------------------------------------ --- -------------- -- --- -------------

Operating costs and expenses
   Selling, general and administrative (2)                                      20,270,785           17,334,833
   Depreciation                                                                    577,667              527,852
   Amortization                                                                    143,064
------------------------------------------------------------------------ --- -------------- -- --- -------------
                                                                                20,991,516           17,862,685
------------------------------------------------------------------------ --- -------------- -- --- -------------

Operating income                                                                 3,218,984            3,302,796
------------------------------------------------------------------------ --- -------------- -- --- -------------

Other expenses
   Interest expense, net of interest income                                        129,443              108,039
   Loss on foreign currency transactions                                            10,698                4,373
------------------------------------------------------------------------ --- -------------- -- --- -------------
                                                                                   140,141              112,412
------------------------------------------------------------------------ --- -------------- -- --- -------------

Income before income taxes                                                       3,078,843            3,190,384

Income taxes                                                                       408,595            1,189,686
------------------------------------------------------------------------ --- -------------- -- --- -------------

Net income                                                                       2,670,248            2,000,698

Other comprehensive income (loss)
   Foreign currency translation adjustment                                          71,812              (69,682  )
------------------------------------------------------------------------ --- -------------- -- --- -------------

Comprehensive income                                                            $2,742,060           $1,931,016
======================================================================== === ============== == === =============

(1) Includes stock based compensation expense of $30,441 for the twenty-six weeks ended July 1, 2006.

(2) Includes stock based compensation expense of $562,875 for the twenty-six weeks ended July 1, 2006.


                                       5
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued)
              Twenty-Six Weeks Ended July 1, 2006 and July 2, 2005
                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                                   2006                2005
-----------------------------------------------------------------------------------------------------------


Basic earnings per share
    Basic earnings per share                                                           $0.23               $0.18
=================================================================================================================

Weighted average number of common shares outstanding                              11,751,757          11,386,107
=================================================================================================================


Diluted earnings per share
    Diluted earnings per share                                                         $0.22               $0.17
=================================================================================================================


Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 288,046 and 179,582 in 2006 and 2005, respectively)                        12,039,803          11,565,689
=================================================================================================================

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               Thirteen Weeks Ended July 1, 2006 and July 2, 2005
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                 2006                  2005
------------------------------------------------------------------------ --- -------------- -- --- -------------

Revenues                                                                       $49,024,924          $46,324,401

Cost of services (1)                                                            36,845,416           35,267,354
------------------------------------------------------------------------ --- -------------- -- --- -------------

Gross profit                                                                    12,179,508           11,057,047
------------------------------------------------------------------------ --- -------------- -- --- -------------

Operating costs and expenses
   Selling, general and administrative (2)                                      10,184,763            8,929,147
   Depreciation                                                                    296,480              267,745
   Amortization                                                                     71,532
------------------------------------------------------------------------ --- -------------- -- --- -------------
                                                                                10,552,775            9,196,892
------------------------------------------------------------------------ --- -------------- -- --- -------------

Operating income                                                                 1,626,733            1,860,155
------------------------------------------------------------------------ --- -------------- -- --- -------------

Other expenses (income)
   Interest expense, net of interest income                                         64,092               (15,701 )
   (Gain) loss on foreign currency transactions                                     (2,408  )               362
------------------------------------------------------------------------ --- -------------- -- --- -------------
                                                                                    61,684              (15,339  )
------------------------------------------------------------------------ --- -------------- -- --- -------------

Income before income taxes                                                       1,565,049            1,875,494

Income tax (benefit)  expense                                                     (293,874  )           707,459
------------------------------------------------------------------------ --- -------------- -- --- -------------

Net income                                                                       1,858,923            1,168,035

Other comprehensive income (loss)
   Foreign currency translation adjustment                                          86,759              (60,980  )
------------------------------------------------------------------------ --- -------------- -- --- -------------

Comprehensive income                                                            $1,945,682           $1,107,055
======================================================================== === ============== == === =============

(1) Includes stock based compensation expense of $18,323 for the thirteen weeks ended July 1, 2006.

(2) Includes stock based compensation expense of $270,026 for the thirteen weeks ended July 1, 2006.

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued)
               Thirteen Weeks Ended July 1, 2006 and July 2, 2005
                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                                   2006                2005
-----------------------------------------------------------------------------------------------------------------


Basic earnings per share                                                               $0.16               $0.10
=================================================================================================================


Weighted average number of common shares outstanding                              11,761,688          11,386,544
=================================================================================================================


Diluted earnings per share                                                             $0.15               $0.10
=================================================================================================================


Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of  282,685 and 158,505 in 2006 and 2005, respectively)                       12,044,373          11,545,049
=================================================================================================================

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Twenty-Six Weeks Ended July 1, 2006
                                   (Unaudited)
-------------------------------------------------------------------------------










                                                                 Accumulated
                                                                    Other           Additional
                                          Common Stock          Comprehensive        Paid-in         Accumulated
                                                                    Income           Capital           Deficit           Total
                                    --------------------------
                                        Shares        Amount
----------------------------------- -------------- ----------- ----------------- ----------------- ---------------- ----------------

Balance, December 31, 2005             11,728,261    $586,413         $981,772       $100,235,338    ($26,114,898)     $75,688,625

Issuance of stock under
employee stock purchase plan               15,318         766                              64,642                           65,408
Exercise of stock options                  44,983       2,249                             177,365                          179,614
Translation adjustment                                                  71,812                                              71,812
 Stock based compensation                                                                 593,316                          593,316
  expense
Net income                                                                                              2,670,248        2,670,248
----------------------------------- -------------- ----------- ----------------- ----------------- ---------------- ----------------

Balance, July 1, 2006                  11,788,562    $589,428       $1,053,584       $101,070,661    ($23,444,650)     $79,269,023
=================================== ============== =========== ================= ================= ================ ================

                                       9
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twenty-Six Weeks Ended July 1, 2006 and July 2, 2005
                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                                   2006               2005
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

    Net income                                                                    $2,670,248         $2,000,698
----------------------------------------------------------------------------------------------------------------


    Adjustments to reconcile net income to net provided by in operating activities, net of effects of acquisition:
         Depreciation and amortization                                               720,731            527,852
         Stock-based compensation expense                                            593,316
         Provision for losses on accounts receivable                                 (17,000)           (19,000)
         Deferred tax assets                                                        (186,290)
         Changes in assets and liabilities:
             Accounts receivable                                                  (3,136,844)        (2,037,971)
             Restricted cash                                                       8,572,064           (148,155)
             Prepaid expenses and other current assets                               (71,556)           316,729
             Accounts payable and accrued expenses                                (6,098,258)          (776,132)
             Accrued compensation                                                  1,393,005            372,176
             Payroll and withheld taxes                                               93,150           (327,668)
             Income taxes payable                                                 (1,448,821)           378,083
----------------------------------------------------------------------------------------------------------------

    Total adjustments                                                                413,497         (1,714,086)
----------------------------------------------------------------------------------------------------------------



Net cash provided by operating activities                                         $3,083,745           $286,612
----------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
              Twenty-Six Weeks Ended July 1, 2006 and July 2, 2005
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                   2006               2005
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Property and equipment acquired                                              ($1,192,405)         ($391,074)
    (Increase) decrease  in deposits                                                 (26,274)               227
    Cash paid for acquisition, net of working capital acquired                      (621,516)
----------------------------------------------------------------------------------------------------------------

    Net cash used in investing activities                                         (1,840,195)          (390,847)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                   179,614             80,475
    Exercise of stock options                                                         65,408             18,433
    Net borrowings on line of credit                                               1,600,000          1,000,000
----------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                      1,845,022          1,098,908
----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                          71,812            (69,682)
----------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                              3,160,384            924,991

Cash and cash equivalents at beginning of period                                   3,761,063          2,401,794
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $6,921,447         $3,326,785
================================================================================================================



Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                            $1,058,714           $163,853
      Income taxes                                                                $1,629,295           $750,029

                                       11
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that in the opinion of management are necessary for a fair presentation of the consolidated financial position of the Company and its consolidated results of operations for the interim periods set forth herein. The results for the thirteen and twenty-six weeks ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

2.   Fiscal Year

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 31, 2005 was a 52-week reporting year. The second quarter of 2005, the 2005 fiscal year and the second quarter of 2006 ended on the following dates, respectively:

      Period Ending                   Weeks in Quarter    Weeks in Year to Date
      --------------------------------- ---- ------------------- --------------

      July 2, 2005                    Thirteen            Twenty-Six
      December 31, 2005               Thirteen            Fifty-Two
      July 1, 2006                    Thirteen            Twenty-Six

3.   Use of Estimates and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

4.   Acquisitions

On April 17, 2006, the Company purchased the operating assets of Techpubs, LLC, ("Techpubs"), a Rhode Island Limited Liability Company via an asset acquisition. Techpubs is a specialty provider of engineering services. The acquisition has been accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations". Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the date of acquisition and are included in the engineering segment. The Company has not yet completed the process of identifying and valuing any intangible assets acquired in the transaction, and as a result the allocation of the purchase price has not been finalized.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


4.   Acquisitions (Cont'd)

     The cash consideration at closing was $600,000 and the deferred consideration is $300,000.

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

                                                   Amount
                  Year Ending                  (In thousands)
     -------------------------------------- -- ----------------
     December 30, 2006 (Six Months)                       $700
     December 29, 2007                                     800
     December 27, 2008                                     800
     January 2, 2010                                       100
     -------------------------------------- -- ----------------
                                                        $2,400
     ====================================== == ================

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet. Earnouts cannot be estimated with any certainty.

     The following results of operations have been prepared assuming all acquisitions since January 2, 2005 had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                         Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                  ------------------------------------    ----------------------------------
                                      July 1,             July 2,            July 1,            July 2,
                                       2006                2005               2006               2005
                                    (Proforma) (Proforma) (Proforma) (Proforma)
                                  ---------------- -- ---------------- -- -------------- -- ----------------
     Revenues                         $49,064,924         $48,757,304       $96,378,710         $94,293,107
     Operating income                  $1,634,333          $2,237,159        $3,275,984          $3,902,993
     Net income                        $1,859,606          $1,368,239        $2,689,910          $2,310,360
     Earnings per share                     $0.15               $0.12             $0.22               $0.20


5.   New Accounting Standards

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


5.   New Accounting Standards (Continued)

     The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

     SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which the Company has adopted effective as of January 1, 2006, requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as was the Company's practice under SFAS 123, is not permitted after 2005, since SFAS 123R must be adopted no later than the first interim or annual period beginning after December 15, 2005. The Company followed the "modified prospective" method of adoption of SFAS 123R beginning in fiscal 2006, whereby earnings for prior periods are not to be restated as though stock based compensation had been expensed.

     In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted the provision of SFAS 154, as applicable, beginning in fiscal 2006.

6.   Line of Credit

     The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability of credit under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable for which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin or (ii) the agent bank's prime rate.

     All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2011. The weighted average interest rates under the Revolving Credit Facility for the twenty-six weeks ended July 1, 2006 and July 2, 2005 were 8.3% and 5.6%, respectively. The amounts outstanding under the Revolving Credit Facility at July 1,
     2006 and December 31, 2005 were $5.5 million and $3.9 million, respectively. At July 1, 2006, the Company had availability for additional borrowing under the Revolving Credit Facility of $19.4 million.
                                       14

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


7.   Interest Expense, Net

     Interest expense, net consisted of the following:

                                       Twenty-Six       Twenty-Six       Thirteen Weeks     Thirteen Weeks
                                      Weeks Ended       Weeks Ended           Ended              Ended
                                      July 1, 2006     July 2, 2005       July 1, 2006       July 2, 2005
              ----------------------------------------------------------------------------------------------
              Interest expense              $349,618         $283,519            $180,881          $155,259
              Interest income               (220,175)        (175,480            (116,789)         (170,960)
              ----------------------------------------------------------------------------------------------
                                            $129,443         $108,039             $64,092          ($15,701)
              ==============================================================================================

8.   Goodwill and Intangibles

     SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could impact the market multiples of comparable businesses, and consequently could impact the results of future annual impairment tests. There were no events during the twenty-six weeks ended July 1, 2006 that have indicated a need to perform the impairment test prior to the Company's annual test date.

     The changes in the carrying amount of goodwill for the twenty six weeks ended July 1, 2006 are as follows (in thousands):

                                                 Information
                                                 Technology       Engineering       Commercial          Total
      ---- --------------------------------- -- -------------- -- ------------- -- ------------- --- ------------
      Balance as of  December 31, 2005                $30,132           $7,528                           $37,660

           Goodwill acquired during the
           period                                                          622                               622
      ---- --------------------------------- -- -------------- -- ------------- -- ------------- --- ------------

      Balance as of July 1, 2006                      $30,132           $8,150                           $38,282
      ====================================== == ============== == ============= == ============= === ============


9.   Accounts Payable

     Accounts payable and accrued expenses consisted of the following at July 1, 2006 and December 31, 2005:

                                                             July 1,        December 31,
                                                               2006             2005
      -------------------------------------------------------------------------------------

      Accounts payable - trade                                $8,487,974        $5,649,920
      Due to sellers                                             392,895           794,894
      Reserve for litigation                                                     8,534,313
      -------------------------------------------------------------------------------------

      Total                                                   $8,880,869       $14,979,127
      =====================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


10.  Stockholders' Equity

     Common Stock Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                               July 1,       December 31,
                                                                2006             2005
      --------------------------------------------------------------------------------------

      Exercise of options outstanding                           1,872,500         1,935,483
      Future grants of options                                     16,306            36,486
      --------------------------------------------------------------------------------------

      Total                                                     1,888,806         1,971,969
      ======================================================================================

11.  Stock - Based Compensation

     Effective with the fiscal year ending December 30, 2006, the Company follows SFAS 123R. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

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

     SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of SFAS 123R, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in December 31, 2005, January 1, 2005 and December 27, 2003 were disclosed in Note 1 Summary of Significant Accounting Policies - Stock-Based Compensation of our Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2005.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


11.  Stock - Based Compensation (Continued)

     At July 1, 2006, the Company has four share-based employee compensation plans. Share-based compensation of $593,316, or $0.05 per share, was recognized for the twenty-six weeks ended July 1, 2006. The Company anticipates that share-based compensation will not exceed $930,000 or approximately $0.08 per share for the year ending December 30, 2006. Reported net income, adjusting for share-based compensation that would have been recognized for the thirteen weeks and twenty-six weeks ended July 2, 2005 if SFAS 123R had been followed, is (in thousands, except per share amounts):

                                                                      July 2, 2005
                                                          -------------------------------------
                                                              Thirteen           Twenty-Six
                                                             Weeks Ended         Weeks Ended
               ----------------------------------------   ------------------   ----------------
               Net income, as reported                               $1,168             $2,001

               Less:  stock-based compensation costs
                 determined under fair value based
                 method for all awards                                   75                128
               ----------------------------------------   ------------------   ----------------

               Adjusted net income                                   $1,093             $1,873
                                                          ==================   ================

               Earnings per share of common stock-basic:
                  As reported                                         $0.10              $0.18
                  Share-based compensation costs                                          0.02
                  Adjusted net income                                 $0.10              $0.16

               Earnings per share of common stock-diluted:
                  As reported                                         $0.10              $0.17
                  Share-based compensation costs                       0.01               0.01
                  Adjusted net income                                 $0.09              $0.16

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. There were options to purchase 10,000 shares of common stock granted during the twenty-six weeks ended July 1, 2006, all of which were granted in the thirteen weeks ended July 1, 2006. The share-based compensation expense attributable to the 10,000 options was $1,700 for twenty-six weeks and thirteen weeks ended
     July 1, 2006.

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

     As of July 1, 2006, we have approximately, $1.0 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 2.1 years. These amounts do not include the cost of any additional options that may be granted in future periods nor any changes in the Company's forfeiture rate.

     We received cash from options exercised during the first twenty-six weeks of fiscal years 2006 and 2005 of $179,614 and $18,433, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


11.  Stock - Based Compensation (Continued)

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in July 1992, and amended in July 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of July 1, 2006, options to purchase 83,455 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in July 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. As of July 1, 2006, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in July 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of July 1, 2006, options to purchase 1,105,045 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of July 1, 2006, options to purchase 16,306 shares of common stock were available for future grants, and options to purchase 614,000 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


11.  Stock - Based Compensation (Continued)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with stockholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the twenty-six weeks ended July 1, 2006, there were 15,318 shares issued under the Purchase Plan for net proceeds of $65,408. As of July 1, 2006, there were 243,640 shares available for issuance under the Purchase Plan. The share based compensation expense attributable to the 15,318 shares issued was $11,489 for the twenty-six weeks and thirteen weeks ended July 1, 2006.


12.  Income Taxes

     As of December 31, 2002, the Company had accrued approximately $2.5 million for income tax liabilities, which related to the potential repayment of tax benefits associated with tax deductions taken as a result of goodwill impairments. On June 8, 2006, the goodwill impairment deductions of approximately $13.5 million were disallowed by the Internal Revenue Service as a deduction in the December 31, 2002 income tax return. Based upon the methodology applied by the Internal Revenue Service, these deductions are best substantiated by facts and circumstances arising during 2005 and thus such deductions are included in the December 31, 2005 federal income tax return. This reclassification of the deduction from the year ended December 31, 2002 to the year ended December 31, 2005 results in the reversal of the income tax accrual of approximately $1.0 million, ($.08 diluted earnings per share) the impact of which is included in the statement of income for the twenty-six weeks ended July 1, 2006. The remaining income tax accrual of $1.5 million has been reserved for estimated unbilled interest and estimated disallowed tax net operating loss deductions.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


13.  Segment Information

     The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for companies to report information about operating segments, geographic areas and major customers. SFAS 131 has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

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


  Twenty-Six Weeks Ended            Information
  July 1, 2006                       Technology       Engineering        Commercial      Corporate         Total
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  Revenue                                 $48,887          $25,085            $22,107                        $96,079

  Operating expenses (1) (2)               46,112           24,957             21,070                         92,139
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  EBITDA  ((4))                             2,775              128              1,037                          3,940

  Depreciation                                258              233                 87                            578

  Amortization of intangibles                 143                                                                143
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  Operating income                          2,374             (105  )             950                          3,219

  Interest expense, net of
  interest income                              66               34                 29                            129

  Loss on foreign currency
  transactions                                                  11                                                11

  Income taxes (benefit)                      307              (20  )             122                            409
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  Net income (loss)                        $2,001            ($130  )            $799                         $2,670
  ============================== = =============== = ============== === ==============  ============= = =============

  Total assets                            $54,351          $21,631            $12,816        $17,094        $105,892

  Capital expenditures                       $146             $890                              $156          $1,192

                                       20

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


13.  Segment Information (Continued)

  Twenty-Six Weeks Ended            Information
  July 2, 2005                      Technology       Engineering         Commercial      Corporate         Total
  -------------------------------------------------------------------------------------------------------------------

  Revenue                                 $49,549          $24,141            $16,716                        $90,406

  Operating expenses (1)                   46,521           24,027             16,027                         86,575
  -------------------------------------------------------------------------------------------------------------------

  EBITDA  (4)                               3,028              114                689                          3,831

  Depreciation                                270              184                 74                            528
  -------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                   2,758              (70 )              615                          3,303

  Interest expense, net of
  (interest income)                           140               68                 48           (148 )           108

  Loss on foreign currency
  transactions                                                   4                                                 4

  Income taxes (benefit)                      976              (52 )              211             55           1,190
  -------------------------------------------------------------------------------------------------------------------

  Net income (loss)                        $1,642             ($90 )             $356            $93          $2,001
  ===================================================================================================================

  Total assets                            $46,691          $23,694            $10,452        $10,940        $100,777

  Capital expenditures                                                                          $391            $391

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


13.  Segment Information (Continued)

  Thirteen Weeks Ended              Information
  July 1, 2006                      Technology       Engineering         Commercial      Corporate         Total
  ---------------------------------------------------------------------------------------------------------------------

  Revenue                                 $24,185          $13,700            $11,140                        $49,025

  Operating expenses (1) (3)               22,812           13,549             10,669                         47,030
  ---------------------------------------------------------------------------------------------------------------------

  EBITDA  (4)                               1,373              151                471                          1,995

  Depreciation                                128              125                 44                            297

  Amortization of intangibles                  71                                                                 71
  ---------------------------------------------------------------------------------------------------------------------

  Operating income                          1,174               26                427                          1,627

  Interest expense, net of
  interest income                              32               18                 14                             64

  Gain on foreign currency
  transactions                                                  (2 )                                              (2 )

  Income taxes (benefit)                     (214 )             (2 )              (78 )                         (294 )
  ---------------------------------------------------------------------------------------------------------------------

  Net income                               $1,356              $12               $491                         $1,859
  =====================================================================================================================

  Total assets                            $54,351          $21,631            $12,816        $17,094        $105,892

  Capital expenditures                        $51             $380                                              $431


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


13.  Segment Information (Continued)

  Thirteen Weeks Ended              Information
  July 2, 2005                       Technology       Engineering       Commercial       Corporate         Total
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  Revenue                                 $24,898          $12,378            $9,048                         $46,324

  Operating expenses (1)                   23,375           12,188             8,634                          44,197
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  EBITDA  (4)                               1,523              190               414                           2,127

  Depreciation                                135               93                39                             267
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  Operating income                          1,388               97               375                           1,860

  Interest expense, net of
  interest income                              71               36                26           (148  )           (15  )

  Loss on foreign currency
  transactions

  Income taxes                                497               23               132             55              707
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  Net income                                 $820              $38              $217            $93           $1,168
  ============================== = =============== = ============== == ============== = ============ == =============

  Total assets                            $46,691          $23,694           $10,452        $10,940         $100,777

  Capital expenditures                                                                         $125             $125

     (1) Operating expenses exclude depreciation and amortization.

     (2) Operating expenses include $593,316 of stock based compensation expense for the twenty six weeks ended July 1, 2006.

     (3) Operating expenses include $288,349 of stock based compensation expense for the thirteen weeks ended July 1, 2006.

     (4) EBITDA means earnings before interest, taxes, depreciation and amortization. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to EBITDA of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, nor as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

                                       23

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


13.  Segment Information (Continued)

     Revenues reported for each operating segment are from external customers.

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the twenty-six weeks ended July 1, 2006 and July 2, 2005 are as follows (in thousands):

                             Twenty-Six Weeks Ended
     --------------------------------------------------------------------------
                                                          July 1,           July 2,
                                                          2006              2005
     -----------------------------------------------------------------------------------
     Revenues
        U. S.                                                  $90,960          $82,582
        Canada                                                   5,119            7,824
     -----------------------------------------------------------------------------------
                                                               $96,079          $90,406
     ===================================================================================

     Fixed Assets
        U. S.                                                   $4,524           $4,079
        Canada                                                     111              204
     -----------------------------------------------------------------------------------
                                                                $4,635           $4,283
     ===================================================================================

     Revenues by geographic area for the thirteen weeks ended July 1, 2006 and July 2, 2005 are as follows (in thousands):

                              Thirteen Weeks Ended
     -----------------------------------------------------------------------------------
                                                          July 1,           July 2,
                                                            2006             2005
     -----------------------------------------------------------------------------------
     Revenues
        U. S.                                                  $46,058          $42,353
        Canada                                                   2,967            3,971
     -----------------------------------------------------------------------------------
                                                               $49,025          $46,324
     ===================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


14.  Contingencies

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

     The claim relating to the wrongful termination of the employment of one of the plaintiffs and the claims of both plaintiffs concerning the grant of stock options were resolved in binding arbitration in early 2002. A trial on the remaining claims commenced on December 2, 2002 and a verdict was returned on January 24, 2003. On August 4, 2003, the trial judge entered a judgment in favor of the plaintiffs for $7.6 million in damages and awarded plaintiffs $172,000 in post-verdict pre-judgment interest. The Company unsuccessfully appealed that judgment to the New Jersey appellate courts. On May 11, 2006, the Supreme Court of New Jersey turned down the Company's final appeal. The plaintiffs were paid $8,622,458 from a cash deposit in lieu of an appeal bond that the Company had previously made with the court. The judgment has now been satisfied and cancelled of record. The payment of the funds did not effect the financial position of the Company as of July 1, 2006.

     In November 2002 the Company brought suit in the Superior Court of New Jersey, Law Division, Bergen County, on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) any sums for which the Company is ultimately determined to be liable to the plaintiffs; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. On September 14, 2005, as a consequence of certain procedural constraints imposed by the court, the Company and the various attorney and law firm defendants agreed to the dismissal of the action in Bergen County and the filing of a new action against the same defendants in the Superior Court of New Jersey, Law Division, Morris County. The complaint in the new action, in which the Company has asserted certain additional claims against the defendants, was filed on October 24, 2005. Discovery proceedings in the new action are continuing and efforts to reach a mediated resolution are also being pursued. A trial in the malpractice action will likely be scheduled for early 2007.

     The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company in connection with such adoption; and the outcome of litigation (at both the trial and appellate levels) involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) adverse effects on the market price of the Company's common stock due to the potential resale into the market of significant amounts of common stock; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities;
(viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers;
(x) the Company's ability to remain competitive in the markets that it serves;
(xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies

   The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make subjective decisions, assessments, and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may differ materially from estimates. The Company has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue Recognition

   The Company derives its revenues from several sources. All of the Company's segments perform consulting/staffing services. The Company's Engineering Services and Information Technology Services segments also perform project services. All of the Company's segments derive revenue from permanent placement fees.

   Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104") clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Revenue Recognition (Continued)

   Consulting/Staffing Services - Revenues derived from consulting/staffing
   services are recorded on a   gross basis as services are performed and
   associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases, the Company receives an administrative fee for arranging for, billing for, and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, the Company's reported revenues are net of associated costs (effectively the administrative fee).

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

Goodwill

   Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test for 2005 as of November 30, 2005 and identified no impairments. Goodwill at July 1, 2006 and December 31, 2005 was $38,282,000 and $37,660,000, respectively.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-----------------------------------------------------------------------------


Accounting for Stock Options

   The Company has used stock options to attract, retain, and reward employees for long-term service. Generally accepted accounting principles in the United States had allowed alternative methods of accounting for these awards. The Company had chosen to account for its stock plans (including stock option plans) under APB 25, "Accounting for Stock Issued to Employees." Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's Consolidated Statement of Income for periods ended prior to January 1, 2006.

   SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of SFAS 123R, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in December 31, 2005, January 1, 2005 and December 27, 2003 were disclosed in Note 1 Summary of Significant Accounting Policies - Stock-Based Compensation of our Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2005.

   Since the Company adopted SFAS 123R, effective January 1, 2006 using the modified-prospective-transition-method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model.

Accounting for Income Taxes

   In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of July 1, 2006, the Company had total net deferred tax assets of $4.2 million, primarily representing the tax effect of a tax net operating loss carryfoward. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-----------------------------------------------------------------------------


Twenty-Six Weeks Ended July 1, 2006 Compared to Twenty-Six Weeks
 Ended July 2, 2005

A summary of operating results for the fiscal periods ended July 1, 2006 and July 2, 2005 is as follows (in thousands, except for earnings per share data):

                                                            July 1, 2006                   July 2, 2005
--------------------------------------------------------------------------------------------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
--------------------------------------------------------------------------------------------------------------
Revenues                                                  $96,079       100.0           $90,406         100.0
Cost of services                                           71,868        74.8            69,240          76.6
--------------------------------------------------------------------------------------------------------------
Gross profit                                               24,211        25.2            21,166          23.4
--------------------------------------------------------------------------------------------------------------

Selling, general and administrative                        20,271        21.1            17,335          19.2
Depreciation and amortization                                 721          .8               528            .5
--------------------------------------------------------------------------------------------------------------
                                                           20,992        21.9            17,863          19.7
--------------------------------------------------------------------------------------------------------------

Operating income                                            3,219         3.3             3,303           3.7
Other (expense) income                                        140          .1              (112 )          .2
--------------------------------------------------------------------------------------------------------------

Income before income taxes                                  3,079         3.2             3,191           3.5
Income taxes                                                  409          .4             1,190           1.3
--------------------------------------------------------------------------------------------------------------

Net income                                                 $2,670         2.8            $2,001           2.2
==============================================================================================================

Earnings per share
Basic:                                                       $.23                          $.18
Diluted:                                                     $.22                          $.17
==============================================================================================================

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended July 1, 2006 and July 2, 2005 consisted of twenty-six weeks each.

Revenues. Revenues increased 6.3%, or $5.7 million, for the twenty-six weeks ended July 1, 2006 as compared to the same period in the prior year (the "comparable prior year period"). Revenues decreased $662,000 in the Information Technology ("IT") segment, increased $944,000 in the Engineering segment, and increased $5.4 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management expects revenues for the remainder of fiscal 2006 to remain generally consistent on a prorated basis with the revenues for the twenty-six weeks ended July 1, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Twenty-Six Weeks Ended July 1, 2006 Compared to Twenty-Six Weeks
 Ended July 2, 2005 (Continued)

Cost of Services. Cost of services increased 3.7%, or $2.6 million, for the twenty-six weeks ended July 1, 2006 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues decreased to 74.8% for the twenty-six weeks ended July 1, 2006 from 76.6% for the comparable prior year period. This decrease was primarily attributable to increased revenues in the engineering segment which had higher gross margins as well as improved gross margins in the Commercial segment. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2006 to remain comparable to the twenty six weeks ended July 1, 2006.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 16.9%, or $2.9 million, for the twenty-six weeks ended July 1, 2006 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 21.1% for the twenty-six weeks ended July 1, 2006 as compared to 19.2% for the comparable prior year period. This increase was primarily attributable to increased sales costs on higher revenues as well as additional administrative costs incurred from two acquisitions since July 1, 2005. Management reasonably expects SGA expenses for the remainder of fiscal 2006 to remain consistent with the SGA expenses for the twenty-six weeks ended July 1, 2006.

Depreciation and Amortization. Depreciation and amortization ("DA") increased 36.6%, or $193,000, for the twenty-six weeks ended July 1, 2006 as compared to the comparable prior year period. This increase was attributable to the amortization of intangible assets in the amount of $143,000 incurred subsequent to July 1, 2005.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the twenty-six weeks ended July 1, 2006, actual interest expense of $350,000 was offset by $220,000 of interest income, which was principally earned from restricted cash and short-term money market deposits. Interest expense, net increased $65,400 for the twenty-six weeks ended July 1, 2006 as compared to the comparable prior year period. This increase was primarily due to increased borrowing requirements as well as an increase in weighted average interest rates on borrowed funds. Losses on foreign currency transactions increased $6,300 in the twenty-six weeks ended July 1, 2006 as compared to the comparable prior year period. This modest increase was attributable to the increase in the number of foreign currency transactions.

Income Tax. Income tax expense decreased 65.6%, or $781,000, for the twenty-six weeks ended July 1, 2006 as compared to the comparable prior year period. This decrease was attributable to a reversal of $1.0 million ($.08 diluted earnings per share) of previously accrued income taxes. (See footnote 12 to the consolidated financial statements). The effective tax rate before the reversal was 45.8% for the twenty-six weeks ended July 1, 2006 as compared to 37.3% for the comparable prior year period. The increase in effective tax rate was attributable to the increased amount of non-tax-deductible amortization in relation to increased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Twenty-Six Weeks Ended July 1, 2006 Compared to Twenty-Six Weeks
 Ended July 2, 2005 - (Continued)

Segment Discussion (See Footnote 13)

Information Technology

IT revenues of $48.9 million in 2006 decreased $662,000, or 1.3%, compared to 2005. The decrease was principally attributable to a decrease in demand for IT services. The IT segment EBITDA was $2.8 million, or 70.4% of the overall EBITDA for 2006, as compared to $3.0 million, or 79.0% of the overall EBITDA, for 2005.

Engineering

Engineering revenues of $25.1 million in 2006 increased $944,000, or 3.9%, compared to 2005. The increase in revenue was attributable to the strengthening of demand for the Company's engineering services. The Engineering segment EBITDA was $128,000, or 3.2% of the overall EBITDA for 2006, as compared to $114,000, or 3.0% of the overall EBITDA for 2005.

Commercial

Commercial revenues of $22.1 million in 2006 increased $5.3 million, or 32.3% compared to 2005. The increase in revenues for the Commercial segment was attributable to improvement in economic demand within this segment. The Commercial segment EBITDA was $1.0 million, or 26.4% of the overall EBITDA, as compared to $689,000, or 18.0% of the overall EBITDA for 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Thirteen Weeks Ended July 1, 2006 Compared to Thirteen Weeks Ended July 2, 2005

A summary of operating results for the fiscal periods ended July 1, 2006 and July 2, 2005 is as follows (in thousands, except for earnings per share data):

                                                            July 1, 2006                   July 2, 2005
--------------------------------------------------------------------------------------------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
--------------------------------------------------------------------------------------------------------------
Revenues                                                  $49,025       100.0           $46,324         100.0
Cost of services                                           36,845        75.2            35,267          76.1
--------------------------------------------------------------------------------------------------------------
Gross profit                                               12,180        24.8            11,057          23.9
--------------------------------------------------------------------------------------------------------------

Selling, general and administrative                        10,185        20.8             8,929          19.3
Depreciation and amortization                                 368          .7               268            .6
--------------------------------------------------------------------------------------------------------------
                                                           10,553        21.5             9,197          19.9
--------------------------------------------------------------------------------------------------------------

Operating income                                            1,627         3.3             1,860           4.0
Other income (expense)                                         62          .1                15
--------------------------------------------------------------------------------------------------------------

Income before income taxes                                  1,565         3.2             1,875           4.0
Income taxes                                                 (294 )       (.6 )             707           1.5
--------------------------------------------------------------------------------------------------------------

Net income                                                 $1,859         3.8            $1,168           2.5
==============================================================================================================

Earnings per share
Basic:                                                       $.16                          $.10
Diluted:                                                     $.15                          $.10
==============================================================================================================

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The second quarter reporting periods ended July 1, 2006 and July 2, 2005 consisted of thirteen weeks each.

Revenues. Revenues increased 5.8%, or $2.7 million, for the thirteen weeks ended July 1, 2006 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decreased $713,000 in the IT segment, increased $1.3 million in the Engineering segment and increased $2.1 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management expects revenues for each of the remaining two fiscal quarters to remain generally consistent with the thirteen weeks ended July 1, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-----------------------------------------------------------------------------


Thirteen Weeks Ended July 1, 2006 Compared to Thirteen Weeks
 Ended July 2, 2005 - (Continued)

Cost of Services. Cost of services increased 4.5%, or $1.6 million, for the thirteen weeks ended July 1, 2006 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues decreased to 75.2% for the thirteen weeks ended July 1, 2006 from 76.1% for the comparable prior year period. This modest decrease was attributable to the change in revenue amounts in each segment year over year and the related gross margin percentages from each segment (See segment discussion on page 37). Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2006 to decrease as compared to the thirteen weeks ended July 2, 2005, which is consistent with historical performance.

Selling, General and Administrative. SGA expenses increased 14.1%, or $1.3 million, for the thirteen weeks ended July 1, 2006 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 20.8% for the thirteen weeks ended July 1, 2006 as compared to 19.3% for the comparable prior year period. This increase was primarily attributable to increased sales costs on higher revenues as well as additional administrative costs incurred from two acquisitions since July 1, 2005. Management reasonably expects SGA expenses for the remainder of fiscal 2006 to remain consistent with the SGA expenses for the thirteen weeks ended July 1, 2006.

Depreciation and Amortization. DA increased 37.3%, or $100,000, for the thirteen weeks ended July 1, 2006 as compared to the comparable prior year period. This increase was attributable to the amortization of intangible assets in the amount of $72,000 incurred subsequent to July 1, 2005.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended July 1, 2006, actual interest expense of $181,000 was offset by $117,000 of interest income, which was principally earned from restricted cash and short-term money market deposits. Interest expense, net increased $80,000 for the thirteen weeks ended July 1, 2006 as compared to the comparable prior year period. This increase was primarily due to increased borrowing requirements as well as an increase in weighted average interest rates on borrowed funds. Gains on foreign currency transactions increased $2,800 in the thirteen weeks ended July 1, 2006 as compared to the comparable prior year period.

Income Tax. Income tax expense decreased 141.6%, or $1.0 million, for the thirteen weeks ended July 1, 2006 as compared to the comparable prior year period. This decrease was attributable to a reversal of $1.0 million ($.08 diluted earnings per share) of previously accrued income taxes. (See footnote 12 to the financial statements). The effective tax rate before the reversal was 45.1% for the thirteen weeks ended July 1, 2006 as compared to 37.7% for the comparable prior year period. The increase in effective tax rate was attributable to the increased amount of non-tax-deductible amortization in relation to increased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Thirteen Weeks Ended July 1, 2006 Compared to Thirteen Weeks
 Ended July 2, 2005 - (Continued)

Segment Discussion (See Footnote 13)

Information Technology

IT revenues of $24.2 million in 2006 decreased $713,000, or 2.9%, compared to 2005. This decrease is attributable to a decrease in demand for IT services. The IT segment EBITDA was $1.4 million, or 68.8% of the overall EBITDA, for 2006 as compared to $1.5 million, or 71.6% of the overall EBITDA, for 2005.

Engineering

Engineering revenues of $13.7 million in 2006 increased $1.3 million, or 10.7%, compared to 2005. The increase in revenue was attributable to the strengthening of demand for the Company's engineering services. The Engineering segment EBITDA was $151,000, or 7.6% of the overall EBITDA for 2006 as compared to $190,000, or 8.9% of the overall EBITDA for 2005.

Commercial

Commercial revenues of $11.1 million in 2006 increased $2.1 million, or 23.3% compared to 2005. The increase in revenue was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $471,000, or 23.6% of the overall EBITDA, as compared to $414,000, or 19.5% of the overall EBITDA for 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Liquidity and Capital Resources

The following table summarizes the major captions from the Company's
Consolidated Statements of Cash Flows:

                                                            Twenty-Six Weeks Ended
                                                 -----------------------------------------
                                                      July 1, 2006           July 2, 2005
                                                 ------------------ -- -------------------
                                                                (In thousands)
                                                 -----------------------------------------

               Operating Activities                         $3,084                   $287
               Investing Activities                        ($1,840  )               ($391)
               Financing Activities                         $1,845                 $1,099

Operating Activities

Operating activities provided $3.1 million of cash for the twenty-six weeks ended July 1, 2006 as compared to $287,000 for the comparable 2005 period. The increase in cash provided by operating activities was primarily attributable to increased earnings, an increase in accrued compensation, an increase in payroll and withheld taxes and a decrease in restricted cash, which was offset by an increase in accounts receivable, an increase in prepaid expenses and other current assets, a increase in deferred tax assets, a decrease in accounts payable and accrued expenses, and a decrease in income taxes payable. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities for the remainder of fiscal 2006. The Company continues to institute enhanced controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $1.8 million for the twenty-six weeks ended July 1, 2006 as compared to $391,000 for the comparable 2005 period. The increase in the use of cash for investing activities for 2006 as compared to the comparable 2005 period was primarily attributable to an increase in expenditures for property and equipment and cash used for acquisitions.

Financing Activities

Financing activities principally consisted of borrowing $1.6 million of debt in 2006 as compared to financing activities borrowing $1.0 million of debt for the comparable 2005 period.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million Revolving Credit Facility (the "Revolving Credit Facility"). Availability of credit under the Revolving Credit Facility is based on 80% of the aggregate amount of accounts receivable for which not more than 90 days have elapsed since the date of the original invoice. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are:
(i) LIBOR (London Interbank Offered Rate), plus applicable margin or (ii) the agent bank's prime rate.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Liquidity and Capital Resources (Continued)

The Revolving Credit Facility expires in August 2011. The weighted average interest rates under the Revolving Credit Facility for the twenty-six weeks ended July 1, 2006 and July 2, 2005 were 8.3% and 5.6%, respectively. The amounts outstanding under the Revolving Credit Facility at July 1, 2006 and December 31, 2005 were $5.5 million and $3.9 million, respectively. At July 1, 2006, the Company had availability for additional borrowing under the Revolving Credit Facility of $19.4 million.

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any long-term and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations or future financing transactions. The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity, and the results of operations for the period in which the effect becomes reasonably estimable.

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

At July 1, 2006, the Company had a deferred tax asset totaling $4.2 million, primarily representing the tax effect of a tax net operating loss carryfoward. The Company expects to utilize the deferred tax asset during the twelve months ending June 30, 2007 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-----------------------------------------------------------------------------


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of July 1, 2006, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 80 basis points) increase in interest rates on its variable debt (using average debt balances during the twenty-six weeks ended July 1, 2006 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 1.    LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 14 to the consolidated financial statements included in Item 1 of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 15, 2006.

The following actions were taken:

     1) The following director was elected to serve as Class A director on the Board of Directors, and shall serve a term expiring at the Company's Annual Meeting in 2009 and until his respective successor shall be elected and qualified. Tabulated voting results were as follows:

         Norman S. Berson      (Class A)    (For 9,792,466;  Withheld 1,660,291)

         The Class B directors of the Company, Robert B. Kerr and David Gilfor, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2007 and until their successors have been elected and qualified.

         The Class C directors of the Company, Leon Kopyt and Stanton Remer, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2008 and until their successors have been elected and qualified.

     2)  Approval of the company's 2006 Omnibus Equity Compensation Plan.

          Votes For - 2,724,777  Votes Against - 5,939,847 Abstentions - 373,321

     3) Approval of Grant Thornton LLP as the independent auditing firm for the Company for the fiscal year ending December 30, 2006.

          Votes For - 11,000,838 Votes Against - 440,439   Abstentions -11,480

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS
------------------------------------------------------------------------------

   10)(a) Fifth Amendment and Modification to Amended and Restated Loan and Security Agreement dated August 7, 2006, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

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

                             RCM TECHNOLOGIES, INC.

                                   SIGNATURES
------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  RCM Technologies, Inc.





   Date:  August 10, 2006         By: /s/ Stanton Remer
                                  -----------------------------
                                  Stanton Remer
                                  Executive Vice President,
                                  Chief Financial Officer,
                                  Treasurer, Secretary and Director
                                  (Principal Financial Officer and
                                   Duly Authorized Officer of the Registrant)

Exhibit 31.1
----------------------------------------------------------------------------

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

Date:    August 10, 2006                             /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer

Exhibit 31.2
-----------------------------------------------------------------------------

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

Date:    August 10, 2006                             /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1
---------------------------------------------------------------------------


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934


         I, Leon Kopyt, President and Chief Executive Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the quarter ended July 1, 2006 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date: August 10, 2006

Exhibit 32.2
---------------------------------------------------------------------------


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934



         I, Stanton Remer, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the quarter ended July 1, 2006 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: August 10, 2006