Form 10-Q
period 2006-09-30
RCM TECHNOLOGIES INC
filed 2006-11-09
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES        X          NO
          -----              -----

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer     Accelerated Filer      Non-Accelerated Filer  X
                       ----                   ----                      -----

Indicate by check mark whether the registrant is a shell company
 (as defined in Rule 12b-2 of the Exchange Act).
YES                   NO     X
          -----              --

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

                         Common Stock, $0.05 par value, 11,806,674 shares
outstanding as of November 8, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
    -----------------------------------------------------------------------------------------------
                                                                                                         Page
          Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2006 (Unaudited)
               and December 31, 2005                                                                      3

               Unaudited Consolidated Statements of Income and Comprehensive Income
               for the Thirty-Nine Weeks Ended September 30, 2006 and  October 1, 2005                    5

               Unaudited Consolidated Statements of Income and Comprehensive Income
               for the Thirteen Weeks Ended September 30, 2006 and  October 1, 2005                       7

               Unaudited Consolidated Statement of Changes in Stockholders'
               Equity for the Thirty-Nine Weeks Ended September 30, 2006                                  9

               Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
               September 30, 2006 and October 1, 2005                                                     10

               Notes to Unaudited Consolidated Financial Statements                                       12

          Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                              27

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                             41

          Item 4 - Controls and Procedures                                                                41

    PART II - OTHER INFORMATION
    ---------------------------------------------------------------------------


          Item 1 - Legal Proceedings                                                                      42

          Item 6 - Exhibits                                                                               43

          Signatures                                                                                      44



                                       2
              The accompanying notes are an integral part of these
                             financial statements.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2006 and December 31, 2005



                                     ASSETS

                                                                            September 30,         December 31,
                                                                            --------------            2005
                                                                                 2006
----------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                    $6,666,362           $3,761,063
   Accounts receivable, net of allowance for doubtful accounts of $1,683,000 (September 30, 2006) and $1,792,000
      (December 31, 2005), respectively                                         48,836,192           44,930,276
   Restricted cash                                                                                    8,572,064
   Prepaid expenses and other current assets                                     2,774,607            2,840,700
   Deferred tax assets                                                           4,157,070            4,012,340
----------------------------------------------------------------------------------------------------------------


      Total current assets                                                      62,434,231           64,116,443
----------------------------------------------------------------------------------------------------------------




Property and equipment, at cost
   Equipment and leasehold improvements                                          9,945,999           10,038,094
   Less: accumulated depreciation and amortization                               5,469,699            6,017,593
----------------------------------------------------------------------------------------------------------------


                                                                                 4,476,300            4,020,501
----------------------------------------------------------------------------------------------------------------




Other assets
   Deposits                                                                        183,014              166,814
   Goodwill                                                                     38,110,616           37,660,320
   Intangible assets, net of accumulated amortization
      of $635,648 (September 30, 2006) and $405,376
      (December 31, 2005), respectively                                            749,352              808,624
----------------------------------------------------------------------------------------------------------------


                                                                                39,042,982           38,635,758
----------------------------------------------------------------------------------------------------------------




      Total assets                                                            $105,953,513         $106,772,702
================================================================================================================

                                       3
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                    September 30, 2006 and December 31, 2005
------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           September 30,          December 31,
                                                                           --------------             2005
                                                                                2006
----------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
Current liabilities
   Line of credit                                                              $3,900,000            $3,900,000
   Accounts payable and accrued expenses                                        9,708,326            14,979,127
   Accrued compensation                                                         8,424,209             7,087,897
   Payroll and withheld taxes                                                   1,117,544               867,274
   Income taxes payable                                                         2,101,154             4,249,779
----------------------------------------------------------------------------------------------------------------


       Total current liabilities                                               25,251,233            31,084,077
----------------------------------------------------------------------------------------------------------------



Stockholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,788,674 and
       11,728,261 shares issued and outstanding
       at September 30, 2006 and December 31, 2005, respectively                  589,434               586,413
    Accumulated other comprehensive income                                      1,037,465               981,772
    Additional paid-in capital                                                101,170,606           100,235,338
    Accumulated deficit                                                       (22,095,225)          (26,114,898)
----------------------------------------------------------------------------------------------------------------


                                                                               80,702,280            75,688,625
----------------------------------------------------------------------------------------------------------------






       Total liabilities and stockholders' equity                            $105,953,513          $106,772,702
================================================================================================================

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         Thirty-Nine Weeks Ended September 30, 2006 and October 1, 2005
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                 2006                  2005
------------------------------------------------------------------------ --- -------------- -- --- -------------


Revenues                                                                      $147,728,501         $133,796,641

Cost of services (1)                                                           110,565,755          102,477,944
------------------------------------------------------------------------ --- -------------- -- --- -------------


Gross profit                                                                    37,162,746           31,318,697
------------------------------------------------------------------------ --- -------------- -- --- -------------


Operating costs and expenses
   Selling, general and administrative (2)                                      30,521,288           26,045,339
   Depreciation                                                                    884,261              800,561
   Amortization                                                                    230,272
------------------------------------------------------------------------ --- -------------- -- --- -------------

                                                                                31,635,821           26,845,900
------------------------------------------------------------------------ --- -------------- -- --- -------------


Operating income                                                                 5,526,925            4,472,797
------------------------------------------------------------------------ --- -------------- -- --- -------------


Other expenses
   Interest expense, net of interest income                                        204,243              171,502
   Loss on foreign currency transactions                                            15,784                6,701
------------------------------------------------------------------------ --- -------------- -- --- -------------

                                                                                   220,027              178,203
------------------------------------------------------------------------ --- -------------- -- --- -------------


Income before income taxes                                                       5,306,898            4,294,594

Income taxes                                                                     1,287,225            1,577,052
------------------------------------------------------------------------ --- -------------- -- --- -------------


Net income                                                                       4,019,673            2,717,542

Other comprehensive income
   Foreign currency translation adjustment                                          55,693              176,521
------------------------------------------------------------------------ --- -------------- -- --- -------------


Comprehensive income                                                            $4,075,366           $2,894,063
======================================================================== === ============== == === =============


(1) Includes stock based compensation expense of $29,750 for the thirty-nine weeks ended September 30, 2006.

(2) Includes stock based compensation expense of $662,925 for the thirty-nine weeks ended September 30, 2006.

                                       5
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued)
         Thirty-Nine Weeks Ended September 30, 2006 and October 1, 2005
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                   2006                2005
-----------------------------------------------------------------------------------------------------------------


Basic earnings per share
    Basic earnings per share                                                            $.34                $.24
=================================================================================================================


Weighted average number of common shares outstanding                              11,764,056          11,407,806
=================================================================================================================


Diluted earnings per share
    Diluted earnings per share                                                          $.33                $.23
=================================================================================================================


Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of 256,845 and 209,638 in 2006 and 2005, respectively)                        12,020,901          11,617,444
=================================================================================================================

                                       6
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           Thirteen Weeks Ended September 30, 2006 and October 1, 2005
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                 2006                  2005
------------------------------------------------------------------------ --- -------------- -- --- -------------


Revenues                                                                       $51,649,791          $43,390,661

Cost of services (1)                                                            38,697,545           33,237,445
------------------------------------------------------------------------ --- -------------- -- --- -------------


Gross profit                                                                    12,952,246           10,153,216
------------------------------------------------------------------------ --- -------------- -- --- -------------


Operating costs and expenses
   Selling, general and administrative (2)                                      10,250,503            8,710,506
   Depreciation                                                                    306,594              272,709
   Amortization                                                                     87,208
------------------------------------------------------------------------ --- -------------- -- --- -------------

                                                                                10,644,305            8,983,215
------------------------------------------------------------------------ --- -------------- -- --- -------------


Operating income                                                                 2,307,941            1,170,001
------------------------------------------------------------------------ --- -------------- -- --- -------------


Other expenses
   Interest expense, net of interest income                                         74,800               63,463
   Loss on foreign currency transactions                                             5,086                2,328
------------------------------------------------------------------------ --- -------------- -- --- -------------

                                                                                    79,886               65,791
------------------------------------------------------------------------ --- -------------- -- --- -------------


Income before income taxes                                                       2,228,055            1,104,210

Income tax expense                                                                 878,630              387,366
------------------------------------------------------------------------ --- -------------- -- --- -------------


Net income                                                                       1,349,425              716,844

Other comprehensive (loss) income
   Foreign currency translation adjustment                                         (16,119  )           246,203
------------------------------------------------------------------------ --- -------------- -- --- -------------


Comprehensive income                                                            $1,333,306             $963,047
======================================================================== === ============== == === =============

(1) Includes stock based compensation credit of $691 for the thirteen weeks ended September 30, 2006.

(2) Includes stock based compensation expense of $100,050 for the thirteen weeks ended September 30, 2006.

                                       7
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued)
           Thirteen Weeks Ended September 30, 2006 and October 1, 2005
                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                                   2006                2005
-----------------------------------------------------------------------------------------------------------------


Basic earnings per share                                                                $.11                $.06
=================================================================================================================


Weighted average number of common shares outstanding                              11,788,581          11,451,202
=================================================================================================================


Diluted earnings per share                                                              $.11                $.06
=================================================================================================================


Weighted average number of common and common equivalent shares outstanding
    (includes dilutive securities relating to options
    of  215,169 and 259,862 in 2006 and 2005, respectively)                       12,003,750          11,711,064
=================================================================================================================


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Thirty-Nine Weeks Ended September 30, 2006
                                   (Unaudited)
-------------------------------------------------------------------------------










                                                                 Accumulated
                                                                    Other           Additional
                                          Common Stock          Comprehensive        Paid-in         Accumulated
                                                                    Income           Capital           Deficit           Total
                                  --------------------------

                                       Shares        Amount
----------------------------------- -------------- ----------- ----------------- ----------------- ---------------- ---------------

Balance, December 31, 2005             11,728,261    $586,413         $981,772       $100,235,338    ($26,114,898)     $75,688,625

Issuance of stock under
employee stock purchase plan               15,318         766                              64,642                           65,408
Exercise of stock options                  45,095       2,255                             177,951                          180,206
Translation adjustment                                                  55,693                                              55,693
 Stock based compensation                                                                 692,675                          692,675
  expense
Net income                                                                                               4,019,673       4,019,673
----------------------------------- -------------- ----------- ----------------- ----------------- ---------------- ---------------

Balance, September 30, 2006            11,788,674    $589,434       $1,037,465       $101,170,606    ($22,095,225)     $80,702,280
=================================== ============== =========== ================= ================= ================ ===============


                                       9
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-Nine Weeks Ended September 30, 2006 and October 1, 2005
                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                                   2006               2005
----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

    Net income                                                                    $4,019,673         $2,717,542
----------------------------------------------------------------------------------------------------------------



    Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisition:
         Depreciation and amortization                                             1,114,533            800,561
         Stock-based compensation expense                                            692,675
         Provision for losses on accounts receivable                                (109,000)          (110,000)
         Deferred tax assets                                                        (144,730)            82,391
         Changes in assets and liabilities:
             Accounts receivable                                                  (3,796,916)        (1,762,160)
             Restricted cash                                                       8,572,064           (204,871)
             Prepaid expenses and other current assets                                66,093            806,022
             Accounts payable and accrued expenses                                (5,270,800)           693,406
             Accrued compensation                                                  1,336,312         (1,038,872)
             Payroll and withheld taxes                                              250,268           (523,527)
             Income taxes payable                                                 (2,148,625)         1,136,860
----------------------------------------------------------------------------------------------------------------


    Total adjustments                                                                561,874           (120,190)
----------------------------------------------------------------------------------------------------------------




Net cash provided by operating activities                                         $4,581,547         $2,597,352
----------------------------------------------------------------------------------------------------------------

                                       10
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
         Thirty-Nine Weeks Ended September 30, 2006 and October 1, 2005
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                   2006               2005
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Property and equipment acquired                                              ($1,340,059)         ($472,170)
    Increase in deposits                                                             (16,200)           (23,712)
    Cash paid for acquisition, net of working capital acquired                      (621,296)           732,682
----------------------------------------------------------------------------------------------------------------


    Net cash (used in) provided by  investing activities                          (1,977,555)           236,800
----------------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                    65,408             80,475
    Exercise of stock options                                                        180,206            192,295
    Repayments on line of credit                                                                     (1,000,000)
----------------------------------------------------------------------------------------------------------------


    Net cash provided by (used in) financing activities                              245,614           (727,230)
----------------------------------------------------------------------------------------------------------------


Effect of exchange rate changes on cash and cash equivalents                          55,693            176,520
----------------------------------------------------------------------------------------------------------------


Increase in cash and cash equivalents                                              2,905,299          2,283,442

Cash and cash equivalents at beginning of period                                   3,761,063          2,401,794
----------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at end of period                                        $6,666,362         $4,685,236
================================================================================================================




Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                            $1,176,185           $257,382
      Income taxes                                                                $3,166,169           $524,895



                                      11
              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that in the opinion of management are necessary for a fair presentation of the consolidated financial position of the Company and its consolidated results of operations for the interim periods set forth herein. The results for the thirteen and thirty-nine weeks ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.   Fiscal Year

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 31, 2005 was a 52-week reporting year. The third quarter of 2005, the 2005 fiscal year and the third quarter of 2006 ended on the following dates, respectively:

      Period Ending                  Weeks in Quarter    Weeks in Year to Date
      -------------------------- ------------------- -------------------------

      October 1, 2005                    Thirteen            Thirty-Nine
      December 31, 2005                  Thirteen            Fifty-Two
      September 30, 2006                 Thirteen            Thirty-Nine

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

     The Company can be affected by a variety of factors including uncertainty relating to the performance of the U.S. economy, competition, demand for the Company's services, adverse litigation and claims, as well as the hiring, training and retention of key employees.

4.   Acquisitions

     On April 17, 2006, the Company purchased the operating assets of Techpubs, LLC ("Techpubs"), a Rhode Island limited liability company. Techpubs is a specialty provider of engineering services. The acquisition has been accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations." Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the date of acquisition and are included in the engineering segment.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


4.   Acquisitions (Cont'd)

     The purchase consideration at closing consisted of $600,000 in cash, legal cost of $22,000 and $300,000 of deferred consideration contingent upon achieving certain base levels of operating income for each of the twelve month periods following the purchase.

     The allocation of the purchase price is as follows:

                                                                  Period of
                                         (in thousands)          Amortization
                                        ------------------- -- -----------------
     Non-compete agreements                            $31              5 years
     Customer relationships                            140              5 years
     Goodwill                                          451
     ---------------------------------- ------------------- -- -----------------
                                                      $622
     ================================== =================== == =================

     The purchase price allocation was finalized in the third quarter, which resulted in the allocation of $31,000 and $140,000 to non-compete agreements and customer relationships, respectively, from goodwill.

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the selling shareholders upon the acquired business achieving certain earnings targets over periods ranging from two to three years following the acquisition. In general, the contingent consideration amounts fall into two categories: (a) Deferred Consideration
     - amounts are due, provided that the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts - amounts payable are not fixed and are based on the growth in excess of the base level earnings. The Company's outstanding Deferred Consideration obligations, which relate to various acquisitions, are anticipated to result in approximately the following payments:

                                                   Amount
                  Year Ending                  (in thousands)
     -------------------------------------- -- ----------------

     December 30, 2006 (Three Months)                     $700
     December 29, 2007                                     800
     December 27, 2008                                     800
     January 2, 2010                                       100
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

     The following results of operations have been prepared assuming all acquisitions since January 2, 2005 had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                         Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                  ------------------------------------    ----------------------------------
                                   September 30,        October 1,        September 30,       October 1,
                                       2006                2005               2006               2005
                                    (Proforma) (Proforma) (Proforma) (Proforma)
                                  ---------------- - ----------------- -- -------------- -- ----------------
     Revenues                         $51,649,791         $45,889,256      $148,028,500        $139,854,195
     Operating income                   2,307,941           1,496,701         5,583,923           5,408,672
     Net income                        $1,349,425            $888,644        $4,039,335          $3,206,167
     Earnings per share                     $0.11               $0.08             $0.34               $0.27

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

5.   New Accounting Standards

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." ("SAB 108") is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two common approaches used to quantify such errors: (i) the "rollover" approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the "iron curtain" approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Historically, the Company has evaluated uncorrected differences utilizing the "rollover" approach, and the Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FAS 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Specifically, FAS 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FAS 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

     In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effects of a change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted the provision of SFAS 154, as applicable, beginning in fiscal 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------


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

     The Revolving Credit Facility expires in August 2011. The weighted average interest rates under the Revolving Credit Facility for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 were 8.8% and 6.0%, respectively. The amounts outstanding under the Revolving Credit Facility at September 30, 2006 and December 31, 2005 were $3.9 million at each date. At September 30, 2006, the Company had availability for additional borrowing under the Revolving Credit Facility of $21.0 million. The fifth amended Revolving Credit Facility extended the previous amended agreement from August 2006 until August 2011and the other terms and conditions remain principally the same as the previous amendment.

7.   Interest Expense, Net

     Interest expense, net consisted of the following:

                                       Thirty-Nine      Thirty-Nine      Thirteen Weeks     Thirteen Weeks
                                      Weeks Ended       Weeks Ended           Ended              Ended
                                     September 30,    October 1, 2005     September 30,     October 1, 2005
                                          2006                                2006
              ----------------------------------------------------------------------------------------------
              Interest expense              $464,161         $427,722            $114,543          $144,203
              Interest income               (259,918)        (256,220)            (39,743)          (80,740)
              ----------------------------------------------------------------------------------------------
                                            $204,243         $171,502             $74,800           $63,463
              ==============================================================================================

8.   Goodwill and Intangibles

     SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could impact the market multiples of comparable businesses and consequently could impact the results of future annual impairment tests. There were no events during the thirty-nine weeks ended September 30, 2006 that have indicated a need to perform the impairment test prior to the Company's annual test date.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


8.   Goodwill and Intangibles (Continued)

     The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 30, 2006 are as follows (in thousands):

                                                 Information
                                                 Technology       Engineering       Commercial          Total
      ---- --------------------------------- -- -------------- -- ------------- -- ------------- --- ------------
      Balance as of  December 31, 2005                $30,132           $7,528                           $37,660

           Goodwill acquired during the
           period                                                          451                               451
      ---- --------------------------------- -- -------------- -- ------------- -- ------------- --- ------------

      Balance as of September 30, 2006                $30,132           $7,979                           $38,111
      ====================================== == ============== == ============= == ============= === ============


9.   Accounts Payable

     Accounts payable and accrued expenses consisted of the following at September 30, 2006 and December 31, 2005:

                                                           September 30,      December 31,
                                                              2006              2005
      -------------------------------------------------------------------------------------

      Accounts payable - trade                                $9,437,434        $5,649,920
      Due to sellers                                             270,892           794,894
      Reserve for litigation                                                     8,534,313
      -------------------------------------------------------------------------------------

      Total                                                   $9,708,326       $14,979,127
      =====================================================================================


10.  Stockholders' Equity

     Common Stock Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                           September 30,     December 31,
                                                                2006             2005
      --------------------------------------------------------------------------------------

      Exercise of options outstanding                           1,819,500         1,935,483
      Future grants of options                                     28,694            36,486
      --------------------------------------------------------------------------------------

      Total                                                     1,848,194         1,971,969
      ======================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


11.  Stock - Based Compensation

     Effective with the fiscal year ending December 30, 2006, the Company has adopted SFAS 123R. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

     SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

     In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123R includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards.

     SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of SFAS 123R, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in December 31, 2005, January 1, 2005 and December 27, 2003 were disclosed in Note 1 Summary of Significant Accounting Policies - Stock-Based Compensation of the Company's Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2005.

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

     At September 30, 2006, the Company has four share-based employee compensation plans. Share-based compensation of $692,675, or $0.06 per share, was recognized for the thirty-nine weeks ended September 30, 2006. Share-based compensation of $99,359, or $0.01 per share, was recognized for the thirteen weeks ended September 30, 2006. The Company anticipates that share-based compensation will not exceed $832,000 or approximately $0.07 per share for the year ending December 30, 2006. Reported net income, adjusting for share-based compensation that would have been recognized for the thirteen weeks and thirty-nine weeks ended October 1, 2005 if SFAS 123R had been followed, is (in thousands, except per share amounts):

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11.  Stock - Based Compensation (Continued)


                                                                    October 1, 2005
                                                          -------------------------------------
                                                              Thirteen           Thirty-Nine
                                                             Weeks Ended         Weeks Ended
               ----------------------------------------   ------------------   ----------------
               Net income, as reported                                 $717             $2,718

               Less:  stock-based compensation costs
                 determined under fair value based
                 method for all awards                                  286                414
               ----------------------------------------   ------------------   ----------------
               Adjusted net income                                     $431             $2,304
                                                          ==================   ================

               Earnings per share of common stock-basic:
                  As reported                                          $.06               $.24
                  Share-based compensation costs                       (.02 )             (.04 )
                  Adjusted net income                                  $.04               $.20

               Earnings per share of common stock-diluted:
                  As reported                                          $.06               $.23
                  Share-based compensation costs                       (.02 )             (.03 )
                  Adjusted net income                                  $.04               $.20

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. There were options to purchase 12,000 shares of common stock granted during the thirty-nine weeks ended September 30, 2006, of which 2,000 were granted in the thirteen weeks ended September 30, 2006. The share-based compensation expense attributable to the 12,000 options was $1,117 and $2,818 for the thirteen weeks and thirty-nine weeks ended September 30, 2006, respectively.

     Expected volatility is based on the historical volatility of the price of our common stock since January 2, 2001. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. The stock price volatility, risk free interest rate and annualized forfeiture rate was 58.0%, 4.6% and 5.7% for the thirty-nine weeks ended September 30, 2006.

     As of September 30, 2006, we have approximately $1.0 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 1.9 years. These amounts do not include the cost of any additional options that may be granted in future periods nor any changes in the Company's forfeiture rate.

     We received cash from options exercised during the first thirty-nine weeks of fiscal years 2006 and 2005 of $180,206 and $192,295, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------


11.  Stock - Based Compensation (Continued)

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of September 30, 2006, options to purchase 83,455 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. As of September 30, 2006, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of September 30, 2006, options to purchase 1,064,545 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of September 30, 2006, options to purchase 28,694 shares of common stock were available for future grants, and options to purchase 601,500 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------


11.  Stock - Based Compensation (Continued)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with stockholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the thirty-nine weeks ended September 30, 2006, there were 15,318 shares issued under the Purchase Plan for net proceeds of $65,408. As of September 30, 2006, there were 243,640 shares available for issuance under the Purchase Plan. The share based compensation expense attributable to the 15,318 shares issued was $11,489 and $-0- for the thirty-nine weeks and thirteen weeks ended September 30, 2006, respectively.

12.  Income Taxes

     As of December 31, 2002, the Company had accrued approximately $2.5 million for income tax liabilities, which related to the potential repayment of tax benefits associated with tax deductions taken as a result of goodwill impairments. On June 8, 2006, the goodwill impairment deductions of approximately $13.5 million were disallowed by the Internal Revenue Service as a deduction in the December 31, 2002 income tax return. Based upon the methodology applied by the Internal Revenue Service, these deductions are best substantiated by facts and circumstances arising during 2005 and thus such deductions are included in the December 31, 2005 federal income tax return. This reclassification of the deduction from the year ended December 31, 2002 to the year ended December 31, 2005 results in the reversal of the income tax accrual of approximately $1.0 million, (equivalent to $.08 earnings per share diluted) the impact of which is included in the statement of income for the thirty-nine weeks ended September 30, 2006. The remaining income tax accrual of $1.5 million has been reserved for estimated unbilled interest and estimated disallowed tax net operating loss deductions.

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


  Thirty-Nine Weeks Ended           Information
  September 30, 2006                 Technology       Engineering        Commercial      Corporate         Total
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  Revenue                                 $74,759          $40,589            $32,381                       $147,729

  Operating expenses (1) (2)               70,157           39,942             30,989                        141,088
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  EBITDA  ((4))                             4,602              647              1,392                          6,641

  Depreciation                                394              363                127                            884

  Amortization of intangibles                 215               15                                               230
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  Operating income                          3,993              269              1,265                          5,527

  Interest expense, net of
  (interest income)                           103               56                 45                            204

  Loss on foreign currency
  transactions                                                  16                                                16

  Income taxes                                931               49                307                          1,287
  ------------------------------ - --------------- - -------------- --- --------------  ------------- - -------------

  Net income                               $2,959             $148               $913                         $4,020
  ============================== = =============== = ============== === ==============  ============= = =============

  Total assets                            $50,152          $26,316            $13,069        $16,417        $105,954

  Capital expenditures                       $146             $890                              $305          $1,341

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


13.  Segment Information (Continued)

  Thirty-Nine Weeks Ended           Information
  October 1, 2005                   Technology       Engineering         Commercial      Corporate         Total
  -------------------------------------------------------------------------------------------------------------------


  Revenue                                 $73,113          $35,329            $25,355                       $133,797

  Operating expenses (1)                   68,635           35,308             24,580                        128,523
  -------------------------------------------------------------------------------------------------------------------

  EBITDA  (4)                               4,478               21                775                          5,274

  Depreciation                                407              277                117                            801
  -------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                   4,071             (256 )              658                          4,473

  Interest expense, net of
  (interest income)                            94               45                 33                            172

  Loss on foreign currency
  transactions                                                   6                                                 6

  Income taxes (benefit)                    1,460             (112 )              229                          1,577
  -------------------------------------------------------------------------------------------------------------------

  Net income (loss)                        $2,517            ($195 )             $396                         $2,718
  ===================================================================================================================

  Total assets                            $52,173          $21,200             $9,890        $20,568        $103,831

  Capital expenditures                       $158              $25                              $289            $472

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


13.  Segment Information (Continued)

  Thirteen Weeks Ended              Information
  September 30, 2006                Technology       Engineering         Commercial      Corporate         Total
  ---------------------------------------------------------------------------------------------------------------------

  Revenue                                 $25,872          $15,504            $10,274                        $51,650

  Operating expenses (1) (3)               24,045           14,985              9,919                         48,949
  ---------------------------------------------------------------------------------------------------------------------

  EBITDA  (4)                               1,827              519                355                          2,701

  Depreciation                                136              130                 40                            306

  Amortization of intangibles                  72               15                                                87
  ---------------------------------------------------------------------------------------------------------------------

  Operating income                          1,619              374                315                          2,308

  Interest expense, net of
  interest income                              37               22                 16                             75

  Loss on foreign currency
  transactions                                                   5                                                 5

  Income taxes                                624               70                185                            879
  ---------------------------------------------------------------------------------------------------------------------

  Net income                                 $958             $277               $114                         $1,349
  =====================================================================================================================

  Total assets                            $50,152          $26,316            $13,069        $16,417        $105,954

  Capital expenditures                                                                          $149            $149


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


13.  Segment Information (Continued)

  Thirteen Weeks Ended              Information
  October 1, 2005                    Technology       Engineering       Commercial       Corporate         Total
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  Revenue                                 $23,564          $11,188            $8,639                         $43,391

  Operating expenses (1)                   22,114           11,281             8,553                          41,948
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  EBITDA  (4)                               1,450              (93  )             86                           1,443

  Depreciation                                137               94                42                             273
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  Operating income (loss)                   1,313             (187  )             44                           1,170

  Interest expense, net of
  interest income                              35               15                12                              63

  Loss on foreign currency
  transactions                                                   2                                                 2

  Income taxes (benefit)                      447              (71  )             11                             387
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  Net income (loss)                          $831            ($135  )            $21                            $717
  ============================== = =============== = ============== == ============== = ============ == =============

  Total assets                            $52,173          $21,200            $9,890        $20,568         $103,831

  Capital expenditures                        $56              $25                                               $81


     (1) Operating expenses exclude depreciation and amortization.

     (2) Operating expenses include $692,675 of stock based compensation expense for the thirty-nine weeks ended September 30, 2006.

     (3) Operating expenses include $99,359 of stock based compensation expense for the thirteen weeks ended September 30, 2006.

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

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 are as follows (in thousands):

                                                           Thirty-Nine Weeks Ended
     -----------------------------------------------------------------------------------
                                                          September 30,      October 1,
                                                                2006            2005
    -----------------------------------------------------------------------------------
     Revenues
        U. S.                                                 $139,524         $122,553
        Canada                                                   8,205           11,243
     -----------------------------------------------------------------------------------
                                                              $147,729         $133,796
     ===================================================================================

     Fixed Assets
        U. S.                                                   $4,397           $4,073
        Canada                                                      79              186
     -----------------------------------------------------------------------------------
                                                                $4,476           $4,259
     ===================================================================================

     Revenues by geographic area for the thirteen weeks ended September 30, 2006 and October 1, 2005 are as follows (in thousands):

                                                                Thirteen Weeks Ended
     -----------------------------------------------------------------------------------
                                                          September 30,      October 1,
                                                            2006             2005
     -----------------------------------------------------------------------------------
     Revenues
        U. S.                                                  $48,564          $39,971
        Canada                                                   3,086            3,419
     -----------------------------------------------------------------------------------
                                                               $51,650          $43,390
     ===================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


14.  Contingencies

     In late 1998, two shareholders who were formerly officers and directors of the Company filed suit against the Company alleging that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a registration rights agreement entered into in connection with the acquisition transaction pursuant to which the plaintiffs became shareholders of the Company. The plaintiffs claimed damages in an amount equal to the difference between the amounts for which they could have sold their RCM shares during the 12-month period ended March 11, 1999, but for the alleged wrongful limitation on their sales, and the amount for which the plaintiffs sold their shares during that period and thereafter.

     A trial resulted in an August 2003 judgment in favor of the plaintiffs for $7.6 million that the Company unsuccessfully appealed in the New Jersey appellate courts. In June 2006, the plaintiffs were paid $8,622,458 to satisfy and cancel the judgment. The payment did not affect the financial position of the Company as of September 30, 2006.

     In November 2002, the Company brought suit on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) the amount paid to satisfy the judgment; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. In September 2005, the Company and the various attorney and law firm defendants agreed to the dismissal of the original suit and the filing of a new action against the same defendants in another section of the Superior Court of New Jersey. The complaint in the new action, in which the Company has asserted certain additional claims against the defendants, was filed in October 2005. Discovery proceedings are continuing, and a trial will likely be scheduled for early 2007.

     The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------


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

   RCM's operational performance in 2005 gained momentum with a moderate increase in revenues and earnings over the comparable period in 2004. This was attributed to an improvement in the general economy, strength in our sector and increased capital spending by clients in selected markets. Certain business units of the Company benefited from stronger economic conditions, specifically in our (Engineering) and (Commercial) segments. So far in 2006, RCM's financial performance has shown further modest improvement across all of the Company's business units due to the continued strengthening of the economy and the Company's receipt of several key contracts. In addition, RCM's management continues to monitor its operating cost structure with a strong focus on working capital management and cash flows.

   Over the years RCM has developed and assembled an attractive portfolio of capabilities, established a proven record of performance and credibility, and built an efficient pricing structure. The Company is committed to optimizing its business model as a single-source premier provider of business and technology solutions with a strong vertical focus offering an integrated suite of services through a global delivery platform.

   The Company believes that most companies recognize the importance of advanced technologies and business processes to compete in today's business climate. However, the process of designing, developing and implementing business and technology solutions is becoming increasingly complex. The Company believes that many businesses today are focused on return on investment analysis in prioritizing their initiatives. This has an impact on spending by current and prospective clients for many emerging new solutions.

   Nonetheless, the Company continues to believe that businesses must implement more advanced IT and engineering solutions to upgrade their systems, applications and processes so that they can maximize their productivity and optimize their performance in order to maintain a competitive advantage. Although working under budgetary, personnel and expertise constraints, companies are driven to support increasingly complex systems, applications and processes of significant strategic value. This has given rise to a demand for outsourcing. The Company believes that its current and prospective clients are continuing to evaluate the potential for outsourcing business critical systems, applications and processes.

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

Goodwill

   Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test for 2005 as of November 30, 2005 and identified no impairments. Goodwill at September 30, 2006 and December 31, 2005 was $38,111,000 and $37,660,000, respectively.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
---------------------------------------------------------------------------


Accounting for Stock Options

   The Company has used stock options to attract, retain, and reward employees for long-term service. Generally accepted accounting principles in the United States had allowed alternative methods of accounting for these awards. The Company had chosen to account for its stock plans (including stock option plans) under APB 25, "Accounting for Stock Issued to Employees". Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's Consolidated Statement of Income for periods ended prior to January 1, 2006.

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

Accounting for Income Taxes

   In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of September 30, 2006, the Company had total net deferred tax assets of $4.2 million, primarily representing the tax effect of a tax net operating loss carryfoward. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
---------------------------------------------------------------------------


Forward-looking Information

   The Company's growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for consulting and engineering services as well as temporary and permanent employees. Should the U.S. economy decline, the Company's operating performance could be adversely impacted. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, declines in the economy could result in the need for future cost reductions or changes in strategy.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Thirty-Nine Weeks Ended September 30, 2006 Compared to Thirty-Nine Weeks
 Ended October 1, 2005

A summary of operating results for the fiscal periods ended September 30, 2006 and October 1, 2005 is as follows (in thousands, except for earnings per share data):

                                                         September 30, 2006               October 1, 2005
--------------------------------------------------------------------------------------------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
--------------------------------------------------------------------------------------------------------------
Revenues                                                 $147,729       100.0          $133,797         100.0
Cost of services                                          110,566        74.8           102,478          76.6
--------------------------------------------------------------------------------------------------------------
Gross profit                                               37,163        25.2            31,319          23.4
--------------------------------------------------------------------------------------------------------------

Selling, general and administrative                        30,521        20.7            26,045          19.5
Depreciation and amortization                               1,115          .8               801            .6
--------------------------------------------------------------------------------------------------------------
                                                           31,636        21.5            26,846          20.1
--------------------------------------------------------------------------------------------------------------

Operating income                                            5,527         3.7             4,473           3.3
Other (expense) income                                        220         0.1               178           0.1
--------------------------------------------------------------------------------------------------------------

Income before income taxes                                  5,307         3.6             4,295           3.2
Income taxes                                                1,287         0.9             1,577           1.2
--------------------------------------------------------------------------------------------------------------

Net income                                                 $4,020         2.7            $2,718           2.0
==============================================================================================================

Earnings per share
Basic:                                                       $.34                          $.24
Diluted:                                                     $.33                          $.23
==============================================================================================================

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended September 30, 2006 and October 1, 2005 consisted of thirty-nine weeks each.

Revenues. Revenues increased 10.4%, or $13.9 million, for the thirty-nine weeks ended September 30, 2006 as compared to the same period in the prior year (the "comparable prior year period"). Revenues increased $1.6 million in the Information Technology ("IT") segment, increased $5.3 million in the Engineering segment, and increased $7.0 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management expects revenues for the remainder of fiscal 2006 to remain generally consistent on a prorated basis with the revenues for the thirty-nine weeks ended September 30, 2006. Revenues that were attributable to acquisitions since October 1, 2005 which were not included in the comparable prior year period were approximately $8.3 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Thirty-Nine Weeks Ended September 30, 2006 Compared to Thirty-Nine Weeks
  Ended October 1, 2005 (Continued)

Cost of Services. Cost of services increased 7.9%, or $8.1 million, for the thirty-nine weeks ended September 30, 2006 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues decreased to 74.8% for the thirty-nine weeks ended September 30, 2006 from 76.6% for the comparable prior year period. This decrease was primarily attributable to increased revenues in the engineering segment which had higher gross margins as well as improved gross margins in the Commercial segment. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2006 to remain comparable to the thirty-nine weeks ended September 30, 2006.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 17.2%, or $4.5 million, for the thirty-nine weeks ended September 30, 2006 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 20.7% for the thirty-nine weeks ended September 30, 2006 as compared to 19.5% for the comparable prior year period. This increase was primarily attributable to increased sales costs on higher revenues as well as additional administrative costs incurred from two acquisitions since September 30, 2005. Management reasonably expects SGA expenses for the remainder of fiscal 2006 to remain consistent with the SGA expenses for the thirty-nine weeks ended September 30, 2006.

Depreciation and Amortization. Depreciation and amortization ("DA") increased 39.2%, or $314,000 for the thirty-nine weeks ended September 30, 2006 as compared to the comparable prior year period. This increase was attributable to the amortization of intangibles in the amount of $230,000 incurred subsequent to September 30, 2005.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirty-nine weeks ended September 30, 2006, actual interest expense of $464,000 was offset by $260,000 of interest income, which was principally earned from restricted cash and short-term money market deposits. Interest expense, net increased $129,000 for the thirty-nine weeks ended September 30, 2006 as compared to the comparable prior year period. This increase was primarily due to increased borrowing requirements as well as an increase in weighted average interest rates on borrowed funds. Losses on foreign currency transactions increased $9,000 in the thirty-nine weeks ended September 30, 2006 as compared to the comparable prior year period. This modest increase was attributable to the increase in the number of foreign currency transactions.

Income Tax. Income tax expense decreased 18.4%, or $290,000, for the thirty-nine weeks ended September 30, 2006 as compared to the comparable prior year period. This decrease was attributable to a reversal of $1.0 million ($.08 diluted earnings per share) of previously accrued income taxes. (See footnote 12 to the consolidated financial statements). The effective tax rate before the reversal was 43.0% for the thirty-nine weeks ended September 30, 2006 as compared to 36.7% for the comparable prior year period. The increase in effective tax rate was attributable to the increased amount of non-tax-deductible amortization in relation to increased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
----------------------------------------------------------------------------


Thirty-Nine Weeks Ended September 30, 2006 Compared to Thirty-Nine Weeks
 Ended October 1, 2005 - (Continued)

Segment Discussion (See Footnote 13)

Information Technology

IT revenues of $74.7 million in 2006 increased $1.6 million, or 2.3%, compared to 2005. The increase in revenue was attributable to the strengthening of demand for the Company's IT services. The IT segment EBITDA was $4.6 million, or 69.3% of the overall EBITDA for 2006, as compared to $4.5 million, or 84.9% of the overall EBITDA, for 2005.

Engineering

Engineering revenues of $40.6 million in 2006 increased $5.3 million, or 14.9%, compared to 2005. The increase in revenue was attributable to the strengthening of demand for the Company's engineering services. The Engineering segment EBITDA was $647,000, or 9.7% of the overall EBITDA for 2006, as compared to $20,000, or 0.4% of the overall EBITDA for 2005.

Commercial

Commercial revenues of $32.4 million in 2006 increased $7.0 million, or 27.8% compared to 2005. The increase in revenues was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $1.4 million, or 21.0% of the overall EBITDA, as compared to $775,000, or 14.7% of the overall EBITDA for 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
----------------------------------------------------------------------------


Thirteen Weeks Ended September 30, 2006 Compared to Thirteen Weeks Ended
 October 1, 2005

A summary of operating results for the fiscal periods ended September 30, 2006 and October 1, 2005 is as follows (in thousands, except for earnings per share data):

                                                         September 30, 2006               October 1, 2005
--------------------------------------------------------------------------------------------------------------

                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
--------------------------------------------------------------------------------------------------------------

Revenues                                                  $51,650       100.0           $43,390         100.0
Cost of services                                           38,698        74.9            33,237          76.6
--------------------------------------------------------------------------------------------------------------

Gross profit                                               12,952        25.1            10,153          23.4
--------------------------------------------------------------------------------------------------------------


Selling, general and administrative                        10,251        19.8             8,710          20.1
Depreciation and amortization                                 393          .8               273            .6
--------------------------------------------------------------------------------------------------------------
-
                                                           10,644        20.6             8,983          20.7
--------------------------------------------------------------------------------------------------------------

Operating income                                            2,308         4.5             1,170           2.7
Other expense                                                  80          .2                66            .2
--------------------------------------------------------------------------------------------------------------

Income before income taxes                                  2,228         4.3             1,104           2.5
Income taxes                                                  879         1.8               387            .9
--------------------------------------------------------------------------------------------------------------

Net income                                                 $1,349         2.5              $717           1.6
==============================================================================================================

Earnings per share
Basic:                                                       $.11                          $.06
Diluted:                                                     $.11                          $.06
==============================================================================================================

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The second quarter reporting periods ended September 30, 2006 and October 1, 2005 consisted of thirteen weeks each.

Revenues. Revenues increased 19.0%, or $8.3 million, for the thirteen weeks ended September 30, 2006 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increased $2.3 million in the IT segment, increased $4.3 million in the Engineering segment and increased $1.6 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management expects revenues for the remaining fiscal quarter to remain generally consistent with the thirteen weeks ended September 30, 2006. Revenues that were attributable to acquisitions since October 1, 2005 which were not included in the comparable prior year period were approximately $3.1 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-----------------------------------------------------------------------------


Thirteen Weeks Ended September 30, 2006 Compared to Thirteen Weeks
 Ended October 1, 2005 - (Continued)

Cost of Services. Cost of services increased 16.4%, or $5.5 million, for the thirteen weeks ended September 30, 2006 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues decreased to 74.9% for the thirteen weeks ended September 30, 2006 from 76.6% for the comparable prior year period. This decrease was attributable to the change in revenue amounts in each segment year over year and the related gross margin percentages from each segment (See segment discussion on page 37). Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2006 to decrease as compared to the thirteen weeks ended October 1, 2005, which is consistent with historical performance.

Selling, General and Administrative. SGA expenses increased 17.7%, or $1.5 million, for the thirteen weeks ended September 30, 2006 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 19.8% for the thirteen weeks ended September 30, 2006 as compared to 20.1% for the comparable prior year period. This percentage decrease was primarily attributable to higher revenues in which to absorb fixed costs, which was partially offset by additional administrative costs incurred from two acquisitions since September 30, 2005. Management reasonably expects SGA expenses for the remainder of fiscal 2006 to remain consistent with the SGA expenses for the thirteen weeks ended September 30, 2006.

Depreciation and Amortization. DA increased 44.0%, or $120,000, for the thirteen weeks ended September 30, 2006 as compared to the comparable prior year period. This increase was attributable to the amortization of intangibles in the amount of $87,000 incurred subsequent to September 30, 2005.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended September 30, 2006, actual interest expense of $115,000 was offset by $40,000 of interest income, which was principally earned from restricted cash and short-term money market deposits. Interest expense, net increased $11,000 for the thirteen weeks ended September 30, 2006 as compared to the comparable prior year period. This increase was primarily due to increased borrowing requirements as well as an increase in weighted average interest rates on borrowed funds. Gains on foreign currency transactions increased $3,000 in the thirteen weeks ended September 30, 2006 as compared to the comparable prior year period.

Income Tax. Income tax expense increased 127.1%, or $492,000, for the thirteen weeks ended September 30, 2006 as compared to the comparable prior year period. The effective tax rate before the reversal of $1.0 million of previously accrued income taxes (See footnote 12 to the consolidated financial statements) was 39.5% for the thirteen weeks ended September 30, 2006 as compared to 35.1% for the comparable prior year period. The increase in effective tax rate was attributable to the increased amount of non-tax-deductible amortization in relation to increased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Thirteen Weeks Ended September 30, 2006 Compared to Thirteen Weeks
 Ended October 1, 2005 - (Continued)

Segment Discussion (See Footnote 13)

Information Technology

IT revenues of $25.9 million in 2006 increased $2.3 million, or 9.8%, compared to 2005. The increase in revenue was attributable to the strengthening of demand for the Company's IT services. The IT segment EBITDA was $1.8 million, or 67.6% of the overall EBITDA, for 2006 as compared to $1.5 million, or 101% of the overall EBITDA, for 2005.

Engineering

Engineering revenues of $15.5 million in 2006 increased $4.3 million, or 38.6%, compared to 2005. The increase in revenue was attributable to the strengthening of demand for the Company's engineering services. The Engineering segment EBITDA was $519,000, or 19.2% of the overall EBITDA for 2006 as compared to an EBITDA loss of $94,000 for 2005.

Commercial

Commercial revenues of $10.3 million in 2006 increased $1.6 million, or 18.9% compared to 2005. The increase in revenue was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $355,000, or 13.2% of the overall EBITDA, as compared to $86,000, or 6.0% of the overall EBITDA for 2005.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
----------------------------------------------------------------------------


Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                                           Thirty-Nine Weeks Ended
                                                 -----------------------------------------
                                                   September 30,           October 1,
                                                       2006                   2005
                                                 ------------------ -- -------------------
                                                              (In thousands)
                                                 -----------------------------------------
               Operating Activities                         $4,582                 $2,597
               Investing Activities                        ($1,978)                  $237
               Financing Activities                           $246                  ($727)

Operating Activities

Operating activities provided $4.6 million of cash for the thirty-nine weeks ended September 30, 2006 as compared to $2.6 million for the comparable 2005 period. The increase in cash provided by operating activities was primarily attributable to increased earnings, a decrease in prepaid expenses and other current assets, an increase in accrued compensation, an increase in payroll and withheld taxes and a decrease in restricted cash, which was offset by an increase in accounts receivable, an increase in deferred tax assets, a decrease in accounts payable and accrued expenses, and a decrease in income taxes payable. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities for the remainder of fiscal 2006. The Company continues to institute enhanced controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $2.0 million for the thirty-nine weeks ended September 30, 2006 as compared to $237,000 for the comparable 2005 period. The increase in the use of cash for investing activities for 2006 as compared to the comparable 2005 period was primarily attributable to an increase in expenditures for property and equipment and cash used for acquisitions.

Financing Activities

Financing activities principally consisted of the sale of stock for the employee stock purchase plan and the exercise of stock options of $246,000 in 2006 as compared to debt reduction of $1.0 million of debt for the comparable 2005 period.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
----------------------------------------------------------------------------


Liquidity and Capital Resources (Continued)

The Revolving Credit Facility expires in August 2011. The weighted average interest rates under the Revolving Credit Facility for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 were 8.8% and 6.0%, respectively. The amounts outstanding under the Revolving Credit Facility at September 30, 2006 and December 31, 2005 were $3.9 million at each date. At September 30, 2006, the Company had availability for additional borrowing under the Revolving Credit Facility of $21.0 million.

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

At September 30, 2006, the Company had a deferred tax asset totaling $4.2 million, primarily representing the tax effect of a tax net operating loss carryfoward. The Company expects to utilize the deferred tax asset during the twelve months ending September 29, 2007 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of September 30, 2006 (in thousands):

                                                                       Payments Due by Period
---------------------------------------------------------------------------------------------------------------
                                                        Less Than                                  More Than
                                           Total         1 Year       1-3 Years      3-5 Years      5 Years
---------------------------------------------------------------------------------------------------------------

Long-Term Debt Obligations (1)                $3,900        $3,900
Operating Lease Obligations                    8,365         2,497        $3,297         $2,571
---------------------------------------------------------------------------------------------------------------

Total                                        $12,265        $6,397        $3,297         $2,571
===============================================================================================================

(1) The Revolving Credit Facility is for $25.0 million and includes a sub-limit of $5.0 million for letters of credit. The agreement expires in August 2011. At September 30, 2006, there was an outstanding letter of credit for $116,000.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
----------------------------------------------------------------------------


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2006, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using average debt balances during the thirty-nine weeks ended September 30, 2006 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION
---------------------------------------------------------------------------


ITEM 1.    LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 14 to the consolidated financial statements included in Item 1 of this report.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS
-----------------------------------------------------------------------------


   10 (a) Fifth Amendment and Modification to Amended and Restated Loan and Security Agreement dated August 7, 2006, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

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

                             RCM TECHNOLOGIES, INC.

                                   SIGNATURES
--------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             RCM Technologies, Inc.





 Date:  November 9, 2006     By: /s/ Stanton Remer
                             -----------------------------
                             Stanton Remer
                             Executive Vice President, Chief Financial Officer,
                             Treasurer, Secretary and Director
                             (Principal Financial Officer and
                             Duly Authorized Officer of the Registrant)

Exhibit 31.1
-------------------------------------------------------------------------

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

Date:    November 9, 2006                           /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer

Exhibit 31.2
-------------------------------------------------------------------------

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

Date:    November 9, 2006                           /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1
------------------------------------------------------------------------------


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934




         I, Leon Kopyt, President and Chief Executive Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the quarter ended September 30, 2006 (the "Form 10-Q") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *

/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date: November 9, 2006

Exhibit 32.2
----------------------------------------------------------------------


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934


         I, Stanton Remer, Chief Financial Officer of
RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the quarter ended September 30, 2006 (the "Form 10-Q") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: November 9, 2006