Form 10-K
period 2006-12-30
RCM TECHNOLOGIES INC
filed 2007-03-22
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 30, 2006
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........
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
                                (Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                 YES         NO   X
                     ----        -----

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                 YES         NO   X
                    ----         ---

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).  YES           NO   X
                    ----         -----

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56,932,000 based upon the closing price of $5.02 per share of the registrant's common stock on July 1, 2006 on The NASDAQ Global Market. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of March 21, 2007: 11,894,126.

                       Documents Incorporated by Reference
         Portions of the definitive proxy statement for the registrant's 2007 Annual Meeting of Stockholders (the "2007 Proxy Statement") are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K. If the 2007 Proxy Statement is not filed by April 29, 2007, an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

                             RCM TECHNOLOGIES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I                                                                                                               1
----------------------------------------------------------------------------------------------------------------- -----

       Item      1.  Business..................................................................................      2
       Item     1A.  Risk Factors .............................................................................     13
       Item     1B.  Unresolved Staff Comments.................................................................     15
       Item      2.  Properties................................................................................     15
       Item      3.  Legal Proceedings.........................................................................     15
       Item      4.  Submission of Matters to a Vote of Security Holders.......................................     15

PART II                                                                                                             16
----------------------------------------------------------------------------------------------------------------- -----

       Item      5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                     Equity Securities.........................................................................     16
       Item      6.  Selected Financial Data...................................................................     18
       Item      7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....     19
       Item     7A.  Quantitative and Qualitative Disclosures about Market Risk................................     31
       Item      8.  Financial Statements and Supplementary Data...............................................     31
       Item      9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......     31
       Item     9A.  Controls and Procedures...................................................................     32
       Item     9B.  Other Information.........................................................................     32

PART III                                                                                                            33
----------------------------------------------------------------------------------------------------------------- -----

       Item     10.  Directors, Executive Officers and Corporate Governance....................................     33
       Item     11.  Executive Compensation....................................................................     33
       Item     12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                     Matters...................................................................................     33
       Item     13.  Certain Relationships and Related Transactions, and Director Independence.................     33
       Item     14.  Principal Accountant Fees and Services....................................................     33

PART IV                                                                                                             34
----------------------------------------------------------------------------------------------------------------- -----

       Item     15.  Exhibits and Financial Statement Schedules................................................     34
       Signatures..............................................................................................     37


                                     PART I
-------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS
-------------------------------------------------------------------------------

General

RCM is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM has been an innovative leader in the design, development, and delivery of these services to commercial and government sectors for more than 35 years. The Company provides a diversified and extensive range of service offerings and deliverables. The Company's Information Technology, or IT, segment provides e-commerce, enterprise management, application lifecycle management, regulatory compliance solutions and selected vertical market specific offerings. RCM's Engineering segment provides engineering design, technical support, and project management and implementation services. The Company's Commercial Services segment provides health care contract professionals as well as clerical and light industrial temporary personnel.

The Company serves clients in a variety of industries including those in the financial services, aerospace, healthcare, pharmaceutical, utility, technology, manufacturing, distribution, and government sectors. The Company believes it offers a range of solutions that fosters long-term client relationships, affords cross-selling opportunities, and minimizes the Company's dependence on any single technology or industry sector. RCM sells and delivers its services through a network of 33 branch offices located in selected regions throughout North America.

The Company is a Nevada corporation organized in 1971. The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ 08109-4613.

During the year ended December 30, 2006, approximately 50.2% of RCM's total revenues were derived from IT services, 28.5% from Engineering services, and the remaining 21.3% from Commercial services.

Demand for the Company's services can be significantly impacted by changes in the general level of economic activity and particularly technology spending. During periods of reduced economic activity, the Company may also be subject to increased competition and pricing pressure in its markets. Extended periods of weakness in the economy can have a material adverse impact on the Company's business and results of operations.

Industry Overview

Businesses today face intense competition, the challenge of constant technological change and the ongoing need for business process optimization. To address these issues and to compete more effectively, companies are continually evaluating the need for implementing innovative solutions to upgrade their systems, applications, and processes. As a result, the ability of an organization to integrate and align advanced technologies with new business objectives is critical.

Although most companies recognize the importance of optimizing their systems, applications and processes to compete in today's challenging environment, the process of designing, developing and implementing business and technology solutions is becoming increasingly complex. The Company believes that many businesses are focused on return on investment analysis in prioritizing their initiatives. Consequently, over the past few years, companies have elected to defer, redefine or cancel investments in new systems, software, and solutions and have focused on making more effective use of previous technological investments.

The current economic environment challenges many companies to integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols and off-the-shelf software applications to support business objectives. Companies also need to keep pace with new technology developments, which often render existing equipment and internal skills obsolete. At the same time, external economic factors have caused many organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity, quality, and variety of IT skills necessary to design and support IT solutions. IT managers are charged with supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

-------------------------------------------------------------------------------

Industry Overview (Continued)

The Company believes there is strong demand for IT services among middle-market companies, which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives and often rely on IT service providers to help implement and manage their systems. However, many middle-market companies rely on multiple providers for their IT needs. Generally, the Company believes that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies' needs. The Company believes this reliance on multiple service providers creates multiple relationships that are more difficult and less cost-effective to manage than a single relationship and can adversely influence the quality and compatibility of IT solutions. RCM is structured to provide middle-market companies a single source for their IT needs.

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

In the healthcare services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for health care service companies, including the Company's Specialty Healthcare Group. Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years.

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

Business Strategy

RCM is dedicated to providing solutions to meet its clients' business needs by delivering information technology and engineering services. The Company's objective is to be a recognized leader of specialized professional consulting services and solutions in major markets throughout North America. The Company has developed operating strategies to achieve this objective. Key elements of its growth and operating strategies are as follows:

----------------------------------------------------------------------------

Growth Strategy

Promote Full Life Cycle Solution Capability

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

Achieve Respectable Internal Growth

The Company continues to evolve its internal growth strategies. Its growth strategy is designed to serve better the Company's customers, generate higher revenues, and achieve greater operating efficiencies. National and regional sales management programs were designed and implemented to segregate clients by vertical market and national accounts to advance our value added services focus. This process is improving account coordination so clients can benefit from deeper industry knowledge as well as maximizing our major account opportunities.

RCM provides a company orientation program in which sales managers and professionals receive relevant information about company operations.

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

------------------------------------------------------------------------------

Growth Strategy (Continued)

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

Operating Strategy

Foster a Decentralized Entrepreneurial Environment

A key element of the Company's operating strategy is to foster a decentralized, entrepreneurial environment for its employees. The Company fosters this environment by continuing to build on local market knowledge of each branch's reputation, customer relationships, and expertise. The Company believes an entrepreneurial business atmosphere allows its branch offices to respond quickly and creatively to local market demands and enhances the Company's ability to motivate, attract, and retain managers and to maximize growth and profitability.

Develop and Maintain Strong Customer Relationships

The Company seeks to develop and maintain strong interactive customer relationships by anticipating and focusing on its customers' needs. The Company emphasizes a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach that the Company believes is used by many of its competitors. This industry-centric strategy is designed to allow RCM to expand further its relationships with clients in RCM's targeted sectors.

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

-------------------------------------------------------------------------------

Operating Strategy (Continued)

Centralize Administrative Functions

The Company continues to improve its operational efficiencies by integrating general and administrative functions at the corporate or regional level, and reducing or eliminating redundant functions formerly performed at smaller branch offices. This enables the Company to realize quickly savings and synergies and to control and monitor efficiently its operations, as well as to quickly integrate and enhance the return from new acquisitions. It also allows local branches to focus more on growing their local operations.

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

Information Technology

The Company's IT segment offers responsive, timely, and comprehensive business and information technology consulting and solutions to support the entire systems applications development and implementation process. The Company's information technology professionals have expertise in a variety of technical disciplines, including e-business development, application development and integration, software quality management, regulatory compliance, network communications, knowledge management and support of client applications.

The Company has a wide array of service offerings and deliverables within this spectrum. Within its e-business offering, RCM delivers web strategies, web enablement of client applications, e-commerce solutions, Intranet solutions, corporate portals, and complete web sites. Within its business intelligence practice, RCM provides data architecture design, data warehousing, knowledge management, customer relationship management, and supply chain management solutions. In its enterprise applications area, RCM delivers both custom and packaged software product solutions, implementation, infrastructure support, hosting and integration services, and an array of post-implementation support services. In its enterprise application integration work, the Company integrates diverse but related enterprise applications into unified, cohesive operating environments. The Company believes that its ability to deliver information technology solutions across a wide range of technical platforms provides an important competitive advantage.

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

As of December 30, 2006, the Company had assigned approximately 720 information technology employees and consultants to its customers.

------------------------------------------------------------------------------

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

As of December 30, 2006, the Company had assigned approximately 462 engineering and technical employees and consultants to its customers.

Commercial

The Company's Commercial Services segment consists of the Specialty Health Care and General Support Services groups.

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

As of December 30, 2006, the Company had assigned approximately 1,120 commercial services personnel to its customers.

-------------------------------------------------------------------------------

Branch Offices

The Company's organization consists of six operating regions with 33 branch offices located in the United States, Puerto Rico, and Canada. The regions and services provided by each of the branch offices are set forth in the table below.

                                  NUMBER OF           SERVICES
REGION                             OFFICES          PROVIDED(1)
----------------------------- ------------------ -------------------
EAST
       Connecticut                   2           E
       Maryland                      1           IT
       Massachusetts                 1           IT
       New Jersey                    2           IT, E
       New York                      3           IT, E, C
       Pennsylvania                  1           C
       Rhode Island                  1           E
                                     -
                                    11
GREAT LAKES
       Michigan                      3           IT, E
       Minnesota                     1           IT
       Missouri                      1           IT
       Wisconsin                     3           IT, E
                                     -
                                     8
CENTRAL
       Texas                         2           IT
                                     -
                                     2
WEST
       Northern California           1           IT
       Southern California           7           IT, C
                                     -
                                     8

PUERTO RICO                          1           IT

CANADA                               3           IT, E

                                 (1)  Services provided are abbreviated as
                                      follows: IT - Information Technology E -
                                      Engineering C - Commercial

Branch offices are primarily located in regions that the Company believes have strong growth prospects for IT and Engineering services. The Company's branches are operated in a decentralized, entrepreneurial manner with most branch offices operating as independent profit centers. The Company's branch managers are given significant autonomy in the daily operations of their respective offices and, with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing strategies, pricing, hiring and training. Branch managers are paid on a performance-based compensation system designed to motivate the managers to maximize growth and profitability.

-------------------------------------------------------------------------------

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and Definite-Long Lived Assets by geographic area for the year ended and as of December 30, 2006 are as follows (in thousands):


                                                              Goodwill    Definite Lived
                                          Revenues                          Assets
-------------------------------------------------------------------------------------------
 United States                            $190,644            $34,532              $669
 Canada                                     11,276              4,797                 -
-------------------------------------------------------------------------------------------
                                          $201,920            $39,329              $669
===========================================================================================

The Company believes that substantial portions of the buying decisions made by users of the Company's services are made on a local or regional basis and that the Company's branch offices most often compete with local and regional providers. Since the Company's branch managers are in the best position to understand their local markets and customers often prefer local providers, the Company believes that a decentralized operating environment enhances operating performance and contributes to employee and customer satisfaction.

From its headquarters locations in New Jersey, the Company provides its branch offices with centralized administrative, marketing, finance, MIS, human resources and legal support. Centralized administrative functions minimize the administrative burdens on branch office managers and allow them to spend more time focusing on sales and marketing and practice development activities.

Our principal sales offices typically have one general manager, one sales manager, three to six sales people, several technical delivery or practice managers, and several recruiters. The general managers report to regional vice presidents who are responsible for ensuring that performance goals are achieved. The Company's regional vice presidents meet frequently to discuss "best practices" and ways to increase the Company's cross selling of its professional services. The Company's practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

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

-------------------------------------------------------------------------------

The Company's larger representative customers include 3M, ADP, Ameriquest, BancTec, Inc., Bristol Myers Squibb, Bruce Power L.P, Countrywide Home Loans, Entergy, FlightSafety International, MSC Industrial Supply, Ontario Power Generation, Schering Plough, United Technologies, and Wells Fargo. The Company serves Fortune 1000 companies and many middle market clients. The Company's relationships with these customers are typically formed at the customers' local or regional level or, when appropriate, at the corporate level for national accounts.

During 2006, United Technologies accounted for 11.4% of the Company's revenues. No other customer accounted for 10% or more of the Company's revenues. The Company's five and ten largest customers accounted for approximately 25.2% and 34.6%, respectively, of the Company's revenues for 2006.

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

The Company believes that a significant element of the Company's success in retaining qualified consultants and contract personnel is the Company's use of consultant relationship managers and technical practice managers. Consultant relationship managers are qualified Company personnel dedicated to maintaining on-site contact with, and monitoring the satisfaction levels of, the Company's consultants and contract personnel while they are on assignment. Practice managers are consulting managers responsible for the technical development and career development of the Company's technical personnel within the defined practice areas. The Company provides technical training and skills development through vendor-sponsored courses, computer-based training tools and on the job mentoring programs.

Information Systems

The Company has invested, and is continuing to invest, in its current ERP installation. During 2004, the Company upgraded the hardware, operating system, and ERP software to accommodate its growing needs. The ERP system resides on a Windows 2003 enterprise server operating system and is housed on multi redundant Dell PowerEdge servers. The branch offices of the Company are networked to the corporate offices via AT&T-managed VPN enabling the ERP application to be accessed securely at all operational locations. The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality.

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

-------------------------------------------------------------------------------

The Company also has Autotime, an automated time and attendance system, which augments the ERP application by catering to the needs of its diverse business offerings and distributed workforce. The system is housed on a three-tiered architecture on DELL PowerEdge 1800 servers and is currently deployed in the Canadian division.

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

The Company's ability to protect its data assets against damage from fire, power loss, telecommunications failures, and facility violations is critical. The Company uses Postini mail management service to filter all emails destined for the RCMT domain before being delivered to the corporate mail server. The deployment of virus, spam, and patch management controls extends from the email gateway to all desktops and is centrally monitored and managed. In addition to the standard virus and malware controls, an Intrusion Protection System (IPS) monitors and alerts on changes in network traffic patterns as well as known hostile signatures.

Finally, the Company maintains a comprehensive disaster recovery plan that outlines the recovery organization structure, roles and procedures, including site addendum disaster plans for all of its key operating offices. Corporate IT personnel regulate the maintenance and integrity of backed-up data throughout the Company.

Competition

The market for IT and engineering services is highly competitive and is subject to rapid change. As the market demand has shifted, many software companies have adopted tactics to pursue services and consulting offerings making them direct competitors when in the past they may have been alliance partners. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

-------------------------------------------------------------------------------

The Company believes its principal competitive advantages in the IT and engineering services market include: strong relationships with existing clients, a long-term track record with over 1,000 clients, a broad range of services, technical expertise, knowledge and experience in multiple industry sectors, quality and flexibility of service, responsiveness to client needs and speed in delivering IT solutions.

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

Employees

As of December 30, 2006, the Company employed an administrative staff of approximately 232 people, including certified IT specialists and licensed engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company. As of December 30, 2006, there were approximately 720 information technology and 462 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods. As of December 30, 2006, there were approximately 1,120 commercial services employees and consultants. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Access to Company Information

RCM electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxies, information statements, and other information regarding issuers that file electronically.

RCM makes available on its website or by responding free of charge to requests addressed to the Company's Corporate Secretary, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company's website is http://www.rcmt.com. The information contained on the Company's website, or on other websites linked to the Company's website, is not part of this document. Reference herein to the Company's website is an inactive text reference only.

RCM has adopted a Code of Conduct applicable to all of its directors, officers and employees. In addition, the Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its Chief Executive Officer, Chief Financial Officer and Controller. Both the Code of Conduct and Code of Ethics are available on the Company's website and are further available, free of charge, by sending a written request to the Company's Corporate Secretary. If the Company makes any amendments to either of these Codes (other than technical, administrative, or other non-substantive amendments), or waive (explicitly or implicitly) any provision of the Code of Ethics to the benefit of our Chief Executive Officer, Chief Financial Officer or Controller, it intends to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K that filed with the SEC.

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

-------------------------------------------------------------------------------

Improper  Activities  of  Our  Temporary   Professionals  Could  Result  in
Damage to Our Business Reputation, Discontinuation of Our Client Relationships and Exposure to Liability (Continued)

Claims raised by clients stemming from the improper actions of our temporary professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Furthermore, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.

Integration of Acquisitions

The Company reviews prospective acquisitions as an element of its growth strategy. The failure to successfully integrate any future acquisition may divert management's attention from its core operations or could negatively affect the Company's ability to meet the needs of its customers promptly.

Goodwill and Intangible Impairments May Have an Adverse Effect on our Results of Operations

The Company recorded a write down of $2.2 million in 2004 related to impairment of goodwill. As of December 30, 2006, we had $40.0 million of goodwill and intangible assets on our balance sheet, which represents 40.0% of our total assets. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. If we are required to further write down goodwill, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

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

Litigation

The Company is currently, and may in the future become, involved in legal proceedings and claims arising from time to time in the course of its business, including the litigation described in Note 15 (Contingencies) to the financials statements. An adverse outcome to the referenced litigation or other cases arising in the future could have an adverse impact on the financial position and results of operations of the Company.

Data Center Capacity and Telecommunication Links

Uninterruptible Power Supply (UPS), card key access, fire suppression, and environmental control systems protect RCM's datacenter. All systems are monitored on a 24/7 basis with alerting capabilities via voice or email. The telecommunications architecture at RCM utilizes a managed solution from AT&T, which encompasses redundancy, with the incorporation of shadow circuits and backup devices, and diversity, with circuits provisioned from different geographical locations and high availability failover VPN tunnels across locations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
------------------------------------------------------------------------------

Not applicable.

ITEM 2.  PROPERTIES
------------------------------------------------------------------------------

The Company provides specialty professional consulting services, principally performed at various client locations, through 33 administrative and sales offices located in the United States, Puerto Rico, and Canada. The Company's offices typically consist of 1,000 to 5,000 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 10,200 square feet and are leased at a rate of $13.03 per square foot per annum for terms ending on December 31, 2006 and January 31, 2011.

The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271. These premises consist of approximately 28,000 square feet and are leased at a rate of $29.00 per square foot per annum for a term ending on June 30, 2012.

------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 15 (Contingencies) to the consolidated financial statements included in Item 8 of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended December 30, 2006.

                                     PART II
------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------

Shares of the Company's common stock are traded on The NASDAQ Global Market under the Symbol "RCMT". The following table sets forth approximate high and low sales prices for the two years in the period ended December 30, 2006 as reported by The NASDAQ Global Market:

                                 Common Stock
----- ---------------------- ----------------------
Fiscal 2005                      High          Low
---------------------------- --------- -- ---------
      First Quarter             $5.39        $4.26
      Second Quarter             5.00         3.96
      Third Quarter              7.99         4.20
      Fourth Quarter            $7.47        $4.86

Fiscal 2006
---------------------------- --------- -- ---------
      First Quarter             $6.50        $4.91
      Second Quarter             6.73         4.59
      Third Quarter              5.90         4.48
      Fourth Quarter            $6.75        $4.90

Holders

As of March 20, 2007, the approximate number of holders of record of the Company's Common Stock was 533. Based upon the requests for proxy information in connection with the Company's most recent Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 1,973.

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

Unregistered Sales of Equity Securities

On October 17, 2005, RCM issued 100,000 shares of its common stock, par value $0.05 (the "Shares") at an aggregate offering price of $632,000, to the former holders of all the issued and outstanding stock of Soltre, Inc. as part of the consideration for the acquisition of Soltre, Inc. See Financial Statement Note No. 2. The issuance of the Shares was made in reliance on an exemption from registration of the Shares under Rule 506 of Regulation D ("Regulation D") promulgated under Section 5 of the Securities Act of 1933, as amended (the "Act"). Each holder of the Shares is an "accredited investor," as such term is defined in Regulation D. Each holder of the Shares has represented that he or she will not sell, transfer, or otherwise dispose of the Shares unless the Shares are registered under the Act or unless an exemption from registration is available under applicable federal and state securities law. Each certificate representing the Shares contains a restrictive legend stating that the Shares have not been registered under the Act and may not be sold, transferred or otherwise disposed of unless registered under the Act or exempt from registration under applicable federal and state securities law.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
-------------------------------------------------------------------------------

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

The graph below is presented in accordance with SEC requirements. You should not draw any conclusions from the data in the graph, because past results do not necessarily predict future stock price performance. The graph does not represent our forecast of future stock price performance.

The graph below matches the cumulative 5-year total return of holders of RCM Technologies, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies that includes: Butler International, Kelly Services Inc, MPS Group Inc and Spherion Corp. The graph assumes that the value of the investment in the company's common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 12/31/2001 and tracks it through 12/31/2006.













Total Return Analysis                     2001         2002        2003         2004         2005        2006
------------------------------------------------------------------------------------------------------------------
RCM Technologies, Inc                    $100.0       $83.19      $156.83     $107.04      $108.51      $127.45
Nasdaq Stock Market (U.S.)               $100.0       $71.97      $107.18     $117.07      $120.50      $137.02
Peer Group                               $100.0       $87.32      $123.17     $139.56      $145.01      $144.31

ITEM 6.  SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

The selected historical consolidated financial data was derived from the Company's Consolidated Financial Statements. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, and notes thereto, included elsewhere herein.

                                                                                Years Ended
-----------------------------------------------------------------------------------------------------------------------------------

                                          December 30,       December 31,        January 1,        December 27,      December 28,
-----------------------------------------------------------------------------------------------------------------------------------

                                              2006               2005             2005(2)              2003              2002
-----------------------------------------------------------------------------------------------------------------------------------

Income Statement

Revenues                                     $201,920,059       $180,618,164      $169,277,490       $206,605,188     $186,650,616
Gross profit                                   50,508,372         42,682,532        40,973,845         44,594,686       46,664,861
Income before the charges listed
    below                                       7,622,139          3,593,086         4,412,205          6,812,107        8,005,135
Amortization, net of tax                         (310,354)           (57,000)          (41,000)           (18,000)         (12,000)
Goodwill impairment, net of tax                                                     (2,164,338)                        (24,748,000)
Unusual items, net of tax                                                                                               (6,414,000)
Stock based compensation, net of tax             (955,522)                 -                 -         (4,014,954)               -
Income (loss) from continuing
  operations                                    6,356,263          3,536,086         2,206,867          2,779,153      (23,168,865)
Loss from discontinued
  operations                                                                                                              (967,065)
Net income (loss)                              $6,356,263         $3,536,086        $2,206,867         $2,779,153     ($24,135,930)

Earnings Per Share (1)
Income (loss) from continuing
  operations  - Diluted                              $.53               $.30              $.19               $.26           ($2.19)
Loss from discontinued
  operations                                            -                  -                 -                  -             (.09)
Net income (loss):
  Basic                                              $.54               $.31              $.19               $.26           ($2.28)
  Diluted                                            $.53               $.30              $.19               $.26           ($2.28)

-----------------------------------------------------------------------------------------------------------------------------------
                                          December 30,       December 31,        January 1,        December 27,      December 28,
-----------------------------------------------------------------------------------------------------------------------------------
                                              2006               2005             2005(2)              2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet

Working capital                               $38,844,329        $33,032,366       $29,544,955        $23,881,579      $16,516,062
Total assets                                  100,040,056        106,772,702        99,388,087         99,703,589       88,439,784
Long term liabilities                                   -                  -                 -                  -                -
Total liabilities                              16,646,794         31,084,077        29,443,051         32,533,493       29,193,630
Stockholders' equity                          $83,393,262        $75,688,625       $69,945,036        $67,170,096      $59,246,154

--------------------------------------

(1) Shares used in computing earnings per share:

Basic                                          11,773,601         11,456,757        11,325,626         10,716,179       10,585,503
Diluted                                        12,034,665         11,731,591        11,679,812         10,896,305       10,585,503

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

RCM's operational performance improved in 2006 with an increase in revenues and earnings across each of our business segments over the comparable period a year ago. We attribute this improvement to an improvement in the general economy, strength in our sector, increased capital spending by clients in selected markets and the commencement of key contracts. In addition, RCM's management continues to monitor our operating cost structure with a strong focus on management of working capital and cash flows.

Over the years, RCM has developed and assembled an attractive portfolio of capabilities, established a proven record of performance and credibility, and built an efficient pricing structure. We are committed to optimizing our business model as a single-source premier provider of business and technology solutions with a strong vertical focus offering an integrated suite of services through a global delivery platform.

We believe that most companies recognize the importance of advanced technologies and business processes to compete in today's business climate. However, the process of designing, developing and implementing business and technology solutions continues to grow increasingly complex. We believe that many businesses today are focused on return on investment analysis in prioritizing their initiatives. This has an impact on spending by current and prospective clients for many emerging new solutions.

Nonetheless, we continue to believe that businesses must implement more advanced IT and engineering solutions to upgrade their systems, applications and processes so that they can maximize their productivity and optimize their performance in order to maintain a competitive advantage. Although working under budgetary, personnel and expertise constraints, companies are driven to support increasingly complex systems, applications, and processes of significant strategic value. This has given rise to a demand for outsourcing. We believe that our current and prospective clients are continuing to evaluate the potential for outsourcing business critical systems, applications, and processes.

RCM provides project management and consulting services, which are billed based on either an agreed-upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. We generally endeavor to expand our sales of higher margin solutions and project management services. We also realize revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of our consultants based upon their skill level, experience and the type of work performed.

The majority of our services are provided under purchase orders. Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary. Although contracts normally relate to longer-term and more complex engagements, they do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days' notice.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Overview (Continued)

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits, and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including our corporate marketing, administrative and reporting responsibilities and acquisition program. We record these expenses when incurred. Depreciation relates primarily to our fixed assets. Amortization relates to the allocation of the purchase price of an acquisition, which has been assigned to covenants not to compete, and customer lists. Acquisitions have been accounted for under SFAS No. 141 "Business Combinations," and have created goodwill.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make subjective decisions, assessments, and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that, its assumptions are reasonable and appropriate, actual results may differ materially from estimates. We have identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue Recognition

We derive our revenues from several sources. All of our segments perform consulting/staffing services. Our Engineering Services and Information Technology Services segments also perform project services. All of our segments derive revenue from permanent placement fees.

Project Services

We recognize revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and we assume responsibility for the performance of such project or activity. We recognize revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using our employees. From time to time, we enter into contracts requiring the completion of specific deliverables. We recognize revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Revenue Recognition (Continued)

Consulting/Staffing Services

Revenues derived from consulting/staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using our employees. In these circumstances, we assume the risk of acceptability of its employees to its customers. In certain cases, we may utilize other companies and their employees to fulfill customer requirements. In these cases, we receive an administrative fee for arranging for, billing for, and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, our reported revenues are net of associated costs (effectively the administrative fee).

Permanent Placement Services

We earn permanent placement fees from providing permanent placement services. Fees for placements are recognized at the time the candidate commences employment. We guarantee our permanent placements on a prorated basis for 90 days. In the event a candidate is not retained for the 90-day period, we will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, we will provide a prorated refund to the client. An allowance for refunds, based upon our historical experience, is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenue.

Accounts Receivable

Our accounts receivable are primarily due from trade customers. Credit is extended based on evaluation of customers' financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," we perform our annual goodwill impairment testing, by reporting unit, as of November 30, 2006, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We conducted our annual goodwill impairment test for 2006 as of November 30, 2006 and identified no impairments. Goodwill at December 30, 2006 and December 31, 2005 was $39,329,000 and $37,660,000, respectively.

Long-Lived Assets

We evaluate long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Accounting for Stock Options

We have used stock options to attract, retain, and reward employees for long-term service. Generally accepted accounting principles in the United States had allowed alternative methods of accounting for these awards. Prior to 2006, we had chosen to account for its stock plans (including stock option plans) under APB 25, "Accounting for Stock Issued to Employees." Since option exercise prices reflect the market value per share of our stock upon grant, no compensation expense related to stock options was reflected in our Consolidated Statement of Income for periods ended prior to January 1, 2006.

SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of SFAS 123R, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended December 31, 2005 and January 1, 2005 were disclosed in Note 1 Summary of Significant Accounting Policies - Stock-Based Compensation of our Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2005.

Since we adopted SFAS 123R, effective January 1, 2006 using the modified-prospective-transition-method, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based compensation cost using the Black-Scholes option pricing model.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, in accordance with the guidance from SFAS No. 109, we make judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of December 30, 2006, we had total net deferred tax assets of $3.2 million, primarily representing the tax effect of a tax net operating loss carryfoward. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

Forward-looking Information

Our growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for consulting and engineering services as well as temporary and permanent employees. Should the U.S. economy decline, our operating performance could be adversely impacted. We believe that our fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, declines in the economy could result in the need for future cost reductions or changes in strategy.

Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional employee benefits, licensing or tax requirements with respect to the provision of employment services that may reduce our future earnings. There can be no assurance that we will be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.


The employment services market is highly competitive with limited barriers to entry. We compete in global, national, regional, and local markets with numerous consulting, engineering and employment companies. Price competition in the industries we serve is significant, and pricing pressures from competitors and customers are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Results of Operations (In thousands, except for earnings per share data)

                                                    Year Ended               Year Ended                Year Ended
                                                 December 30, 2006        December 31, 2005         January 1, 2005
 ------------------------------------------------------------------------------------------------------------------------
                                                             % of                     % of                  % of Revenue
                                               Amount       Revenue      Amount      Revenue      Amount
 ------------------------------------------------------------------------------------------------------------------------
 Revenues                                      $201,920         100.0    $180,618        100.0    $169,277         100.0
 Cost of services                               151,412          75.0     137,935         76.4     128,303          75.8
 ------------------------------------------------------------------------------------------------------------------------
 Gross profit                                    50,508          25.0      42,683         23.6      40,974          24.2
 ------------------------------------------------------------------------------------------------------------------------

 Selling, general and administrative             41,244          20.4      35,461         19.6      34,330          20.3
 Depreciation and amortization                    1,507            .7       1,206           .7       1,219            .7
 Impairment of goodwill                                                                              2,164           1.3
 ------------------------------------------------------------------------------------------------------------------------
                                                 42,751          21.1      36,667         20.3      37,713          22.3
 ------------------------------------------------------------------------------------------------------------------------

 Operating income                                 7,757           3.8       6,016          3.3       3,261           1.9
 Other expense                                      287            .1         209           .1         450            .3
 ------------------------------------------------------------------------------------------------------------------------

 Income before income taxes                       7,470           3.7       5,807          3.2       2,811           1.6
 Income taxes                                     1,114            .6       2,271          1.2         604            .3
 ------------------------------------------------------------------------------------------------------------------------
 Net income                                      $6,356           3.1      $3,536          2.0      $2,207           1.3
 ========================================================================================================================

 Earnings per share
 Basic:                                            $.54                      $.31                     $.19
 Diluted:                                          $.53                      $.30                     $.19
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

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended 2004 is a 53-week reporting year. Therefore, the reporting period ended January 1, 2005 consisted of fifty-three weeks as compared to the two other years, which ended on December 30, 2006 and December 31, 2005, consisting of fifty-two weeks. Unless specifically noted otherwise, the following discussion of changes between comparable periods does not reflect the fact that the fiscal year ended 2004 contains an additional one week.

Year Ended December 30, 2006 Compared to Year Ended December 31, 2005

Revenues. Revenues increased 11.8%, or $21.3 million, for the year ended December 30, 2006 as compared to the prior year (the "comparable prior year period"). Revenues increased $3.4 million in the Information Technology ("IT") segment, increased $9.9 million in the Engineering segment, and increased $7.9 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts.

Cost of Services. Cost of services increased 9.8%, or $13.5 million, for the year ended December 30, 2006 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues decreased to 75.0% for the year ended December 30, 2006 from 76.4% for the comparable prior year period. This decrease was primarily attributable to increased revenues in the Engineering segment, which has higher gross margins.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Year Ended December 30, 2006 Compared to Year Ended December 31, 2005(Continued)

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 16.3%, or $5.8 million, for the year ended December 30, 2006 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 20.4% for the year ended December 30, 2006 as compared to 19.6% for the comparable prior year period. This increase was primarily attributable to SFAS 123R stock based compensation expense of $910,000 in 2006 compared to $-0- in the comparable prior period, as well as increased sales costs on higher revenues.

Depreciation and Amortization. Depreciation and amortization ("DA") increased 25.0%, or $301,000, for 2006 as compared to 2005. This increase was attributable to the amortization of intangibles in the amount of $215,000 incurred subsequent to December 31, 2005, due to acquisitions in late 2005 and early 2006.

Other Expense. Other expense consisted of interest expense, net of interest income and gains and losses on foreign currency transactions. For the year ended December 30, 2006, actual interest expense of $539,000 was offset by $283,000 of interest income, which was principally earned from short-term money market deposits. Interest expense, net, increased $35,200 for the year ended December 30, 2006 as compared to the comparable prior year period. This increase was primarily due to an increase in the effective interest rate on the line of credit for the year ended December 30, 2006, which was partially offset by a reduction of debt, as compared to the comparable prior year period. Losses on foreign currency transactions increased $43,100 because of the strengthening of the Canadian Dollar as compared to the U. S. Dollar during the year ended December 30, 2006.

Income tax expense. Income tax expense decreased 50.9%, or $1.2 million, for the year ended December 30, 2006 as compared to the comparable prior year period. The decrease was primarily attributable to a reversal of $1.3 million of previously accrued income taxes, which related to the potential repayment of tax benefits associated with previously claimed tax deductions claimed from goodwill impairments. This matter was settled during the year ended December 30, 2006. This decrease was partially offset by higher taxable income for the year ended December 30, 2006, compared to the comparable prior year period. As a result, the effective tax rate was 14.9% for the year ended December 30, 2006 as compared to 39.1%, in the year ended December 31, 2005.

Goodwill Impairment. SFAS 142 requires the Company to perform a goodwill impairment test on at least an annual basis. The results of the 2006 and 2005 impairment testing indicated no impairment to goodwill. There can be no assurance that future goodwill impairment tests will not result in further impairment charges.

Segment Discussion (See Footnote 13)

Information Technology

IT revenues of $101.4 million in 2006 represented an increase of $3.4 million, or 3.5%, compared to 2005. The increase in revenue was attributable to an increase in demand for IT services. EBITDA for the IT segment was $6.7 million, or 71.8% of the overall EBITDA, for 2006 as compared to $5.8 million, or 80.8% of the overall EBITDA, for 2005.

Engineering

Engineering revenues of $57.6 million in 2006 represented an increase of $9.9 million, or 20.8%, compared to 2005. The increase in revenue was attributable to an increase in demand for the Company's engineering services. The Engineering segment EBITDA was $1.0 million, or 11.2% of the overall EBITDA, for 2006 as compared to $258,000, or 3.6% of the overall EBITDA, for 2005.

Commercial

Commercial revenues of $42.9 million in 2006 represented an increase of $7.9 million, or 22.7% compared to 2005. The increase in revenue for the Commercial segment was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $1.6 million, or 17.0% of the overall EBITDA, for 2006 as compared to $1.1 million, or 15.6% of the overall EBITDA, for 2005.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Year Ended December 31, 2005 Compared to Year Ended January 1, 2005

Revenues. Revenues increased 6.7%, or $11.3 million, for the year ended December 31, 2005 as compared to the prior year (the "comparable prior year period"). The revenue increased $5.1 million in the IT segment, decreased $3.5 million in the Engineering segment, and increased $9.7 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts.

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

Selling, General and Administrative. SGA expenses increased 3.3%, or $1.1 million, for the year ended December 31, 2005 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 19.6% for the year ended December 31, 2005 as compared to 20.3% for the comparable prior year period. This modest decrease was primarily attributable to continued cost containment activities, which were offset by increased sales costs on higher revenues and increased legal fees.

Depreciation and Amortization. DA decreased 1.1%, or $13,000, for 2005 as compared to 2004.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Year Ended December 31, 2005 Compared to Year Ended January 1, 2005 (Continued)

Segment Discussion (See Footnote 13)

Information Technology

IT revenues of $98 million in 2005 represented an increase of $5.1 million, or 5.5%, compared to 2004. The increase was attributable to an increase in demand for IT services. The IT segment EBITDA was $5.8 million, or 80% of the overall EBITDA, for 2005 as compared to $2.1 million, or 47.6% of the overall EBITDA, for 2004.

Engineering

Engineering revenues of $47.7 million in 2005 represented a decrease of $3.5 million, or 7.5%, compared to 2004. The decrease in revenue was attributable to the softening of demand for the Company's engineering services. The Engineering segment EBITDA was $258,000, or 3.6% of the overall EBITDA, for 2005 as compared to $2.8 million, or 63.1% of the overall EBITDA, for 2004.

Commercial

Commercial revenues of $34.9 million in 2005 represented an increase of $9.7 million, or 38.6% compared to 2004. The increase in revenue for the Commercial segment was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $1.1 million, or 15.6% of the overall EBITDA, for 2005 as compared to a loss of $428,000, for 2004.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                     Year Ended              Year Ended
(In thousands)                   December 30, 2006        December 31, 2005
---------------------------- -- --------------------- -- --------------------

Operating Activities                          $5,604                  $3,597
Investing Activities                         ($3,401)                ($2,483)
Financing Activities                         ($3,527)                   $-

Operating Activities

Operating activities provided $5.6 million of cash for the year ended December 30, 2006 as compared to $3.6 million for the comparable 2005 period. The increase in cash provided by operating activities was primarily attributable to increased earnings, a decrease in prepaid expenses and other current assets, a decrease in deferred tax assets, an increase in accrued compensation, an increase in payroll and withheld taxes, an increase in non cash charge for stock based compensation expense and a decrease in restricted cash. These changes were offset by an increase in accounts receivable, a decrease in accounts payable and accrued expenses, and a decrease in income taxes payable. The Company continues to institute enhanced controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $3.4 million for the year ended December 30, 2006 as compared to $2.5 million for the comparable prior year period. The increase in the use of cash for investing activities for 2006 as compared to the comparable 2005 period was primarily attributable to an increase in expenditures for property and equipment, and cash used for acquisitions.

Financing Activities

In 2006, financing activities principally consisted of the sale of stock for the employee stock purchase plan of $143,829 and the exercise of stock options of $229,307 and debt reduction of $3.9 million. In 2005, financing activities principally consisted of the sale of stock for the employee stock purchase plan of $146,378 and the exercise of stock options of $853,481 and debt reduction of $1.0 million of debt.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

The Revolving Credit Facility expires in August 2011. The weighted average interest rates under the Revolving Credit Facility for the years ended December 30, 2006 and December 31, 2005 were 9.05% and 6.31%, respectively. During 2006 and 2005, the Company's outstanding borrowings ranged from $-0- to $7.1 million and $3.9 million to $7.0 million, respectively. At December 30, 2006, there were no outstanding borrowings under this facility and at December 31, 2005, the amount outstanding under this facility was $3.9 million. At December 30, 2006, there was a letter of credit outstanding for $116,000, which is used as collateral for a lease obligation. At December 30, 2006, the Company had availability for additional borrowing under the Revolving Credit Facility of $24.9 million.

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

At December 30, 2006, the Company had a deferred tax asset totaling $3.7 million, primarily representing the tax effect of a tax net operating loss carryfoward. The Company expects to utilize the deferred tax asset during the 12 months ending December 29, 2007 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of December 30, 2006 (in thousands):

                                                                       Payments Due by Period
---------------------------------------------------------------------------------------------------------------
                                                        Less Than                                  More Than
                                           Total         1 Year       1-3 Years      3-5 Years      5 Years
---------------------------------------------------------------------------------------------------------------

Long-Term Debt Obligations (1)
Operating Lease Obligations                  $10,948        $3,041        $4,503         $2,848           $556
---------------------------------------------------------------------------------------------------------------

Total                                        $10,948        $3,041        $4,503         $2,848           $556
===============================================================================================================

(1) The Revolving Credit Facility is for $25.0 million and includes a sub-limit of $5.0 million for letters of credit. The agreement expires in August 2011. At December 30, 2006, there was an outstanding letter of credit for $116,000.

                                       28

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)

Significant employment agreements are as follows:

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt, which currently provides for an annual base salary of $525,000 and other customary benefits. In addition, the agreement provides that Mr. Kopyt's annual bonus is based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization. As of December 30, 2006, the agreement expires on February 28, 2009. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The employment agreement is terminable by the Company upon Mr. Kopyt's death or disability, or for "good and sufficient cause," as defined in the agreement.

Termination Benefits Agreement

The Company is party to a Termination Benefits Agreement with Mr. Kopyt amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 30, 2006, Mr. Kopyt would have been entitled to cash payments of approximately $3.5 million (representing salary and excise tax payments).

Severance Agreement

The Company is party to a Severance Agreement with Mr. Kopyt, dated June 10, 2002 (the "Severance Agreement"). The severance agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than "for cause," as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 30, 2006, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $1.9 million, inclusive of employee benefits.

Impact of Inflation

Consulting, staffing, and project services are generally priced based on mark-ups on prevailing rates of pay, and as a result are able to generally maintain their relationship to direct labor costs. Permanent placement services are priced as a function of salary levels of the job candidates.

Our business is labor intensive; therefore, we have a high exposure to increasing healthcare benefit costs. We attempt to compensate for these escalating costs in our business cost models and customer pricing by passing along some of these increased healthcare benefit costs to our customers and employees, however, we have not been able to pass on all increases. The Company is continuing to review its options to further control these costs, which the Company does not believe are representative of general inflationary trends. Otherwise, inflation has not been a meaningful factor in the Company's operations.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)

New Accounting Standards

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two common approaches used to quantify such errors: (i) the "rollover" approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the "iron curtain" approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Historically, the Company has evaluated uncorrected differences utilizing the "rollover" approach. SAB 108 did not have a material effect on the Company's consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 157, "Fair Value Measurements," ("SFAS 157"), which establishes a single authoritative definition of fair value, set out a framework for measuring fair value, and required additional disclosures about fair-value measurements. SFAS 157 applied to fair value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS 157 does not impose any additional fair value measurements in financial statements and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FAS 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Specifically, FAS 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FAS 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

Liquidity and Capital Resources (Continued)

New Accounting Standards (Continued)

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 30, 2006, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using average debt balances during the fiscal year ended December 30, 2006 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------------------------------

The financial statements, together with the report of the Company's Registered Public Accounting Firm, begins on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

None.

ITEM 9A.  CONTROLS AND PROCEDURES
-------------------------------------------------------------------------------

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


ITEM 9B.  OTHER INFORMATION
-------------------------------------------------------------------------------

None.

                                    PART III
-------------------------------------------------------------------------------

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
-------------------------------------------------------------------------------

The information required by Item 10 shall be included in the 2007 Proxy
Statement.

ITEM 11.  EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

The information required by Item 11 shall be included in the 2007 Proxy
Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

The information required by Item 12 shall be included in the 2007 Proxy
Statement.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
------------------------------                                                              remaining available for
                                Number of securities to be    Weighted-average exercise      issuance under equity
                                  issued upon exercise of       price of outstanding          compensation plans,
                                   outstanding options,         options, warrants and        excluding securities
                                    warrants and rights                rights               reflected in column (a)
        Plan category
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                1,768,000                      $4.00                       29,194
    approved by security
    holders...............
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
    approved by security        ____________________         ____________________             ____________________
    holders...............
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                         1,768,000                      $4.00                       29,194
    Total.................
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
-------------------------------------------------------------------------------

The information required by Item 13 shall be included in the 2007 Proxy
Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------------------------------------

The information required by Item 14 shall be included in the 2007 Proxy
Statement.

                                     PART IV
------------------------------------------------------------------------------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

     (a) 1. and 2. Financial Statement Schedules -- See "Index to Financial
                   Statements and Schedules" on F-1.

         3. See Item (b) below.

     (b)      Exhibits

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

   * (10)(d) RCM Technologies, Inc. 2000 Employee Stock Incentive Plan, dated January 6, 2000; incorporated by reference to Exhibit A of the Registrant's Proxy Statement, dated March 3, 2000, filed with the Securities and Exchange Commission on February 28, 2000.

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

------------------------------------------------------------------------------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K (CONTINUED)
----------------------------------------------------------------------------

     (b) Exhibits (Continued)

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

     (10) (o) Fifth Amendment and Modification to Amended and Restated Loan and Security Agreement dated August 7, 2006, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger.

   * (10)(p)  Compensation Arrangements for Named Executive Officers.
              (Filed herewith)

   * (10)(q)  Compensation Arrangements for Directors.
              (Filed herewith)

     (11)     Computation of Earnings (loss) Share. (Filed herewith)

     (21)     Subsidiaries of the Registrant. (Filed herewith)

     (23)     Consent of Grant Thornton LLP. (Filed herewith)

     31.1 Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

------------------------------------------------------------------------------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K (CONTINUED)
------------------------------------------------------------------------------

     (b) Exhibits (Continued)

     31.2 Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

     32.1 Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
              (Filed herewith)


     32.2 Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
              (Filed herewith)

     * Constitutes a management contract or compensatory plan or arrangement.

                                   SIGNATURES
------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                RCM Technologies, Inc.


     Date:  March 8, 2007                      By:  /s/ Leon Kopyt
                                                    -----------------
                                                    Leon Kopyt
                                                    Chairman,  President,
                                                    Chief Executive Officer and
                                                    Director


     Date:  March 8, 2007                      By:  /s/ Stanton Remer
                                                    -------------------
                                                    Stanton Remer
                                                    Executive   Vice
                                                    President,    Chief
                                                    Financial Officer,
                                                    Treasurer, Secretary
                                                    and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report has been signed below by


     Date:  March 8, 2007                          /s/ Leon Kopyt
                                                   --------------
                                                   Leon Kopyt
                                                   Chairman,    President,
                                                   Chief   Executive    Officer
                                                   (Principal Executive Officer)
                                                   and Director


     Date:  March 8, 2007                          /s/ Stanton Remer
                                                   ---------------------------
                                                   Stanton Remer
                                                   Executive  Vice
                                                   President,  Chief
                                                   Financial  Officer,
                                                   Treasurer,    Secretary
                                                   (Principal   Financial   and
                                                   Accounting Officer)
                                                   and Director


     Date:  March 8, 2007                         /s/ Norman S. Berson
                                                   ---------------------
                                                   Norman S. Berson
                                                   Director


     Date:  March 8, 2007                         /s/ Robert B. Kerr
                                                   -------------------
                                                   Robert B. Kerr
                                                   Director


     Date:  March 8, 2007                         /s/ David Gilfor
                                                   -----------------
                                                   David Gilfor
                                                   Director

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                   Page
        --------------------------------------------------------------------------------- --- ---------

        Consolidated Balance Sheets, December 30, 2006 and December 31, 2005                       F-2

        Consolidated Statements of Income, Years Ended December 30, 2006,
           December 31, 2005 and January 1, 2005                                                   F-4

        Consolidated Statements of Changes in Stockholders' Equity and Consolidated
           Statements of Comprehensive Income, Years Ended December 30, 2006,
           December 31, 2005 and January 1, 2005                                                   F-6

        Consolidated Statements of Cash Flows, Years Ended December 30, 2006,
           December 31, 2005 and January 1, 2005                                                   F-7

        Notes to Consolidated Financial Statements                                                 F-9

        Report of Independent Registered Public Accounting Firm                                    F-32

        Schedules I and II                                                                         F-33


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     December 30, 2006 and December 31, 2005
-------------------------------------------------------------------------------


                                     ASSETS


                                                                            December 30,          December 31,
                                                                                2006                  2005
-----------------------------------------------------------------------------------------------------------------

Current assets
   Cash and cash equivalents                                                    $2,449,428            $3,761,063
   Accounts receivable, net of allowance for doubtful accounts of  $1,672,000 and $1,792,000 in fiscal 2006
      and 2005, respectively                                                    48,140,787            44,930,276
   Restricted cash                                                                                     8,572,064
   Prepaid expenses and other current assets                                     1,715,858             2,840,700
   Deferred tax assets                                                           3,185,050             4,012,340
-----------------------------------------------------------------------------------------------------------------

      Total current assets                                                      55,491,123            64,116,443
-----------------------------------------------------------------------------------------------------------------


Property and equipment, at cost
   Equipment and leasehold improvements                                         10,086,457            10,038,094
   Less: accumulated depreciation and amortization                               5,694,513             6,017,593
-----------------------------------------------------------------------------------------------------------------

                                                                                 4,391,944             4,020,501
-----------------------------------------------------------------------------------------------------------------


Other assets
   Deposits                                                                        158,722               166,814
   Goodwill                                                                     39,328,997            37,660,320
   Intangible assets, net of accumulated amortization
      of $406,000 and $96,000 in fiscal 2006 and 2005, respectively                669,270               808,624
-----------------------------------------------------------------------------------------------------------------

                                                                                40,156,989            38,635,758
-----------------------------------------------------------------------------------------------------------------



      Total assets                                                            $100,040,056          $106,772,702
=================================================================================================================



                                      F-2
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                     December 30, 2006 and December 31, 2005
-------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            December 30,          December 31,
                                                                               2006                  2005
----------------------------------------------------------------------------------------------------------------

Current liabilities
   Line of credit                                                                                    $3,900,000
   Accounts payable and accrued expenses                                       $7,317,135            14,979,127
   Accrued compensation                                                         8,122,058             7,087,897
   Payroll and withheld taxes                                                   1,146,136               867,274
   Income taxes payable                                                            61,465             4,249,779
----------------------------------------------------------------------------------------------------------------

       Total current liabilities                                               16,646,794            31,084,077
----------------------------------------------------------------------------------------------------------------


Stockholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 11,822,126 and
       11,728,261 shares issued and outstanding
       at December 30, 2006 and December 31, 2005, respectively                   591,107               586,413
    Additional paid-in capital                                                101,559,302           100,235,338
    Accumulated other comprehensive income                                      1,001,488               981,772
    Accumulated deficit                                                       (19,758,635)          (26,114,898)
----------------------------------------------------------------------------------------------------------------

                                                                               83,393,262            75,688,625
----------------------------------------------------------------------------------------------------------------



       Total liabilities and stockholders' equity                            $100,040,056          $106,772,702
================================================================================================================


The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------



                                                            December 30,         December 31,            January 1,
                                                                2006                 2005                   2005
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Revenues                                                     $201,920,059         $180,618,164           $169,277,490

Cost of services(1)                                           151,411,687          137,935,632            128,303,645
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Gross profit                                                   50,508,372           42,682,532             40,973,845
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Operating costs and expenses
   Selling, general and administrative(2)                      41,243,523           35,460,706             34,330,392
   Depreciation                                                 1,197,369            1,110,676              1,149,991
   Amortization                                                   310,354               95,376                 68,556
   Impairment of goodwill                                                                                   2,164,338
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------
                                                               42,751,246           36,666,758             37,713,277
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Operating income                                                7,757,126            6,015,774              3,260,568
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Other (expenses) income
   Interest expense, net of interest income                      (256,236  )          (221,070  )            (474,420  )
   (Loss) gain on foreign currency transactions                   (31,154  )            11,898                 24,954
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------
                                                                 (287,390  )          (209,172  )            (449,466  )
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Income before income taxes                                      7,469,736            5,806,602              2,811,102

Income tax expense                                              1,113,473            2,270,516                604,235
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Net income                                                     $6,356,263           $3,536,086             $2,206,867
======================================================= == =============== == == ============== === == ===============

(1)      Includes stock based compensation expense of $45,837 for the year ended December 30, 2006.

(2)      Includes stock based compensation expense of $909,685 for the year ended December 30, 2006.



                                      F-4
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
          Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------



                                                        December 30,         December 31,           January 1,
                                                            2006                 2005                  2005
--------------------------------------------------- --- ------------- --- -- -------------- --- -- --------------

Basic earnings per share
--------------------------------------------------- --- ------------- --- -- -------------- --- -- --------------
   Net income                                                   $.54                  $.31                  $.19
=================================================== === ============= === == ============== === == ==============

Weighted average number of common shares
   outstanding                                            11,773,301            11,456,757            11,325,626


Diluted earnings per share
--------------------------------------------------- --- ------------- --- -- -------------- --- -- --------------
   Net income                                                   $.53                  $.30                  $.19
=================================================== === ============= === == ============== === == ==============

Weighted average number of common and common equivalent shares outstanding
   (includes dilutive securities relating to options of
   261,364 in 2006, 274,834 in 2005 and 354,186           12,034,665            11,731,591            11,679,812
   in 2004)

                                      F-5
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
             EQUITY Years Ended December 30, 2006, December 31, 2005
                               and January 1, 2005
------------------------------------------------------------------------------



                                                                                      Accumulated
                                                                    Additional           Other
                                            Common Stock              Paid-in        Comprehensive       Accumulated
                                        Shares         Amount         Capital           Income             Deficit            Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 27, 2003              11,285,279     $564,264       $97,906,888      $556,795        ($31,857,851 )   $67,170,096

Issuance of stock under employee
  stock purchase plan                       37,107        1,855           174,365                                          176,220
Exercise of stock options                   61,084        3,054           209,466                                          212,520
Translation adjustment                                                                  179,333                            179,333
Net income                                                                                                2,206,867      2,206,867
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2005                11,383,470      569,173        98,290,719       736,128         (29,650,984 )   69,945,036

Issuance of stock under employee
  stock purchase plan                       38,941        1,947           144,431                                          146,378
Exercise of stock options                  205,850       10,293           843,188                                          853,481
Issuance of common stock and
 stock  options in connection with
  acquisition                              100,000        5,000           957,000                                          962,000
Translation adjustment                                                                  245,644                            245,644
Net income                                                                                                3,536,086      3,536,086
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005              11,728,261      586,413       100,235,338       981,772         (26,114,898 )   75,688,625
----------------------------------------------------------------------------------------------------------------------------------

Issuance of stock under employee
  stock purchase plan                       33,770        1,689           142,140                                          143,829
Exercise of stock options                   60,095        3,005           226,302                                          229,307
Translation adjustment                                                                   19,716                             19,716
Stock based compensation expense                                          955,522                                          955,522
Net income                                                                                                6,356,263      6,356,263
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 30, 2006              11,822,126     $591,107      $101,559,302    $1,001,488        ($19,758,635 )  $83,393,262
==================================================================================================================================


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005


                                                  December 30,      December 31,         January 1,
                                                      2006              2005                2005
         ----------------------------------------------------------------------------------------------

         Net income                                  $6,356,263        $3,536,086           $2,206,867
         Foreign currency translation
           adjustment                                    19,716           245,644              179,333
         ----------------------------------------------------------------------------------------------
         Comprehensive income                        $6,375,979        $3,781,730           $2,386,200
         ==============================================================================================

                                      F-6
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

                                                    December 30,         December 31,          January 1,
                                                        2006                 2005                 2005
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

  Net income                                            $6,356,263           $3,536,086           $2,206,867
-------------------------------------------------------------------------------------------------------------

  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                      1,507,723            1,206,052            1,218,547
      Provision for allowance on accounts
        receivable                                        (120,000)             (70,000)               8,000
      Stock based compensation expense                     955,522
      Goodwill impairment                                                                          2,164,338
      Deferred taxes                                       827,290              951,667             (365,634)
      Changes in assets and liabilities:
        Accounts receivable                             (3,143,664)          (4,341,774)          (4,274,580)
        Restricted cash                                  8,572,064             (276,439)
        Prepaid   expenses  and  other   current
         assets                                          1,131,955              (50,069)            (691,428)
        Accounts payable and accrued expenses           (7,665,185)           1,448,996           (2,043,905)
        Accrued compensation                             1,085,561              321,311            1,310,255
        Payroll and withheld taxes                         277,083             (232,581)             922,826
        Income taxes payable                            (4,180,214)           1,103,301             (879,619)
-------------------------------------------------------------------------------------------------------------

  Total adjustments                                       (751,865)              60,464           (2,631,200)
-------------------------------------------------------------------------------------------------------------


Net cash  provided by (used in) operating
activities                                              $5,604,398           $3,596,550            ($424,333)
-------------------------------------------------------------------------------------------------------------


                                      F-7
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------



                                                           December 30,         December 31,          January 1,
                                                               2006                 2005                 2005
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Cash flows from investing activities:
  Property and equipment acquired                            ($1,568,932  )         ($558,131  )         ($439,246  )
  Decrease (increase)  in deposits                                 8,092              (28,656  )           (55,200  )
  Cash paid for acquisition, net of cash acquired             (1,839,677  )        (1,895,997  )
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Net cash used in investing activities                         (3,400,517  )        (2,482,784  )          (494,446  )
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Cash flows from financing activities:
  Net repayments of line of credit                            (3,900,000  )        (1,000,000  )        (2,400,000  )
  Issuance of stock for employee stock purchase plan             143,829              146,378              176,220
  Exercise of stock options                                      229,307              853,481              212,520
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Net cash used in  financing activities                        (3,526,864  )              (141  )        (2,011,260  )
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Effect of exchange rate changes on cash
 and cash equivalents                                             11,348              245,644              179,334
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Net (decrease) increase in cash
 and cash equivalents                                         (1,311,635  )         1,359,269           (2,750,705  )

Cash and cash equivalents at beginning of year                 3,761,063            2,401,794            5,152,499
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Cash and cash equivalents at end of year                      $2,449,428           $3,761,063           $2,401,794
====================================================== == =============== == == ============== == == ==============


Supplemental cash flow information:
  Cash paid for:
    Interest                                                    $723,280             $332,892             $201,101
    Income taxes                                              $4,060,086             $422,917           $1,753,251


                                      F-8
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
-----------------------------------------------------------------------------

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

     Fiscal Periods

     The reporting period for the Company is the Saturday closest to the last day in December. Fiscal years 2006 and 2005 represent the 52 weeks ended December 30, 2006 and December 31, 2005, respectively. Fiscal year 2004 represents the 53 weeks ended January 1, 2005.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

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

     Goodwill

     Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reporting unit, as of November 30, 2006, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test as of November 30, 2006 and identified no impairments. Goodwill at December 30, 2006 and December 31, 2005 was $39,329,000 and $37,660,000,
     respectively.

     During the fourth quarter of fiscal year 2004, the review indicated that there was an impairment of value, which resulted in a $2.2 million charge to expense for the fiscal year ended January 1, 2005, in order to properly reflect the appropriate carrying value of goodwill. The aforementioned impairment was in a reporting unit within the Company's Information Technology business segment.

     Long-Lived Assets

     The Company accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

     Software

     In accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company capitalized approximately $563,000, $269,000 and $226,000, respectively, of software costs in accordance with SOP 98-1.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach of accounting for income taxes. SFAS 109 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets. The Company and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Engineering services and IT services segments also perform project services. All of the Company's segments derive revenue from permanent placement fees.

     Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. Expenses related to contracts that extend beyond a 12-month period are charged to cost of services as incurred.

     Consulting/Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases, the Company receives an administrative fee for arranging for, billing for, and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, the Company's reported revenues are net of associated costs (effectively the administrative fee).

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

     Concentration

     During 2006, United Technologies accounted for 11.4% of the Company's revenues. No other customer accounted for 10% or more of the Company's revenues. The Company's five and ten largest customers accounted for approximately 25.2% and 34.6%, respectively, of the Company's revenues for 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Concentration (Continued)

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

     Foreign Currency Translation

     The functional currency of the Company's Canadian subsidiary is the subsidiary's local currency. Assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Any translation adjustments are included in the accumulated other comprehensive income account in stockholders' equity. Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign exchange transaction gains and losses are included in the results of operations.

     Comprehensive Income

     Comprehensive income consists of net income and foreign currency translation adjustments.

     Per Share Data

     Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options that are computed using the treasury stock method.Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary.

     The number of common shares used to calculate basic and diluted earnings per share for 2006, 2005 and 2004 was determined as follows:

                                               Year Ended         Year Ended         Year Ended
                                               December 30,       December 31,       January 1,
                                                   2006               2005              2005
      ------------------------------------ -- --------------- -- ---------------- -- --------------
      Basic average shares outstanding            11,773,301          11,456,757        11,325,626
      Dilutive effect of stock options               261,364             274,834           354,186
      ------------------------------------ -- --------------- -- ---------------- -- --------------

      Dilutive shares                             12,034,665          11,731,591        11,679,812
      ==================================== == =============== == ================ == ==============

     Options to purchase 1,768,000 shares of common stock at prices ranging from $3.00 to $7.04 per share were outstanding as of December 30, 2006. There were 109,000 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price for the year ended December 30, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Per Share Data (Continued)

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

     Stock Based Compensation

     Effective as of January 1, 2006, the Company has adopted SFAS 123R. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

     SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

     In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123R includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R.

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

     At December 30, 2006, the Company has four stock based employee compensation plans as described in note 7. Stock based compensation of $955,522, or $0.08 per diluted share, was recognized for the year ended December 30, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock Based Compensation (Continued)

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation (in thousands, except per share amounts) for fiscal years ended December 31, 2005 and January 1, 2005.

                                                       December 31,      January 1,
                                                           2005             2005
      ----------------------------------------------------------------------------------

      Net income, as reported                                  $3,536         $2,207

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards                                     692            321

      Net income, pro forma                                    $2,844         $1,886

      Earnings per share of common stock-basic:
         As reported                                             $.31           $.19
         Pro forma                                               $.25           $.16

      Earnings per share of common stock-diluted:
         As reported                                             $.30           $.19
         Pro forma                                               $.24           $.16

     The pro-forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted using Black-Scholes Option Pricing Model during 2006, 2005 and 2004 has been estimated using the following assumptions:

                                      Year Ended        Year Ended       Year Ended
                                     December 30,      December 31,      January 1,
                                         2006              2005             2005
---------------------------------------------------------------------------------------
Weighted average risk-free interest rate      4.90%             3.91%            3.74%
Expected life of option                     5 years           5 years          5 years
Expected stock price volatility                 56%               58%              60%
Expected dividend yield                          -                -                 -
Weighted-average per share
   value granted                              $2.44             $2.51            $2.65

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock Based Compensation (Continued)

     There were options to purchase 12,000 shares of common stock granted during the year ended December 30, 2006. The stock based compensation expense attributable to the 12,000 options was $5,435 for the year ended December 30, 2006.

     As of December 30, 2006, we have approximately $1.0 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 1.7 years. These amounts do not include the cost of any additional options that may be granted in future periods nor any changes in the Company's forfeiture rate.

     We received cash from options exercised during the fiscal years 2006 and 2005 of $229,307 and $853,481, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

     Advertising Costs

     Advertising costs are expensed as incurred. Total advertising expense was $1,080,000, $884,000, and $667,000 for the years ended December 30, 2006,
     December 31, 2005, and, January 1, 2005, respectively.

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

     New Accounting Standards

     In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two common approaches used to quantify such errors: (i) the "rollover" approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the "iron curtain" approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New Accounting Standards (Continued)

     The SEC staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Historically, the Company has evaluated uncorrected differences utilizing the "rollover" approach. The adoption of SAB 108 did not have a material effect on the Company's consolidated financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"), which establishes a single authoritative definition of fair value, set out a framework for measuring fair value, and required additional disclosures about fair-value measurements. SFAS 157 applied to fair value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS 157 does not impose any additional fair value measurements in financial statements and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

2.   ACQUISITIONS

     On October 17, 2005, the Company acquired Soltre Technology, Inc. ("Soltre"), a Delaware corporation. Soltre is a Los Angeles, California based specialty provider of consulting and technology services. The acquisition was effective as of September 1, 2005, and was accomplished through a stock purchase transaction pursuant to which Soltre, through an exchange of all of its outstanding shares of stock for cash and shares of RCM's common stock, became a wholly-owned subsidiary of the Company. Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the date of acquisition and are included in the Information Technology segment.

     The purchase consideration paid to the former stockholders of Soltre consisted of $1,868,000 cash, 100,000 shares of RCM's common stock, par value $.05, valued at $632,000 and 100,000 of stock options valued at $330,000 and $2,400,000 of deferred consideration contingent upon Soltre achieving certain base levels of operating income for each of the three twelve month periods following the purchase. A Deferred Consideration and Earnout payment of $1,218,381 was paid in 2006 to the former shareholders of Soltre for the first twelve-month period following the acquisition. The amount was added to Goodwill on the Consolidated Balance Sheet. An additional earn-out payment may be made to the former stockholders at the end of each of the second and third remaining twelve-month periods following the purchase, to the extent that operating income exceeds these base levels.

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

     The acquisitions have been accounted for in accordance with SFAS No. 141, "Business Combinations."

     The allocation of the purchase price for the two acquisitions including approximately $1.2 million of earnout consideration paid in 2006 is as follows:

                                                                  Period of
                                                             Amortization- Years
                                         (In thousands)
                                        ------------------     -------------
          Equipment                                  $109
          Non-compete agreements                      145               5
          Customer relationships                      930              3-5
          Goodwill                                  3,486
                                       ------------------
                                                  $4,670
                                       ==================

     The annual sales of Soltre for the twelve months ended December 31, 2004 was approximately $3.7 million.

     The annual sales of Techpubs for the twelve months ended December 31, 2005 was approximately $1.0 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

2.   ACQUISITIONS (CONTINUED)

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the selling shareholders upon the acquired business achieving certain earnings targets over periods ranging from two to three years following the acquisition. In general, the contingent consideration amounts fall into two categories: (a) Deferred Consideration
     - amounts are due, provided that the acquisition achieves a base level of earnings, which has been, determined at the time of acquisition and (b) Earnouts - amounts payable are not fixed and are based on the growth in excess of the base level earnings. The Company's outstanding Deferred Consideration obligations, which relate to various acquisitions, are anticipated to result in approximately the following payments:

                                                      Amount
                   Year Ending                    (in thousands)
     ---------------------------------------- --- ----------------
     December 29, 2007                                       $800
     December 27, 2008                                        800
     January 2, 2010                                          100
     ---------------------------------------- --- ----------------
                                                           $1,700
     ======================================== === ================

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

     (In thousands,  except per        Fifty-Two           Fifty-Two           Fifty-Three
                                      Weeks Ended         Weeks Ended          Weeks Ended
                                     December 30,         December 31,         January 1,
          share amounts)                 2006                 2005                2005
     ---------------------------    ----------------    -----------------    ----------------
     Revenues                              $202,220             $187,275            $173,908
     Operating income                         7,814                6,993               3,647
     Net income                              $6,376               $4,043              $2,359
     Earnings per share                        $.53                 $.34                $.20

3.   PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following:

                                                   December 30,      December 31,
                                                       2006              2005
      ------------------------------------------------------------------------------
      Equipment and furniture                         $1,594,654         $1,761,454
      Computers and systems                            7,589,919          7,585,782
      Leasehold improvements                             901,884            690,858
      ------------------------------------------------------------------------------
                                                      10,086,457         10,038,094
      Less: accumulated depreciation and
         amortization                                  5,694,513          6,017,593
      ------------------------------------------------------------------------------

                                                      $4,391,944         $4,020,501
      ==============================================================================

     The Company writes off fully depreciated assets each year. In fiscal 2006, 2005 and 2004, the write offs were $1,243,000, $881,000 and $438,000, respectively.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

4.   GOODWILL AND INTANGIBLES

     SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. Goodwill at December 30, 2006 and December 31, 2005 was $39,329,000 and $37,660,000, respectively. There can be no assurance that future tests of goodwill impairment will not result in further impairment charges.

     During the fourth quarter of fiscal year 2004, the review indicated that there was an impairment of value, which resulted in a $2.2 million charge to expense for the fiscal year ended January 1, 2005, in order to reflect the appropriate carrying value of goodwill. The aforementioned impairment was in a reporting unit within the Company's Information Technology business segment. The results of the 2005 and 2006 impairment testing indicated no impairment of goodwill.

     The changes in the carrying amount of goodwill for the years ended December 30, 2006 and December 31, 2005 are as follows (in thousands):

                                                    Information
                                                    Technology       Engineering       Commercial         Total
      ---- ----------------------------------- --- -------------- -- ------------- -- ------------- -- ------------
      Balance as of January 1, 2005                      $28,315           $7,528                           $35,843

           Goodwill acquired during the year               1,817                                              1,817
      ---- ----------------------------------- --- -------------- -- ------------- -- ------------- -- -------------

      Balance as of December 31, 2005                     30,132            7,528                            37,660

           Goodwill acquired during the year               1,218              451                             1,669
      ---- ----------------------------------- --- -------------- -- ------------- -- ------------- -- -------------

      Balance as of December 30, 2006                    $31,350           $7,979                           $39,329
      ======================================== === ============== == ============= == ============= == =============

     The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                December 30, 2006                   December 31, 2005
      ---------------------------------- -------------------------------- -- ---------------------------------
                                            Gross         Accumulated           Gross          Accumulated
                                           Carrying                            Carrying
                                            Amount        Amortization          Amount         Amortization
      ---------------------------------- ------------- -- --------------- -- ------------- --- ---------------
      Definite-lived intangible assets
        Non-compete agreements                   $145                $35             $114                  $8
        Customer relationships                    930                371              790                  88
      ---------------------------------- ------------- -- --------------- -- ------------- --- ---------------

         Total                                 $1,075               $406             $904                 $96
      ================================== ============= == =============== == ============= === ===============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

4.   GOODWILL AND INTANGIBLES (CONTINUED)

     Amortization of the definite-lived intangible assets is as follows (in thousands):

         Year            Amount
     -------------- - --------------

              2007             $320
              2008              233
              2009               57
              2010               49
              2011               10
     -------------- - --------------
                               $669
     ============== = ==============

5.   ACCOUNTS PAYABLE

     Accounts payable and accrued expenses consist of the following at December 30, 2006 and December 31, 2005:

                                                     December 30,       December 31,
                                                         2006               2005
       ----------------------------------------- -- --------------- -- ---------------
       Accounts payable - trade                         $6,936,096         $5,649,920
       Due to sellers                                      231,039            794,894
       Reserve for litigation                              150,000          8,534,313
       ----------------------------------------- -- --------------- -- ---------------

       Total                                            $7,317,135        $14,979,127
       ========================================= == =============== == ===============

6.   LINE OF CREDIT

     The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

     All borrowings under the revolving credit facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company's ability to pay dividends.

     The Revolving Credit Facility expires in August 2011. The weighted average interest rates under the Revolving Credit Facility for the years ended December 30, 2006 and December 31, 2005 were 9.05% and 6.31%, respectively. During 2006 and 2005, the Company's outstanding borrowings ranged from $-0-to $7.1 million and $3.9 million to $7.0 million, respectively. At December 30, 2006, there were no outstanding borrowings under this facility and at December 31, 2005, the amount outstanding under this facility was $3.9 million. At December 30, 2006, there was a letter of credit outstanding for $116,000, which is used as collateral for a lease obligation. At December 30, 2006, the Company had availability for additional borrowing under the Revolving Credit Facility of $24.9 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

7.   STOCK BASED COMPENSATION

     Common Stock Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                              December 30,       December 31,
                                                  2006               2005
      -------------------------------------------------------------------------
      Exercise of options outstanding              1,768,000         1,935,483
      Future grants of options                        29,194            36,486
      -------------------------------------------------------------------------

      Total                                        1,797,194         1,971,969
      =========================================================================

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992, and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries, through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. At December 30, 2006, options to purchase 83,455 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994, and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. At December 30, 2006, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. At December 30, 2006, options to purchase 1,018,545 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. At December 30, 2006, options to purchase 29,194 shares of common stock are available for future grants, and options to purchase 596,000 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

7.   STOCK BASED COMPENSATION (CONTINUED)

     Incentive Stock Option Plans (Continued)

     Transactions related to all stock options are as follows:

                                   Year          Weighted-         Year          Weighted-         Year         Weighted-
                                   Ended          Average         Ended           Average         Ended          Average
                               December 30,      Exercise      December 31,      Exercise       January 1,      Exercise
                                   2006            Price           2005            Price           2005           Price
  -------------------------------------------------------------------------------------------------------------------------
  Outstanding options               1,935,483         $4.34        1,183,583          $4.03        1,214,916         $3.85
    at beginning of year
  Granted                              12,000          6.12        1,003,000           4.67          149,000          4.86
  Cancelled                          (119,388 )        4.68          (45,250 )         4.62         (119,249 )        3.49
  Exercised                           (60,095 )        3.82         (205,850 )         4.15          (61,084 )        3.48
  -------------------------------------------------------------------------------------------------------------------------
  Outstanding options               1,768,000         $4.34        1,935,483          $4.34        1,183,583         $4.03
    at end of year
  =========================================================================================================================

  Exercisable options
    at end of year                  1,005,000                        770,150                         766,500
  =========================================================================================================================
  Option grant price                    $3.00                          $3.00                           $3.00
    per share                        to $7.04                       to $7.04                        to $7.04

     The following table summarizes information about stock options outstanding at December 30, 2006:

--------------- -----------------------------------------------------------------------------------
                                                        Weighted-Average
   Range of                     Number of                 Remaining           Weighted-Average
   Exercise                  Outstanding Options        Contractual Life        Exercise Price
    Prices
--------------- -----------------------------------------------------------------------------------
   $3.00 - $4.40                1,152,500                6.64 years                  $3.69
   $4.70 - $7.04                  615,500                6.76 years                  $4.81

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the year ended December 30, 2006, there were 33,770 shares issued under the Purchase Plan for net proceeds of $143,829. As of December 30, 2006, there were 225,188 shares available for issuance under the Purchase Plan.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

8.   RETIREMENT PLANS

     Profit Sharing Plan

     The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees. The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company at the discretion of the Board of Directors may make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for years ended December 30, 2006, December 31, 2005 and January 1, 2005 were $251,000, $100,000, and $111,000, respectively.

     Nonqualified Defined Compensation Plan

     The Company implemented with shareholder approval a nonqualified deferred compensation plan, effective January 1, 2002, for officers and certain other management employees. The plan allowed for compensation deferrals for its participants and a discretionary company contribution, subject to approval of the Board of Directors. As of January 1, 2005, the fair value of the assets held in trust under the deferred compensation plan was $677,194. The Board of Directors approved the termination of the plan as of January 14, 2005 and directed the distribution of the assets in the plan to the participants. The final distribution of the plan assets of $661,981, as of January 14, 2005, was made on February 4, 2005.

9.   COMMITMENTS

     Employment Agreement

     The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt ("Mr. Kopyt"), which currently provides for an annual base salary of $525,000 and other customary benefits. In addition, the agreement provides that Mr. Kopyt's annual bonus is based on EBITDA, defined as earnings before interest, taxes, depreciation, and amortization. As of December 30, 2006, the agreement expires on February 28, 2008. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The employment agreement is terminable by the Company upon Mr. Kopyt's death or disability, or for "good and sufficient cause," as defined in the agreement.

     Termination Benefits Agreement

     The Company is party to a Termination Benefits Agreement with its Chief Executive Officer Leon Kopyt, amended and restated as of March 18, 1997 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 30, 2006, Mr. Kopyt would have been entitled to cash payments of approximately $3.5 million (representing salary and excise tax payments).

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

9.  COMMITMENTS (CONTINUED)

     Severance Agreement

     The Company is party to a Severance Agreement with Mr. Kopyt, dated June 10, 2002 (the "Severance Agreement"). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than "for cause," as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 30, 2006, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $1.9 million, inclusive of employee benefits.

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

                         Year ending December 31, Amount
                                 (In thousands)
               --------------------------------------------------
                       2007                          $3,041
                       2008                           2,449
                       2009                           2,054
                       2010                           1,556
                       2011                           1,292
                       Thereafter                       556
               --------------------------------------------------
                       Total                        $10,948
               ==================================================

     Rent expense for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $3,941,000 $3,514,000, and $3,671,000,
     respectively.

     The Company subleases space at various office locations under cancelable lease agreements. During fiscal 2006, 2005 and 2004 revenues of approximately $114,000, $22,000, and $109,000, respectively, were recognized under these leasing arrangements.

10.  RELATED PARTY TRANSACTIONS

     A director of the Company is a shareholder in a law firm that has rendered various legal services to the Company. Fees paid to the law firm have not been significant.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

11.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                      Year Ended           Year Ended            Year Ended
                                                     December 30,         December 31,          January 1,
                                                       2006                 2005                  2005
       ----------------------------------------------------------------------------------------------------
      Current
        Federal                                                                $930,020           $30,000
        State and local                                   $259,006              511,427
        Foreign                                             27,177             (122,500)          939,869
      ----------------------------------------------------------------------------------------------------

                                                           286,183            1,318,947           969,869
      ----------------------------------------------------------------------------------------------------
      Deferred
         Federal                                           703,196              808,932          (310,789)
         State and local                                   124,094              142,735           (54,845)
      ----------------------------------------------------------------------------------------------------

                                                           827,290              951,667          (365,634)
      ----------------------------------------------------------------------------------------------------

      Total                                             $1,113,473           $2,270,516          $604,235
      ====================================================================================================

     The income tax provisions reconciled to the tax computed at the statutory
     Federal rate was:
                                                   December 30,         December 31,        January 1,
                                                       2006                 2005               2005
      ----------------------------------------------------------------------------------------------------
      Tax at statutory rate (credit)                          34.0%                34.0%             34.0%
      State income taxes, net of Federal
        income tax benefit                                     6.2                  5.7               6.6
      Stock compensation expense                               4.3
      Foreign income tax effect                                1.3                  2.9               1.7
      Deductible amortization                                 (3.3)                (4.1)             (8.4)
      Federal tax audit adjustment                           (27.4)
      (see penultimate paragraph footnote 11)
      Change in valuation allowance                                                                 (26.5)
      Non-deductible charges                                   1.3                 (2.4)             11.3
      Other, net                                              (1.5)                 3.0               2.8
      ----------------------------------------------------------------------------------------------------
      Total income tax expense                                14.9%                39.1%             21.5%
      ====================================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

11.   INCOME TAXES (CONTINUED)
       At December 30, 2006 and December 31, 2005, deferred tax assets and liabilities consist of the following:

                                               December 30,       December 31,
      Deferred tax assets:                         2006               2005
                                               --------------------------------
      Net operating loss carryforward              $2,879,721
      Allowance for doubtful accounts                 668,812           $716,909
      Reserves and accruals                           195,963            165,147
      Litigation reserve                               60,000          3,130,284
                                                    3,804,496          4,012,340
      --------------------------------------------------------------------------
      Deferred tax liabilities:
      Prepaid expense deferral                       (591,982)
      Miscellaneous                                   (27,464)
      --------------------------------------------------------------------------
                                                     (619,446)
      --------------------------------------------------------------------------
                                                    3,185,050          4,012,340
      Valuation allowance
      --------------------------------------------------------------------------
      Net deferred tax assets                      $3,185,050         $4,012,340
      ==========================================================================

     As of December 31, 2002, the Company had accrued approximately $2.5 million for income tax liabilities, which related to the potential repayment of tax benefits associated with previously claimed tax deductions claimed from goodwill impairments. On June 8, 2006, the goodwill impairment deductions of approximately $13.5 million were disallowed by the Internal Revenue Service as a deduction in the December 31, 2002 income tax return. Based upon the methodology applied by the Internal Revenue Service, these deductions are best substantiated by facts and circumstances arising during 2005 and therefore the deductions are included in the December 31, 2005 federal income tax return. This reclassification of the deduction from the year ended December 31, 2002 to the year ended December 31, 2005 results in the reversal of the income tax reserve of approximately $1.3 million, of which approximately $1.0 million was recorded in the three months ended July 1, 2006. Additionally, the remaining reserve primarily covered interest of approximately $732,000 and a net operating loss disallowance of approximately $400,000, which were paid during 2006. The full impact is included in the statement of income for the year ended December 30, 2006.

     The deferred tax asset relating to the net operating loss carryforward represents the tax effect of a federal net operating loss carryforward of approximately $8.5 million expiring in the year 2026.

     The deferred tax asset relating to the litigation reserve decreased approximately $3.1 million because of the satisfaction of a liability relating to litigation described in footnote number 15 (Contingencies).

     Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

     The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

12.  INTEREST EXPENSE, NET OF INTEREST INCOME

     Interest expense, net of interest income consisted of the following:

                           December 30,     December 31,      January 1,
                               2006             2005             2005
     -----------------------------------------------------------------------
     Interest expense           ($539,187)       ($567,683)       ($536,099)
     Interest income              282,951          346,613           61,679
     -----------------------------------------------------------------------
                                ($256,236)       ($221,070)       ($474,420)
     =======================================================================

13.  SEGMENT INFORMATION

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which provides guidance for companies to report information about operating segments, geographic areas, and major customers. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

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

                                    Information
  Fiscal  2006                       Technology       Engineering      Commercial       Corporate          Total
  -------------------------------------------------------------------------------------------------------------------

  Revenue                                 $101,449          $57,607          $42,864                        $201,920

  Operating expenses (1),                   94,799           56,569           41,287                         192,655
  (2),(3)
  -------------------------------------------------------------------------------------------------------------------

  EBITDA  (3)                                6,650            1,038            1,577                           9,265

  Depreciation                                 533              495              170                           1,198

  Amortization of intangibles                  286               24                                              310
  -------------------------------------------------------------------------------------------------------------------

  Operating income                           5,831              519            1,407                           7,757

  Interest expense, net of
  interest income                              129               73               54                             256

  Loss on foreign currency
  transactions                                                   31                                               31

  Income taxes                                 850               62              201                           1,113
  -------------------------------------------------------------------------------------------------------------------

  Net income                                $4,852             $353           $1,152                          $6,357
  ===================================================================================================================

  Total assets                             $53,431          $24,272          $12,137        $10,200         $100,040

  Capital expenditures                        $282           $1,009              $63           $215           $1,569

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

13.  SEGMENT INFORMATION (CONTINUED)

                                    Information
  Fiscal  2005                       Technology       Engineering      Commercial       Corporate          Total
  -------------------------------------------------------------------------------------------------------------------

  Revenue                                  $98,010          $47,683          $34,925                        $180,618

  Operating expenses (1)                    92,173           47,425           33.798                         173,396
  -------------------------------------------------------------------------------------------------------------------

  EBITDA (3)                                 5,837              258            1,127                           7,222

  Depreciation                                 578              373              160                           1,111

  Amortization of intangibles                   95                                                                95
  -------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                    5,164             (115)             967                           6,016

  Interest expense, net of
  interest income                              120               58               43                             221

  Gain on foreign currency
  transactions                                                  (12)                                             (12)

  Income taxes (benefit)                     1,973              (63)             361                           2,271
  -------------------------------------------------------------------------------------------------------------------

  Net income (loss)                         $3,071             ($98)            $563                          $3,536
  ===================================================================================================================

  Total assets                             $54,729          $19,316          $11,953        $20,775         $106,773

  Capital expenditures                        $275             $125                            $158             $558


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

13.  SEGMENT INFORMATION (CONTINUED)

                                    Information
  Fiscal  2004                       Technology       Engineering      Commercial       Corporate          Total
  -------------------------------------------------------------------------------------------------------------------

  Revenue                                  $92,907          $51,173          $25,198                        $169,278

  Operating expenses (1)                    88,613           48,396           25,626                         162,635

  Impairment of goodwill                     2,164                                                             2,164
  -------------------------------------------------------------------------------------------------------------------

  EBITDA (3)                                 2,130            2,827             (428)                          4,479

  Depreciation                                 628              407              115                           1,150

  Amortization of intangibles                   20               43                5                              68
  -------------------------------------------------------------------------------------------------------------------

  Operating income                           1,482            2,327             (548)                          3,261

  Interest expense, net of
  interest income                              261              144               70                             475

  Gain on foreign currency
  transactions                                                  (25)                                             (25)

  Income taxes (benefit)                       262              475             (133)                            604
  -------------------------------------------------------------------------------------------------------------------

  Net income                                  $959           $1,733            ($485)                         $2,207
  ===================================================================================================================

  Total assets                             $48,556          $23,275           $6,643        $20,914          $98,388

  Capital expenditures                         $17              $44               $5           $373             $439

     (1) Operating expenses exclude depreciation and amortization.

     (2) Operating expenses include $955,522 of stock based compensation expense for the year ended December 30, 2006.

     (3) EBITDA means earnings before interest, taxes, depreciation and amortization. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to EBITDA of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, nor as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles in the United States of America.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

13.  SEGMENT INFORMATION (CONTINUED)

     The following reconciles consolidated operating income to the Company's pretax income (in thousands):

                                                     December 30,      December 31,        January 1,
                                                         2006              2005               2005
     ----------------------------------------------------------------------------------------------------
     Consolidated operating income                           $7,757            $6,016             $3,261
     Interest expense, net of interest income                  (256)             (221)              (475)
     (Loss) gain on foreign currency transactions               (31)               12                 25
     ----------------------------------------------------------------------------------------------------
     Consolidated pretax income                              $7,470            $5,807             $2,811
     ====================================================================================================

     The Company derives a majority of its revenue from companies headquartered in the United States. Revenues reported for each operating segment are all from external customers.

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area for the years ended December 30, 2006, December 31, 2005, and January 1, 2005 are as follows (in thousands):

                                                   December 30,      December 31,      January 1,
                                                       2006              2005             2005
     ------------------------------------------------------------------------------------------------
     Revenues
        United States                                    $190,644          $165,808         $149,247
        Canada                                             11,276            14,810           20,030
     ------------------------------------------------------------------------------------------------
                                                         $201,920          $180,618         $169,277
     ================================================================================================

     Fixed Assets
        United States                                      $4,338            $3,873           $4,210
        Canada                                                 54               147              209
     ------------------------------------------------------------------------------------------------
                                                           $4,392            $4,020           $4,419
     ================================================================================================


14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year Ended December 30, 2006

                                                                                                       Diluted
                                                             Gross                  Net              Net Income
                                       Sales                 Profit               Income            Per Share (a)
      ---------------------------------------------------------------------------------------------------------------
      1st Quarter                       $47,053,786          $12,043,109              $811,325           $.07
      2nd Quarter                        49,024,924           12,197,832             1,858,925            .16
      3rd Quarter                        51,649,791           12,951,555             1,349,424            .11
      4th Quarter                        54,191,558           13,315,876             2,336,589            .19
      ---------------------------------------------------------------------------------------------------------------

      Total                            $201,920,059          $50,508,372            $6,356,263           $.53
      ===============================================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
------------------------------------------------------------------------------

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

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

     A trial resulted in an August 2003 judgment in favor of the plaintiffs for $7.6 million that the Company unsuccessfully appealed in the New Jersey appellate courts. In June 2006, $8,622,458 was paid to the plaintiffs to satisfy and settle the judgment, which was paid from a previously funded escrow account that was classified as restricted cash. The financial statements as of and for the year ended December 28, 2002 were charged for the expense relating to the settlement.

     In November 2002, the Company brought suit on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against the former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) the amount paid to satisfy the judgment; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. In September 2005, the Company and the various attorney and law firm defendants agreed to the dismissal of the original suit and the filing of a new action against the same defendants in another section of the Superior Court of New Jersey. The complaint in the new action, in which the Company has asserted certain additional claims against the defendants, was filed in October 2005. In February 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $800,000. Discovery proceedings are continuing with the other defendants, and a trial will likely be scheduled for the latter part of 2007.

     The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-----------------------------------------------------------------------------


Board of Directors
RCM Technologies, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries as of December 30, 2006 and December 31, 2005 and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 30, 2006 (52 weeks, 52 weeks and 53 weeks, respectively). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

     As  discussed  in  note 1 to the  consolidated  financial  statements,  the
Company  adopted  Statement  of  Financial   Accounting  Standards  No.  123(R),
Share-Based Payment, on January 1, 2006.

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



/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP
Philadelphia, Pennsylvania
March 19, 2007

                                   SCHEDULE I
------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                     December 30, 2006 and December 31, 2005


                                     ASSETS

                                                                       December 30,         December 31,
                                                                           2006                 2005
-----------------------------------------------------------------------------------------------------------

Current assets
    Prepaid expenses and other assets                                         $2,515                $7,517
-----------------------------------------------------------------------------------------------------------


Other assets
    Long-term receivables from affiliates                                 83,624,536            75,802,090
-----------------------------------------------------------------------------------------------------------

      Total assets                                                       $83,628,051           $75,809,607
===========================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       December 30,         December 31,
                                                                           2006                 2005
-----------------------------------------------------------------------------------------------------------

Current liabilities
    Accounts payable and accrued expenses                                   $233,789              $120,982
-----------------------------------------------------------------------------------------------------------


Stockholders' equity
    Common stock                                                             591,107               586,413
    Foreign currency translation adjustment                                1,001,488               981,772
    Additional paid in capital                                           101,559,302           100,235,338
    Accumulated deficit                                                  (19,758,635)          (26,114,898)
-----------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                            83,393,262            75,688,625
-----------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                           $83,627,051           $75,809,607
===========================================================================================================













   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE I
------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005


                                                 December 30,      December 31,       January 1,
                                                     2006              2005              2005
 ---------------------------------------------------------------------------------------------------

 Operating expenses
    Administrative                                   $1,445,028        $1,137,920          $633,198
 ---------------------------------------------------------------------------------------------------

 Operating loss                                      (1,445,028)       (1,137,920)         (633,198)

 Management fee income                                1,445,028         1,137,920           633,198
 ---------------------------------------------------------------------------------------------------

 Income before income in subsidiaries

 Equity in earnings of subsidiaries                   6,356,263         3,536,086         2,206,867
 ---------------------------------------------------------------------------------------------------

 Net income                                          $6,356,263        $3,536,086        $2,206,867
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

                                   SCHEDULE I
-------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005


                                                    December 30,          December 31,           January 1,
                                                        2006                  2005                  2005
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

Net income                                              $6,356,263            $3,536,086            $2,206,867
---------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:

Recognition of stock based compensation                    955,522
Equity in deficiency in assets
  of subsidiaries                                       (6,356,263)           (3,536,086)           (2,206,867)

Changes in operating assets and liabilities:
    Prepaid expenses and other assets                        5,002                22,032                  (384)
    Accounts payable and accrued expenses                  112,807                16,344                10,158
---------------------------------------------------------------------------------------------------------------

                                                        (5,282,932)           (3,548,005)           (2,197,093)
---------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities             1,073,331                38,376                 9,774
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Increase in long-term
    receivables from subsidiaries                       (1,457,815)           (1,283,879)             (577,847)
---------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                (1,457,815)           (1,283,879)             (577,847)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Sale of stock for employee stock purchase plan          143,829               146,378               176,220
   Exercise of stock options                               229,307               853,481               212,520
---------------------------------------------------------------------------------------------------------------

   Net cash provided by financing activities               373,136               999,859               388,740
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and
   cash equivalents                                         11,348               245,644               179,333
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

                                   SCHEDULE II
------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005


Column A                                   Column B                   Column C                  Column D         Column E
-------------------------------------- - -------------- -- ------------------------------- -- ------------- -- -------------
                                                                     Additions
-------------------------------------- - -------------- -- ------------------------------- -- ------------- -- -------------
                                          Balance at        Charged to        Charged to                        Balance at
                                           Beginning         Costs and          Other                             End of
Description                                of Period         Expenses          Accounts        Deduction          Period
-------------------------------------- - -------------- -- -------------- -- ------------- -- ------------- -- -------------

Year Ended December 30, 2006

Allowance for doubtful
 accounts on trade
 receivables                                $1,792,000          $294,000                          $414,000       $1,672,000


Year Ended December 31, 2005

Allowance for doubtful
 accounts on trade
 receivables                                $1,862,000          $276,000                          $346,000       $1,792,000


Year Ended January 1, 2005

Allowance for doubtful
 accounts on trade
 receivables                                $1,854,000          $436,000                          $428,000       $1,862,000



                                  EXHIBIT INDEX
------------------------------------------------------------------------------

(10) (o) Compensation Arrangements for Named Executive Officers.

(10) (p) Compensation Arrangements for Directors.

(11) Computation of Earnings Per Share.

(21) Subsidiaries of the Registrant.

(23) Consent of Independent Registered Public Accounting Firm.

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

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

                                 EXHIBIT 10 (o)
-------------------------------------------------------------------------------

                             RCM TECHNOLOGIES, INC.

             Compensation Arrangements for Named Executive Officers


Stanton Remer. Executive Vice President, Chief Financial Officer and Treasurer. The Company on an at-will basis pursuant to an oral agreement employs Mr. Remer. In addition to standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Remer received a base salary of $225,000 in 2006. His bonus is compensated according to a Schedule of Compensation approved by the Compensation Committee on December 17, 1997, pursuant to which the Company pays a bonus of .002 of the Company's EBITDA, defined as earnings before income taxes, depreciation and amortization, on a consolidated basis within 60 days following the close of the fiscal year. A further bonus of .002 of EBITDA is payable to Mr. Remer on a discretionary basis.

Rocco Campanelli. Executive Vice President. The Company on an at-will basis pursuant to an oral agreement employs Mr. Campanelli. In addition to standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Campanelli received a base salary of $225,000 in 2006. His bonus is based on a percentage of divisional Engineering net operating income above certain threshold targets.

Kevin D. Miller. Senior Vice President. The Company on an at-will basis pursuant to an oral agreement employs Mr. Miller. In addition to the standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Miller received a base salary of $225,000 in 2006. He is eligible for a discretionary bonus.

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

                                   EXHIBIT 11
-------------------------------------------------------------------------------

                    COMPUTATION OF EARNINGS PER COMMON SHARE
      Years Ended December 30, 2006, December 31, 2005 and January 1, 2005


                                                     December 30,          December 31,          January 1,
                                                         2006                  2005                 2005
--------------------------------------------------------------------------------------------------------------
Diluted earnings
   Net income applicable to common
      stock                                             $6,356,263            $3,536,086           $2,206,867
==============================================================================================================


Shares
   Weighted average number of common
     shares outstanding                                 11,773,301            11,456,757           11,325,626
   Common stock equivalents                                261,364               274,834              354,186
--------------------------------------------------------------------------------------------------------------

   Total                                                12,034,665            11,731,591           11,679,811
==============================================================================================================


Diluted earnings per common share                             $.53                  $.30                 $.19
==============================================================================================================


Basic
   Net income applicable to common
      stock                                             $6,356,263            $3,536,086           $2,206,867
==============================================================================================================


Shares
   Weighted average number of common
     shares outstanding                                 11,773,301            11,456,757           11,325,626
==============================================================================================================


Basic earnings per common share                               $.54                  $.31                 $.19
==============================================================================================================

                                   EXHIBIT 21
------------------------------------------------------------------------------

                         SUBSIDIARIES OF THE REGISTRANT



Business Support Group of Michigan, Inc.
Cataract, Inc.
Programming Alternatives of Minnesota, Inc.
RCMT Delaware, Inc.
RCM Technologies (USA), Inc.
Soltre Technology, Inc.

                                   EXHIBIT 23
------------------------------------------------------------------------------

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
RCM Technologies, Inc.


     We have issued our report dated March 19, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the application of Statement of Financial Accounting Standard No. 123(R) as of January 1, 2006) accompanying the consolidated financial statements and related schedules included in the 2006 Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the year ended December 30, 2006. We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 33-61306, effective April 21, 1993, File No. 33-80590, effective June 22, 1994, File No. 333-48089, effective March 17, 1998, File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000).




/s/Grant Thornton LLP
---------------------
Grant Thornton LLP
Philadelphia, Pennsylvania
March 19, 2007

                                  EXHIBIT 31.1
------------------------------------------------------------------------------

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


Date:  March 22, 2007
                                 /s/ Leon Kopyt
                                 -------------------------------
                                 Leon Kopyt
                                 Chairman and Chief Executive Officer

                                  EXHIBIT 31.2
-----------------------------------------------------------------------------

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

Date: March 22, 2007
                                  /s/ Stanton Remer
                                  ------------------------------
                                  Stanton Remer
                                  Executive Vice President
                                  Chief Financial Officer, Treasurer,
                                  and Secretary

                                  EXHIBIT 32.1
------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended December 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Leon Kopyt
       ----------------------
     Leon Kopyt
     Chief Executive Officer
     March 22, 2007

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32.2
-----------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended December 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanton Remer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Stanton Remer
     ----------------------
     Stanton Remer
     Executive Vice President
     Chief Financial Officer
     March 22, 2007

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.