Form 10-Q
period 2007-03-31
RCM TECHNOLOGIES INC
filed 2007-05-10
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X]         QUARTERLY REPORTPURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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
YES            X             NO
             ------                   ------

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer X
                       ----                    ----                       ----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
YES                     NO       X
    ------                   ------

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

                Common Stock, $0.05 par value, 11,937,022 shares
                         outstanding as of May 9, 2007.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
    -----------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Page
             Item 1 - Consolidated Financial Statements

                   Consolidated Balance Sheets as of March 31, 2007 (Unaudited)
                   and December 30, 2006                                                                             3

                   Unaudited Consolidated Statements of Income and Comprehensive Income
                   for the Thirteen Weeks Ended March 31, 2007 and  April 1, 2006                                    5

                   Unaudited Consolidated Statement of Changes in Stockholders'
                   Equity for the Thirteen Weeks Ended March 31, 2007                                                7

                   Unaudited Consolidated Statements of Cash Flows for the
                   Thirteen Weeks Ended March 31, 2007 and April 1, 2006                                             8

                   Notes to Unaudited Consolidated Financial Statements                                             10

             Item 2 - Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                     20

             Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                    31

             Item 4 - Controls and Procedures                                                                       31

    PART II - OTHER INFORMATION
    -----------------------------------------------------------------------------------------------------------------------------

             Item 1 - Legal Proceedings                                                                             32

             Item 6 - Exhibits                                                                                      33

             Signatures                                                                                             34


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------ ----------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2007 and December 30, 2006
----------------------------------------------------------------------------



                                     ASSETS

                                                                                         March 31,                 December 30,
                                                                                           2007                       2006
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Current assets
    Cash and cash equivalents                                                           $2,912,781                  $2,449,428
    Accounts receivable, net of allowance for doubtful accounts of $1,685,000 (March 31, 2007) and $1,672,000
        (December 30, 2006), respectively                                               49,215,614                  48,140,787
    Prepaid expenses and other current assets                                            2,016,579                   1,715,858
    Deferred tax assets                                                                  2,350,392                   3,185,050
--------------------------------------------------------------------------------------------------------------------------------

        Total current assets                                                            56,495,366                  55,491,123
--------------------------------------------------------------------------------------------------------------------------------


Property and equipment, at cost
    Equipment and leasehold improvements                                                 8,858,438                  10,086,457
    Less: accumulated depreciation and amortization                                      4,530,572                   5,694,513
-------------------------------------------------------------------------------------------------------------------------------

                                                                                         4,327,866                   4,391,944
-------------------------------------------------------------------------------------------------------------------------------


Other assets
    Deposits                                                                               176,524                     158,722
    Goodwill                                                                            39,328,997                  39,328,997
    Intangible assets, net of accumulated amortization
        of $486,000 (March 31, 2007) and $406,000
        (December 30, 2006), respectively                                                  589,188                     669,270
-------------------------------------------------------------------------------------------------------------------------------

                                                                                        40,094,709                  40,156,989
-------------------------------------------------------------------------------------------------------------------------------


        Total assets                                                                  $100,917,941                $100,040,056
===============================================================================================================================

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                      March 31, 2007 and December 30, 2006
------------------------------------------------------------------------------





                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        March 31,                December 30,
                                                                                          2007                       2006
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Current liabilities
    Accounts payable and accrued expenses                                              $7,703,641                   $7,317,135
    Accrued compensation                                                                6,230,654                    8,122,058
    Payroll and withheld taxes                                                          1,289,833                    1,146,136
    Income taxes payable                                                                  179,440                       61,465
--------------------------------------------------------------------------------------------------------------------------------

         Total current liabilities                                                     15,403,568                   16,646,794
--------------------------------------------------------------------------------------------------------------------------------


Stockholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
         no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 11,928,126 and
         11,822,126 shares issued and outstanding
         at March 31, 2007 and December 30, 2006, respectively                            596,407                      591,107
     Additional paid-in capital                                                       102,115,959                  101,559,302
     Accumulated other comprehensive income                                               989,725                    1,001,488
     Accumulated deficit                                                              (18,187,718)                 (19,758,635)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                       85,514,373                   83,393,262
--------------------------------------------------------------------------------------------------------------------------------




         Total liabilities and stockholders' equity                                  $100,917,941                 $100,040,056
================================================================================================================================

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              Thirteen Weeks Ended March 31, 2007 and April 1, 2006
                                   (Unaudited)
-----------------------------------------------------------------------------



                                                                                         March 31,                    April 1,
                                                                                          2007                         2006
-------------------------------------------------------------------------------------------------- --- ---- ------------------

Revenues                                                                               $54,493,148                 $47,053,786

Cost of services (1)                                                                    42,116,569                  35,022,794
-------------------------------------------------------------------------------------------------- --- ---- ------------------


Gross profit                                                                            12,376,579                  12,030,992
-------------------------------------------------------------------------------------------------- --- ---- ------------------


Operating costs and expenses
   Selling, general and administrative (2)                                              10,094,134                  10,086,022
   Depreciation                                                                            273,704                     281,187
   Amortization                                                                             80,082                      71,532
-------------------------------------------------------------------------------------------------- --- ---- ------------------
                                                                                        10,447,920                  10,438,741
-------------------------------------------------------------------------------------------------- --- ---- ------------------

Operating income                                                                         1,928,659                   1,592,251
-------------------------------------------------------------------------------------------------- --- ---- ------------------

Other income (expenses)
   Interest expense, net of interest income                                                 (7,641)                    (65,351)
   Loss on foreign currency transactions                                                    (1,963)                    (13,106)
   Legal settlement                                                                        800,000
--------------------------------------------------------------------------------------------------- --- ---- ------------------
                                                                                           790,396                     (78,457)
--------------------------------------------------------------------------------------------------- --- ---- ------------------

Income before income taxes                                                               2,719,055                    1,513,794

Income tax expense                                                                       1,148,137                      702,469
--------------------------------------------------------------------------------------------------- --- ---- ------------------

Net income                                                                               1,570,917                     811,325

Other comprehensive loss
   Foreign currency translation adjustment                                                 (11,763)                     (14,947)
---------------------------------------------------------------------------------------------------- --- ---- ------------------

Comprehensive income                                                                     $1,559,154                    $796,378
==================================================================================================== === ==== ==================

(1) Includes stock based compensation expense of $13,339 and $12,118 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

(2) Includes stock based compensation expense of $172,663 and $292,849 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - (Continued)
              Thirteen Weeks Ended March 31, 2007 and April 1, 2006
                                   (Unaudited)
------------------------------------------------------------------------------


                                                                                       March 31,                   April 1,
                                                                                         2007                       2006
---------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share
     Basic earnings per share                                                              $.13                        $.07
=================================================================================================================================

Weighted average number of common shares outstanding                                 11,881,412                  11,733,997
=================================================================================================================================

Diluted earnings per share
     Diluted earnings per share                                                            $.13                        $.07
=================================================================================================================================

Weighted average number of common and common equivalent shares outstanding
     (includes dilutive securities relating to options
     of 470,452 and 273,173 in the thirteen weeks ended March 31, 2007
     and April 1, 2006, respectively)                                                12,351,864                  12,007,170
=================================================================================================================================

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Thirteen Weeks Ended March 31, 2007
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                         Accumulated
                                                                           Additional      Other
                                                     Common Stock           Paid-in      Comprehensive   Accumulated
                                                                            Capital         Income          Deficit        Total
                                                  ----------------
                                               Shares       Amount
----------------------------------------------- ------------------ --------------- ------------------------ ----------------------

Balance, December 30, 2006                     11,822,126   $591,107     $101,559,302    $1,001,488    ($19,758,635)   $83,393,262

Exercise of stock options                         106,000      5,300          370,655                                      375,955
Translation adjustment                                                                      (11,763)                       (11,763)
Stock based compensation expense                                              186,002                                      186,002
Net income                                                                                                1,570,917      1,570,917
----------------------------------------------- ------------------ --------------- ------------------------ ----------------------
Balance, March 31, 2007                        11,928,126   $596,407     $102,115,959      $989,725    ($18,187,718)   $85,514,373
============================================== ==========   ========     ============      ========     ============   ===========


                                       7
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Thirteen Weeks Ended March 31, 2007 and April 1, 2006
                                   (Unaudited)
-----------------------------------------------------------------------------



                                                                                         March 31,                  April 1,
                                                                                          2007                        2006
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

     Net income                                                                         $1,570,917                  $811,325
----------------------------------------------------------------------------------------------------------------------------------

     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
            Depreciation and amortization                                                  353,786                   352,719
            Provision for allowance on accounts receivable                                  13,000                    (6,000)
            Stock-based compensation expense                                               186,002                   304,967
            Deferred tax assets                                                            834,658
            Changes in assets and liabilities:
                 Accounts receivable                                                    (1,116,671)               (4,341,856)
                 Restricted cash                                                                                     (86,417)
                 Prepaid expenses and other current assets                                (302,628)                  613,332
                 Accounts payable and accrued expenses                                     331,952                 2,124,823
                 Accrued compensation                                                   (1,885,514)                 (466,975)
                 Payroll and withheld taxes                                                146,177                    27,104
                 Income taxes payable                                                      119,640                (1,141,547)
----------------------------------------------------------------------------------------------------------------------------------
     Total adjustments                                                                  (1,319,598)               (2,619,850)
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                       $251,319               ($1,808,525)
----------------------------------------------------------------------------------------------------------------------------------



                                       8
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
              Thirteen Weeks Ended March 31, 2007 and April 1, 2006
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                            March 31,                  April 1,
                                                                                              2007                      2006
 ------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Property and equipment acquired                                                       ($209,625)                ($760,937)
     Increase in deposits                                                                    (17,802)                  (16,992)
--------------------------------------------------------------------------------------------------------------------------------

     Net cash used in  investing activities                                                 (227,427)                 (777,929)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Exercise of stock options                                                               375,955                    97,452
     Net borrowing on line of credit                                                                                 3,200,000
-------------------------------------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                                               375,955                 3,297,452
-------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                                  63,506                   (14,947)
-------------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                        463,353                   696,051

Cash and cash equivalents at beginning of period                                           2,449,428                 3,761,063
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                $2,912,781                $4,457,114
==============================================================================================================================



Supplemental cash flow information:
     Cash paid for:
        Interest expense                                                                     $48,107                  $85,723
        Income taxes                                                                        $217,380                 $501,636



                                       9
              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that in the opinion of management are necessary for a fair presentation of the consolidated financial position of the Company and its consolidated results of operations for the interim periods set forth herein. The results for the thirteen weeks ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.   Fiscal Year

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 30, 2006 was a 52-week reporting year. The first quarter of 2006, the 2006 fiscal year and the first quarter of 2007 ended on the following dates, respectively:

      Period Ending                                    Weeks in Quarter           Weeks in Year to Date
      ---------------------------------------------- ----- ---------------------------------------------
      April 1, 2006                                        Thirteen                   Thirteen
      December 30, 2006                                    Thirteen                   Fifty-Two
      March 31, 2007                                       Thirteen                   Thirteen

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


4.   Acquisitions (Continued)

     The purchase consideration at closing consisted of $600,000 in cash, legal cost of $22,000 and $300,000 of deferred consideration contingent upon achieving certain base levels of operating income for each of the three twelve month periods following the purchase.

     The allocation of the purchase price is as follows:

                                                                        Amount       Period of Amortization
                                                                    (in thousands)
                                                     ------------------------- --- -----------------------
     Non-compete agreements                                               $31                     5 years
     Customer relationships                                               140                     5 years
     Goodwill                                                             451
     ----------------------------------------------- ------------------------- --- -----------------------
                                                                         $622
     =============================================== ========================= === =======================

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the selling shareholders upon the acquired business achieving certain earnings targets over periods ranging from two to three years following the acquisition. In general, the contingent consideration amounts fall into two categories: (a) Deferred Consideration
     - amounts are due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts - amounts payable are not fixed and are based on the growth in excess of the base level earnings. The Company's outstanding Deferred Consideration obligations, which relate to various acquisitions, are anticipated to result in approximately the following payments:

                                                                   Amount
     Year Ending                                               (in thousands)
     ---------------------------------------------------- --- ----------------
     December 29, 2007                                              $800
     December 27, 2008                                               800
     January 2, 2010                                                 100
     ---------------------------------------------------- --- ----------------
                                                                  $1,700
     ==================================================== === ================

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

                                                        Thirteen Weeks Ended
                                                    March 31,               April 1,
                                                     2007                     2006
                                                                           (Proforma)
     ----------------------------------- --- ------------------ ---------------------- ----
     Revenues                                         $54,493,148               $47,353,786
     Operating income                                   1,928,659                 1,649,251
     Net income                                        $1,570,917                  $830,987
     Earnings per share                                      $.13                      $.07

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

5.   New Accounting Standards

     In February 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company's fiscal year beginning December 30, 2007, with early adoption permitted.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits. We conducted our operations in multiple tax jurisdictions in United States and Canada. With few exceptions, we are no longer subject to audits by tax authorities for tax years prior to 2001. At March 31, 2007, we did not have any unrecognized tax benefits and had approximately $68,000 of interest or penalties accrued.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

     The Revolving Credit Facility expires in August 2011. The weighted average interest rates, which include unused line fees, under the Revolving Credit Facility for the thirteen weeks ended March 31, 2007 and April 1, 2006 were 13.3% and 7.6%, respectively. During the thirteen weeks ended
     March 31, 2007 and April 1, 2006, the Company's outstanding borrowings ranged from $-0- to $1.5 million and $200,000 to $1.0 million, respectively. At March 31, 2007 and December 30, 2006, there were no outstanding borrowings under this facility. At March 31, 2007, there was a letter of credit outstanding for $116,000, which is used as collateral for a lease obligation. At March 31, 2007, the Company had availability for additional borrowings under the Revolving Credit Facility of $24.9 million.

7.   Interest Expense, Net

     Interest expense, net consisted of the following:

                                                                 Thirteen Weeks Ended
                                                         March 31, 2007         April 1, 2006
              -------------------------------------------------------------------------------
              Interest expense                               ($24,782)             ($168,737)
              Interest income                                  17,141                103,386
              -------------------------------------------------------------------------------
                                                              ($7,641)              ($65,351)
              ===============================================================================

8.   Goodwill and Intangibles

     SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could influence the market multiples of comparable businesses and consequently could influence the results of future annual impairment tests. There were no events during the thirteen weeks ended March 31, 2007 that have indicated a need to perform the impairment test prior to the Company's annual test date.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


8.   Goodwill and Intangibles (Continued)


     The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                    March 31, 2007                                  December 30, 2006
      --------------------------------------- ---------------------------------------- ------------------------------------------
                                                  Gross Carrying     Accumulated         Gross Carrying       Accumulated
                                                   Amount            Amortization        Amount               Amortization
      --------------------------------------- ------------------ --- ---------------------- --- ------------ --------------------
      Definite-lived intangible assets
        Non-compete agreements                        $145                $42              $145                  $35
        Customer relationships                         930                444               930                  371
      --------------------------------------- ------------------ --- ---------------------- --- ------------ --------------------

         Total                                      $1,075               $486            $1,075                 $406
      =============================================== ================== === ========================== ==== ====================


9.   Stockholders' Equity

     Common Stock Reserved

     Shares of unissued common stock were reserved for the following purposes:

                                                                                 March 31,              December 30,
                                                                                   2007                     2006
      -------------------------------------------------------------------------------------------------------------------
      Exercise of options outstanding                                                  1,625,000               1,768,000
      Future grants of options                                                            34,194                  29,194
      -------------------------------------------------------------------------------------------------------------------

      Total                                                                            1,659,194               1,797,194
      ===================================================================================================================


10.  Stock - Based Compensation

     Effective as of January 1, 2006, the Company has adopted SFAS 123R "Share Based Payment" ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

     SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

     In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123R includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
10.  Stock - Based Compensation (Continued)

     At March 31, 2007, the Company has four share-based employee compensation plans. Share-based compensation of $186,002, or $.02 per share, and share-based compensation expense of $304,967, or $.08 per share, was recognized for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. The Company anticipates that share-based compensation will not exceed $750,000, or approximately $0.06 per share, for the year ending December 29, 2007.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. There were options to purchase 5,000 shares of common stock granted during the thirteen weeks ended March 31, 2007. The share-based compensation expense attributable to the 5,000 options was $800 for the thirteen weeks ended March 31, 2007.

     Expected volatility is based on the historical volatility of the price of our common stock since March 31, 2002. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. The stock price volatility, risk free interest rate and annualized forfeiture rate was 55.46%, 4.54% and 3.80% for the thirteen weeks ended March 31, 2007, respectively. The stock price volatility, risk free interest rate and annualized forfeiture rate was 33.96%, 4.82% and 5.88% for the thirteen weeks ended April 1, 2006, respectively.

     As of March 31, 2007, we have approximately $891,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 1.3 years. These amounts do not include the cost of any additional options that may be granted in future periods nor any changes in the Company's forfeiture rate.

     We received cash from options exercised during the first thirteen weeks of fiscal years 2007 and 2006 of $375,955 and $97,452, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of March 31, 2007, options to purchase 73,455 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. As of March 31, 2007, options to purchase 70,000 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

10.  Stock - Based Compensation (Continued)

     Incentive Stock Option Plans (Continued)

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of March 31, 2007, options to purchase 988,545 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of March 31, 2007, options to purchase 34,194 shares of common stock were available for future grants, and options to purchase 493,000 shares of common stock were outstanding.

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with stockholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the thirteen weeks ended March 31, 2007 and April 1, 2006 there were no shares issued under the Purchase Plan. As of March 31, 2007, there were 225,188 shares available for issuance under the Purchase Plan.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11.  Segment Information

     The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for companies to report information about operating segments, geographic areas and major customers. SFAS 131 has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the consolidated financial statements).

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

  Thirteen Weeks Ended                   Information
  March 31, 2007                          Technology            Engineering           Commercial         Corporate          Total
  ----------------------------------------- - --------------------- - ------------------- ---- ------------------- - --------- ---

  Revenue                                   $25,057               $18,975               $10,461                           $54,493

  Operating expenses (1) (2)                 23,563                18,305                10,342                            52,210
  ----------------------------------------- - --------------------- - ------------------- ---- ------------------- - --------- ---

  EBITDA  ((3))                               1,494                   670                   119                             2,283

  Depreciation                                  119                   118                    37                               274

  Amortization of intangibles                    72                     8                                                      80
  ----------------------------------------- - --------------------- - ------------------- ---- ------------------- - --------- ---

  Operating income                            1,303                   544                    82                             1,929

  Interest expense, net of  (interest
  income)                                         4                     3                     1                                 8

  Loss on foreign currency transactions                                 2                                                       2

  Legal settlement                                                                                            ($800)         (800)

  Income taxes                                  548                   228                    34                 338         1,148
  ----------------------------------------- - --------------------- - ------------------- ---- ------------------- - --------- ---

  Net income                                   $751                  $311                   $47                $462        $1,571
  ========================================= = ===================== = =================== ==== =================== = ========= ===

  Total assets                              $57,557               $26,134               $11,176             $10,051      $100,918

  Capital expenditures                         $161                    $2                                       $47          $210

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11.  Segment Information (Continued)

  Thirteen Weeks Ended                  Information
  April 1, 2006                         Technology          Engineering               Commercial           Corporate        Total
  ----------------------------------------- - --------------------- - ------------------- ---- ------------------- - -------------

  Revenue                                 $24,703               $11,385                  $10,966                          $47,054

  Operating expenses (1) (2)               23,301                11,406                   10,402                           45,109
  ----------------------------------------- - --------------------- - ------------------- ---- ------------------- - -------------

  EBITDA (1)  ((3))                         1,402                   (21)                   564                              1,945

  Depreciation                                130                   108                     43                                281

  Amortization of intangibles                  72                                                                              72
  ----------------------------------------- - --------------------- - ------------------- ---- ------------------- - -------------

  Operating income                          1,200                  (129)                   521                              1,592

  Interest expense, net of  interest
  income                                       34                    16                     15                                 65

  Loss on foreign currency transactions                              13                                                        13

  Income taxes (benefit)                      541                   (73)                   235                                703
  ----------------------------------------- - --------------------- - ------------------- ---- ------------------- - -------------

  Net income                                 $625                  ($85)                  $271                               $811
  ========================================= = ===================== = =================== ==== =================== = =============

  Total assets                            $52,963               $26,510                  $10,802             $21,440     $111,715

  Capital expenditures                        $95                  $510                                         $156         $761


     (1) Operating expenses exclude depreciation and amortization.

     (2) Operating expenses include $186,002 and $304,967 of stock based compensation expense for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

     ((3))EBITDA means earnings before interest, taxes, depreciation and amortization. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to EBITDA of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, nor as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11.  Segment Information (Continued)

     Revenues reported for each operating segment are from external customers.

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the thirteen weeks ended March 31, 2007 and April 1, 2006 are as follows (in thousands):

                                                                                    Thirteen Weeks Ended
     ----------------------------------------------------------------------------------------------------------------
                                                                                   March 31,               April 1,
                                                                                    2007                    2006
     ----------------------------------------------------------------------------------------------------------------
     Revenues
        U. S.                                                                       $51,252                $44,902
        Canada                                                                        3,241                  2,152
     ----------------------------------------------------------------------------------------------------------------
                                                                                    $54,493                $47,054
     ================================================================================================================

     Fixed Assets
        U. S.                                                                        $4,296                 $4,349
        Canada                                                                           32                    151
     ----------------------------------------------------------------------------------------------------------------
                                                                                     $4,328                 $4,500
     ================================================================================================================

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

     A trial resulted in an August 2003 judgment in favor of the plaintiffs for $7.6 million that the Company unsuccessfully appealed in the New Jersey appellate courts. In June 2006, $8,622,458 was paid to the plaintiffs to satisfy and settle the judgment, which was paid from a previously funded escrow account that was classified as restricted cash. The consolidated financial statements as of and for the year ended December 28, 2002 were charged for the expense relating to the settlement.

     In November 2002, the Company brought suit on professional liability claims against the attorneys and law firms who served as its counsel in the above-described acquisition transaction and in its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against its former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) the amount paid to satisfy the judgment; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. In September 2005, the Company and the various attorney and law firm defendants agreed to the dismissal of the original suit and the filing of a new action against the same defendants in another section of the Superior Court of New Jersey. The complaint in the new action, in which the Company has asserted certain additional claims against the defendants, was filed in October 2005. In February 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $800,000. Discovery proceedings are continuing with the other defendants and a trial will likely be scheduled for the latter part of 2007.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-----------------------------------------------------------------------------


Overview

   RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company's financial performance.

   RCM's operational performance in 2006 continued to gain momentum with a moderate increase in revenues and earnings over the comparable period in 2005. This was attributed to an improvement in the general economy, strength in our sector and increased capital spending by clients in selected markets. All three major business segments of the Company benefited from stronger economic conditions. So far, in 2007, RCM's financial performance has shown further modest improvement as compared to the same period a year ago, due to the continued strength of the economy and the marketing efforts of the Company. In addition, RCM's management continues to monitor its operating cost structure with a strong focus on working capital management and cash flows.

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

Revenue Recognition

   The Company derives its revenues from several sources. All of the Company's segments perform consulting and staffing services. The Company's Engineering Services and Information Technology Services segments also perform project services. All of the Company's segments derive revenue from permanent placement fees.

   Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104") which clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Revenue Recognition (Continued)

   Consulting and Staffing Services - Revenues derived from consulting and staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases, the Company receives an administrative fee for arranging for, billing for, and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, the Company's reported revenues are net of associated costs (effectively the administrative fee).

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

Goodwill

   Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test for 2006 as of November 30, 2006 and identified no impairments. Goodwill at March 31, 2007 and December 30, 2006 was $39.3 million.

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

   In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123R includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

   Since the Company adopted SFAS 123R, effective January 1, 2006 using the modified-prospective-transition-method the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model.

Accounting for Income Taxes

   In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of March 31, 2007, the Company had total net deferred tax assets of $2.4 million, primarily representing the tax effect of a tax net operating loss carryfoward. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Thirteen Weeks Ended March 31, 2007 Compared to Thirteen Weeks
Ended April 1, 2006

A summary of operating results for the fiscal periods ended March 31, 2007 and April 1, 2006 is as follows (in thousands, except for earnings per share data):

                                                             March 31, 2007                            April 1, 2006
----------------------------------------------------------------------------------------------------------------------------------
                                                                           % of                                     % of
                                                         Amount          Revenue                   Amount         Revenue
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                  $54,493           100.0                 $47,054             100.0
Cost of services                                           42,116            77.3                  35,023              74.4
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                               12,377            22.7                  12,031              25.6
----------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative                        10,094            18.6                  10,086              21.4
Depreciation and amortization                                 354              .6                     353                .8
----------------------------------------------------------------------------------------------------------------------------------
                                                           10,448            19.2                  10,439              22.2
----------------------------------------------------------------------------------------------------------------------------------

Operating income                                            1,929             3.5                   1,592               3.4
Other income (expense)                                        790             1.5                     (78)              (.2)
----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  2,719             5.0                   1,514               3.2
Income taxes                                                1,148             2.1                     703               1.5
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                 $1,571             2.9                    $811               1.7
==================================================================================================================================

Earnings per share
Basic:                                                       $.13                                    $.07
Diluted:                                                     $.13                                    $.07
==================================================================================================================================

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended March 31, 2007 and April 1, 2006 consisted of thirteen weeks each.

Revenues. Revenues increased 15.8%, or $7.4 million, for the thirteen weeks ended March 31, 2007 as compared to the same period in the prior year (the "comparable prior year period"). Revenues increased $354,000 in the Information Technology ("IT") segment, increased $7.6 million in the Engineering segment, and decreased $505,000 in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management expects revenues for the remainder of fiscal 2007 to remain generally consistent on a prorated basis with the revenues for the thirteen weeks ended March 31, 2007. Revenues that were attributable to acquisitions since April 1, 2006, which were not included in the comparable prior year period, were approximately $300,000.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Thirteen Weeks Ended March 31, 2007 Compared to Thirteen Weeks
Ended April 1, 2006 (Continued)

Cost of Services. Cost of services increased 20.3%, or $7.1 million, for the thirteen weeks ended March 31, 2007 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 77.3% for the thirteen weeks ended March 31, 2007 from 74.4% for the comparable prior year period. This increase was primarily attributable to increased revenues in the Engineering segment, which had lower gross margins. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2007 to decrease as certain reductions are realized in statutory employer payroll taxes.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses were essentially unchanged, for the thirteen weeks ended March 31, 2007 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 18.6% for the thirteen weeks ended March 31, 2007 as compared to 21.4% for the comparable prior year period. This decrease was primarily attributable to the spreading of certain fixed administrative costs over an increased revenue base. Management reasonably expects SGA expenses for the remainder of fiscal 2007 to remain consistent with the SGA expenses for the thirteen weeks ended March 31, 2007.

Depreciation and Amortization. Depreciation and amortization ("DA") were essentially unchanged for the thirteen weeks ended March 31, 2007 as compared to the comparable prior year period.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions and in 2007 the proceeds from a legal settlement. For the thirteen weeks ended March 31, 2007, actual interest expense of $24,782 was offset by $17,141 of interest income, which was earned from short-term money market deposits. Interest expense, net decreased $57,700 for the thirteen weeks ended March 31, 2007 as compared to the comparable prior year period. This decrease was primarily due to decreased borrowing requirements, which was offset by an increase in weighted average interest rates on borrowed funds. Losses on foreign currency transactions decreased $11,000 in the thirteen weeks ended March 31, 2007 as compared to the comparable prior year period. This modest decrease was attributable to the decrease in the number of foreign currency transactions. The proceeds from the legal settlement in 2007 were realized when the Company reached a settlement with one of the law firm defendants resulting in the recovery of $800,000. (See footnote 11 to the consolidated financial statements).

Income Tax. Income tax expense increased 63.4%, or $446,000, for the thirteen weeks ended March 31, 2007 as compared to the comparable prior year period. This increase was principally attributable to an increase in income before taxes. The effective tax rate was 42.2% for the thirteen weeks ended March 31, 2007 as compared to 46.4% for the comparable prior year period. The decrease in effective tax rate was attributable to the decreased amount of non-tax-deductible stock compensation expense in relation to increased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Thirteen Weeks Ended March 31, 2007 Compared to Thirteen Weeks
Ended April 1, 2006 - (Continued)

Segment Discussion (See Footnote 11)

Information Technology

IT revenues of $25.1 million for the thirteen weeks ended March 31, 2007 increased $354,000, or 1.4%, compared to the comparable prior year period. The increase in revenue was attributable to the strengthening of demand for the Company's IT services. The IT segment EBITDA was $1.5 million, or 65.4% of the overall EBITDA for 2007, as compared to $1.4 million, or 72.1% of the overall EBITDA, for 2006.

Engineering

Engineering revenues of $19.0 million for the thirteen weeks ended March 31, 2007 increased $7.6 million, or 66.7%, compared to the comparable prior year period. The increase in revenue was attributable to the strengthening of demand for the Company's Engineering services. The Engineering segment EBITDA was $670,000, or 29.3% of the overall EBITDA for the thirteen weeks ended March 31, 2007, as compared to a loss of $21,000, or 8.1% of the overall EBITDA for the comparable prior year period.

Commercial

Commercial revenues of $10.5 million for the thirteen weeks ended March 31, 2007 decreased $505,000, or 4.6% compared to the comparable prior year period. The modest decrease in revenues was attributable to a leveling of economic activity within this segment. The Commercial segment EBITDA was $119,000, or 5.2% of the overall EBITDA, for the thirteen weeks ended March 31, 2007 as compared to $564,000, or 30.0% of the overall EBITDA for the comparable prior year period.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                                                                 Thirteen Weeks Ended
                                                                -------------------------------------------------------
                                                                     March 31, 2007                April 1, 2006
                                                                ------------------------- --- -------------------------
                                                                                    (In thousands)
                                                                -------------------------------------------------------

               Operating Activities                                          $251                     ($1,809)
               Investing Activities                                         ($227)                      ($778)
               Financing Activities                                          $338                      $3,297

Operating Activities

Operating activities provided $251,000 of cash for the thirteen weeks ended March 31, 2007 as compared to $1.8 million for the comparable 2006 period. The decrease in cash provided by operating activities was primarily attributable to increased earnings, an increase in accounts payable and accrued expenses, an increase in payroll and withheld taxes, an increase in income taxes payable and a decrease in deferred tax assets. These factors were offset by an increase in accounts receivable, an increase in prepaid expenses and other current assets and a decrease in accrued compensation. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities for the remainder of fiscal 2007. The Company continues to institute enhanced controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $227,000 for the thirteen weeks ended March 31, 2007 as compared to $778,000 for the comparable 2006 period. The decrease in the use of cash for investing activities for 2007 as compared to the comparable 2006 period was primarily attributable to a decrease in expenditures for property and equipment.

Financing Activities

Financing activities principally consisted of receipt of proceeds from the exercise of stock options of $380,000 in 2007 as compared to borrowing of $3.2 million for the comparable 2006 period.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


Liquidity and Capital Resources (Continued)

The Revolving Credit Facility expires in August 2011. The weighted average interest rates, which include unused line fees, under the Revolving Credit Facility for the thirteen weeks ended March 31, 2007 and April 1, 2006 were 13.3% and 7.6%, respectively. During the thirteen weeks ended
March 31, 2007 and April 1, 2006, the Company's outstanding borrowings ranged from $-0- to $1.5 million and $200,000 to $1.0 million, respectively. At March 31, 2007 and December 30, 2006, there were no outstanding borrowings under this facility. At March 31, 2007, there was a letter of credit outstanding for $116,000, which is used as collateral for a lease obligation. At March 31, 2007, the Company had availability for additional borrowings under the Revolving Credit Facility of $24.9 million.

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

At March 31, 2007, the Company had a deferred tax asset totaling $2.4 million, primarily representing the tax effect of a tax net operating loss carryfoward. The Company expects to utilize the deferred tax asset during the twelve months ending March 29, 2008 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of March 31, 2007 (in thousands):

                                                                            Payments Due by Period
-------------------------------------------------------------------------------------------------------------------------------
                                                                            Less Than                                 More Than
                                          Total              1 Year            1-3 Years          3-5 Years            5 Years
--------------------------------------------------------------------------------------------------------------------------------

Long-Term Debt Obligations (1)
Operating Lease Obligations              $9,415             $2,048             $3,961             $2,850                 $556
--------------------------------------------------------------------------------------------------------------------------------

Total                                    $9,415             $2,048             $3,961             $2,850                 $556
================================================================================================================================

(1) The Revolving Credit Facility is for $25.0 million and includes a sub-limit of $5.0 million for letters of credit. The agreement expires in August 2011. At March 31, 2007, there was an outstanding letter of credit for $116,000.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2007, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using average debt balances during the thirteen weeks ended March 31, 2007 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION
-----------------------------------------------------------------------------


ITEM 1.    LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 12 to the consolidated financial statements included in Item 1 of this report, which is incorporated by reference herein.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS
-----------------------------------------------------------------------------


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





                               RCM Technologies, Inc.





  Date:  May 10, 2007           By: /s/ Stanton Remer
                                    -----------------------------
                                   Stanton Remer
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Treasurer, Secretary and Director
                                   (Principal Financial Officer and
                                   Duly Authorized Officer of the Registrant)

Exhibit 31.1
------------------------------------------------------------------------------

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

Date:    May 10, 2007                                /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer

Exhibit 31.2
------------------------------------------------------------------------------

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

Date:    May 10, 2007                                /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1
-----------------------------------------------------------------------------


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934



         I, Leon Kopyt, President and Chief Executive Officer of
         RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the quarter ended March 31, 2007 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *

/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date: May 10, 2007

Exhibit 32.2
------------------------------------------------------------------------------


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934



         I, Stanton Remer, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the quarter ended March 31, 2007 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: May 10, 2007