Form 10-Q
period 2007-06-30
RCM TECHNOLOGIES INC
filed 2007-08-09
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

Large Accelerated Filer       Accelerated Filer        Non-Accelerated Filer X
                       -----                   -----                   -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES               NO    X
    ------           ------

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

         Common Stock, $0.05 par value, 12,035,643 shares outstanding as of August 7, 2007.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
    ----------------------------------------------------------------------------------------

                                                                                                                Page
             Item 1 - Consolidated Financial Statements

                        Consolidated Balance Sheets as of June 30, 2007 (Unaudited)
                        and December 30, 2006                                                                     3

                        Unaudited Consolidated Statements of Income and Comprehensive Income
                        for the Twenty-Six Weeks Ended June 30, 2007 and  July 1, 2006                            5

                        Unaudited Consolidated Statements of Income and Comprehensive Income
                        for the Thirteen Weeks Ended June 30, 2007 and  July 1, 2006                              7

                        Unaudited Consolidated Statement of Changes in Stockholders'
                        Equity for the Twenty-Six Weeks Ended June 30, 2007                                       9

                        Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
                        June 30, 2007 and July 1, 2006                                                           10

                        Notes to Unaudited Consolidated Financial Statements                                     12

             Item 2 - Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                  26

             Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                 40

             Item 4 - Controls and Procedures                                                                    40

    PART II - OTHER INFORMATION
    --------------------------------------------------------------------------

             Item 1 - Legal Proceedings                                                                          41

             Item 4 - Submission of Matters to a Vote of Security Holders                                        41

             Item 5 - Other Information                                                                          41

             Item 6 - Exhibits                                                                                   42

             Signatures                                                                                          43


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2007 and December 30, 2006


                                     ASSETS

                                                                                    June 30,                  December 30,
                                                                                     2006                       2007
--------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Current assets
    Cash and cash equivalents                                                       $6,883,542                  $2,449,428
    Accounts receivable, net of allowance for doubtful accounts of $1,855,000 (June 30, 2007) and $1,672,000
        (December 30, 2006), respectively                                           52,954,012                  48,140,787
    Prepaid expenses and other current assets                                        3,103,956                   1,715,858
    Deferred tax assets                                                              1,582,000                   3,185,050
--------------------------------------------------------------------------------------------------------------------------

        Total current assets                                                        64,523,510                  55,491,123
--------------------------------------------------------------------------------------------------------------------------


Property and equipment, at cost
    Equipment and leasehold improvements                                             8,976,419                  10,086,457
    Less: accumulated depreciation and amortization                                  4,770,731                   5,694,513
--------------------------------------------------------------------------------------------------------------------------

                                                                                     4,205,688                   4,391,944
--------------------------------------------------------------------------------------------------------------------------



Other assets
    Deposits                                                                           151,828                     158,722
    Goodwill                                                                        39,587,936                  39,328,997
    Intangible assets, net of accumulated amortization
        of $566,000 (June 30, 2007) and $406,000
        (December 30, 2006), respectively                                              509,106                     669,270
--------------------------------------------------------------------------------------------------------------------------

                                                                                    40,248,870                  40,156,989
--------------------------------------------------------------------------------------------------------------------------





        Total assets                                                              $108,978,068                $100,040,056
==========================================================================================================================

                                       3

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                       June 30, 2007 and December 30, 2006
------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      June 30,                December 30,
                                                                                       2007                       2006
 --------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
Current liabilities
    Accounts payable and accrued expenses                                           $11,097,019                  $7,317,135
    Accrued compensation                                                              8,924,298                   8,122,058
    Payroll and withheld taxes                                                        1,114,450                   1,146,136
    Income taxes payable                                                                141,415                      61,465
---------------------------------------------------------------------------------------------------------------------------

         Total current liabilities                                                   21,277,182                  16,646,794
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized;
         no shares issued or outstanding
     Common stock, $0.05 par value; 40,000,000 shares authorized; 11,978,643 and
         11,822,126 shares issued and outstanding
         at June 30, 2007 and December 30, 2006, respectively                           598,932                     591,107
     Additional paid-in capital                                                     102,264,838                 101,559,302
     Accumulated other comprehensive income                                           1,171,651                   1,001,488
     Accumulated deficit                                                            (16,334,535)                (19,758,635)
---------------------------------------------------------------------------------------------------------------------------

                                                                                     87,700,886                  83,393,262
---------------------------------------------------------------------------------------------------------------------------





         Total liabilities and stockholders' equity                                $108,978,068                $100,040,056
===========================================================================================================================

              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              Twenty-Six Weeks Ended June 30, 2007 and July 1, 2006
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                    June 30,                      July 1,
                                                                                     2007                           2006
--------------------------------------------------------------------------------------------------------------------------

Revenues                                                                          $111,338,757                 $96,078,710

Cost of services (1)                                                                85,003,524                  71,868,210
--------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                        26,335,233                  24,210,500
--------------------------------------------------------------------------------------------------------------------------

Operating costs and expenses
   Selling, general and administrative (2)                                          20,722,038                  20,270,785
   Depreciation                                                                        559,792                     577,667
   Amortization                                                                        160,164                     143,064
--------------------------------------------------------------------------------------------------------------------------
                                                                                    21,441,994                  20,991,516
--------------------------------------------------------------------------------------------------------------------------

Operating income                                                                     4,893,239                   3,218,984
--------------------------------------------------------------------------------------------------------------------------

Other income (expenses)
   Interest income, net of interest expense                                                711                    (129,443)
   Gain (loss) on foreign currency transactions                                         11,354                     (10,698)
   Legal settlement                                                                    800,000
--------------------------------------------------------------------------------------------------------------------------
                                                                                       812,065                    (140,141)
--------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                           5,705,304                   3,078,843

Income taxes                                                                         2,281,204                     408,595
--------------------------------------------------------------------------------------------------------------------------

Net income                                                                           3,424,100                   2,670,248

Other comprehensive income
   Foreign currency translation adjustment                                             170,163                      71,812
--------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                $3,594,263                  $2,742,060
==========================================================================================================================

(1) Includes stock-based compensation expense of $4,008 and $30,441 for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

(2) Includes stock-based compensation expense of $89,696 and $562,875 for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

              The accompanying notes are an integral part of these
                              financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND
                       COMPREHENSIVE INCOME - (Continued)
                         Twenty-Six Weeks Ended June 30,
                              2007 and July 1, 2006
                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                                    June 30,                   July 1,
                                                                                     2007                       2006

-------------------------------------------------------------------------------------------------------------------------

Basic earnings per share
     Basic earnings per share                                                         $0.29                       $0.23
=========================================================================================================================


Weighted average number of common shares outstanding                             11,908,292                  11,751,757
=========================================================================================================================

Diluted earnings per share
     Diluted earnings per share                                                       $0.28                       $0.22
=========================================================================================================================

Weighted average number of common and common equivalent shares outstanding
     (includes dilutive securities relating to options of 512,910 and 288,046 in the twenty-six weeks ended June 30, 2007 and July 1, 2006,
     respectively)                                                               12,421,202                  12,039,803
=========================================================================================================================



              The accompanying notes are an integral part of these
                            financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               Thirteen Weeks Ended June 30, 2007 and July 1, 2006
                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                                    June 30,                 July 1,
                                                                                     2007                     2006
-----------------------------------------------------------------------------------------------------------------------

Revenues                                                                         56,845,609                 $49,024,924

Cost of services (1)                                                             42,886,954                  36,845,416
------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                     13,958,655                  12,179,508
-----------------------------------------------------------------------------------------------------------------------

Operating costs and expenses
   Selling, general and administrative (2)                                       10,627,903                  10,184,763
   Depreciation                                                                     286,088                     296,480
   Amortization                                                                      80,082                      71,532
-----------------------------------------------------------------------------------------------------------------------
                                                                                 10,994,073                  10,552,775
-----------------------------------------------------------------------------------------------------------------------

Operating income                                                                  2,964,582                   1,626,733
-----------------------------------------------------------------------------------------------------------------------

Other income (expenses)
   Interest income, net of interest expense                                           8,352                     (64,092)
   Gain on foreign currency transactions                                             13,317                       2,408
-----------------------------------------------------------------------------------------------------------------------
                                                                                     21,669                     (61,684)
-----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                        2,986,251                   1,565,049

Income tax expense (benefit)                                                      1,133,067                    (293,874)
-----------------------------------------------------------------------------------------------------------------------

Net income                                                                        1,853,184                   1,858,923

Other comprehensive income
   Foreign currency translation adjustment                                          181,926                      86,759
-----------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                             $2,035,110                  $1,945,682
=======================================================================================================================

(1) Includes stock-based compensation credit of $9,331 and stock based compensation expense $18,323 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively.

(2) Includes stock-based compensation credit of $82,967 and stock based compensation expense $270,026 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively.



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND
                       COMPREHENSIVE INCOME - (Continued)
               Thirteen Weeks Ended June 30, 2007 and July 1, 2006
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                   June 1,                    July 1,
                                                                                    2007                        2006

---------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                                            $0.16                       $0.16
=====================================================================================================================

Weighted average number of common shares outstanding                           11,931,649                  11,761,688
=====================================================================================================================

Diluted earnings per share                                                          $0.15                       $0.15
=====================================================================================================================

Weighted average number of common and common equivalent shares outstanding
     (includes dilutive securities relating to options of 546,999 and 282,685 in the thirteen weeks ended June 30, 2007 and July 1, 2006,
     respectively)                                                             12,478,648                  12,044,373
======================================================================================================================


              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Twenty-Six Weeks Ended June 30, 2007
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                      Accumulated
                                                                     Additional          Other
                                            Common  Stock             Paid-in        Comprehensive       Accumulated
                                         Shares     Amount            Capital          Income             Deficit        Total
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 30, 2006             11,822,126  $591,107         $101,559,302     $1,001,488     ($19,758,635)    $83,393,262

Issuance of stock under
employee stock purchase plan               13,017       651               65,736                                          66,387

Exercise of stock options                 143,500     7,174              546,096                                         553,270

Translation adjustment                                                                  170,163                          170,163

Stock based compensation expense                                          93,704                                          93,704

Net income                                                                                             3,424,100       3,424,100
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2007                 11,978,643  $598,932         $102,264,838     $1,171,651     ($16,334,535)    $87,700,886
=================================================================================================================================



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Weeks
                      Ended June 30, 2007 and July 1, 2006
                                   (Unaudited)
-----------------------------------------------------------------------------



                                                                                    June 30,               July 1,
                                                                                     2007                  2006
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

     Net income                                                                     $3,424,100                $2,670,248
-------------------------------------------------------------------------------------------------------------------------


     Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisition:
            Depreciation and amortization                                              723,293                   720,731
            Stock-based compensation expense                                            93,704                   593,316
            Provision for losses on accounts receivable                                183,000                   (17,000)
            Deferred tax assets                                                      1,603,050                  (186,290)
            Changes in assets and liabilities:
                 Accounts receivable                                                (4,822,353)               (3,136,844)
                 Restricted cash                                                                               8,572,064
                 Prepaid expenses and other current assets                          (1,376,487)                  (71,556)
                 Accounts payable and accrued expenses                               3,297,314                (6,098,258)
                 Accrued compensation                                                  759,898                 1,393,005
                 Payroll and withheld taxes                                            (46,791)                   93,150
                 Income taxes payable                                                   94,367                (1,448,821)
--------------------------------------------------------------------------------------------------------------------------

     Total adjustments                                                                 508,995                   413,497
--------------------------------------------------------------------------------------------------------------------------



Net cash provided by operating activities                                           $3,933,095                $3,083,745
--------------------------------------------------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                             financial statements.
                                       10

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
              Twenty-Six Weeks Ended June 30, 2007 and July 1, 2006
                                   (Unaudited)
------------------------------------------------------------------------------



                                                                                     June 30,                   July 1,
                                                                                      2007                       2006
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Property and equipment acquired                                                 ($373,641)              ($1,192,405)
     Decrease (increase) in deposits                                                     6,894                   (26,274)
     Cash paid for acquisition, net of working capital acquired                                                 (621,516)
-------------------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                                            (366,747)               (1,840,195)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Sale of stock for employee stock purchase plan                                     66,387                   179,614
     Exercise of stock options                                                         553,270                    65,408
     Net borrowings on line of credit                                                                          1,600,000
------------------------------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                                         619,657                 1,845,022
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                           248,109                    71,812
------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                4,434,114                 3,160,384

Cash and cash equivalents at beginning of period                                     2,449,428                 3,761,063
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $6,883,542                $6,921,447
========================================================================================================================

Supplemental cash flow information:
     Cash paid for:
        Interest expense                                                              $131,736                $1,058,714
        Income taxes                                                                  $620,080                $1,629,295



              The accompanying notes are an integral part of these
                             financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.   General

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that in the opinion of management are necessary for a fair presentation of the consolidated financial position of the Company and its consolidated results of operations for the interim periods set forth herein. The results for the thirteen and twenty-six weeks ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.   Fiscal Year

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 30, 2006 was a 52-week reporting year. The second quarter of 2006, the 2006 fiscal year and the second quarter of 2007 ended on the following dates, respectively:

      Period Ended            Weeks in Quarter           Weeks in Year to Date
      ------------------------------------------------------------------------

      July 1, 2006            Thirteen                   Twenty-Six
      December 30, 2006       Thirteen                   Fifty-Two
      June 30, 2007           Thirteen                   Twenty-Six

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

4.   Acquisitions

     On April 17, 2006, the Company purchased the operating assets of Techpubs, LLC ("Techpubs"), a Rhode Island limited liability company. Techpubs is a specialty provider of engineering services. The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations." Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the date of acquisition and are included in the Engineering segment.

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

     The allocation of the purchase price, including the earnout of $259,000 paid for the twelve months ended April 30, 2007 is as follows:

                                 Amount               Period of Amortization
                              (in thousands)
                             -----------------------------------------------
     Non-compete agreements          $31                     5 years
     Customer relationships          140                     5 years
     Goodwill                        710
     -----------------------------------------------------------------------
                                    $881
     =======================================================================

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the selling shareholders upon the acquired business achieving certain earnings targets over periods ranging from two to three years following the acquisition. In general, the contingent consideration amounts fall into two categories: (a) Deferred Consideration
     - fixed amounts are due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts - amounts payable are not fixed and are based on the growth in excess of the base level earnings. The Company's outstanding Deferred Consideration obligations, which relate to various acquisitions, are anticipated to result in approximately the following payments:

                                                 Amount
         Year Ending                          (in thousands)
     -------------------------------------------------------
     December 29, 2007                             $700
     December 27, 2008                              800
     January 2, 2010                                100
     -------------------------------------------------------
                                                 $1,600
     =======================================================

     The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet. Earnouts cannot be estimated with any certainty.

     The following results of operations have been prepared assuming the Techpubs acquisition had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisition of Techpubs been consummated as of the beginning of the periods presented.

                                                    Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                  ----------------------------------       ----------------------
     Amounts (in thousands,
     except earnings per share data                                          July 1,                               July 1,
                                                        June 30,             2006              June 30,             2006
                                                         2007               (Proforma)          2007            (Proforma)
                                                  --------------------- --- ----------------------------------------------
     Revenues                                           $56,846              $49,065          $111,339            $96,379
     Operating income                                     2,965                1,635             4,893              3,276
     Net income                                          $1,853               $1,860            $3,424             $2,690
     Earnings per share (Diluted)                         $0.15                $0.15             $0.28              $0.22


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

5.   Property and Equipment

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

     The Company writes off fully depreciated assets each year. During the six months ended June 30, 2007, the write offs were $1,392,000.

6.   New Accounting Standards

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company's fiscal year beginning with the current year.

     We are currently evaluating the impact, if any, that the adoption of SFAS 157 and 159 will have on our consolidated financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

7.   Line of Credit

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

     The Revolving Credit Facility expires in August 2011. The weighted average interest rates, which include unused line fees, under the Revolving Credit Facility for the twenty-six weeks ended June 30, 2007 and July 1, 2006 were 35.4% and 8.3%, respectively. The weighted average interest rate for the 2007 period is disproportionately high because of unused line fees in relation to the interest expense incurred. During the twenty-six weeks ended June 30, 2007 and July 1, 2006, the Company's outstanding borrowings ranged from $-0- to $1.5 million and $200,000 to $1.0 million, respectively. At June 30, 2007 and December 30, 2006, there were no outstanding borrowings under this facility. At June 30, 2007, there was a letter of credit outstanding for $116,000, which is used as collateral for a lease obligation. At June 30, 2007, the Company had availability for additional borrowings under the Revolving Credit Facility of $24.9 million.

8.   Interest Expense, Net

     Interest expense, net consisted of the following (in thousands):

                                    Twenty-Six              Twenty-Six
                                    Weeks Ended             Weeks Ended          Thirteen Weeks Ended     Thirteen Weeks Ended
                                    June 30, 2007           July 1, 2006            June 30, 2007              July 1, 2006
              ----------------------------------------------------------------------------------------------------------------
              Interest expense        ($38)                 ($350)                     ($13)                   ($181)
              Interest income           39                    220                        21                      117
              ----------------------------------------------------------------------------------------------------------------
                                        $1                  ($130)                       $8                     ($64)
              ================================================================================================================

9.   Goodwill and Intangibles

     SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could influence the market multiples of comparable businesses and consequently could influence the results of future annual impairment tests. There were no events during the twenty-six weeks ended June 30, 2007 that have indicated a need to perform the impairment test prior to the Company's annual test date.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

9. Goodwill and Intangibles (Continued)

     The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                              June 30, 2007                         December 30, 2006
     -----------------------------------------------------------------------------------------------------------------------------
                                                       Gross Carrying        Accumulated        Gross Carrying         Accumulated
                                                           Amount            Amortization          Amount             Amortization
      ----------------------------------------------------------------------------------------------------------------------------
        Definite-lived intangible assets
        Non-compete agreements                                 $145                $49              $145                       $35
        Customer relationships                                  930                517               930                       371
      ----------------------------------------------------------------------------------------------------------------------------

         Total                                               $1,075               $566            $1,075                      $406
      ============================================================================================================================


10.  Stockholders' Equity

     Common Stock Reserved

     Shares of unissued common stock were reserved for the following purposes (in thousands):

                                                                                 June 30,               December 30,
                                                                                   2007                     2006
      -------------------------------------------------------------------------------------------------------------------
      Exercise of options outstanding                                                      1,525                   1,768
      Future grants of options                                                               764                      29
      -------------------------------------------------------------------------------------------------------------------

      Total                                                                                2,289                   1,797
      ===================================================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11.  Stock - Based Compensation

     Effective as of January 1, 2006, the Company has adopted SFAS 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

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

     At June 30, 2007, the Company had five stock-based employee compensation plans. Stock-based compensation of $93,704, or $0.01 per share, and of $593,316, or $0.05 per share, was recognized for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. Share-based compensation credit of $92,297, or $0.01 per share, and an expense of $288,349, or $0.02 per share, was recognized for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. The Company anticipates that share-based compensation will not exceed $275,000 or approximately $0.02 per share, for the year ending December 29, 2007.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. There were options to purchase 5,000 shares of common stock granted during the twenty-six weeks ended June 30, 2007. There were no grants issued during the thirteen weeks ended June 30, 2007. The share-based compensation expense attributable to the 5,000 options was $2,468 for the twenty-six weeks and thirteen weeks ended June 30, 2007.

     Expected volatility is based on the historical volatility of the price of our common stock since June 30, 2002. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards, represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. The stock price volatility, risk free interest rate and annualized forfeiture rate was 56.42%, 5.02% and 15.98% for the twenty-six weeks ended June 30, 2007, respectively. The stock price volatility, risk free interest rate and annualized forfeiture rate was 46.96%, 5.10% and 9.12% for the twenty-six weeks ended July 1, 2006, respectively.

     As of June 30, 2007, we have approximately $501,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 3 years. These amounts do not include the cost of any additional options that may be granted in future periods nor any changes in the Company's forfeiture rate.

     We received cash from options exercised during the first twenty-six weeks of fiscal years 2007 and 2006 of $553,270 and $65,408, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11. Stock - Based Compensation (Continued)

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of June 30, 2007, options to purchase 73,455 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. As of June 30, 2007, options to purchase 70,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of June 30, 2007, options to purchase 935,545 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of June 30, 2007, options to purchase 63,694 shares of common stock were available for future grants, and options to purchase 445,500 shares of common stock were outstanding.

     2007 Omnibus Equity Compensation Plan (the 2007 Plan)

     The 2007 Plan, approved by the Company's stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards. No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of June 30, 2007, options to purchase 700,000 shares of common stock were available for future grants, and there were no options to purchase shares of common stock outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11.  Stock - Based Compensation (Continued)

     Incentive Stock Option Plans (Continued)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with stockholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the twenty-six weeks ended June 30, 2007, there were 13,017 shares issued under the Purchase Plan for net proceeds of $66,387. As of June 30, 2007, there were 212,171 shares available for issuance under the Purchase Plan. The share-based compensation expense attributable to the 212,171 shares issued was $24,467 and $12,508 for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

12.  Income Taxes

     As of December 31, 2002, the Company had accrued approximately $2.5 million for income tax liabilities, which related to the potential repayment of tax benefits associated with previously claimed tax deductions claimed from goodwill impairments. On June 8, 2006, the goodwill impairment deductions of approximately $13.5 million were disallowed by the Internal Revenue Service as a deduction in the December 31, 2002 income tax return. Based upon the methodology applied by the Internal Revenue Service, these deductions are best substantiated by facts and circumstances arising during 2005 and therefore the deductions were included in the December 31, 2005 federal income tax return. This reclassification of the deduction from the year ended December 31, 2002 to the year ended December 31, 2005 resulted in the reversal of the income tax reserve of approximately $1.6 million, of which approximately $1.0 million was recorded in the three months ended July 1, 2006.

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

  Twenty-Six Weeks Ended                  Information
  June 30, 2007                           Technology          Engineering          Commercial        Corporate         Total
  --------------------------------------------------------------------------------------------------------------------------
  Revenue                                  $52,306             $37,231               $21,802                        $111,339

  Operating expenses (1) (2)                48,980              35,704                21,042                         105,726
  --------------------------------------------------------------------------------------------------------------------------

  EBITDA  ((4))                              3,326               1,527                   760                           5,613

  Depreciation                                 253                 232                    75                             560

  Amortization of intangibles                  143                  17                                                   160
  --------------------------------------------------------------------------------------------------------------------------

  Operating income                           2,930               1,278                   685                           4,893

  Interest income, net of  interest
  expense                                       (1)                                                                       (1)

  Gain on foreign currency transactions                            (11)                                                  (11)

  Legal settlement                                                                                       (800)          (800)

  Income taxes                               1,172                 515                   274              320          2,281
  ---------------------------------------------------------------------------------------------------------------------------

  Net income                                $1,759                $774                  $411             $480         $3,424
  ===========================================================================================================================

  Total assets                             $54,525             $27,242               $13,043          $14,168       $108,978

  Capital expenditures                        $240                 $52                    $7              $75           $374

                                       20

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

13. Segment Information (Continued)

  Twenty-Six Weeks Ended          Information
  July 1, 2006                    Technology             Engineering              Commercial         Corporate           Total
  -----------------------------------------------------------------------------------------------------------------------------
  Revenue                                 $48,887              $25,085                $22,107                          $96,079

  Operating expenses (1)                   46,112               24,957                 21,070                           92,139
  -----------------------------------------------------------------------------------------------------------------------------
  EBITDA  (4)                               2,775                  128                  1,037                            3,940

  Depreciation                                258                  233                     87                              578

  Amortization of intangibles                 143                                                                          143
  ----------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                   2,374                 (105)                   950                            3,219

  Interest expense, net of  (interest
  income)                                      66                   34                     29                              129


  Loss on foreign currency transactions                             11                                                      11

  Income taxes (benefit)                      307                  (20)                   122                              409
  -----------------------------------------------------------------------------------------------------------------------------

  Net income (loss)                        $2,001                ($130)                  $799                           $2,670
  ============================================================================================================================

  Total assets                            $54,351              $21,631                $12,816           $17,094       $105,892

  Capital expenditures                       $146                 $890                                     $156         $1,192

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

13. Segment Information (Continued)

  Thirteen Weeks Ended               Information
  June 30, 2007                      Technology            Engineering             Commercial           Corporate        Total
  ----------------------------------------------------------------------------------------------------------------------------

  Revenue                                  $27,249             $18,256                 $11,341                         $56,846

  Operating expenses (1) (3)                25,417              17,399                  10,699                          53,515
  -----------------------------------------------------------------------------------------------------------------------------
  EBITDA  (4)                                1,832                 857                     642                           3,331

  Depreciation                                 134                 114                      38                             286

  Amortization of intangibles                   72                   8                                                      80
  -----------------------------------------------------------------------------------------------------------------------------

  Operating income                           1,626                 735                     604                           2,965

  Interest income, net of  interest
  expense                                       (4)                 (3)                    (1 )                             (8)


  Gain on foreign currency transactions                            (13)                                                    (13)

  Income taxes                                 618                 285                     230                           1,133
  -----------------------------------------------------------------------------------------------------------------------------

  Net income                                $1,012                $466                    $375                          $1,853
  =============================================================================================================================

  Total assets                             $54,525             $27,242                 $13,043            $14,168     $108,978

  Capital expenditures                         $79                 $50                      $7                $28         $164


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

13. Segment Information (Continued)

  Thirteen Weeks Ended                 Information
  July 1, 2006                         Technology             Engineering           Commercial          Corporate         Total
  ------------------------------------------------------------------------------------------------------------------------------
  Revenue                                  $24,185             $13,700                 $11,140                           $49,025

  Operating expenses (1)                    22,812              13,549                  10,669                            47,030
  ----------------------------------------------------------------------------------- --- --------------------------------------
  EBITDA  (4)                                1,373                 151                     471                             1,995

  Depreciation                                 128                 125                      44                               297

  Amortization intangibles                      71                                                                            71
  ------------------------------------------------------------------------------------------------------------------------------

  Operating income                           1,174                  26                     427                             1,627

  Interest expense, net of  interest
  income                                        32                  18                      14                                64

  Gain on foreign currency
  transactions                                                      (2)                                                       (2)

  Income taxes benefit                        (214)                 (2)                    (78)                             (294)
  -------------------------------------------------------------------------------------------------------------------------------
  Net income                                $1,356                 $12                    $491                            $1,859
  ===============================================================================================================================

  Total assets                             $54,351             $21,631                 $12,816            $17,094       $105,892

  Capital expenditures                         $51                $380                                                      $431



     (1) Operating expenses exclude depreciation and amortization.

     (2) Operating expenses include $93,704 and $593,316 of stock-based compensation expense for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

     (3) Operating expenses include $92,297 of stock -based compensation credit and $288,349 of stock- based compensation expense for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively.

     (4) EBITDA means earnings before interest, taxes, depreciation, and amortization. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to EBITDA of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, nor as an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

13. Segment Information (Continued)

     Revenues reported for each operating segment are from external customers.

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the twenty-six weeks ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

                                                                                   Twenty-Six Weeks Ended
     ---------------------------------------------------------------------------------------------------------
                                                                              June 30,                July 1,
                                                                                2007                   2006
     ---------------------------------------------------------------------------------------------------------
     Revenues
        U. S.                                                                  $104,495                $90,960
        Canada                                                                    6,844                  5,119
     ---------------------------------------------------------------------------------------------------------
                                                                               $111,339                $96,079
     =========================================================================================================

     Fixed Assets
        U. S.                                                                    $4,193                 $4,524
        Canada                                                                       14                    111

     ---------------------------------------------------------------------------------------------------------
                                                                                 $4,207                 $4,635
     =========================================================================================================

     Revenues by geographic area for the thirteen weeks ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

                                                                                      Thirteen Weeks Ended
     ---------------------------------------------------------------------------------------------------------
                                                                              June 30,                July 1,
                                                                                 2007                   2006
     ---------------------------------------------------------------------------------------------------------
     Revenues
        U. S.                                                                    $53,243               $46,058
        Canada                                                                     3,603                 2,967
     ---------------------------------------------------------------------------------------------------------
                                                                                 $56,846               $49,025
     =========================================================================================================


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

14.  Contingencies

     In late 1998, two shareholders who were formerly officers and directors of the Company filed suit against the Company. The former officers and directors alleged that the Company wrongfully limited the number of shares of the Company's common stock that could have been sold by the plaintiffs under a registration rights agreement entered into in connection with an acquisition transaction pursuant to which the plaintiffs became shareholders of the Company.

     A trial in 2002 resulted in a judgment in favor of the plaintiffs for $7.6 million that was affirmed on appeal. In June 2006, the Company paid $8.6 million, which included interest and other items of $1.0 million to the date of payment to the plaintiffs to satisfy the judgment.

     In November 2002, the Company filed suit on professional liability claims against the attorneys and law firms who had served as its counsel in the acquisition transaction and in connection with its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against its former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) the amount paid to satisfy the judgment; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. In February 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $800,000. Discovery proceedings are continuing with the other defendants and a trial will likely be scheduled for the latter part of 2007.

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

   RCM's operational performance gained momentum in 2006 with a moderate increase in revenues and earnings. This was attributed to an improvement in the general economy, strength in our sector and increased capital spending by clients in selected markets. All three major business segments of the Company benefited from stronger economic conditions. So far, in 2007, RCM's financial performance has shown further modest improvement as compared to the same period a year ago, due to the continued strength of the economy and the marketing efforts of the Company. In addition, RCM's management continues to monitor its operating cost structure with a strong focus on working capital management and cash flows.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

Overview (Continued)

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits, and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and reporting responsibilities and acquisition program. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates to the allocation of the purchase price of an acquisition, which has been assigned to covenants not to compete, and customer lists. Acquisitions have been accounted for under SFAS No. 141, "Business Combinations," and have created goodwill.

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

Goodwill

   Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test for 2006 as of November 30, 2006 and identified no impairments. Goodwill was $39.6 million and $39.3 million at June 30, 2007 and December 30, 2006, respectively.

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

   Effective as of January 1, 2006, the Company has adopted SFAS 123R. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of stock-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

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

   Since the Company adopted SFAS 123R, effective January 1, 2006 using the modified-prospective-transition-method the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measures share-based compensation cost using the Black-Scholes option pricing model.

Accounting for Income Taxes

   In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of June 30, 2007, the Company had total net deferred tax assets of $1.6 million, primarily representing the tax effect of a tax net operating loss carryfoward. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

   The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. Because of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits. The Company conducts its operations in multiple tax jurisdictions in United States and Canada. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2001. At June 30, 2007, the Company did not have any unrecognized tax benefits.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

Twenty-Six Weeks Ended June 30, 2007 Compared to Twenty-Six Weeks Ended July 1, 2006

A summary of operating results for the fiscal periods ended June 30, 2007 and July 1, 2006 is as follows (in thousands, except for earnings per share data):

                                                             June 30, 2007                            July 1, 2006
---------------------------------------------------------------------------------------------------------------------------
                                                                               % of                                 % of
                                                              Amount            Revenue              Amount         Revenue
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $111,339           100.0                 $96,079        100.0
Cost of services                                               85,004            76.3                  71,868         74.8
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   26,335            23.7                  24,211         25.2
--------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative                            20,722            18.6                  20,271         21.1
Depreciation and amortization                                     720              .7                     721           .8
--------------------------------------------------------------------------------------------------------------------------
                                                               21,442            19.3                  20,992         21.9
--------------------------------------------------------------------------------------------------------------------------

Operating income                                                4,893             4.4                   3,219          3.3
Other (expense) income                                            812              .7                    (140)         (.1)
--------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                      5,705             5.1                   3,079          3.2
Income taxes                                                    2,281             2.0                     409           .4
--------------------------------------------------------------------------------------------------------------------------

Net income                                                     $3,424             3.1                  $2,670          2.8
==========================================================================================================================

Earnings per share
Basic:                                                          $0.29                                    $.23
Diluted:                                                        $0.28                                    $.22
==========================================================================================================================

The above summary is not a presentation of results of operations under accounting principles generally accepted in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended June 30, 2007 and July 1, 2006 consisted of twenty-six weeks each.

Revenues. Revenues increased 15.9%, or $15.3 million, for the twenty-six weeks ended June 30, 2007 as compared to the same period in the prior year (the "comparable prior year period"). Revenues increased $3.4 million in the Information Technology ("IT") segment, increased $12.1 million in the Engineering segment, and decreased $305,000 in the Commercial segment. Management primarily attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management expects revenues for the remainder of fiscal 2007 to remain generally consistent on a prorated basis with the revenues for the twenty-six weeks ended June 30, 2007.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-----------------------------------------------------------------------------

Twenty-Six Weeks Ended June 30, 2007 Compared to Twenty-Six Weeks Ended
 July 1, 2006 (Continued)

Cost of Services. Cost of services increased 18.0%, or $13.1 million, for the twenty-six weeks ended June 30, 2007 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 76.3% for the twenty-six weeks ended June 30, 2007 from 74.8% for the comparable prior year period. This increase was primarily attributable to increased revenues in the Engineering segment, which had lower gross margins. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2007 to remain comparable to the twenty-six weeks ended June 30, 2007.

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 2.2%, or $451,000, for the twenty-six weeks ended June 30, 2007 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 18.6% for the twenty-six weeks ended June 30, 2007 as compared to 21.1% for the comparable prior year period. This decrease was primarily attributable the spreading of certain fixed administrative costs over a larger revenue base. Management reasonably expects SGA expenses for the remainder of fiscal 2007 to remain consistent with the SGA expenses for the twenty-six weeks ended June 30, 2007.

Depreciation and Amortization. Depreciation and amortization were essentially unchanged for the twenty-six weeks ended June 30, 2007 as compared to the comparable prior year period.

Other Expense (Income). Other expense (income) consists of interest expense, net of interest income and gains and losses on foreign currency transactions and, in 2007, the proceeds from a legal settlement. For the twenty-six weeks ended June 30, 2007, actual interest expense of $37,900 was offset by $38,600 of interest income, which was earned from short-term money market deposits. Interest expense, net decreased $130,200 for the twenty-six weeks ended June 30, 2007 as compared to the comparable prior year period. This decrease was primarily due to decreased borrowing requirements, which was offset by an increase in weighted average interest rates on borrowed funds. Losses on foreign currency transactions decreased $22,100 in the twenty-six weeks ended June 30, 2007 as compared to the comparable prior year period. This modest decrease was attributable to the favorable exchange rates realized during the 2007 period. The proceeds from the legal settlement in 2007 were realized when the Company reached a settlement with one of the law firm defendants resulting in the recovery of $800,000. (See footnote 13 to the consolidated financial statements).

Income Tax. Income tax expense increased 457.7%, or $1.9 million, for the twenty-six weeks ended June 30, 2007 as compared to the comparable prior year period. This increase was principally attributable to an increase in income before taxes. For the twenty-six weeks ended July 1, 2006, there was a reversal of $1.0 million ($.08 diluted earnings per share) of previously accrued income taxes. (See footnote 12 to the consolidated financial statements). The effective tax rate was 40.0% for the twenty-six weeks ended June 30, 2007 as compared to 45.8% before the tax reversal in the comparable prior year period. The decrease in effective tax rate was attributable to the decreased amount of non-tax-deductible items in relation to increased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

Twenty-Six Weeks Ended June 30, 2007 Compared to Twenty-Six Weeks Ended July 1, 2006 - (Continued)

Segment Discussion (See Footnote 13)

Information Technology

IT revenues of $52.3 million in 2007 increased $3.4 million, or 7.0%, compared to 2006. The increase in revenue was attributable to the strengthening of demand for the Company's IT services. The IT segment EBITDA was $3.3 million, or 59.3% of the overall EBITDA for 2007, as compared to $2.8 million, or 70.4% of the overall EBITDA, for 2006.

Engineering

Engineering revenues of $37.2 million in 2007 increased $12.1 million, or 48.4%, compared to 2006. The increase in revenue was attributable to the strengthening of demand for the Company's engineering services. The Engineering segment EBITDA was $1.5 million, or 27.2% of the overall EBITDA for 2007, as compared to $128,000, or 3.2% of the overall EBITDA for 2006.

Commercial

Commercial revenues of $21.8 million in 2007 decreased $305,000, or 1.4% compared to 2006. The decrease in revenues for the Commercial segment was essentially unchanged. The Commercial segment EBITDA was $760,000, or 13.5% of the overall EBITDA, as compared to $1.0 million, or 26.4% of the overall EBITDA for 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

Thirteen Weeks Ended June 30, 2007 Compared to Thirteen Weeks Ended July 1, 2006

A summary of operating results for the fiscal periods ended June 30, 2007 and July 1, 2006 is as follows (in thousands, except for earnings per share data):

                                                                  June 30, 2007                            July 1, 2006
------------------------------------------------------------------------------------------------------------------------------
                                                                   Amount        % of Revenue          Amount     % of Revenue
------------------------------------------------------------------------------------------------------------------------------
Revenues                                                           $56,846           100.0            $49,025           100.0
Cost of services                                                    42,887            75.4             36,845            75.2
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                        13,959            24.6             12,180            24.8
------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative                                 10,628            18.7             10,185            20.8
Depreciation and amortization                                          366              .6                368              .7
------------------------------------------------------------------------------------------------------------------------------
                                                                    10,994            19.3             10,553             21.5
------------------------------------------------------------------------------------------------------------------------------

Operating income                                                     2,965             5.2              1,627              3.3
Other income (expense)                                                  22                                (62)             (.1)
------------------------------------------------------------------------------------------------------------------------------

Income before income tax expense (benefit)                           2,987             5.2              1,565              3.2
Income tax expense (benefit)                                         1,133             1.9               (294)             (.6)
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                          $1,854             3.3             $1,859              3.8
===============================================================================================================================

Earnings per share
Basic:                                                               $0.16                              $0.16
Diluted:                                                             $0.15                              $0.15
===============================================================================================================================

The above summary is not a presentation of results of operations under accounting principles generally accepted in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The second quarter reporting periods ended June 30, 2007 and July 1, 2006 consisted of thirteen weeks each.

Revenues. Revenues increased 16.0%, or $7.8 million, for the thirteen weeks ended June 30, 2007 as compared to the same period in the prior year (the "comparable prior year period"). The revenue increased $3.1 million in the IT segment, increased $4.6 million in the Engineering segment and increased $201,000 in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts. Management expects revenues for each of the remaining two fiscal quarters to remain generally consistent with the thirteen weeks ended June 30, 2007.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

Thirteen Weeks Ended June 30, 2007 Compared to Thirteen Weeks Ended
 July 1, 2006 - (Continued)

Cost of Services. Cost of services increased 16.4%, or $6.0 million, for the thirteen weeks ended June 30, 2007 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 75.4% for the thirteen weeks ended June 30, 2007 from 75.2% for the comparable prior year period. This modest increase was attributable to the change in revenue amounts in each segment year over year and the related gross margin percentages from each segment (See segment discussion on page 37). Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2007 to decrease as compared to the thirteen weeks ended June 30, 2007, which is consistent with historical performance.

Selling, General and Administrative. SGA expenses increased 4.3%, or $443,000, for the thirteen weeks ended June 30, 2007 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 18.7% for the thirteen weeks ended June 30, 2007 as compared to 20.8% for the comparable prior year period. This decrease was primarily attributable to the spreading of certain fixed administrative costs over a larger revenue base. Management reasonably expects SGA expenses for the remainder of fiscal 2007 to remain consistent with the SGA expenses for the thirteen weeks ended June 30, 2007.

Depreciation and Amortization. Depreciation and amortization were essentially unchanged for the thirteen weeks ended June 30, 2007 as compared to the comparable prior year period.

Other Expense. Other expense consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended June 30, 2007, actual interest expense of $13,100 was offset by $21,500 of interest income, which was earned from short-term money market deposits. Interest expense, net decreased $72,400 for the thirteen weeks ended June 30, 2007 as compared to the comparable prior year period. This decrease was primarily due to decreased borrowing requirements, which was offset by an increase in weighted average interest rates on borrowed funds. Gains on foreign currency transactions increased $10,900 in the thirteen weeks ended June 30, 2007 as compared to the comparable prior year period. This modest increase was attributable to the favorable exchange rates realized during the 2007 period.

Income Tax. Income tax expense increased $1.4 million for the thirteen weeks ended June 30, 2007 as compared to the comparable prior year period. This increase was principally attributable to an increase in income before taxes. For the comparable period, there was a reversal of $1.0 million ($.08 diluted earnings per share) of previously accrued income taxes. (See footnote 12 to the consolidated financial statements). The effective tax rate was 37.9% for the thirteen weeks ended June 30, 2007 as compared to 45.1% before the tax reversal in the comparable prior year period. The decrease in effective tax rate was attributable to the decreased amount of non-tax-deductible items in relation to increased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-----------------------------------------------------------------------------

Thirteen Weeks Ended June 30, 2007 Compared to Thirteen Weeks Ended
 July 1, 2006 - (Continued)

Segment Discussion (See Footnote 13)

Information Technology

IT revenues of $27.2 million in the second quarter of 2007 increased $3.1 million, or 12.7%, compared to second quarter of 2006. The increase in revenue was attributable to the strengthening of demand for the Company's IT services. The IT segment EBITDA was $1.8 million, or 55.0% of the overall EBITDA, for second quarter of 2007 as compared to $1.4 million, or 68.8% of the overall EBITDA, for second quarter of 2006.

Engineering

Engineering revenues of $18.3 million in second quarter of 2007 increased $4.6 million, or 33.3%, compared to second quarter of 2006. The increase in revenue was attributable to the strengthening of demand for the Company's engineering services. The Engineering segment EBITDA was $857,000, or 25.7% of the overall EBITDA for second quarter of 2007 as compared to $151,000, or 7.6% of the overall EBITDA, for second quarter of 2006.

Commercial

Commercial revenues of $11.3 million in second quarter of 2007 increased $201,000, or 1.8%, compared to second quarter of 2006. The increase in revenue for the Commercial segment was essentially unchanged. The Commercial segment EBITDA was $642,000, or 19.3% of the overall EBITDA, for the second quarter of 2007 as compared to $471,000, or 23.6% of the overall EBITDA, for second quarter 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                                                          Twenty-Six Weeks Ended
                                                                 -------------------------------------
                                                                   June 30, 2007       July 1, 2006
                                                                 -------------------------------------
                                                                              (In thousands)
                                                                 -------------------------------------
               Cash provided by (used in)
               Operating Activities                                   $3,933               $3,084
               Investing Activities                                    ($367)             ($1,840)
               Financing Activities                                     $620               $1,845

Operating Activities

Operating activities provided $3.9 million of cash for the twenty-six weeks ended June 30, 2007 as compared to $3.1 million for the comparable 2006 period. The increase in cash provided by operating activities was primarily attributable to increased earnings, an increase in accounts payable and accrued expenses, an increase in income taxes payable, and an increase in accrued compensation, which was offset by an increase in accounts receivable, and an increase in prepaid expenses and other current assets. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities for the remainder of fiscal 2007. The Company continues to institute enhanced controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $367,000 for the twenty-six weeks ended June 30, 2007 as compared to $1.8 million for the comparable 2006 period. The decrease in the use of cash for investing activities for 2007 as compared to the comparable 2006 period was primarily attributable to a decrease in expenditures for property and equipment and cash used for acquisitions.

Financing Activities

Financing activities principally consisted of receipt of proceeds from the exercise of stock options of $553,000 in 2007 as compared to financing activities borrowing $1.6 million of debt for the comparable 2006 period.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
----------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)

The Revolving Credit Facility expires in August 2011. The weighted average interest rates, which include unused line fees, under the Revolving Credit Facility for the twenty-six weeks ended June 30, 2007 and July 1, 2006 were 35.4% and 8.3%, respectively. The weighted average interest rate for the 2007 period is disproportionately high because of unused line fees in relation to the interest expense incurred. During the twenty-six weeks ended June 30, 2007 and July 1, 2006, the Company's outstanding borrowings ranged from $-0- to $1.5 million and $200,000 to $1.0 million, respectively. At June 30, 2007 and December 30, 2006, there were no outstanding borrowings under this facility. At June 30, 2007, there was a letter of credit outstanding for $116,000, which is used as collateral for a lease obligation. At June 30, 2007, the Company had availability for additional borrowing under the Revolving Credit Facility of $24.9 million.

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

At June 30, 2007, the Company had a deferred tax asset totaling $1.3 million, primarily representing the tax effect of a tax net operating loss carryfoward. The Company expects to utilize the deferred tax asset during the twelve months ending June 28, 2008 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of June 30, 2007 (in thousands):

                                                              Payments Due by Period
---------------------------------------------------------------------------------------------------------------------------------
                                                                            Less Than                              More Than
                                           Total              1 Year         1-3 Years          3-5 Years            5 Years
---------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations (1)
Operating Lease Obligations               $8,165             $1,365             $4,000             $2,800
---------------------------------------------------------------------------------------------------------------------------------
Total                                     $8,165             $1,365             $4,000             $2,800
=================================================================================================================================

(1) The Revolving Credit Facility is for $25.0 million and includes a sub-limit of $5.0 million for letters of credit. The agreement expires in August 2011. At June 30, 2007, there was an outstanding letter of credit for $116,000.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-----------------------------------------------------------------------------

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its line of credit. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2007, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using average debt balances during the twenty-six weeks ended June 30, 2007 and average interest rates) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 14 to the consolidated financial statements included in Item 1 of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 14, 2007.

The following actions were taken:

     1) The following directors were elected to serve as Class B directors on the Board of Directors, and shall serve a term expiring at the Company's Annual Meeting in 2010 and until their respective successor shall be elected and qualified. Tabulated voting results were as follows:

         Robert B. Kerr    (Class B)    (For 9,352,256;   Withheld 2,123,398)

         Lawrence Needleman(Class B)    (For 9,364,634;   Withheld 2,111,020)

         The Class A director of the Company, Norman S. Berson, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2009 and until his successor has been elected and qualified.

         The Class C directors of the Company, Leon Kopyt and Stanton Remer, will continue to serve on the Board of Directors for a term expiring at the Company's Annual Meeting in 2008 and until their successors have been elected and qualified.

     2)   Approval of the Company's 2007 Omnibus Equity Compensation Plan.

      Votes For - 7,930,409   Votes Against - 740,593    Abstentions - 2,804,652

     3) Approval of Grant Thornton LLP as the independent auditing firm for the Company for the fiscal year ending December 29, 2007.

      Votes For - 11,328,119  Votes Against - 142,337   Abstentions - 5,197


ITEM 5.    OTHER INFORMATION

At the Annual Meeting of Shareholders held on June 14, 2007, the Company's shareholders approved the adoption of the Company's 2007 Omnibus Equity Compensation Plan, a description of which is contained on pages 16-22 of the Company's Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 19, 2007, and which description is incorporated herein by reference.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS
-----------------------------------------------------------------------------

    10(a) The RCM Technologies, Inc.2007 Omnibus Equity Compensation Plan (attached as appendix to the Registrant's Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 19, 2007 and incorporated by reference herein).

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

                             RCM TECHNOLOGIES, INC.

                                   SIGNATURES
----------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                RCM Technologies, Inc.





     Date:  August 9, 2007      By: /s/ Stanton Remer
                                -----------------------------
                                Stanton Remer
                                Executive Vice President,
                                Chief Financial Officer,
                                Treasurer, Secretary and Director
                                (Principal Financial Officer and
                                Duly Authorized Officer of the Registrant)

Exhibit 31.1
--------------------------------------------------------------------------

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

Date:    August 9, 2007                              /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer
                                       44

Exhibit 31.2
----------------------------------------------------------------------------

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

Date:    August 9, 2007                              /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer

Exhibit 32.1
------------------------------------------------------------------------------


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934




         I, Leon Kopyt, President and Chief Executive Officer of
         RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the quarter ended June 30, 2007 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date: August 9, 2007

Exhibit 32.2
-----------------------------------------------------------------------------


                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934




         I, Stanton Remer, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

         (1) The Company's periodic report on Form 10-Q for the quarter ended June 30, 2007 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *




/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: August 9, 2007