Form 10-Q
period 2007-09-29
RCM TECHNOLOGIES INC
filed 2007-11-08
CIK 700841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 29, 2007

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
Large Accelerated Filer    Accelerated  Filer      Non-Accelerated  Filer X
                       ----                  -----                      ----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
YES                   NO     X
    -----                 ----

     Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

          Common Stock, $0.05 par value, 12,043,143 shares outstanding as of November 7, 2007.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


    PART I - FINANCIAL INFORMATION
    ---------------------------------------------------------------------------

                                                                                                         Page
          Item 1 - Consolidated Financial Statements

                   Consolidated Balance Sheets as of September 29, 2007 (Unaudited)
                   and December 30, 2006                                                                  3

                   Unaudited Consolidated Statements of Income for the Thirteen Weeks and
                   Thirty-Nine Weeks Ended September 29, 2007
                   and September 30, 2006                                                                 5

                   Unaudited Consolidated Statement of Changes in Stockholders'
                   Equity for the Thirteen Weeks and Thirty-Nine Weeks Ended September 29, 2007           6
                   and September 30, 2006

                   Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
                   Ended September 29, 2007 and September 30, 2006                                        7

                   Notes to Unaudited Consolidated Financial Statements                                   9

          Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                              23

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                             37

          Item 4T - Controls and Procedures                                                               37

    PART II - OTHER INFORMATION
    ---------------------------------------------------------------------------


          Item 1   - Legal Proceedings                                                                    38

          Item 1A. - Risk Factors                                                                         38

          Item 6 - Exhibits                                                                               39

          Signatures                                                                                      40

                                       2

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 29, 2007 and December 30, 2006
                        (In Thousands, Except Share Data)


                                     ASSETS

                                                                            September 29,         December 30,
                                                                                2007                  2006
----------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Current assets
   Cash and cash equivalents                                                        $7,916               $2,449
   Accounts receivable, net of allowance for doubtful accounts of $1,827 (September 29, 2007) and $1,672
      (December 30, 2006), respectively                                             53,097               48,141
   Prepaid expenses and other current assets                                         2,422                1,716
   Deferred tax assets                                                               1,032                3,185
----------------------------------------------------------------------------------------------------------------

      Total current assets                                                          64,467               55,491
----------------------------------------------------------------------------------------------------------------


Property and equipment, at cost
   Equipment and leasehold improvements                                              9,069               10,087
   Less: accumulated depreciation and amortization                                   5,024                5,695
----------------------------------------------------------------------------------------------------------------

                                                                                     4,045                4,392
----------------------------------------------------------------------------------------------------------------


Other assets
   Deposits                                                                            153                  159
   Goodwill                                                                         39,588               39,329
   Intangible assets, net of accumulated amortization
      of $646 (September 29, 2007) and $406
      (December 30, 2006), respectively                                                429                  669
----------------------------------------------------------------------------------------------------------------

                                                                                    40,170               40,157
----------------------------------------------------------------------------------------------------------------



      Total assets                                                                $108,682             $100,040
================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                    September 29, 2007 and December 30, 2006
                        (In Thousands, Except Share Data)
-------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                           September 29,          December 30,
                                                                           --------------             2006
                                                                                2007
----------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
Current liabilities
   Accounts payable and accrued expenses                                           $8,915                $7,317
   Accrued compensation                                                             8,068                 8,122
   Payroll and withheld taxes                                                       1,298                 1,146
   Income taxes payable                                                               581                    62
----------------------------------------------------------------------------------------------------------------


       Total current liabilities                                                   18,862                16,647
----------------------------------------------------------------------------------------------------------------


Stockholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized;
       12,035,643 and 11,822,126 shares issued and outstanding
       at September 29, 2007 and December 30, 2006, respectively                      602                   591
    Additional paid-in capital                                                    102,580               101,559
    Accumulated other comprehensive income                                          1,249                 1,002
    Accumulated deficit                                                           (14,611)              (19,759)
----------------------------------------------------------------------------------------------------------------

                                                                                   89,820                83,393
----------------------------------------------------------------------------------------------------------------




       Total liabilities and stockholders' equity                                $108,682              $100,040
================================================================================================================



   The accompanying notes are an integral part of these financial statements.


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)
-------------------------------------------------------------------------------


                                                                Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
------------------------------------------------------- ------------------------------------- -- ---------------------------------
                                                         September 29,        September 30,      September 29,      September 30,
                                                              2007                2006               2007               2006
------------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

Revenues                                                         $54,079             $51,650          $165,418           $147,729
Cost of services (1)(3)                                           40,646              38,698           125,650            110,566
------------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

Gross profit                                                      13,433              12,952            39,768             37,163
------------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

Operating costs and expenses
   Selling, general and administrative (2)(4)                     10,288              10,250            31,010             30,522
   Depreciation                                                      289                 307               849                884
   Amortization                                                       80                  87               240                230
------------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

                                                                  10,657              10,644            32,099             31,636
------------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

Operating income                                                   2,776               2,308             7,669              5,527
------------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

Other income (expenses)
   Interest income (expense)                                          32                 (75)               32               (204)
   Gain (loss) on foreign currency transactions                       41                  (5)               53                (16)
   Legal settlement                                                                                        800
------------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

                                                                      73                 (80)              885               (220)
------------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

Income before income taxes                                         2,849               2,228             8,554              5,307
Income tax expense                                                 1,125                 879             3,406              1,287
------------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

Net income                                                        $1,724              $1,349            $5,148             $4,020
======================================================= ================= == ================ == ============== === ==============

Basic earnings per share                                            $.14                $.11              $.43               $.34
Diluted earnings per share                                          $.14                $.11              $.41               $.33

(1)  Includes share-based compensation expense of $1 and share-based compensation credit of $1 for the thirteen weeks ended
     September 29, 2007 and September 30, 2006, respectively.

(2)  Includes share-based compensation expense of $56 and $100 for the thirteen weeks ended September 29, 2007 and
     September 30, 2006, respectively.

(3)  Includes share-based compensation expense of $5 and $30 for the thirty-nine weeks ended September 29, 2007 and September 30,
     2006, respectively.

(4)  Includes share-based compensation expense of $146 and $663 for the thirty-nine weeks ended September 29, 2007 and September
     30, 2006, respectively.


                                       5
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In Thousands)
-------------------------------------------------------------------------------


                                                                Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
------------------------------------------------------- ------------------------------------- -- ---------------------------------
                                                         September 29,        September 30,      September 29,      September 30,
                                                              2007                2006               2007               2006
------------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

Common stock
      Beginning of period                                           $599                $589              $591               $586
      Issuance of stock under employee stock
       purchase plan                                                                                                            1
      Exercise of stock options                                        3                                    11                  2
----- ------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------
      End of period                                                 $602                $589              $602               $589
===== ================================================= ================= == ================ == ============== === ==============

Additional paid-in-capital
      Beginning of period                                       $102,265            $101,071          $101,559           $100,235
      Issuance of stock under employee stock
       purchase plan                                                                                        66                 65
      Exercise of stock options                                      258                   1               804                178
      Stock-based compensation expense                                57                  99               151                693
----- ------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------
      End of period                                             $102,580            $101,171          $102,580           $101,171
===== ================================================= ================= == ================ == ============== === ==============

Accumulated other comprehensive income
      Beginning of period                                         $1,171              $1,054            $1,002               $982
      Translation adjustment                                          78                 (17)              247                 55
----- ------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------
      End of period                                               $1,249              $1,037            $1,249             $1,037
===== ================================================= ================= == ================ == ============== === ==============

Accumulated deficit
      Beginning of period                                       ($16,335)           ($23,444)         ($19,759)          ($26,115)
      Net income                                                   1,724               1,349             5,148              4,020
----- ------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

      End of period                                             ($14,611)           ($22,095)         ($14,611)          ($22,095)
===== ================================================= ================= == ================ == ============== === ==============

Comprehensive income
      Net earnings                                                $1,724              $1,349            $5,148             $4,020
      Translation adjustment                                          78                 (17)              247                 55
----- ------------------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

      Total                                                       $1,802              $1,332            $5,395             $4,075
===== ================================================= ================= == ================ == ============== === ==============


                                       6
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
-------------------------------------------------------------------------------


                                                                                   Thirty-Nine Weeks Ended
-----------------------------------------------------------------------------------------------------------------
                                                                              September 29,       September 30,
                                                                             ----------------          2006
                                                                                   2007
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

    Net income                                                                         $5,148             $4,020
-----------------------------------------------------------------------------------------------------------------


    Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisition:
         Depreciation and amortization                                                  1,089              1,114
         Share-based compensation expense                                                 151                693
         Provision for losses on accounts receivable                                      155               (109)
         Deferred tax assets                                                            2,153               (145)
         Changes in assets and liabilities:
             Accounts receivable                                                       (4,195)            (3,797)
             Restricted cash                                                                               8,572
             Prepaid expenses and other current assets                                   (690)                66
             Accounts payable and accrued expenses                                        648             (5,270)
             Accrued compensation                                                        (111)             1,337
             Payroll and withheld taxes                                                   131                250
             Income taxes payable                                                         547             (2,149)
-----------------------------------------------------------------------------------------------------------------

    Total adjustments                                                                    (122)               562
-----------------------------------------------------------------------------------------------------------------


Net cash provided by operating activities                                              $5,026             $4,582
-----------------------------------------------------------------------------------------------------------------


                                       7
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (In Thousands)
-------------------------------------------------------------------------------



                                                                                   Thirty-Nine Weeks Ended
-----------------------------------------------------------------------------------------------------------------
                                                                               September 29,      September 30,
                                                                                  2007                2006
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Property and equipment acquired                                                     ($502)           ($1,340)
    Decrease (increase) in deposits                                                         5                (16)
    Cash paid for acquisition, net of working capital acquired                           (259)              (622)
-----------------------------------------------------------------------------------------------------------------

    Net cash used in investing activities                                                (756)            (1,978)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of stock for employee stock purchase plan                                         66                 66
    Exercise of stock options                                                             815                180
-----------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                             881                246
-----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                              316                 56
-----------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                   5,467              2,905

Cash and cash equivalents at beginning of period                                        2,449              3,761
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                             $7,916             $6,666
=================================================================================================================


Supplemental cash flow information:
    Cash paid for:
      Interest expense                                                                   $147             $1,176
      Income taxes                                                                       $734             $3,166

   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.   Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc and Subsidiaries ("RCM" or the "Company") are unaudited. The balance sheet as of December 30, 2006 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 30, 2006 included in the Company's Annual Report Form 10-K for such period, filed on March 22, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the thirteen weeks and thirty-nine weeks ended September 29, 2007 are not necessarily indicative of results that may be expected for the full year.

2.   Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 30, 2006 was a 52-week reporting year. The third quarter of 2006, the 2006 fiscal year and the third quarter of 2007 ended on the following dates, respectively:

      Period Ended               Weeks in Quarter    Weeks in Year to Date
      ------------------------------------------ -------------------------
      September 30, 2006             Thirteen            Thirty-Nine
      December 30, 2006              Thirteen            Fifty-Two
      September 29, 2007             Thirteen            Thirty-Nine

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
------------------------------------------------------------------------------

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

The purchase consideration at closing consisted of $.6 million in cash and $.3 million of deferred consideration contingent upon achieving certain base levels of operating income for each of the three twelve month periods following the purchase.

The allocation of the purchase price, including the earnout of $.3 million paid for the twelve months ended April 30, 2007 is as follows:

                                                                  Period of
                                              Amount             Amortization
                                        ----------------- -- -----------------

     Non-compete agreements                          $31              5 years
     Customer relationships                          140              5 years
     Goodwill                                        710
     ---------------------------------- ----------------- -- -----------------
                                                    $881
     ================================== ================= == =================

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


                  Year Ending                      Amount
     -------------------------------------- -- ----------------
     December 27, 2008                                    $800
     January 2, 2010                                       100
     -------------------------------------- -- ----------------
                                                          $900
     ====================================== == ================

The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet. Earnouts cannot be estimated with any certainty.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
------------------------------------------------------------------------------

4.   Acquisitions (Continued)

The following results of operations have been prepared assuming the Techpubs acquisition had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisition of Techpubs been occurred as of the beginning of the periods presented.

                                               Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                        ------------------------------------    -----------------------------------
     Amounts                                                                                         September 30,
                                        September 29,        September 30,      September 29,            2006
                                             2007                2006                2007              (Proforma)
     -------------------------------    --------------- --- ---------------- -- --------------- --- ---------------
     Revenues                                  $54,079              $51,650           $165,418             $148,029
     Operating income                            2,776                2,308              7,669                5,584
     Net income                                 $1,724               $1,349             $5,148               $4,039
     Earnings per share (Diluted)                 $.14                $0.11               $.41                $0.34

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

The Company writes off fully depreciated assets periodically. During the nine months ended September 29, 2007, the write offs were $1.4 million.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2001. At September 29, 2007, the Company did not have any unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company beginning after November 15, 2007.

The Company's is currently evaluating the impact, if any, that the adoption of SFAS 157 and 159 will have on the Company's consolidated financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
------------------------------------------------------------------------------

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

The Revolving Credit Facility expires in August 2011. The weighted average interest rates, which include unused line fees, under the Revolving Credit Facility for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 were 26.7% and 8.8%, respectively. The weighted average interest rate for the 2007 period was disproportionately high in relation to the interest expense incurred because of the inclusion of unused line fees. During the thirty-nine weeks ended September 29, 2007 and September 30, 2006, the Company's outstanding borrowings ranged from $-0- to $1.5 million and $.2 million to $1.0 million, respectively. At September 29, 2007 and December 30, 2006, there were no outstanding borrowings under this facility. At September 29, 2007, there were letters of credit outstanding for $.4 million. At September 29, 2007, the Company had availability for additional borrowings under the Revolving Credit Facility of $24.6 million.

8.   Interest Expense, Net

     Interest expense, net consisted of the following:

                                         Thirty-Nine Weeks Ended               Thirteen Weeks Ended
              ----------------------------------------------------------------------------------------------
                                     September 29,     September 30,      September 29,      September 30,
                                          2007             2006               2007               2006
              ----------------------------------------------------------------------------------------------
              Interest expense                  ($53)           ($464)               ($15)            ($115)
              Interest income                     85              260                  47                40
              ----------------------------------------------------------------------------------------------
                                                 $32            ($204)                $32              ($75)
              ==============================================================================================

9.   Goodwill and Intangibles

SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. There were no triggering events during the thirty-nine weeks ended September 29, 2007 that have indicated a need to perform the impairment test prior to the Company's annual test date.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
-------------------------------------------------------------------------------


9.   Goodwill and Intangibles (Continued)

The following table reflects the components of intangible assets, excluding goodwill:

                                                September 29, 2007                    December 30, 2006
      ---------------------------------- --------------------------------- --- ---------------------------------
                                            Gross         Accumulated             Gross         Accumulated
                                           Carrying                              Carrying
                                            Amount        Amortization            Amount        Amortization
      ---------------------------------- ------------- -- ---------------- --- ------------- -- ----------------
      Definite-lived intangible assets
        Non-compete agreements                   $145                 $57              $145                 $35
        Customer relationships                    930                 589               930                 371
      ---------------------------------- ------------- -- ---------------- --- ------------- -- ----------------

         Total                                 $1,075                $646            $1,075                $406
      ================================== ============= == ================ === ============= == ================

10.  Stockholders' Equity

     Common Stock Reserved

     Unissued Shares of common stock were reserved for the following purposes:

                                                         September 29,      December 30,
                                                              2007              2006
      ------------------------------------------------------------------------------------
      Exercise of options outstanding                          1,502,500         1,768,000
      Future grants of options                                   728,694            29,194
      ------------------------------------------------------------------------------------

      Total                                                    2,231,194         1,797,194
      ====================================================================================

11.  Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company's consolidated statements of income.

The number of common shares used to calculate basic and diluted earnings per share for the thirteen weeks and thirty-nine weeks ended September 29, 2007 and September 30, 2006 was determined as follows:

                                                       Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
     ----------------------------------------- ------------------------------------- -- ---------------------------------
                                                September 29,        September 30,      September 29,      September 30,
                                                     2007                2006               2007               2006
     ----------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------

     Basic
        Weighted average shares outstanding          12,019,951          11,788,581        11,946,085         11,764,056
     ========================================= ================= == ================ == ============== === ==============

     Diluted
        Shares used for basic calculation            12,019,951          11,788,581        11,946,085         11,764,056
        Dilutive effect of options granted
        under the Company's Stock Option
        Plans                                           596,454             215,169           546,514            256,845
     ----------------------------------------- ----------------- -- ---------------- -- -------------- --- --------------
                                                     12,616,405          12,003,750        12,492,599         12,020,901
     ========================================= ================= == ================ == ============== === ==============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
            (Dollars in thousands, except share and per share amounts
                         , unless otherwise indicated)
------------------------------------------------------------------------------

12.  Share - Based Compensation

Effective as of January 1, 2006, the Company adopted SFAS 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

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

At  September  29,  2007,  the  Company  had  five   share-based   employee
compensation plans. Share-based compensation expense of $.2 million, or $0.01 per share, and of $.7 million, or $0.06 per share, was recognized for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively. Share-based compensation expense of $.1 million, or $0.0 per share, and $.1 million, or $0.01 per share, were recognized for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. The Company anticipates that share-based compensation expense will not exceed approximately $.2 million, or $0.02 per share, for the year ending December 29, 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. There were options to purchase 40,000 shares and 35,000 shares of common stock granted during the thirty-nine weeks and the thirteen weeks ended September 29, 2007, respectively. The share-based compensation expense attributable to the 40,000 options was $8 for the thirty-nine weeks and $6 for the thirteen weeks ended September 29, 2007, respectively.

Expected  volatility is based on the historical  volatility of the price of the Company's common stock since September 30, 2002. The Company uses historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. The share price volatility, risk free interest rate and annualized forfeiture rate were 56.7%, 4.2% and 29.5% for the thirty-nine weeks ended September 29, 2007, respectively. The share price volatility, risk free interest rate and annualized forfeiture rate were 58.0%, 4.6% and 5.7% for the thirty-nine weeks ended September 30, 2006, respectively.

As of September 29, 2007, the Company had approximately $.3 million of total unrecognized compensation cost related to non-vested awards granted under the Company's various share-based plans, which the Company expects to recognize over a weighted-average period of three years. These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company's forfeiture rate.

The  Company  received  cash  from  options   exercised  during  the  first
thirty-nine weeks of fiscal years 2007 and 2006 of $.8 million and $.2 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
------------------------------------------------------------------------------

12.  Stock - Based Compensation (Continued)

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company's stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of September 29, 2007, options to purchase 68,455 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company's stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. As of September 29, 2007, options to purchase 50,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of September 29, 2007, options to purchase 909,545 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of September 29, 2007, options to purchase 28,694 shares of common stock were available for future grants, and options to purchase 474,500 shares of common stock were outstanding.

     2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company's stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards. No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of September 29, 2007, options to purchase 700,000 shares of common stock were available for future grants, and there were no options to purchase shares of common stock outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
------------------------------------------------------------------------------

12.  Stock - Based Compensation (Continued)

     Incentive Stock Option Plans (Continued)

     Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with stockholder approval, effective January 1, 2002. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the thirty-nine weeks ended September 29, 2007, there were 13,017 shares issued under the Purchase Plan for net proceeds of $66. As of September 29, 2007, there were 212,171 shares available for issuance under the Purchase Plan. The share-based compensation expense attributable to the 13,017 shares issued was $.02 million and $.01 million for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.

13.  Income Taxes

As of December 31, 2002, the Company had accrued approximately $2.5 million for income tax liabilities, which related to the potential repayment of tax benefits associated with previously claimed tax deductions claimed from goodwill impairments. On June 8, 2006, the goodwill impairment deductions of approximately $13.5 million were disallowed by the Internal Revenue Service as a deduction in the December 31, 2002 income tax return. Based upon the methodology applied by the Internal Revenue Service, these deductions were best substantiated by facts and circumstances arising during 2005 and therefore the deductions were included in the December 31, 2005 federal income tax return. This reclassification of the deduction from the year ended December 31, 2002 to the year ended December 31, 2005 resulted in the reversal of the income tax reserve of approximately $1.6 million, of which approximately $1.0 million was recorded in the thirty-nine weeks ended September 30, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.  Segment Information

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

The Company uses earnings before interest and taxes (operating income) to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the segments consistent with the Company's management system:

  Thirty-Nine Weeks Ended           Information
  September 29, 2007                 Technology       Engineering        Commercial      Corporate         Total
  ------------------------------ - --------------- - --------------- -- --------------  ------------- - ------------

  Revenue                                 $76,813           $56,346           $32,259                       $165,418

  Operating expenses (1) (2)               71,940            53,509            31,211                        156,660
  ------------------------------ - --------------- - --------------- -- --------------  ------------- - ------------

  EBITDA  ((4))                             4,873             2,837             1,048                          8,758

  Depreciation                                386               350               113                            849

  Amortization of intangibles                 215                25                                              240
  ------------------------------ - --------------- - --------------- -- --------------  ------------- - ------------

  Operating income                          4,272             2,462               935                          7,669

  Interest income, net of
  interest expense                            (18)              (10)               (4)                           (32)

  Gain on foreign currency
  transactions                                                  (53)                                             (53)

  Legal settlement                                                                              (800)           (800)

  Income taxes                              1,708             1,005               373            320           3,406
  ------------------------------ - --------------- - --------------- -- --------------  ------------- - ------------

  Net income                               $2,582            $1,520              $566           $480          $5,148
  ============================== = =============== = =============== == ==============  ============= = ============

  Total assets                            $53,161           $29,978           $11,647        $13,896        $108,682

  Capital expenditures                       $272               $58               $10           $162            $502


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.  Segment Information (Continued)

  Thirty-Nine Weeks Ended           Information
  September 30, 2006                Technology       Engineering         Commercial      Corporate         Total
  ------------------------------------------------------------------------------------------------------------------

  Revenue                                 $74,759          $40,589            $32,381                       $147,729

  Operating expenses (1)                   70,157           39,942             30,989                        141,088
  -------------------------------------------------------------------------------------------------------------------

  EBITDA  (4)                               4,602              647              1,392                          6,641

  Depreciation                                394              363                127                            884

  Amortization of intangibles                 215               15                                               230
  -------------------------------------------------------------------------------------------------------------------

  Operating income                          3,993              269              1,265                          5,527

  Interest expense, net of
  interest income                             103               56                 45                            204

  Loss on foreign currency
  transactions                                                  16                                                16

  Income taxes                                931               49                307                          1,287
  -------------------------------------------------------------------------------------------------------------------

  Net income                               $2,959             $148               $913                         $4,020
  ===================================================================================================================

  Total assets                            $50,152          $26,316            $13,069        $16,417        $105,954

  Capital expenditures                       $146             $890                              $305          $1,341


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.  Segment Information (Continued)

  Thirteen Weeks Ended              Information
  September 29, 2007                Technology        Engineering        Commercial      Corporate         Total
  ---------------------------------------------------------------------------------------------------------------------

  Revenue                                 $24,507           $19,115           $10,457                        $54,079

  Operating expenses (1) (3)               22,960            17,805            10,169                         50,934
  ---------------------------------------------------------------------------------------------------------------------

  EBITDA  (4)                               1,547             1,310               288                          3,145

  Depreciation                                133               118                38                            289

  Amortization of intangibles                  72                 8                                               80
  ---------------------------------------------------------------------------------------------------------------------

  Operating income                          1,342             1,184               250                          2,776

  Interest income, net of
  interest expense                            (17 )             (11 )              (4 )                          (32 )

  Gain on foreign currency
  transactions                                                  (41 )                                            (41 )

  Income taxes                                536               490                99                          1,125
  ---------------------------------------------------------------------------------------------------------------------

  Net income                                 $823              $746              $155                         $1,724
  =====================================================================================================================

  Total assets                            $53,161           $29,978           $11,647        $13,896        $108,682

  Capital expenditures                        $32                $6                $3            $87            $128


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.  Segment Information (Continued)

  Thirteen Weeks Ended              Information
  September 30, 2006                 Technology       Engineering       Commercial       Corporate         Total
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  Revenue                                 $25,872          $15,504           $10,274                         $51,650

  Operating expenses (1)                   24,045           14,985             9,919                          48,949
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  EBITDA  (4)                               1,827              519               355                           2,701

  Depreciation                                136              130                40                             306

  Amortization intangibles                     72               15                                                87
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  Operating income                          1,619              374               315                           2,308

  Interest expense, net of
  interest income                              37               22                16                              75

  Gain on foreign currency
  transactions                                                   5                                                 5

  Income taxes                                624               70               185                             879
  ------------------------------ - --------------- - -------------- -- -------------- - ------------ -- -------------

  Net income                                 $958             $277              $114                          $1,349
  ============================== = =============== = ============== == ============== = ============ == =============

  Total assets                            $50,152          $26,316           $13,069        $16,417         $105,954

  Capital expenditures                                                                         $149             $149

     (1) Operating expenses exclude depreciation and amortization.

     (2) Operating expenses include $151 and $693 of share-based compensation expense for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.

     (3) Operating expenses include $57 and $99 of share-based compensation expense for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively.

     (4) EBITDA means earnings before interest, taxes, depreciation and amortization. The Company believes that EBITDA, as presented, represents a useful measure of assessing the performance of the Company's operating activities, as it reflects the Company's earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by the Company's creditors in assessing debt covenant compliance. The Company understands that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to EBITDA of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity, nor as an alternative to net income as an indicator of the Company's operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.  Segment Information (Continued)

     Revenues reported for each operating segment are from external customers.

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 are as follows:

                                                           Thirty-Nine Weeks Ended
     -----------------------------------------------------------------------------------
                                                       September 29,     September 30,
                                                            2007              2006
     -----------------------------------------------------------------------------------

     Revenues
        U. S.                                                 $153,777         $139,524
        Canada                                                  11,641            8,205
     -----------------------------------------------------------------------------------

                                                              $165,418         $147,729
     ===================================================================================


     Fixed Assets
        U. S.                                                   $4,045           $4,397
        Canada                                                                       79
     -----------------------------------------------------------------------------------

                                                                $4,045           $4,476
     ===================================================================================

Revenues by geographic area for the thirteen weeks ended September 29, 2007 and September 30, 2006 are as follows:

                                                            Thirteen Weeks Ended
     -----------------------------------------------------------------------------------
                                                       September 29,     September 30,
                                                            2007              2006
     -----------------------------------------------------------------------------------
     Revenues
        U. S.                                                  $49,282          $48,564
        Canada                                                   4,797            3,086
     -----------------------------------------------------------------------------------
                                                               $54,079          $51,650
     ===================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

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

     A trial in 2002 resulted in a judgment in favor of the plaintiffs for $7.6 million that was affirmed on appeal. In June 2006, the Company paid $8.6 million, which included post-judgment interest and other items totaling $1.0 million to the plaintiffs to satisfy the judgment.

     In November 2002, the Company filed suit on professional liability claims against the attorneys and law firms who had served as its counsel in the acquisition transaction and in connection with its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against its former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in defending itself against the claims of the plaintiffs; (2) the amount it paid to satisfy the judgment; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. In February 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $.8 million. Discovery proceedings are continuing with the other defendants and a trial will likely be scheduled in the first half of 2008.

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

     RCM's operational performance gained momentum in 2006 with a moderate increase in revenues and earnings. This was attributed to an improvement in the general economy, strength in the Company's sector and increased capital spending by clients in selected markets. All three major business segments of the Company benefited from stronger economic conditions. So far in 2007, RCM's financial performance continues to show modest improvement as compared to the same period a year ago, despite a slowdown in the overall economy and a tightening of the labor market. In addition, RCM's management continues to monitor its operating cost structure with a strong focus on working capital management and cash flows.

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

     The Company provides project management and consulting services, which are billed based on either agreed-upon fixed fees or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solutions and project management services. The Company also realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed.

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

Critical Accounting Policies

     The Company's interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company's 2006 Annual Report on Form 10-K filed on March 22, 2007 with the Securities and Exchange Commission have not materially changed.

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

Goodwill

     Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the Company performs its annual goodwill impairment testing, by reportable segment, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test for 2006 as of November 30, 2006 and identified no impairments.
     Goodwill was $39.6 million and $39.3 million at September 29, 2007 and December 30, 2006, respectively.

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

     Effective as of January 1, 2006, the Company adopted SFAS 123R. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of stock-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

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

Accounting for Income Taxes

     In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of September 29, 2007, the Company had total net deferred tax assets of $1.0 million, primarily representing the tax effect of a tax net operating loss carryfoward. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. Because of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits. The Company conducts its operations in multiple tax jurisdictions in the United States and Canada. With limited exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2001. At September 29, 2007, the Company did not have any uncertain tax positions.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

Accounting for income taxes (continued)

     The Company's future effective tax rates could be adversely affected by changes in the valuation of its deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, the Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

Accrued Bonuses

     The Company pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of financial performance measures. Executive management, field management, and certain corporate employees' bonuses are accrued throughout the year for payment during the first quarter of the following year, based in part upon anticipated annual results compared to annual budgets. Variances in actual results versus budgeted amounts can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

     Thirty-Nine Weeks Ended September 29, 2007 Compared to Thirty-Nine Weeks Ended September 30, 2006

     A summary of operating results for the fiscal periods ended September 29, 2007 and September 30, 2006 is as follows (in thousands, except for earnings per share data):

                                                         September 29, 2007             September 30, 2006
--------------------------------------------------------------------------------------------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
--------------------------------------------------------------------------------------------------------------
Revenues                                                 $165,418       100.0          $147,729         100.0
Cost of services                                          125,650        76.0           110,566          74.8
--------------------------------------------------------------------------------------------------------------
Gross profit                                               39,768        24.0            37,163          25.2
--------------------------------------------------------------------------------------------------------------
Selling, general and administrative                        31,010        18.7            30,522          20.7
Depreciation and amortization                               1,089          .7             1,114            .8
--------------------------------------------------------------------------------------------------------------
                                                           32,099        19.4            31,636          21.5
--------------------------------------------------------------------------------------------------------------
Operating income                                            7,669         4.6             5,527           3.7
Other income (expense)                                        885          .5              (220)         (0.1)
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                  8,554         5.1             5,307           3.6
Income taxes                                                3,406         2.0             1,287           0.9
--------------------------------------------------------------------------------------------------------------
Net income                                                 $5,148         3.1            $4,020           2.7
==============================================================================================================
Earnings per share
Basic:                                                       $.43                          $.34
Diluted:                                                     $.41                          $.33
==============================================================================================================

     The above summary is not a presentation of results of operations under accounting principles generally accepted in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended September 29, 2007 and September 30, 2006 consisted of thirty-nine weeks each.

     Revenues. Revenues increased 12.0%, or $17.7 million, for the thirty-nine weeks ended September 29, 2007 as compared to the same period in the prior year (the "comparable prior year period"). Revenues increased $2.1 million in the Information Technology ("IT") segment, increased $15.8 million in the Engineering segment, and decreased $122,000 in the Commercial segment. Management attributes the increase in the Engineering revenues to strong business activity with certain existing customers. The increase in the IT revenues was attributable to successful marketing and sales efforts. Management expects revenues for the remainder of fiscal 2007 to remain generally consistent on a prorated basis with the revenues for the thirty-nine weeks ended September 29, 2007.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------

     Thirty-Nine Weeks Ended September 29, 2007 Compared to Thirty-Nine Weeks Ended September 30, 2006 - (Continued)

     Cost of Services. Cost of services increased 13.6%, or $15.1 million, for the thirty-nine weeks ended September 29, 2007 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 76.0% for the thirty-nine weeks ended September 29, 2007 from 74.8% for the comparable prior year period. This increase was primarily attributable to increased revenues in the Engineering segment, which had lower gross margins. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2007 to remain comparable to the thirty-nine weeks ended September 29, 2007.

     Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 1.6%, or $489,000, for the thirty-nine weeks ended September 29, 2007 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 18.7% for the thirty-nine weeks ended September 29, 2007 as compared to 20.7% for the comparable prior year period. This percentage decrease was primarily attributable to the spreading of certain fixed administrative costs over a larger revenue base as well as lower stock-based compensation expense. Management reasonably expects SGA expenses for the remainder of fiscal 2007 to remain consistent with the SGA expenses for the thirty-nine weeks ended September 29, 2007.

     Depreciation  and   Amortization.   Depreciation   and  amortization   were
     essentially unchanged for the thirty-nine weeks ended September 29, 2007 as compared to the comparable prior year period.

     Other Income (Expense). Other income (expense) consists of interest income, net of interest expense and gains and losses on foreign currency transactions and, in 2007, the proceeds from a legal settlement. For the thirty-nine weeks ended September 29, 2007, actual interest expense of $53,000 was offset by $85,000 of interest income, which was earned from short-term money market deposits. Interest income, net increased $237,000 for the thirty-nine weeks ended September 29, 2007 as compared to the comparable prior year period. This increase was primarily due to decreased borrowing requirements, which was offset by an increase in weighted average interest rates on borrowed funds. Gains on foreign currency transactions increased $68,000 in the thirty-nine weeks ended September 29, 2007 as compared to the comparable prior year period. This increase was attributable to the favorable exchange rates realized during the 2007 period. The proceeds from the legal settlement in 2007 were realized when the Company reached a settlement with one of the law firm defendants resulting in the recovery of $800,000. (See footnote 14 to the consolidated financial statements).

     Income Tax. Income tax expense increased 164.6%, or $2.1 million, for the thirty-nine weeks ended September 29, 2007 as compared to the comparable prior year period. This increase was principally attributable to an increase in income before taxes. Additionally, for the thirty-nine weeks ended September 30, 2006, there was a reversal of $1.0 million ($.08 diluted earnings per share) of previously accrued income taxes. (See footnote 13 to the consolidated financial statements). The effective tax rate was 39.8% for the thirty-nine weeks ended September 29, 2007 as compared to 43.0% before the tax reversal in the comparable prior year period. The decrease in effective tax rate was attributable to the decreased amount of non-tax-deductible items in relation to increased income before income tax purposes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

     Thirty-Nine Weeks Ended September 29, 2007 Compared to Thirty-Nine Weeks Ended September 30, 2006 - (Continued)

Segment Discussion (See Footnote 14)

Information Technology

     IT revenues of $76.8 million in 2007 increased $2.1 million, or 2.7%, compared to 2006. The increase in revenue was attributable to the strengthening of demand for the Company's IT services. The IT segment EBITDA was $4.9 million, or 55.6% of the overall EBITDA for 2007, as compared to $4.6 million, or 69.3% of the overall EBITDA for 2006.

Engineering

     Engineering revenues of $56.3 million in 2007 increased $15.8 million, or 38.8%, compared to 2006. The increase in revenue was attributable to strong business activity with certain existing customers. Management expects the Engineering revenue levels to remain consistent over the next twelve months. The Engineering segment EBITDA was $2.8 million, or 32.4% of the overall EBITDA for 2007, as compared to $647,000, or 9.7% of the overall EBITDA for 2006.

Commercial

     Commercial revenues of $32.3 million in 2007 decreased $122,000, or 0.4% compared to 2006. Revenues in the Commercial segment were essentially unchanged. The Commercial segment EBITDA was $1.0 million, or 12.0% of the overall EBITDA for 2007, as compared to $1.4 million, or 21.0% of the overall EBITDA for 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

     Thirteen Weeks Ended September 29, 2007 Compared to Thirteen Weeks Ended September 30, 2006

     A summary of operating results for the fiscal periods ended September 29, 2007 and September 30, 2006 is as follows (in thousands, except for earnings per share data):

                                                         September 29, 2007             September 30, 2006
--------------------------------------------------------------------------------------------------------------
                                                                    % of                            % of
                                                         Amount      Revenue           Amount        Revenue
--------------------------------------------------------------------------------------------------------------
Revenues                                                  $54,079       100.0           $51,650         100.0
Cost of services                                           40,646        75.2            38,698          74.9
--------------------------------------------------------------------------------------------------------------
Gross profit                                               13,433        24.8            12,952          25.1
--------------------------------------------------------------------------------------------------------------
Selling, general and administrative                        10,288        19.0            10,251          19.8
Depreciation and amortization                                 369          .7               393            .8
--------------------------------------------------------------------------------------------------------------
                                                           10,657        19.7            10,644          20.6
--------------------------------------------------------------------------------------------------------------
Operating income                                            2,776         5.1             2,308           4.5
Other income                                                   73          .2               (80 )         (.2)
--------------------------------------------------------------------------------------------------------------
Income before income tax                                    2,849         5.3             2,228           4.3
Income tax expense                                          1,125         2.1               879           1.8
--------------------------------------------------------------------------------------------------------------
Net income                                                 $1,724         3.2            $1,349           2.5
==============================================================================================================
Earnings per share
Basic:                                                       $.14                          $.11
Diluted:                                                     $.14                          $.11
==============================================================================================================

     The above summary is not a presentation of results of operations under accounting principles generally accepted in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

     The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The third quarter reporting periods ended September 29, 2007 and September 30, 2006 consisted of thirteen weeks each.

     Revenues. Revenues increased 4.7%, or $2.4 million, for the thirteen weeks ended September 29, 2007 as compared to the same period in the prior year (the "comparable prior year period"). The revenue decreased $1.4 million in the IT segment, increased $3.6 million in the Engineering segment and increased $183,000 in the Commercial segment. Management attributes the increase in the Engineering revenues to strong business activity with certain existing customers. The increase in the IT revenues was attributable to successful marketing and sales efforts. Management expects revenues for the remainder of fiscal 2007 to remain generally consistent with the thirteen weeks ended September 29, 2007.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

     Thirteen Weeks Ended September 29, 2007 Compared to Thirteen Weeks Ended September 30, 2006 - (Continued)

     Cost of Services. Cost of services increased 5.0%, or $1.9 million, for the thirteen weeks ended September 29, 2007 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 75.2% for the thirteen weeks ended September 29, 2007 from 74.9% for the comparable prior year period. This modest increase was attributable to increased revenues in the engineering segment, which historically has a lower gross margin percentage (See footnote 14 to the consolidated financial statements). Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2007 to be consistent with the thirteen weeks ended September 29, 2007.

     Selling, General and Administrative. SGA expenses increased 0.4%, or $37,000, for the thirteen weeks ended September 29, 2007 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 19.0% for the thirteen weeks ended September 29, 2007 as compared to 19.8% for the comparable prior year period. This decrease was primarily attributable to the spreading of certain fixed administrative costs over a larger revenue base as well as lower stock-based compensation expense. Management reasonably expects SGA expenses for the remainder of fiscal 2007 to remain consistent with the SGA expenses for the thirteen weeks ended September 29, 2007.

     Depreciation  and   Amortization.   Depreciation   and  amortization   were
     essentially unchanged for the thirteen weeks ended September 29, 2007 as compared to the comparable prior year period.

     Other Income (Expense). Other income (expense) consists of interest income, net of interest expense and gains and losses on foreign currency transactions. For the thirteen weeks ended September 29, 2007, actual interest expense of $15,000 was offset by $47,000 of interest income, which was earned from short-term money market deposits. Interest income, net increased $106,000 for the thirteen weeks ended September 29, 2007 as compared to the comparable prior year period. This increase was primarily due to decreased borrowing requirements, which was offset by an increase in weighted average interest rates resulting from unused line fees. Gains on foreign currency transactions increased $46,000 in the thirteen weeks ended September 29, 2007 as compared to the comparable prior year period. This increase was principally attributable to the favorable exchange rates realized during the 2007 period.

     Income Tax. Income tax expense increased $246,000 for the thirteen weeks ended September 29, 2007 as compared to the comparable prior year period. This increase was principally attributable to an increase in income before taxes. The effective tax rate was 39.5% for the thirteen weeks ended September 29, 2007 and September 30, 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

     Thirteen Weeks Ended September 29, 2007 Compared to Thirteen Weeks Ended September 30, 2006 - (Continued)

Segment Discussion (See Footnote 14)

Information Technology

     IT revenues of $24.5 million in the third quarter of 2007 decreased $1.4 million, or 5.3%, compared to the third quarter of 2006. The increase in revenue was attributable to the strengthening of demand for the Company's IT services. The IT segment EBITDA was $1.5 million, or 49.2% of the overall EBITDA for the third quarter of 2007, as compared to $1.8 million, or 67.6% of the overall EBITDA for the third quarter of 2006.

Engineering

     Engineering revenues of $19.1 million in the third quarter of 2007 increased $3.6 million, or 23.3%, compared to the third quarter of 2006. The increase in revenue was attributable to the strengthening of demand for the Company's engineering services. The Engineering segment EBITDA was $1.3 million, or 41.7% of the overall EBITDA for the third quarter of 2007, as compared to $519,000, or 19.2% of the overall EBITDA for the third quarter of 2006.

Commercial

     Commercial revenues of $10.5 million in the third quarter of 2007 increased $183,000, or 1.8%, compared to the third quarter of 2006. Revenues in the Commercial segment were essentially unchanged. The Commercial segment EBITDA was $288,000 or 9.2% of the overall EBITDA for the third quarter of 2007, as compared to $355,000, or 13.2% of the overall EBITDA for the third quarter of 2006.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
------------------------------------------------------------------------------

Liquidity and Capital Resources

     The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                                          Thirty-Nine Weeks Ended
                                                  -----------------------------------------
                                                    September 29,       September 30,
                                                        2007                 2006
                                                  ------------------ -- -------------------
                                                               (In thousands)
                                                  ------------------ -- -------------------
               Cash provided by (used in):
               Operating Activities                          $5,026                 $4,582
               Investing Activities                           ($756)               ($1,978)
               Financing Activities                            $881                   $246

Operating Activities

     Operating activities provided $5.0 million of cash for the thirty-nine weeks ended September 29, 2007 as compared to $4.6 million for the comparable 2006 period. The increase in cash provided by operating activities was primarily attributable to increased earnings of $1.1 million and a decrease in deferred tax assets of $2.2 million, which was offset by an increase in accounts receivable of $4.2 million. Based on current operating activities and the drivers of those activities, management reasonably expects that cash will be provided from operating activities for the remainder of fiscal 2007. The Company continues to institute enhanced controls and standardization over its receivables collection and disbursement processes.

Investing Activities

     Investing activities used $756,000 for the thirty-nine weeks ended September 29, 2007 as compared to $2.0 million for the comparable 2006 period. The decrease in the use of cash for investing activities for 2007 as compared to the comparable 2006 period was primarily attributable to a decrease in expenditures for property and equipment and cash used for acquisitions.

Financing Activities

     Financing activities principally consisted of receipt of proceeds from the exercise of stock options of $804,000 in 2007 as compared to $180,000 for the comparable 2006 period.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-----------------------------------------------------------------------------

Liquidity and Capital Resources - (Continued)

     The Revolving Credit Facility expires in August 2011. The weighted average interest rates, which include unused line fees, under the Revolving Credit Facility for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 were 27.7% and 8.8%, respectively. The weighted average interest rate for the 2007 period was disproportionately high in relation to the interest expense incurred because of the inclusion of unused line fees. During the thirty-nine weeks ended September 29, 2007 and September 30, 2006, the Company's outstanding borrowings ranged from $-0- to $1.5 million and $.2 million to $1.0 million, respectively. At September 29, 2007 and December 30, 2006, there were no outstanding borrowings under this facility. At September 29, 2007, there were letters of credit outstanding for $.4 million. At September 29, 2007, the Company had availability for additional borrowings under the Revolving Credit Facility of $24.6 million.

     The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any long-term and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations or future financing transactions. The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, liquidity, and the results of operations for the period in which the effect becomes reasonably estimable.

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

     At September 29, 2007, the Company had a deferred tax asset totaling $1.3 million, primarily representing the tax effect of a tax net operating loss carryforward. The Company expects to utilize the deferred tax asset during the twelve months ending June 28, 2008 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

     Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of September 29, 2007:

                                                        Payments Due by Period
---------------------------------------------------------------------------------------------------------------
                                                        Less Than                                  More Than
                                           Total         1 Year       1-3 Years      3-5 Years      5 Years
---------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations (1)               -              -             -              -             -
Operating Lease Obligations                   $7,418        $1,365        $4,000         $2,053        -
---------------------------------------------------------------------------------------------------------------

Total                                         $7,418        $1,365        $4,000         $2,053        -
===============================================================================================================

     (1) The Revolving Credit Facility is for $25.0 million and includes a sub-limit of $5.0 million for letters of credit. The agreement expires in August 2011. At September 29, 2007, there were outstanding letters of credit for $.4 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)
-------------------------------------------------------------------------------

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 29, 2007, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART II

                                OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS

     See discussion of Legal Proceedings in Note 15 to the consolidated financial statements included in Item 1 of this report.


ITEM 1 A. RISK FACTORS

     There have been no material changes from the risk factors disclosed in the "Risk Factors" section (Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6.   EXHIBITS
------------------------------------------------------------------------------

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





                                       RCM Technologies, Inc.





     Date:  November 8, 2007           By: /s/ Stanton Remer
                                       -----------------------------
                                       Stanton Remer
                                       Executive Vice President,
                                       Chief Financial Officer,
                                       Treasurer, Secretary and Director
                                       (Principal Financial Officer and
                                       Duly Authorized Officer of the
                                       Registrant)

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

Date:    November 8, 2007                            /s/ Leon Kopyt
                                                     Leon Kopyt
                                                     Chief Executive Officer

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

Date:    November 8, 2007                            /s/ Stanton Remer
                                                     Stanton Remer
                                                     Chief Financial Officer
                                       42

Exhibit 32.1
------------------------------------------------------------------------------

                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934


     I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1) The Company's periodic report on Form 10-Q for the quarter ended September 29, 2007 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                      * * *




/s/ Leon Kopyt
Leon Kopyt
Chief Executive Officer

Date: November 8, 2007

Exhibit 32.2
------------------------------------------------------------------------------

                             RCM TECHNOLOGIES, INC.

                           CERTIFICATIONS REQUIRED BY
              RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934


    I, Stanton Remer, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1) The Company's periodic report on Form 10-Q for the quarter ended September 29, 2007 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      * * *


/s/ Stanton Remer
Stanton Remer
Chief Financial Officer

Date: November 8, 2007