Form 10-K
period 2007-12-29
RCM TECHNOLOGIES INC
filed 2008-03-20
CIK 700841

FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2007
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ........... to ...........

                         Commission file number 1-10245


----------------------------------------------------------- ---- -------------

RCM TECHNOLOGIES, INC.    Exact name of registrant as specified in its charter

----------------------------------------------------------- ---- -------------

Nevada              Securities registered pursuant to Section 12(b) of the Act:
State of Incorporation

                                                       Title of each class
2500 McClellan Avenue, Suite 350,                            None
Pennsauken, New Jersey 08109-4613

Address of principal                 Name of each exchange on which registered
executive offices
                                     -----------------------------------------
                                                        None
95-1480559
IRS Employer  Identification No.        Securities registered pursuant
                                          to Section 12(g) of the Act:


(856) 486-1777                                        Title of each class
                                                      -------------------
Registrant's telephone number, including area code: Common Stock, par value $.05

-------------------------------------------------------------------------------

      Indicate by check mark if the registrant is a well-known  seasoned
    issuer,  as defined in Rule 405 of the Securities Act. YES   NO     X
                                                                ----   -----

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
       Act.  YES          NO   X
            ----         ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X       NO__
    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act). (Check one):
Large Accelerated Filer ___       Accelerated Filer ___
  Non-Accelerated Filer ___   Smaller Reporting Company  X
                                                        ----
  (Do   not   check   if   a
  smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES        NO   X
     ----       -----

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $89,628,000 based upon the closing price of $7.79 per share of the registrant's common stock on June 29, 2007 on The NASDAQ Global Market. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of March 18, 2008: 12,058,689.

                       Documents Incorporated by Reference
         Portions of the definitive proxy statement for the registrant's 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement") are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K. If the 2008 Proxy Statement is not filed by April 27, 2008, an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

------------------------------------------------------------------------------

                             RCM TECHNOLOGIES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I                                                                                                                  1
-------------------------------------------------------------------------------------------------------------------- -----

      Item         1.  Business..................................................................................       2
      Item        1A.  Risk Factors .............................................................................      14
      Item        1B.  Unresolved Staff Comments.................................................................      16
      Item         2.  Properties................................................................................      16
      Item         3.  Legal Proceedings.........................................................................      16
      Item         4.  Submission of Matters to a Vote of Security Holders.......................................      16

PART II                                                                                                                17
-------------------------------------------------------------------------------------------------------------------- -----

      Item         5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                       Equity Securities.........................................................................      17
      Item         6.  Selected Financial Data...................................................................      19
      Item         7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....      20
      Item        7A.  Quantitative and Qualitative Disclosures about Market Risk................................      33
      Item         8.  Financial Statements and Supplementary Data...............................................      33
      Item         9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......      33
      Item     9A(T).  Controls and Procedures...................................................................      33
      Item        9B.  Other Information.........................................................................      33

PART III                                                                                                               34
-------------------------------------------------------------------------------------------------------------------- -----

      Item        10.  Directors, Executive Officers and Corporate Governance....................................      34
      Item        11.  Executive Compensation....................................................................      34
      Item        12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                       Matters...................................................................................      34
      Item        13.  Certain Relationships and Related Transactions, and Director Independence.................      34
      Item        14.  Principal Accountant Fees and Services....................................................      34

PART IV                                                                                                                35
-------------------------------------------------------------------------------------------------------------------- -----

      Item        15.  Exhibits and Financial Statement Schedules................................................      35
      Signatures..................................................................................................     38


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

ITEM 1.  BUSINESS
------------------------------------------------------------------------------

General

RCM Technologies is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services. RCM has been an innovative leader in the design, development, and delivery of these services to commercial and government sectors for more than 35 years. Over the years, the Company has developed and assembled an attractive, diverse and extensive portfolio of capabilities, service offerings and delivery options, established a proven record of performance and credibility, and built an efficient pricing structure. This combination offers clients a compelling value proposition with the potential to substantially accelerate the successful attainment of their business objectives.

RCM consists of three operating segments: Information Technology, Engineering and Commercial Services. The Company's Information Technology, or IT, segment provides enterprise business solutions, application services, infrastructure solutions, competitive advantage & productivity solutions, life sciences solutions and other selected vertical market specific offerings. RCM's Engineering segment provides engineering and design, engineering analysis, technical writing and technical support services. The Company's Commercial Services segment provides health care contract professionals as well as clerical and light industrial temporary personnel.

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized businesses in such industries as Aerospace/Defense, Energy, Financial Services, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology. RCM believes it offers a range of solutions that fosters long-term client relationships, affords cross-selling opportunities, and minimizes the Company's dependence on any single technology or industry sector. RCM sells and delivers its services through a network of 34 offices in selected regions throughout North America.

The Company is a Nevada corporation organized in 1971. The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ 08109-4613.

During the year ended December 29, 2007, approximately 46.2% of RCM's total revenues were derived from IT services, 33.2% from Engineering services, and the remaining 20.6% from Commercial services.

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

-----------------------------------------------------------------------------

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

The Company believes its target market for IT services is among middle-market companies, which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives and often rely on IT service providers to help implement and manage their systems. However, many middle-market companies rely on multiple providers for their IT needs. Generally, the Company believes that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers, which do target these companies, lack sufficient breadth of services or industry knowledge to satisfy all of these companies' needs. The Company believes this reliance on multiple service providers creates multiple relationships that are more difficult and less cost-effective to manage than a single relationship and can adversely influence the quality and compatibility of IT solutions. RCM is structured to provide middle-market companies a single source for their IT needs.

The Company's Engineering group continues to focus on areas of growth within the nuclear and aerospace industries.
In recent years, many businesses have been adversely impacted by higher oil prices, and there has been growing sentiment around the world for the development of alternative sources of energy, including a renewed interest in nuclear power. Over the same period, there has been a significant increase in spending in the United States in the aerospace and defense industries due largely to a strengthening of the military and homeland security in response to geo-political unrest and the threat of terrorism. The combination of higher energy prices and increased military spending has created numerous business opportunities for service providers, especially those engaged in engineering operations in North America and abroad.

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

Meanwhile, the general economy of the United States over the past couple of years has positively affected temporary staffing businesses which are providers of light industrial and clerical help. Generally, demand for lower-skilled workers is stronger in the earlier stages of an economic cycle. As the economic recovery reaches a certain level of maturity, demand for lower-skilled temporary help tends to diminish.

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

------------------------------------------------------------------------------

Growth Strategy

Promote Full Life Cycle Solution Capability

The Company promotes a full life cycle solution capability to its customers. The goal of the full life cycle solution strategy is to fully address a client's project implementation cycle at each stage of its development and deployment. This entails the Company working with its clients from the initial conceptualization of a project through its design and project execution, and extending into ongoing management and support of the delivered product. RCM's strategy is to build projects and solutions offerings selectively, utilizing its extensive resource base to do so.

The Company believes that the effective execution of this strategy will generate improved margins on the existing resources. The completion of this service-offering continuum is intended to afford the Company the opportunity to strengthen long-term client relationships that will further contribute to the quality of earnings.

In addition to a full life cycle solution offering, the Company continues to focus on transitioning into higher value oriented services to increase its margins on its various service lines and generate revenue that is more predictable. The Company believes this transition is accomplished by pursuing additional vertical market specific solutions in conjunction or combination with longer-term based solutions, through expansion of its client relationships and by pursuing strategic alliances and partnerships.

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

Operating Strategy

Foster a Decentralized Entrepreneurial Environment

A key element of the Company's operating strategy is to foster a decentralized, entrepreneurial environment for its employees. The Company fosters this environment by continuing to build on local market knowledge of each branch's reputation, customer relationships and expertise. The Company believes an entrepreneurial business atmosphere allows its branch offices to respond quickly and creatively to local market demands and enhances the Company's ability to motivate, attract and retain managers and to maximize growth and profitability.

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

-----------------------------------------------------------------------------

Centralize Administrative Functions

The Company continues to improve its operational efficiencies by integrating general and administrative functions at the corporate or regional level, and reducing or eliminating redundant functions formerly performed at smaller branch offices. This enables the Company to realize savings and synergies and to control and monitor efficiently its operations, as well as to quickly integrate and enhance the return from new acquisitions. It also allows local branches to focus more on growing their local operations.

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

Information Technology

The Company's IT segment is comprised of two business groups - the IT Consulting Business Group and the Solutions Business Group. The IT Consulting Business Group consists of three business units in North America - the Eastern Region, the Central Region and the Western Region. The Solutions Business Group consists of three business units - IT Enterprise Management, Enterprise Business Solutions and Life Sciences.

The RCM Enterprise Business Solutions Group's core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and intellectual property by bundling software, systems, tools and services into integrated business and technology solutions.

RCM's sector knowledge coupled with technical and business process experience enable the Company to provide strategic planning and direction, rigorous project execution, and management and support services for an entire project life cycle. RCM has successfully completed multimillion-dollar projects in a variety of industry verticals using time-tested methodologies that manage strict budgets, timelines and quality metrics.

Among those IT services provided by RCM to its clients are:

o        Enterprise Business Solutions
o        Application Services
o        Infrastructure Solutions
o        Competitive Advantage & Productivity Solutions
         Life Sciences Solutions

The Company believes that its ability to deliver information technology solutions across a wide range of technical platforms provides an important competitive advantage. RCM ensures that its consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies. The Company's strategy is to maintain expertise and acquire knowledge in multiple technologies so it can offer its clients non-biased technology solutions best suited to their business needs.

The Company provides its IT services through a number of flexible delivery methods. These include management consulting engagements, project management of client efforts, project implementation of client initiatives, outsourcing, both on and off site and a full complement of resourcing alternatives.

------------------------------------------------------------------------------

Information Technology (Continued)

As of December 29, 2007, the Company had assigned approximately 685 information technology employees and consultants to its customers.

Engineering

The Company's Engineering segment consists of three business units - Engineering Services and Projects, Power Systems Services USA and Power Systems Services Canada. The Engineering Services and Projects unit includes Aerospace, Manufacturing and Industrial Engineering divisions. The Power Systems units focus primarily on the nuclear power, fossil fuel and electric utility industries.

RCM provides a full range of Engineering services including Engineering & Design, Engineering Analysis, Engineer-Procure-Construct, Configuration Management, Hardware/Software Validation & Verification, Quality Assurance, Technical Writing & Publications, Manufacturing Process Planning & Improvement, Reliability Centered Maintenance (RCM), Component & Equipment Testing and Risk Management Engineering. Engineering services are provided at the site of the client or, less frequently, at the Company's own facilities.

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

As of December 29, 2007, the Company had assigned approximately 437 engineering and technical employees and consultants to its customers.

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

As of December 29, 2007, the Company had assigned approximately 1,200 commercial services personnel to its customers.

------------------------------------------------------------------------------

Branch Offices

The Company's organization consists of 34 branch offices located in the United States, Puerto Rico and Canada. The locations and services of each of the branch offices are set forth in the table below.

                                  NUMBER OF           SERVICES
LOCATION                           OFFICES          PROVIDED(1)
----------------------------- ------------------ -------------------
USA
       California                     9          IT, C
       Connecticut                    2          E
       Florida                        1          C
       Maryland                       1          IT
       Massachusetts                  1          IT
       Michigan                       2          IT, E
       Minnesota                      1          IT
       Missouri                       1          IT
       New Jersey                     2          IT, E
       New York                       3          IT, E, C
       Pennsylvania                   1          C
       Rhode Island                   1          E
       Texas                          2          IT
       Wisconsin                      3          IT, E
                                      -
                                     30

PUERTO RICO                           1          IT
                                      -

CANADA                                3          IT, E
                                      -

                                 (1)  Services provided are abbreviated as
                                      follows: IT - Information Technology E -
                                      Engineering C - Commercial

Branch offices are primarily located in markets that the Company believes have strong growth prospects for IT and Engineering services. The Company's branches are operated in a decentralized, entrepreneurial manner with most branch offices operating as independent profit centers. The Company's branch managers are given significant autonomy in the daily operations of their respective offices and, with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing strategies, pricing, hiring and training. Branch managers are paid on a performance-based compensation system designed to motivate the managers to maximize growth and profitability.

------------------------------------------------------------------------------

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues, Goodwill and Definite-Long Lived Assets by geographic area for the year ended and as of December 29, 2007 are as follows (in thousands):


                                                                Definite-Long
                               Revenues         Goodwill        Lived Assets
------------------------------------------------------------------------------
 United States                  $198,032         $34,791              $349
 Canada                           16,177           4,797                -
------------------------------------------------------------------------------
                                $214,209         $39,588              $349
==============================================================================

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

Sales and Marketing

Sales and marketing efforts are conducted at the local and or regional level through the Company's network of branch offices. The Company emphasizes long-term personal relationships with customers that are developed through regular assessment of customer requirements and proactive monitoring of personnel performance. The Company's sales personnel make regular visits to existing and prospective customers. New customers are obtained through active sales programs and referrals. The Company encourages its employees to participate in national and regional trade associations, local chambers of commerce and other civic associations. The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer's information technology, engineering and other professional services needs. The Company concentrates on providing carefully screened professionals with the appropriate skills in a timely manner and at competitive prices. The Company regularly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

The Company has elevated the importance of working with and developing its partner alliances with technology firms. Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company. Relations have been established with firms such as Microsoft, QAD, Mercury, IBM, Harland Financial and Oracle, among others. The partner programs may be managed either at a national level from RCM's corporate offices or at a regional level from its branch offices.

------------------------------------------------------------------------------

Sales and Marketing (Continued)

The Company's larger representative customers include 3M, BancTec, Bristol Myers Squibb, Bruce Power, Entergy, FlightSafety International, MSC Industrial Supply, Schering Plough, United Technologies, U.S. Department of the Treasury, Wyeth and Wells Fargo. The Company serves Fortune 1000 companies and many middle market clients. The Company's relationships with these customers are typically formed at the customers' local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During 2007, United Technologies accounted for 10.8% of the Company's revenues. No other customer accounted for 10% or more of the Company's revenues. The Company's five and ten largest customers accounted for approximately 29.9% and 38.3%, respectively, of the Company's revenues for 2007.

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

Information Systems

The Company has invested, and is continuing to invest, in its current ERP installation. During 2004, the Company upgraded the hardware, operating system, and ERP software to accommodate its growing needs. The ERP system resides on a Windows 2003 enterprise server operating system and is housed on multi redundant Dell PowerEdge servers. The branch offices of the Company are networked to the corporate offices via AT&T-managed VPN, which enables the ERP application to be accessed securely at all operational locations. The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality.

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

-----------------------------------------------------------------------------

Information Systems (Continued)

The Company also has Autotime, an automated time and attendance system, which augments the ERP application by catering to the needs of its diverse business offerings and distributed workforce. The system is housed on a three-tiered architecture on DELL PowerEdge 1800 servers and is currently deployed in the Canadian division.

Over the past year, RCM has engaged in three major strategic initiatives to improve upon its ability to secure data, deliver services and improve on its communication infrastructure.

In September 2007, RCM initiated deployment of a new mail architecture based on the Microsoft Exchange 2007 platform. The system is comprised of redundant mail routing servers and clustered mailbox servers attached to a Storage Area Network
(SAN) This new messaging platform has the current capacity of four Terabytes
(TB), with the capability of scaling to 18 Terabytes (TB). In addition to the system being sized for VOIP integration, web access to the mail server is only allowed via secure HTTPs protocol.

RCM is currently converting its WAN architecture from the current IPSec public VPN to a private Multiple Packet Label Switching (MPLS) network hosted by AT&T. The move to a service oriented architecture provides numerous benefits, including, voice, video and data convergence, Class and Quality of Service (CoS / QoS), improved security and manageability. Throughout RCM offices, perimeter devices, such as firewalls, routers and core switches are in the process of also being replaced, in order to accommodate voice, video and data streams.

Upon completion of the new MPLS network, RCM expects to begin rollout of its VOIP initiative. This enterprise solution will be based on Cisco Call Manager, Unity voicemail, Mobility Manager, Meeting Place, Fax Server and Video Presence and will unify all RCM offices in the US and Canada. Summary of benefits include four digit extension calls between RCM offices, email and voicemail unification, soft one and mobile phone integration, video and web conferencing, central and email enabled faxing.

The above initiatives are expected to improve communication within RCM and to deliver exceptional services to its clients.

Other Information

Safeguards - Business, Disaster and Contingency Planning

RCM has implemented a number of safeguards to protect the Company from various system-related risks including a warm data center disaster recovery site, redundant telecommunications and server systems architecture, multi-tiered server and desktop backup infrastructure, and data center physical and environmental controls. In addition, RCM has developed disaster recovery / business continuity procedures for all offices.

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

Additionally, RCM has contracted and brokered strategic relationships with third-party vendors to meet its recovery objectives in the event of a system disruption. For example, comprehensive service level agreements provided by AT&T for RCM's managed firewall, VPN and data circuits guarantees minimal outages as well as network redundancy and scalability. The Disaster Recovery site, located at the corporate office in Pennsauken, NJ, provides WAN, ERP and messaging redundancy services should the primary data center facility at Parsippany, NJ, become inoperable.

------------------------------------------------------------------------------

Other Information (Continued)

Safeguards - Business, Disaster and Contingency Planning (Continued)

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

Seasonality

The Company's operating results can be affected by the seasonal fluctuations in corporate IT and engineering expenditures. Generally, expenditures are lowest during the first quarter of the year when clients are finalizing their IT and engineering budgets. In addition, quarterly results may fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of clients' businesses. The business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross profit in the fourth quarter of each year. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain clients' facilities are located in geographic areas subject to closure or reduced hours due to inclement weather. In addition, the Company experiences an increase in its cost of sales and a corresponding decrease in gross profit and gross margin percentage in the first fiscal quarter of each year as a result of resetting certain state and federal employment tax rates and related salary limitations.

------------------------------------------------------------------------------

Employees

As of December 29, 2007, the Company employed an administrative staff of approximately 243 people, including certified IT specialists and licensed engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company. As of December 29, 2007, there were approximately 685 information technology and 437 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods. As of December 29, 2007, there were approximately 1,200 commercial services employees and consultants. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

RCM makes available on its website or by responding free of charge to requests addressed to the Company's Corporate Secretary, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company's website is http://www.rcmt.com. The information contained on the Company's website, or on other websites linked to the Company's website, is not part of this document. Reference herein to the Company's website is an inactive text reference only.

RCM has adopted a Code of Conduct applicable to all of its directors, officers and employees. In addition, the Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its Chief Executive Officer, Chief Financial Officer and Controller. Both the Code of Conduct and Code of Ethics are available on the Company's website and are further available, free of charge, by sending a written request to the Company's Corporate Secretary. If the Company makes any amendments to either of these Codes (other than technical, administrative, or other non-substantive amendments), or waive (explicitly or implicitly) any provision of the Code of Ethics to the benefit of our Chief Executive Officer, Chief Financial Officer or Controller, it intends to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K filed with the SEC.

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

Government Regulations

Staffing firms and employment service providers are generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its employees, including tax withholding or reporting, social security or retirement, benefits, workplace compliance, wage and hour, anti-discrimination, immigration and workers' compensation; (2) registration, licensing, record keeping and reporting requirements; and (3) federal contractor compliance. Failure to comply with these regulations could result in the Company incurring penalties and other liabilities, monetary and otherwise.

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

The Company may be subject to claims by our clients related to errors and omissions, misuse of proprietary information, discrimination and harassment, theft and other criminal activity, malpractice, and other claims stemming from the improper activities or alleged activities of our temporary professionals. There can be no assurance that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims.

------------------------------------------------------------------------------

Claims raised by clients stemming from the improper actions of our temporary professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Furthermore, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.

Our Acquisitions May Not Succeed

The Company reviews prospective acquisitions as an element of its growth strategy. The failure of any acquisition to meet the Company's expectations, whether due to a failure to successfully integrate any future acquisition or otherwise, may result in damage to the Company's financial performance and/or divert management's attention from its core operations or could negatively affect the Company's ability to meet the needs of its customers promptly.

Goodwill and Intangible Impairments May Have an Adverse Effect on our Results of Operations

As of December 29, 2007, we had $39.9 million of goodwill and intangible assets on our balance sheet, which represents 36.6% of our total assets. This amount primarily represents the remaining excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. If we are required to write down goodwill, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

Foreign Currency Fluctuations and Changes in Exchange Rates

The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates. RCM's exposure to foreign currency fluctuations relates to operations in Canada, principally conducted through its Canadian subsidiary. Exchange rate fluctuations affect the U.S. dollar value of reported earnings derived from the Canadian operations as well as the carrying value of our investment in the net assets related to these operations. The Company does not engage in hedging activities with respect to foreign operations.

Trademarks

Management believes the RCM Technologies, Inc. name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including The Source of Smart SolutionsSM. The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect our use of our proprietary rights.

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

------------------------------------------------------------------------------

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

Litigation

The Company is currently, and may in the future become, involved in legal proceedings and claims arising from time to time in the course of its business, including the litigation described in Note 15 (Contingencies) to the financial statements. An adverse outcome to the referenced litigation or other cases arising in the future could have an adverse impact on the financial position and results of operations of the Company.
------------------------------------------------------------------------------


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES
------------------------------------------------------------------------------

The Company provides specialty professional consulting services, principally performed at various client locations, through 34 administrative and sales offices located in the United States, Puerto Rico, and Canada. The Company's offices typically consist of 1,000 to 5,000 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 10,200 square feet and are leased at a rate of $13.39 per square foot per annum for a term ending on January 31, 2011.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended December 29, 2007.

                                     PART II
------------------------------------------------------------------------------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------

Shares of the Company's common stock are traded on The NASDAQ Global Market under the Symbol "RCMT". The following table sets forth approximate high and low sales prices for the two years in the period ended December 29, 2007 as reported by The NASDAQ Global Market:

                                 Common Stock
----- ---------------------- ----------------------
Fiscal 2006                      High          Low
---------------------------- --------- -- ---------
      First Quarter             $6.50        $4.91
      Second Quarter             6.73         4.59
      Third Quarter              5.90         4.48
      Fourth Quarter            $6.75        $4.90

Fiscal 2007
---------------------------- --------- -- ---------
      First Quarter             $7.90        $5.75
      Second Quarter             8.80         5.86
      Third Quarter             10.30         6.47
      Fourth Quarter            $8.36        $4.93

Holders

As of March 5, 2008, the approximate number of holders of record of the Company's Common Stock was 513. Based upon the requests for proxy information in connection with the Company's 2007 Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 2,920.

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

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
------------------------------------------------------------------------------

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

The graph below is presented in accordance with SEC requirements. You should not draw any conclusions from the data in the graph, because past results do not necessarily predict future stock price performance. The graph does not represent our forecast of future stock price performance.

The following graph compares the cumulative 5-year total return provided shareholders on RCM Technologies, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies that includes: Butler International, Kelly Services Inc, MPS Group Inc and Spherion Corp. Management believes this peer group conducts its business operations in the same industry group as RCM Technologies, Inc.. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 12/31/2002 and its relative performance is tracked through 12/29/2007.

[GRAPHIC OMITTED][GRAPHIC OMITTED]

Total Return Analysis                     2002         2003        2004         2005         2006        2007
---------------------------------------------------------------------------------------------------------------
RCM Technologies, Inc.                   $100.0       $188.52     $128.67     $130.43      $153.20      $150.38
NASDAQ Composite                         $100.0       $149.75     $164.64     $168.60      $187.83      $205.22
Peer Group                               $100.0       $141.06     $159.83     $166.08      $165.27      $125.78


ITEM 6.  SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------

The selected historical consolidated financial data was derived from the Company's Consolidated Financial Statements. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, and notes thereto, included elsewhere herein. (In thousands, except earnings per share data).

                                                                                Years Ended
----------------------------------------------------------------------------------------------------------------------------------
                                          December 29,       December 30,       December 31,        January 1,       December 27,
----------------------------------------------------------------------------------------------------------------------------------
                                              2007               2006               2005             2005(2)             2003
----------------------------------------------------------------------------------------------------------------------------------
Income Statement

Revenues                                         $214,209           $201,920          $180,618           $169,277          $206,605
Gross profit                                       52,976             50,508            42,683             40,974            44,595
Income before charges listed
below                                               7,500              7,622             3,593              4,412             6,812
Amortization, net of tax                             (320)              (310)              (57)               (41)              (18)
Goodwill impairment, net of tax                                                                            (2,164)
Stock based compensation, net of tax                 (411)              (956)                                                (4,015)
Net income                                         $6,769             $6,356            $3,536             $2,207            $2,779
Earnings Per Share (1)
Net income:
  Basic                                              $.57               $.54              $.31               $.19              $.26
  Diluted                                            $.54               $.53              $.30               $.19              $.26

-----------------------------------------------------------------------------------------------------------------------------------
                                          December 29,       December 30,       December 31,        January 1,       December 27,
-----------------------------------------------------------------------------------------------------------------------------------
                                              2007               2006               2005             2005(2)             2003
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet

Working capital                                   $43,541            $38,844           $33,032            $29,545           $23,882
Total assets                                      109,714            100,040           106,773             99,388            99,704
Long term liabilities                          -                   -                 -                  -                  -
Total liabilities                                  17,666             16,647            31,084             29,443            32,533
Stockholders' equity                              $92,048            $83,393           $75,689            $69,945           $67,170

--------------------------------------

(1) Shares used in computing earnings per share:

Basic                                          11,970,042         11,773,601        11,456,757         11,325,626        10,716,179
Diluted                                        12,484,639         12,034,665        11,731,591         11,679,812        10,896,305

((2)) Year ended January 1, 2005 had fifty-three weeks and all other years had fifty-two weeks.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

Overview

RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company's financial performance.

RCM's operational performance gained momentum in 2006 with a moderate increase in revenues and earnings as compared to the preceding years. This increase was attributed to an improvement in the general economy, strength in the Company's sector and increased capital spending by clients in selected markets. All three major business segments of the Company benefited from stronger economic conditions in 2006. During the first half of 2007, RCM's financial performance continued to show modest year over year improvement. During the second half of 2007, however, business activity began to decelerate moderately as compared to the second half of the prior year due to a severe slowdown in several of RCM's markets, which impacted the overall economy. RCM continues to be vigilant in monitoring its operating cost structure with a strong focus on working capital management and cash flows.

Over the years, RCM has developed and assembled an attractive portfolio of capabilities, established a proven record of performance and credibility and built an efficient pricing structure. The Company is committed to optimizing its business model as a single-source premier provider of business and technology solutions with a strong vertical focus offering an integrated suite of services through a global delivery platform.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------------------------

Overview (Continued)

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits, and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and reporting responsibilities and acquisition program. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates to the allocation of the purchase price of an acquisition, which has been assigned to covenants not to compete, and customer lists. Acquisitions have been accounted for under Financial Accounting Standards Board ("FASB") Statement of Financial Account Standards ("SFAS") No. 141, "Business Combinations," and have created goodwill.

Critical Accounting Policies

The Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes, its assumptions are reasonable and appropriate, actual results may be materially different from estimated. Management has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue Recognition

The Company derives its revenues from several sources. All of the Company's segments perform consulting and staffing services. The Company's Engineering Services and Information Technology Services segments also perform project services. All of the Company's segments derive revenue from permanent placement fees.

Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104") which clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable, the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company performs its annual goodwill impairment testing, by reportable unit, as of November 30th of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test for 2007 as of December 1, 2007 and identified no impairments. Goodwill was $39.6 million and $39.3 million at December 29, 2007 and December 30, 2006, respectively.

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

Accounting for Stock Options

The Company uses used stock options to attract, retain, and reward employees for long-term service.

Effective as of January 1, 2006, the Company adopted "Share Based Payment" ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. The impact of SFAS 123R, if it had been in effect, on the net earnings and related per share amounts of the Company's fiscal year ended December 31, 2005 was disclosed in Note 1 Summary of Significant Accounting Policies - Stock-Based Compensation of the Company's Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 2005.

In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123R includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of stock-based payment awards. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Since the Company adopted SFAS 123R, effective January 1, 2006, using the modified-prospective transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measures stock-based compensation cost using the Black-Scholes option pricing model.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of December 29, 2007, the Company had total net deferred tax assets of $0.7 million, primarily representing the tax effect of an allowance for doubtful accounts and alternative minimum tax carryfowards. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. The Company recognized no material adjustments in the liability for unrecognized income tax benefits due to the adoption of FIN 48. The Company conducts its operations in multiple tax jurisdictions in the United States and Canada. With limited exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2002. At December 29, 2007, the Company did not have any uncertain tax positions.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Accrued Bonuses

The Company pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of financial performance measures. Executive management, field management, and certain corporate employees' bonuses are accrued throughout the year for payment during the first quarter of the following year, based in part upon anticipated annual results compared to annual budgets. In addition, the Company pays discretionary bonuses to certain employees, which are not related to budget performance. Variances in actual results versus budgeted amounts can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

Forward-looking Information

The Company's growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for consulting and engineering services as well as temporary and permanent employees. When the U.S. and Canadian economies decline, the Company's operating performance could be adversely impacted. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, declines in the economy could result in the need for future cost reductions or changes in strategy.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Results of Operations (In thousands, except for earnings per share data)

                                                     Year Ended               Year Ended                Year Ended
                                                 December 29, 2007         December 30, 2006        December 31, 2005
 -------------------------------------------------------------------------------------------------------------------------
                                                              % of                     % of                  % of Revenue
                                                Amount       Revenue      Amount      Revenue      Amount
 -------------------------------------------------------------------------------------------------------------------------
 Revenues                                        $214,209        100.0    $201,920        100.0    $180,618         100.0
 Cost of services                                 161,233         75.3     151,412         75.0     137,935          76.4
 -------------------------------------------------------------------------------------------------------------------------
 Gross profit                                      52,976         24.7      50,508         25.0      42,683          23.6
 -------------------------------------------------------------------------------------------------------------------------

 Selling, general and administrative               41,418         19.3      41,244         20.4      35,461          19.6
 Depreciation and amortization                      1,442           .7       1,507           .7       1,206            .7
 -------------------------------------------------------------------------------------------------------------------------
                                                   42,860         20.0      42,751         21.1      36,667          20.3
 -------------------------------------------------------------------------------------------------------------------------

 Operating income                                  10,116          4.7       7,757          3.8       6,016           3.3
 Other income (expense)                               937           .5        (287)         (.1)       (209)          (.1)
 -------------------------------------------------------------------------------------------------------------------------

 Income before income taxes                        11,053          5.2       7,470          3.7       5,807           3.2
 Income taxes                                       4,284          2.0       1,114           .6       2,271           1.2
 -------------------------------------------------------------------------------------------------------------------------
 Net income                                        $6,769          3.2      $6,356          3.1      $3,536           2.0
 =========================================================================================================================

 Earnings per share
 Basic:                                              $.57                     $.54                     $.31
 Diluted:                                            $.54                     $.53                     $.30
 =========================================================================================================================

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company's performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. All years presented represent 52 weeks. A 53-week year occurs periodically.

Year Ended December 29, 2007 Compared to Year Ended December 30, 2006

Revenues. Revenues increased 6.1%, or $12.3 million, for the year ended December 29, 2007 as compared to the prior year (the "comparable prior year period"). Revenues decreased $2.5 million in the IT segment, increased $13.5 million in the Engineering segment, and increased $1.3 million in the Commercial segment. The decrease in IT revenues was attributable a slower demand for the Company's IT services. Management attributes the overall increase to an improvement of the general economy for most of the year and successful marketing and sales efforts.

Cost of Services. Cost of services increased 6.5%, or $9.8 million, for the year ended December 29, 2007 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 75.3% for the year ended December 29, 2007 from 75.0% for the comparable prior year period.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------------------------

Year Ended December 29, 2007 Compared to Year Ended December 30, 2006(Continued)

Selling, General and Administrative. Selling, general and administrative ("SGA") expenses increased 0.4%, or $174,000, for the year ended December 29, 2007 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 19.3% for the year ended December 29, 2007 as compared to 20.4% for the comparable prior year period. This decrease in percentage was primarily attributable to the spreading of fixed operating costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization were essentially unchanged for the year ended December 29, 2007 as compared to the comparable prior year period.

Other Income. Other income consisted of interest income, net of interest expense and gains and losses on foreign currency transactions. For the year ended December 29, 2007, actual interest income of $126,000 was offset by $67,000 of interest expense. The interest income was principally earned from short-term money market deposits. Interest income, net, increased $315,000 for the year ended December 29, 2007 as compared to the comparable prior year period. This increase was primarily due to an increase in interest income, and an overall decrease in interest on the line of credit due to fewer borrowings in the current year, as compared to the comparable prior year period. Gains on foreign currency transactions increased $109,000 because of the strengthening of the Canadian Dollar as compared to the U. S. Dollar during the year ended December 29, 2007. Included in other income was an $800,000 gain from a legal settlement (see footnote 15 to the financial statements).


Income Tax. Income tax expense increased 284.6%, or $3.2 million, for the year ended December 29, 2007 as compared to the comparable prior year period. The increase was primarily attributable to a reversal of $1.3 million of previously accrued income taxes in the year ended December 30, 2006, which related to the potential repayment of tax benefits associated with previously claimed tax deductions claimed from goodwill impairments. This matter was settled during the year ended December 30, 2006. As a result, the effective tax rate was 38.8% for the year ended December 29, 2007 as compared to 14.9% in the year ended December 30, 2006. The effective income tax rate for 2006 without the $1.3 million reversal would have been 32.3%.

Goodwill Impairment. SFAS 142 requires the Company to perform a goodwill impairment test on at least an annual basis. The results of the 2007, 2006 and 2005 impairment testing indicated no impairment to goodwill. There can be no assurance that future goodwill impairment tests will not result in further impairment charges.

Net Income. Net income totaled $6.8 million, or 3.2% of revenue in 2007 as compared to $6.4 million, or 3.1% of revenue in 2006. Included in 2006 was a reversal of $1.3 million of previously accrued income taxes. If the reversal of the accrued income taxes of $1.3 million had not occurred in 2006, net income as a percentage of revenues would have been 2.5%.

Segment Discussion (See Footnote 13)

Information Technology

IT revenues of $99.0 million in 2007 represented a decrease of $2.5 million, or 2.5%, compared to 2006. The decrease in revenue was attributable to a decrease in demand for IT services. EBITDA for the IT segment was $5.9 million, or 51.3% of the overall EBITDA, for 2007 as compared to $6.7 million, or 71.8% of the overall EBITDA, for 2006.

Engineering

Engineering revenues of $71.2 million in 2007 represented an increase of $13.5 million, or 23.5%, compared to 2006. The increase in revenue was attributable to an increase in demand for the Company's engineering services. The Engineering segment EBITDA was $3.9 million, or 33.8% of the overall EBITDA, for 2007 as compared to $1.0 million, or 11.2% of the overall EBITDA, for 2006.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Year Ended December 29, 2007 Compared to Year Ended December 30, 2006(Continued)

Commercial

Commercial revenues of $44.1 million in 2007 represented an increase of $1.2 million, or 2.9%, compared to 2006. The increase in revenue for the Commercial segment was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $1.7 million, or 14.9% of the overall EBITDA, for 2007 as compared to $1.6 million, or 17.0% of the overall EBITDA, for 2006.

Year Ended December 30, 2006 Compared to Year Ended December 31, 2005

Revenues. Revenues increased 11.8%, or $21.3 million, for the year ended December 30, 2006 as compared to the prior year (the "comparable prior year period"). Revenues increased $3.4 million in the IT segment, $9.9 million in the Engineering segment and $7.9 million in the Commercial segment. Management attributes the overall increase to an improvement of the general economy and successful marketing and sales efforts.

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

Selling, General and Administrative. SGA expenses increased 16.3%, or $5.8 million, for the year ended December 30, 2006 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 20.4% for the year ended December 30, 2006 as compared to 19.6% for the comparable prior year period. This increase was primarily attributable to SFAS 123R stock based compensation expense of $910,000 in 2006 compared to $-0- in the comparable prior year period, as well as increased sales costs on higher revenues.

Depreciation and Amortization. Depreciation and amortization increased 25.0%, or $301,000, for 2006 as compared to 2005. This increase was attributable to the amortization of intangibles in the amount of $215,000 incurred subsequent to December 31, 2005, due to acquisitions in late 2005 and early 2006.

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

Income Tax. Income tax expense decreased 50.9%, or $1.2 million, for the year ended December 30, 2006 as compared to the comparable prior year period. The decrease was primarily attributable to a reversal of $1.3 million of previously accrued income taxes, which related to the potential repayment of tax benefits associated with previously claimed tax deductions claimed from goodwill impairments. This matter was settled during the year ended December 30, 2006. This decrease was partially offset by higher taxable income for the year ended December 30, 2006, compared to the comparable prior year period. As a result, the effective tax rate was 14.9% for the year ended December 30, 2006 as compared to 39.1% in the year ended December 31, 2005.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Year Ended December 30, 2006 Compared to Year Ended December 31, 2005(Continued)

Net Income. Net income totaled $6.4 million, or 3.1% of revenue in 2006 as compared to $3.5 million, or 2.0% of revenue in 2005. Included in 2006 was a reversal of $1.3 million of previously accrued income taxes. If the reversal of the accrued income taxes of $1.3 million had not occurred in 2006, net income as a percentage of revenues would have been 2.5%.

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

Commercial

Commercial revenues of $42.9 million in 2006 represented an increase of $7.9 million, or 22.7%, compared to 2005. The increase in revenue for the Commercial segment was attributable to improvement in economic activity within this segment. The Commercial segment EBITDA was $1.6 million, or 17.0% of the overall EBITDA, for 2006 as compared to $1.1 million, or 15.6% of the overall EBITDA, for 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
----------------------------------------------------------------------------

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows:

                                                 Year Ended
(In thousands)                   December 29, 2007        December 30, 2006
---------------------------- -- --------------------- -- --------------------

Operating Activities                          $8,605                  $5,604
Investing Activities                           ($851)                ($3,401)
Financing Activities                            $993                 ($3,527)

Operating Activities

Operating activities provided $8.6 million of cash for the year ended December 29, 2007 as compared to $5.6 million for the comparable 2006 period. The increase in cash provided by operating activities was primarily attributable to increased earnings, a decrease in prepaid expenses and other current assets, a decrease in deferred tax assets, an increase in income taxes payable, an increase in accounts payable and accrued expenses, and a decrease in non-cash charge for stock based compensation expense. These changes were offset by an increase in accounts receivable, and a decrease in payroll and withheld taxes. The Company continues to institute enhanced controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $0.9 million for the year ended December 29, 2007 as compared to $3.4 million for the comparable prior year period. The decrease in the use of cash for investing activities for 2007 as compared to the comparable 2006 period was primarily attributable to decreases in expenditures for property and equipment and in cash used for acquisitions.

Financing Activities

In 2007, financing activities principally consisted of the sale of stock for the employee stock purchase plan of $144,000 and the exercise of stock options with an aggregate exercise price of $849,000. In 2006, financing activities principally consisted of the sale of stock for the employee stock purchase plan of $144,000 and the exercise of stock options with an aggregate exercise price of $229,000 and debt reduction of $3.9 million.

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


The Revolving Credit Facility expires in August 2011. For the year ended December 29, 2007, the Company had minimal borrowing requirements; as a result, the Company incurred $31,000 of unused line fees. The weighted average interest rate under the Revolving Credit Facility for the year ended December 30, 2006 was 9.05%. During 2007 and 2006, the Company's outstanding borrowings ranged from $-0- to $1.5 million and $-0- to $7.1 million, respectively. At December 29, 2007 and December 30, 2006, there were no outstanding borrowings under this facility. At December 29, 2007, there were letters of credit outstanding for $1.6 million. At December 29, 2007, the Company had availability for additional borrowing under the Revolving Credit Facility of $23.4 million.

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

On February 29, 2008, the Company accepted a note receivable from a customer for $6.1 million of which $1.9 million is payable within 12 months and the remaining $4.2 million is payable in 36 monthly installments of $152,000, including principal and interest at 6% per annum through July 2011. The note receivable is collateralized by a second position on all of the customer's accounts receivable as well as the personal guarantees of all its officers. If the note receivable should become impaired because of a default by the debtor, the result could be a material adverse impact on our financial position, liquidity, and results of operations for the period in which a default may occur.

At December 29, 2007, the Company had a deferred tax asset totaling $.7 million, primarily representing the tax effect of an allowance for doubtful accounts and an alternative minimum tax credit carryfoward. The Company expects to utilize the deferred tax asset during the 12 months ending December 27, 2008 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of December 29, 2007 (in thousands):

                                                                 Payments Due by Period
---------------------------------------------------------------------------------------------------------------

                                                        Less Than                                  More Than
                                           Total         1 Year       1-3 Years      3-5 Years      5 Years
---------------------------------------------------------------------------------------------------------------

Long-Term Debt Obligations (1)               $               $             $              $                 $

Operating Lease Obligations                   10,289         3,358         4,653          2,226             52
---------------------------------------------------------------------------------------------------------------

Total                                        $10,289        $3,358        $4,653         $2,226            $52
===============================================================================================================

(1) The Revolving Credit Facility is for $25.0 million and includes a sub-limit of $5.0 million for letters of credit. The agreement expires in August 2011. At December 29, 2007, there were outstanding letters of credit for $1.6 million.








ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)



Significant employment agreements are as follows:

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt, which currently provides for an annual base salary of $550,000 and other customary benefits. In addition, the agreement provides that Mr. Kopyt's annual bonus be based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization. As of December 29, 2007, the agreement expires on February 28, 2010. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The employment agreement is terminable by the Company upon Mr. Kopyt's death or disability, or for "good and sufficient cause," as defined in the agreement.

Termination Benefits Agreement

The Company is party to a Termination Benefits Agreement with its Chief Executive Officer Leon Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 29, 2007, Mr. Kopyt would have been entitled to cash payments of approximately $4.9 million (representing salary and excise tax payments).

Severance Agreement

The Company is party to a Severance Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the "Severance Agreement"). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than "for cause," as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his employment agreement and the Benefits Agreement, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 29, 2007, then under the terms of the Severance Agreement, and after offsetting, any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $3.1 million, inclusive of employee benefits.

Impact of Inflation

Consulting, staffing, and project services are generally priced based on mark-ups on prevailing rates of pay, and as a result are able to generally maintain their relationship to direct labor costs. Permanent placement services are priced as a function of salary levels of the job candidates.

The Company's business is labor intensive; therefore, the Company has a high exposure to increasing healthcare benefit costs. The Company attempts to compensate for these escalating costs in its business cost models and customer pricing by passing along some of these increased healthcare benefit costs to its customers and employees, however, the Company has not been able to pass on all increases. The Company is continuing to review its options to further control these costs, which the Company does not believe are representative of general inflationary trends. Otherwise, inflation has not been a meaningful factor in the Company's operations.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)


New Accounting Standards

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2001. At December 29, 2007, the Company did not have any significant unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company beginning beginning on December 28, 2007.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for the Company beginning beginning on December 28, 2007.

The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 will have on the Company's consolidated financial statements, and has not yet determined if SFAS 159 will be adopted.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces SFAS No. 141, "Business Combinations," requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------------

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 29, 2007, the Company's investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------

The financial statements, together with the report of the Company's Registered Public Accounting Firm, begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------

None.

--------------------------------------------------------------------------
ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management's Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting is set forth in Item 8 of this report and is incorporated herein by reference.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION
----------------------------------------------------------------------------

None.

                                    PART III
-----------------------------------------------------------------------------

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
-----------------------------------------------------------------------------

The information required by Item 10 shall be included in the 2008 Proxy
Statement.

ITEM 11.  EXECUTIVE COMPENSATION
-----------------------------------------------------------------------------

The information required by Item 11 shall be included in the 2008 Proxy
Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

Except as set forth below, the information required by Item 12 shall be included in the 2008 Proxy Statement.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
------------------------------                                                              remaining available for
                                Number of securities to be    Weighted-average exercise      issuance under equity
                                  issued upon exercise of       price of outstanding          compensation plans,
                                  outstanding options,          options, warrants and         excluding securities
                                  warrants and rights           rights                        reflected in column (a)
        Plan category
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (a)                            (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                1,462,000                      $4.10                       728,694
    approved by security
    holders...............
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
    approved by security        ____________________         ____________________            ____________________
    holders...............
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                         1,462,000                      $4.10                       728,694
    Total.................
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
------------------------------------------------------------------------------

The information required by Item 13 shall be included in the 2008 Proxy
Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------------------------------------

The information required by Item 14 shall be included in the 2008 Proxy
Statement.

                                     PART IV
-----------------------------------------------------------------------------

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
-----------------------------------------------------------------------------

     (a) 1. and 2. Financial Statement Schedules -- See "Index to Financial Statements and Schedules" on F-1.

         3. See Item (b) below.

     (b)      Exhibits

     (3)(a) Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1994.

     (3)(b) Certificate of Amendment of Articles of Incorporation; incorporated by reference to Exhibit A to the Registrant's Proxy Statement, dated February 6, 1996, filed with the Securities and Exchange Commission on January 29, 1996.

     (3)(c) Certificate of Amendment of Articles of Incorporation; incorporated by reference to Exhibit B to the Registrant's Proxy Statement, dated February 6, 1996, filed with the Securities and Exchange Commission on January 29, 1996.

     (3)(d) Amended and Restated Bylaws; incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997, filed with the Securities and Exchange Commission on June 13, 1997.

     (3)(e)   Amendment No. 3 to Amended and Restated Bylaws (filed herewith).

     (4)(a) Registration Rights Agreement, dated March 11, 1996, by and between RCM Technologies, Inc. and the former shareholders of The Consortium; incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report on Form 8-K dated March 19, 1996, filed with the Securities and Exchange Commission on March 20, 1996.

   * (10)(a)  RCM Technologies, Inc. 1992 Incentive Stock Option Plan;
              incorporated by reference to Exhibit A to the Registrant's Proxy Statement, dated March 9, 1992, filed with the Securities and Exchange Commission on March 9, 1992.

     (10)(b) RCM Technologies, Inc. 1994 Non-employee Director Stock Option Plan; incorporated by reference to the appendix to the Registrant's Proxy Statement, dated March 31, 1994, filed with the Securities and Exchange Commission on March 28, 1994.

   * (10)(c) RCM Technologies, Inc. 1996 Executive Stock Option Plan, dated August 15, 1996; incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996, filed with the Securities and Exchange Commission on January 21, 1997 (the "1996 10-K").

   * (10)(d) RCM Technologies, Inc. 2000 Employee Stock Incentive Plan, dated January 6, 2000; incorporated by reference to Exhibit A to the Registrant's Proxy Statement, dated March 3, 2000, filed with the Securities and Exchange Commission on February 28, 2000.

   * (10)(e) Second Amended and Restated Termination Benefits Agreement, dated March 18, 1997, between the Registrant and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-23753), filed with the Securities and Exchange Commission on March 21, 1997.

   * (10)(f) Amended and Restated Employment Agreement, dated November 30, 1996, between the Registrant, Intertec Design, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the 1996 10-K.

----------------------------------------------------------------------------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
----------------------------------------------------------------------------

     (b) Exhibits (Continued)

     (10)(g) Amended and Restated Loan and Security Agreement, dated May 31, 2002, between RCM Technologies, Inc. and all of its Subsidiaries with Citizens Bank of Pennsylvania, as Administrative Agent and Arranger; incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 5, 2002 (the "Second Quarter 2002 10-Q").

   * (10)(h)  Severance Agreement, dated June 10, 2002, between RCM
              Technologies, Inc. and Leon Kopyt; incorporated by reference to
              Exhibit 10a to the Second Quarter 2002 10-Q.

   * (10)(i)  Exhibit A to Severance Agreement General Release;
              incorporated by reference to Exhibit 10b to the Second Quarter 2002 10-Q.

     (10)(j) Amendment and Modification to Amended And Restated Loan and Security Agreement, dated December 30, 2002, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on February 28, 2003, as amended on March 3, 2003 (the "2002 10-K").

     (10)(k) Second Amendment and Modification to Amended And Restated Loan and Security Agreement, dated February 26, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to Exhibit 10(l) to 2002 10-K).

     (10)(l) Third Amendment and Modification to Amended And Restated Loan and Security Agreement, dated October 1, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to Exhibit 99.H to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 6, 2003.

     (10)(m) Fourth Amendment and Modification to Amended And Restated Loan and Security Agreement, dated July 23, 2004, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to
              Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, filed with the Securities and Exchange Commission on August 5, 2004.

     (10)(n) Fifth Amendment and Modification to Amended and Restated Loan and Security Agreement dated August 7, 2006, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to
              Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 , filed with the Securities and Exchange Commission on August 10, 2006.

   * (10)(o)  Amendment No. 1, dated December 12, 2007, to the Amended and Restated Employment Agreement, entered into on November 30, 1996, between Leon Kopyt and RCM Technologies, Inc.; incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 12, 2007, filed with the Securities and Exchange Commission on December 12, 2007 (the "December 2007 8-K").

   * (10)(p)  Amendment No. 1, dated December 12, 2007, to the Second
              Amended and Restated Termination Benefits Agreement, made March 18, 1997, between Leon Kopyt and RCM Technologies, Inc.; incorporated by reference to Exhibit 10.2 to the December 2007 8-K.

   * (10)(q)  Amendment No. 1, dated December 12, 2007, to the Severance
              Agreement, entered into on June 12, 2002, between Leon Kopyt and RCM Technologies, Inc.; incorporated by reference to
              Exhibit 10.3 to the December 2007 8-K.

-----------------------------------------------------------------------------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT (CONTINUED)
-----------------------------------------------------------------------------

     (b) Exhibits (Continued)

   * (10)(r)   Compensation Arrangements for Named Executive Officers.
              (Filed herewith)

   * (10)(s)   Compensation Arrangements for Directors.
              (Filed herewith)

   * (10)(t)  The RCM Technologies, Inc. 2007 Omnibus Equity
              Compensation Plan; incorporated by reference to Annex A to the Registrant's Proxy Statement, dated April 20, 2007, filed with the Securities and Exchange Commission on April 19, 2007.

     (11)     Computation of Earnings (loss) Share. (Filed herewith)

     (21)     Subsidiaries of the Registrant. (Filed herewith)

     (23)     Consent of Grant Thornton LLP. (Filed herewith)

     31.1     Certifications of Chief Executive Officer Required by
              Rule 13a-14(a) of the Securities Exchange Act of 1934,as amended. (Filed herewith)

     31.2     Certifications of Chief Financial Officer Required by
              Rule 13a-14(a) of the Securities Exchange Act of 1934,as amended. (Filed herewith)

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


                                    RCM Technologies, Inc.


     Date:  March 13, 2008          By:  /s/ Leon Kopyt
                                    -----------------
                                   Leon Kopyt
                                   Chairman, President, Chief Executive
                                   Officer and Director


     Date:  March 13, 2008          By:  /s/ Stanton Remer
                                    -------------------
                                    Stanton Remer
                                    Executive  Vice   President,
                                    Chief  Financial   Officer,   Treasurer,
                                    Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date:  March 13, 2008         /s/ Leon Kopyt
                                   --------------------------------
                                   Leon Kopyt
                                   Chairman,  President, Chief Executive
                                   Officer (Principal Executive Officer)
                                   and Director


     Date:  March 13, 2008         /s/ Stanton Remer
                                   -------------------------------
                                   Stanton Remer
                                   Executive Vice President,  Chief Financial
                                   Officer,  Treasurer,  Secretary
                                   (Principal Financial and Accounting Officer)
                                   and Director


     Date:  March 13, 2008         /s/ Norman S. Berson
                                   ---------------------
                                   Norman S. Berson
                                   Director


     Date:  March 13, 2008         /s/ Robert B. Kerr
                                   -------------------
                                   Robert B. Kerr
                                   Director


     Date:  March 13, 2008         /s/ Lawrence Needleman
                                   -----------------------
                                   Lawrence Needleman
                                   Director

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                   Page
        -------------------------------------------------------------------------------------- --- ---------

        Consolidated Balance Sheets, December 29, 2007 and December 30, 2006                       F-2

        Consolidated Statements of Income, Years Ended December 29, 2007,
           December 30, 2006 and December 31, 2005                                                 F-4

        Consolidated Statements of Changes in Stockholders' Equity and Consolidated
           Statements of Comprehensive Income, Years Ended December 29, 2007,
           December 30, 2006 and December 31, 2005                                                 F-6

        Consolidated Statements of Cash Flows, Years Ended December 29, 2007,
           December 30, 2006 and December 31, 2005                                                 F-7

        Notes to Consolidated Financial Statements                                                 F-9

        Management's Report on Internal Control Over Financial Reporting                           F-30

        Report of Independent Registered Public Accounting Firm                                    F-32

        Schedules I and II                                                                         F-33



                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     December 29, 2007 and December 30, 2006
-----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
-----------------------------------------------------------------------------


                                     ASSETS


                                                                            December 29,          December 30,
                                                                                2007                  2006
-----------------------------------------------------------------------------------------------------------------

Current assets
   Cash and cash equivalents                                                       $11,642                $2,449
   Accounts receivable, net of allowance for doubtful accounts of  $1,583 and $1,672 in fiscal 2007
      and 2006, respectively                                                        45,468                48,141
   Long term receivable - current portion                                            1,893
   Prepaid expenses and other current assets                                         1,493                 1,716
   Deferred tax assets                                                                 711                 3,185
-----------------------------------------------------------------------------------------------------------------

      Total current assets                                                          61,207                55,491
-----------------------------------------------------------------------------------------------------------------

Property and equipment, at cost
   Equipment and leasehold improvements                                              9,407                10,087
   Less: accumulated depreciation and amortization                                   5,178                 5,695
-----------------------------------------------------------------------------------------------------------------

                                                                                     4,229                 4,392
-----------------------------------------------------------------------------------------------------------------

Other assets
   Long term receivable                                                              4,216
   Deposits                                                                            125                   159
   Goodwill                                                                         39,588                39,329
   Intangible assets, net of accumulated amortization
      of $726 and $406 in fiscal 2007 and 2006, respectively                           349                   669
-----------------------------------------------------------------------------------------------------------------

                                                                                    44,278                40,157
-----------------------------------------------------------------------------------------------------------------

      Total assets                                                                $109,714              $100,040
=================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                     December 29, 2007 and December 30, 2006
-----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
-----------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            December 29,          December 30,
                                                                                2007                  2006
----------------------------------------------------------------------------------------------------------------
Current liabilities
   Accounts payable and accrued expenses                                           $8,005                $7,317
   Accrued compensation                                                             7,418                 8,122
   Payroll and withheld taxes                                                       1,087                 1,146
   Income taxes payable                                                             1,156                    62
----------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                   17,666                16,647
----------------------------------------------------------------------------------------------------------------


Stockholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, $0.05 par value; 40,000,000 shares authorized; 12,058,689 and
       11,822,126 shares issued and outstanding
       at December 29, 2007 and December 30, 2006, respectively                       603                   591
    Additional paid-in capital                                                    102,951               101,559
    Accumulated other comprehensive income                                          1,484                 1,002
    Accumulated deficit                                                           (12,990)              (19,759)
----------------------------------------------------------------------------------------------------------------

                                                                                   92,048                83,393
----------------------------------------------------------------------------------------------------------------




       Total liabilities and stockholders' equity                                $109,714              $100,040
================================================================================================================

                                      F-3
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
----------------------------------------------------------------------------



                                                            December 29,         December 30,           December 31,
                                                                2007                 2006                   2005
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Revenues                                                         $214,209             $201,920               $180,618

Cost of services(1)                                               161,233              151,412                137,935
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Gross profit                                                       52,976               50,508                 42,683
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Operating costs and expenses
   Selling, general and administrative(2)                          41,418               41,244                 35,461
   Depreciation                                                     1,122                1,197                  1,111
   Amortization                                                       320                  310                     95
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------
                                                                   42,860               42,751                 36,667
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Operating income                                                   10,116                7,757                  6,016
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Other income (expense)
   Interest income (expense), net                                      59                 (256  )                 (221)
   Gain (loss) on foreign currency transactions                        78                  (31  )                   12
   Legal settlement                                                   800
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------
                                                                      937                 (287  )                 (209)
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Income before income taxes                                         11,053                7,470                   5,807

Income tax expense                                                  4,284                1,114                   2,271
------------------------------------------------------- -- --------------- -- -- -------------- --- -- ---------------

Net income                                                         $6,769               $6,356                  $3,536
======================================================= == =============== == == ============== === == ===============

(1) Includes stock based compensation expense of $22 and $46 for the years ended December 29, 2007 and December 30, 2006, respectively.

(2) Includes stock based compensation expense of $389 and $910 for the years ended December 29, 2007 and December 30, 2006, respectively.

   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
-----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
-----------------------------------------------------------------------------



                                                        December 29,         December 30,          December 31,
                                                            2007                 2006                  2005
--------------------------------------------------- --- ------------- --- -- -------------- --- -- --------------

Basic earnings per share
--------------------------------------------------- --- ------------- --- -- -------------- --- -- --------------
   Net income                                                   $.57                  $.54                  $.31
=================================================== === ============= === == ============== === == ==============

Weighted average number of common shares
   outstanding                                            11,970,042            11,773,301            11,456,757


Diluted earnings per share
--------------------------------------------------- --- ------------- --- -- -------------- --- -- --------------
   Net income                                                   $.54                  $.53                  $.30
=================================================== === ============= === == ============== === == ==============

Weighted average number of common and common equivalent
  shares outstanding (includes dilutive securities
  relating to options of 514,597 in 2007, 261,364 in 2006
  and 274,834 in 2005)                                    12,484,639            12,034,665            11,731,591



                                      F-5
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
-----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
-----------------------------------------------------------------------------


                                                                                      Accumulated
                                                                    Additional           Other
                                            Common Stock              Paid-in        Comprehensive       Accumulated
                                        Shares         Amount         Capital           Income             Deficit            Total
----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2005                11,383,470         $569           $98,291              $736         ($29,651 )      $69,945
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of stock under employee
  stock purchase plan                       38,941            2               144                                               146
Exercise of stock options                  205,850           10               843                                               853
Issuance of common stock and
 stock  options in connection with
  acquisition                              100,000            5               957                                               962
Translation adjustment                                                                          246                             246
Net income                                                                                                     3,536          3,536
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005              11,728,261          586           100,235               982          (26,115 )       75,688
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of stock under employee
  stock purchase plan                       33,770            2               142                                               144
Exercise of stock options                   60,095            3               226                                               229
Translation adjustment                                                                           20                              20
Stock based compensation expense                                              956                                               956
Net income                                                                                                     6,356          6,356
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 30, 2006              11,822,126          591           101,559             1,002          (19,759 )       83,393
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of stock under employee
  stock purchase plan                       28,563            1               143                                               144
Exercise of stock options                  208,000           11               838                                               849
Translation adjustment                                                                          482                             482
Stock based compensation expense                                              411                                               411
Net income                                                                                                     6,769          6,769
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 29, 2007              12,058,689         $603          $102,951            $1,484         ($12,990 )      $92,048
===================================================================================================================================


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005


                                                  December 29,      December 30,        December 31,
                                                      2007              2006                2005
         ----------------------------------------------------------------------------------------------

         Net income                                      $6,769            $6,356               $3,536
         Foreign currency translation
           adjustment                                       482                20                  246
         ----------------------------------------------------------------------------------------------
         Comprehensive income                            $7,251            $6,376               $3,782
         ==============================================================================================


                                      F-6
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
------------------------------------------------------------------------------


                                                    December 29,         December 30,         December 31,
                                                        2007                 2006                 2005
-------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:

  Net income                                                $6,769               $6,356               $3,536
-------------------------------------------------------------------------------------------------------------

  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                          1,449                1,508                1,206
      Provision for allowance on accounts
        receivable                                             (89)                (120)                 (70)
      Stock based compensation expense                         411                  956
      Deferred taxes                                         2,474                  827                  952
      Changes in assets and liabilities:
        Accounts and note receivable                        (3,030)              (3,144)              (4,342)
        Restricted cash                                                           8,572                 (276)
        Prepaid   expenses  and  other   current
         assets                                                244                1,132                  (50)
        Accounts payable and accrued expenses                  118               (7,665)               1,449
        Accrued compensation                                  (780)               1,086                  321
        Payroll and withheld taxes                             (87)                 277                 (233)
        Income taxes payable                                 1,126               (4,181)               1,104
-------------------------------------------------------------------------------------------------------------

  Total adjustments                                          1,836                 (752)                  61
-------------------------------------------------------------------------------------------------------------


Net cash  provided by operating activities                  $8,605               $5,604               $3,597
-------------------------------------------------------------------------------------------------------------


                                       F-7
   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
-----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
-----------------------------------------------------------------------------



                                                           December 29,         December 30,         December 31,
                                                               2007                 2006                 2005
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Cash flows from investing activities:
  Property and equipment acquired                                  ($625  )           ($1,569  )             ($558 )
  Decrease (increase)  in deposits                                    33                    9                  (29 )
  Cash paid for acquisitions, net of cash acquired                  (259  )            (1,840  )            (1,896 )
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Net cash used in investing activities                               (851  )            (3,400  )            (2,483 )
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Cash flows from financing activities:
  Net repayments of line of credit                                                     (3,900  )            (1,000 )
  Issuance of stock for employee stock purchase plan                 144                  144                  146
  Exercise of stock options                                          849                  229                  853
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Net cash provided by (used in)  financing activities                 993               (3,527  )                (1 )
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Effect of exchange rate changes on cash
 and cash equivalents                                                446                   11                  246
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Net increase (decrease) in cash
 and cash equivalents                                              9,193               (1,312  )             1,359

Cash and cash equivalents at beginning of year                     2,449                3,761                2,402
------------------------------------------------------ -- --------------- -- -- -------------- -- -- --------------

Cash and cash equivalents at end of year                         $11,642               $2,449               $3,761
====================================================== == =============== == == ============== == == ==============


Supplemental cash flow information:
  Cash paid for:
    Interest                                                        $162                 $723                 $333
    Income taxes                                                    $737               $4,060                 $423

   The accompanying notes are an integral part of these financial statements.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
----------------------------------------------------------------------------

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

     Fiscal Periods

     The reporting period for the Company is the Saturday closest to the last day in December. Fiscal years 2007, 2006 and 2005 represent the 52 weeks ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

     Cash and Cash Equivalents

     The Company considers its holdings of highly liquid money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value.

     The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions. At December 29, 2007 and December 30, 2006, $3.9 million and $1.3 million, respectively of cash and cash equivalents were held in Canadian banks.

     Fair Value of Financial Instruments

     The Company's carrying value of financial instruments, consisting primarily of accounts receivable, which approximates fair value. The Company does not have any off-balance sheet financial instruments. The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
-----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
-----------------------------------------------------------------------------

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

     Goodwill

     Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reporting unit, as of November 30, 2007, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test as of November 30, 2007 and identified no impairments. Goodwill at December 29, 2007 and December 30, 2006 was $39.6 and $39, respectively.

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

     Software

     In accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company capitalized approximately $135, $563 and $269, respectively, of software costs in accordance with SOP 98-1.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
-----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
-----------------------------------------------------------------------------

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

     At December 29, 2007 and December 30, 2006 there were $8.4 million and $8.5 million of unbilled receivables included in accounts receivable.

     Concentration

     During 2007, one customer accounted for 10.8% of the Company's revenues and 16.4% of the Company's accounts and notes receivable. No other customer accounted for 10% or more of the Company's revenues. The Company's five and ten largest customers accounted for approximately 29.9% and 38.3%, respectively, of the Company's revenues for 2007.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Concentration (Continued)

     During 2006, one customer accounted for 11.4% of the Company's revenues and 17.5% of the Company's accounts receivable. No other customer accounted for 10% or more of the Company's revenues. The Company's 5 and 10 largest customers accounted for approximately 25.2% and 34.6%, respectively, of the Company's revenues for 2006.

     During 2005, the Company's largest customer accounted for 8.8% of the Company's revenues. At December 31, 2005, the accounts receivable due from the largest customer was $7.7 million. The Company's 5 and 10 largest customers accounted for approximately 26.3% and 35.6%, respectively, of the Company's revenues for 2005.

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

     The number of common shares used to calculate basic and diluted earnings per share for 2007, 2006 and 2005 was determined as follows:

                                                Year Ended         Year Ended         Year Ended
                                               December 29,       December 30,       December 31,
                                                   2007               2006               2005
      ------------------------------------ -- --------------- -- ---------------- -- --------------
      Basic average shares outstanding            11,970,042          11,773,301        11,456,757
      Dilutive effect of stock options               514,597             261,364           274,834
      ------------------------------------ -- --------------- -- ---------------- -- --------------

      Dilutive shares                             12,484,639          12,034,665        11,731,591
      ==================================== == =============== == ================ == ==============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Per Share Data (Continued)

     Options to purchase 1,462,000 shares of common stock at prices ranging from $3.00 to $9.81 per share were outstanding as of December 29, 2007. There were 35,000 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price for the year ended December 29, 2007.

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

     Stock - Based Compensation

     At December 29, 2007, the Company had five stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for stock based compensation awards pursuant to these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25") and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). No stock-based compensation expense related to stock options was recorded in periods prior to January 1, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company disclosed the pro forma effects on net earnings, assuming compensation cost had been recognized, in all prior periods. The Company measures the fair value of stock options, if and when granted, based upon the closing market price of the Company's common stock on the date of grant. All grants typically vest over a three-year period and expire within 10 years of issuance. Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)") using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 and 2007 included:
     (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), adjusted for estimated forfeitures. The straight-line recognition method is used to recognize compensation expense associated with stock-based payments that are subject to graded vesting based on service conditions.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
------------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock - Based Compensation (Continued)

     Stock-based compensation expense of $0.4 million, or $0.03 per diluted share, and of $1 million, or $0.08 per diluted share, was recognized for the year ended December 29, 2007 and December 30, 2006, respectively.

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation
     (in  thousands,  except per share amounts) for fiscal year ended
     December 31, 2005.

      Net income, as reported                                  $3,536

      Less:  stock-based compensation costs
        determined under fair value based
        method for all awards                                     692

      Net income, pro forma                                    $2,844

      Earnings per share of common
        stock-basic:
         As reported                                             $.31
         Pro forma                                               $.25

      Earnings per share of common
        stock-diluted:
         As reported                                             $.30
         Pro forma                                               $.24


     The pro-forma compensation cost using the fair value-based method under SFAS No. 123R includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during 2007, 2006 and 2005 has been estimated using the following assumptions:

                                      Year Ended        Year Ended       Year Ended
                                     December 29,       December 30,     December 31,
                                         2007              2006             2005
---------------------------------------------------------------------------------------
Weighted average risk-free
   interest rate                              4.91%             4.90%            3.91%
Expected term of option                     5 years           5 years          5 years
Expected stock price volatility                 58%               56%              58%
Expected dividend yield                         -                -                 -
Annual forfeiture rate                        29.8%            22.30%            5.88%
Weighted-average per share
   value granted                             $4.96             $2.44            $2.51

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock - Based Compensation (Continued


     Expected volatility is based on the historical volatility of the price of the Company's common stock since December 29, 2002. The Company uses historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model.

     There were options to purchase 40,000 and 12,000 shares of common stock granted during the years 2007 and 2006, respectively. The stock-based compensation expense attributable to the 40,000 and 12,000 options was $15 and $5 for fiscal years 2007 and 2006, respectively.

     As of December 29, 2007, the Company had approximately $0.2 million of total unrecognized compensation cost related to non-vested awards granted under our various stock-based plans, which is expected to be recognized over a weighted-average period of one year. These amounts do not include the cost of any additional options that may be granted in future periods nor any changes in the Company's forfeiture rate.

     The Company received cash from options exercised during the fiscal years 2007 and 2006 of $849 and $229, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

     Advertising Costs

     Advertising costs are expensed as incurred. Total advertising expense was $1,039, $1,080 and $884 for the fiscal years 2007, 2006 and 2005, respectively.

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

     The Company uses estimates to calculate an allowance for doubtful accounts on its accounts receivables. These estimates can be significant to the operating results and financial position of the Company.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      ears Ended December 29, 2007, December 30, 2006 and December 30, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New Accounting Standards

     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2001. At December 29, 2007, the Company did not have any significant unrecognized tax benefits.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for the Company beginning after November 15, 2007.

     The Company is currently evaluating the impact, if any that the adoption of SFAS 157 and 159 will have on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces SFAS No. 141, "Business Combinations," requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008.

2.   NOTE RECEIVABLE

On February 29, 2008, the Company accepted a note receivable from a customer for $6.1 million of which $1.9 million is payable within 12 months and the remaining $4.2 million is payable in 36 monthly installments of $152,000, including principal and interest at 6% per annum through July 2011. The note receivable is collateralized by a second position on all of the customer's accounts receivable as well as the personal guarantees of all its officers.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 30, 2005
-----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
-----------------------------------------------------------------------------

3.   ACQUISITION

     On April 17, 2006, the Company purchased the operating assets of Techpubs, LLC ("Techpubs"), a Rhode Island limited liability company. Techpubs is a specialty provider of engineering services. The acquisition has been accounted for in accordance with Statement of SFAS No. 141 "Business Combinations." Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the date of acquisition and are included in the Engineering segment.

     The purchase consideration at closing consisted of $0.6 million in cash and $0.3 million of deferred consideration contingent upon achieving certain base levels of operating income for each of the three 12 month periods following the purchase.

     The acquisition was accounted for in accordance with SFAS No. 141, "Business Combinations."

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

     The following (unaudited) results of operations have been prepared assuming the Techpubs acquisition had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisition of Techpubs occurred as of the beginning of the periods presented.

                                       Fifty-Two
                                      Weeks Ended          Fifty-Two            Fifty-Two
                                     December 29,         Weeks Ended          Weeks Ended
                                         2007             December 30,        December 31,
           Amounts                      Actual                2006                2005
                                                          (Unaudited)          (Unaudited)
 ---------------------------    ----------------    -----------------    ----------------
     Revenues                              $214,209             $202,220            $187,275
     Operating income                        10,116                7,814               6,993
     Net income                              $6,679               $6,376              $4,043
     Earnings per share                       $0.54                $0.53               $0.34


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 30, 2005
  ---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
-----------------------------------------------------------------------------


4.   PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following:

                                                   December 29,        December 30,
                                                       2007                2006
      ------------------------------------------------------------------------------
      Equipment and furniture                             $1,102             $1,595
      Computers and systems                                7,315              7,590
      Leasehold improvements                                 990                902
      ------------------------------------------------------------------------------
                                                           9,407             10,087
      Less: accumulated depreciation and
         amortization                                      5,178              5,695
      ------------------------------------------------------------------------------

                                                          $4,229             $4,392
      ==============================================================================

     The Company writes off fully depreciated assets each year. In fiscal 2007, 2006 and 2005, the write offs were $1,407, $1,243 and $881, respectively.

5.   GOODWILL AND INTANGIBLES

     SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. Goodwill at December 29, 2007 and December 30, 2006 was $39.6 million and $39.3 million, respectively. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

     The results of the 2007, 2006 and 2005 impairment testing indicated no impairment of goodwill.

     The changes in the carrying amount of goodwill for the years ended December 29, 2007 and December 30, 2006 are as follows:


                                                    Information
                                                    Technology       Engineering       Commercial         Total
      ---- ----------------------------------- --- -------------- -- ------------- -- ------------- -- ------------
      Balance as of December 31, 2005                    $30,132           $7,528                           $37,660

           Goodwill acquired during the year               1,218              451                             1,669
      ---- ----------------------------------- --- -------------- -- ------------- -- ------------- -- -------------

      Balance as of December 30, 2006                     31,350            7,979                            39,329

           Goodwill acquired during the year                                  259                               259
      ---- ----------------------------------- --- -------------- -- ------------- -- ------------- -- -------------

      Balance as of December 29, 2007                    $31,350           $8,238                           $39,588
      ======================================== === ============== == ============= == ============= == =============

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 30, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

5.     GOODWILL AND INTANGIBLES (CONTINUED)

     The following table reflects the components of intangible assets, excluding goodwill:

                                                December 29, 2007                   December 30, 2006
      ---------------------------------- -------------------------------- -- ---------------------------------
                                            Gross         Accumulated           Gross          Accumulated
                                           Carrying                            Carrying
                                            Amount        Amortization          Amount         Amortization
      ---------------------------------- ------------- -- --------------- -- ------------- --- ---------------
      Definite-lived intangible assets
        Non-compete agreements                   $145                $64             $145                 $35
        Customer relationships                    930                662              930                 371
      ---------------------------------- ------------- -- --------------- -- ------------- --- ---------------

         Total                                 $1,075               $726           $1,075                $406
      ================================== ============= == =============== == ============= === ===============

     The estimated useful lives of the intangibles ranges from 3 to 5 years.

     Amortization of the definite-lived intangible assets is as follows:

         Year            Amount
     -------------- - --------------
              2008             $233
              2009               57
              2010               49
              2011               10
     -------------- - --------------
                               $349
     ============== = ==============


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

     The Revolving Credit Facility expires in August 2011. For the year ended December 29, 2007, the Company had essentially minimal borrowing requirements; as a result, the Company incurred $31,000 of unused line fees. The weighted average interest rate under the Revolving Credit Facility for the year ended December 30, 2006 was 9.05%. During 2007 and 2006, the Company's outstanding borrowings ranged from $-0- to $1.5 million and $-0- to $7.1 million, respectively. At December 29, 2007 and December 30, 2006, there were no outstanding borrowings under this facility. At December 29, 2007, there were letters of credit outstanding for $1.6 million. At December 29, 2007, the Company had availability for additional borrowing under the Revolving Credit Facility of $23.4 million.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

7.   STOCK BASED COMPENSATION

     Common Stock Reserved

     Unissued shares of common stock were reserved for the following purposes:

                                              December 29,       December 30,
                                                  2007               2006
      -------------------------------------------------------------------------
      Exercise of options outstanding              1,462,000         1,768,000
      Future grants of options                       728,694            29,194
      -------------------------------------------------------------------------

      Total                                        2,190,694         1,797,194
      =========================================================================

     Incentive Stock Option Plans

     1992 Incentive Stock Option Plan (the 1992 Plan)

     The 1992 Plan, approved by the Company's stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of December 29, 2007, options to purchase 68,455 shares of common stock were outstanding.

     1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

     The 1994 Plan, approved by the Company's stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. As of December 29, 2007, options to purchase 50,000 shares of common stock were outstanding.

     1996 Executive Stock Option Plan (the 1996 Plan)

     The 1996 Plan, approved by the Company's stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of December 29, 2007, options to purchase 869,045 shares of common stock were outstanding.

     2000 Employee Stock Incentive Plan (the 2000 Plan)

     The 2000 Plan, approved by the Company's stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of December 29, 2007, options to purchase 28,694 shares of common stock were available for future grants, and options to purchase 474,500 shares of common stock were outstanding.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

7.   STOCK BASED COMPENSATION (CONTINUED)

     Incentive Stock Option Plans (Continued)

     2007 Omnibus Equity Compensation Plan (the 2007 Plan)

     The 2007 Plan, approved by the Company's stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards. No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of December 29, 2007, options to purchase 700,000 shares of common stock were available for future grants, and there were no options to purchase shares of common stock outstanding.

     Transactions related to all stock options are as follows:

                                   Year          Weighted-         Year          Weighted-         Year         Weighted-
                                   Ended          Average         Ended           Average         Ended          Average
                               December 29,      Exercise      December 30,      Exercise      December 31,     Exercise
                                   2007            Price           2006            Price           2005           Price
  -------------------------------------------------------------------------------------------------------------------------
  Outstanding options               1,768,000         $4.34        1,935,483          $4.34        1,183,583         $4.03
    at beginning of year
  Granted                              40,000          9.29           12,000           6.12        1,003,000          4.67
  Cancelled                          (138,000 )        4.70         (119,388 )         4.68          (45,250 )        4.62
  Exercised                          (208,000 )        4.08          (60,095 )         3.82         (205,850 )        4.15
  -------------------------------------------------------------------------------------------------------------------------
  Outstanding options               1,462,000         $4.48        1,768,000          $4.34        1,935,483         $4.34
    at end of year
  =========================================================================================================================

  Exercisable options
    at end of year                    904,000         $4.10        1,005,000          $4.00          770,150         $3.91
  =========================================================================================================================
  Option grant price                    $3.00                          $3.00                           $3.00
    per share                        to $9.81                       to $7.04                        to $7.04

     The following table summarizes information about stock options outstanding at December 29, 2007:

--------------- --------------------------------------------------------------
                                              Weighted-Average
   Range of              Number of             Remaining                 Weighted-Average
   Exercise             Outstanding           Contractual Life           Exercise Price
    Prices               Options
--------------- -----------------------------------------------------------------------
   $3.00 - $4.40          954,500                 6.06 years                  $4.00
   $4.70 - $6.91          472,500                 5.77 years                  $5.06
   $9.18                   35,000                 9.55 years                  $9.62

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

7.   STOCK BASED COMPENSATION (CONTINUED)

     Employee Stock Purchase Plan

     The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the year ended December 29, 2007, there were 28,563 shares issued under the Purchase Plan for net proceeds of $144. As of December 29, 2007, there were 196,625 shares available for issuance under the Purchase Plan.

8.   RETIREMENT PLANS

     Profit Sharing Plan

     The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees. The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company at the discretion of the Board of Directors may make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for years ended December 29, 2007, December 30, 2006 and December 31, 2005 were $287, $251 and $100, respectively.

9.   COMMITMENTS

     Employment Agreement

     The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt ("Mr. Kopyt"), which currently provides for an annual base salary of $550 and other customary benefits. In addition, the agreement provides that Mr. Kopyt's annual bonus is based on EBITDA, defined as earnings before interest, taxes, depreciation, and amortization. As of December 29, 2007, the agreement expires on February 28, 2009. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The employment agreement is terminable by the Company upon Mr. Kopyt's death or disability, or for "good and sufficient cause," as defined in the agreement.

     Termination Benefits Agreement

     The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the "Benefits Agreement"). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term"). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 29, 2007, Mr. Kopyt would have been entitled to cash payments of approximately $4.9 million (representing salary and excise tax payments).

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

9.   COMMITMENTS (CONTINUED)

     Severance Agreement

     The Company is party to a Severance Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the "Severance Agreement"). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt's employee benefits for a specified time after his service with the Company is terminated other than "for cause," as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 29, 2007, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $3.1 million, inclusive of employee benefits.

     Operating Leases

     The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through April 2013. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms in excess of one year, exclusive of operating escalation charges, are as follows (in thousands):

                             Year ending December 31,              Amount
                                 (In thousands)
                             --------------------------------------------------
                                      2008                              $3,358
                                      2009                               2,782
                                      2010                               1,871
                                      2011                               1,498
                                      2012                                 728
                                      Thereafter                            52
                             --------------------------------------------------
                                      Total                            $10,289
                             ==================================================

     Rent expense for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $3,801, $3,941, and $3,514, respectively.

     The Company subleases space to other tenants at various office locations under cancelable lease agreements. During fiscal 2007, 2006 and 2005 revenues of approximately $417, $114, and $22, respectively, were recognized under these leasing arrangements.

10.  RELATED PARTY TRANSACTIONS

     A director of the Company is a shareholder in a law firm that has rendered various legal services to the Company. Fees paid to the law firm have not been significant.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
----------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
----------------------------------------------------------------------------

11.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                       Year Ended           Year Ended         Year Ended
                                                      December 29,          December 30,       December 31,
                                                          2007                  2006               2005
      ----------------------------------------------------------------------------------------------------
      Current
        Federal                                               $162                                   $930
        State and local                                        756                 $259               511
        Foreign                                                864                   27              (123)
      ----------------------------------------------------------------------------------------------------

                                                             1,782                  286             1,319
      ----------------------------------------------------------------------------------------------------
      Deferred
         Federal                                             2,518                  704               809
         State and local                                       (16)                 124               143
      ----------------------------------------------------------------------------------------------------

                                                             2,502                  828               952
      ----------------------------------------------------------------------------------------------------

      Total                                                 $4,284               $1,114            $2,271
      ====================================================================================================

     The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

                                                   December 29,         December 30,       December 31,
                                                       2007                 2006               2005
      ----------------------------------------------------------------------------------------------------
      Tax at statutory rate (credit)                          34.0%                34.0%             34.0%
      State income taxes, net of Federal
        income tax benefit                                     4.4                  6.2               5.7
      Stock compensation expense                               1.3                  4.3
      Foreign income tax effect                                 .5                  1.3               2.9
      Deductible amortization                                 (2.3)                (3.3)             (4.1)
      Federal tax audit adjustment
      (see penultimate paragraph footnote 11)                                     (27.4)
      Non-deductible charges                                    .9                  1.3              (2.4)
      Other, net                                                                   (1.5)              3.0
      ----------------------------------------------------------------------------------------------------
      Total income tax expense                                38.8%                14.9%             39.1%
      ====================================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

11.   INCOME TAXES (CONTINUED)

      At December 29, 2007 and December 30, 2006, deferred tax assets and liabilities consist of the following:

                                               December 29,       December 30,
      ------------------------------------         2007               2006
      Deferred tax assets:
      ------------------------------------------------------------------------
      Loss carryforwards                                 $135           $2,880
      Allowance for doubtful accounts                     633              669
      Alternative minimum tax credits                     162
      Reserves and accruals                               146              196
      Litigation reserve                                  106               59
      ------------------------------------------------------------------------
                                                        1,182            3,804
      ------------------------------------------------------------------------
      Deferred tax liabilities:
      Prepaid expense deferral                           (471)            (592)
      Miscellaneous                                                        (27)
      ------------------------------------------------------------------------
                                                         (471)            (619)
      ------------------------------------------------------------------------
      Net deferred tax assets                            $711           $3,185
      ========================================================================

     As of December 31, 2002, the Company had accrued approximately $2.5 million for income tax liabilities, which related to the potential repayment of tax benefits associated with previously claimed tax deductions claimed from goodwill impairments. On June 8, 2006, the goodwill impairment deductions of approximately $13.5 million were disallowed by the Internal Revenue Service as a deduction in the December 31, 2002 income tax return. Based upon the methodology applied by the Internal Revenue Service, these deductions are best substantiated by facts and circumstances arising during 2005 and therefore the deductions are included in the December 31, 2005 federal income tax return. This reclassification of the deduction from the year ended December 31, 2002 to the year ended December 31, 2005 results in the reversal of the income tax reserve of approximately $1.3 million, of which approximately $1.0 million was recorded in the three months ended July 1, 2006. Additionally, the remaining reserve primarily covered interest of approximately $0.7 million and a net operating loss disallowance of approximately $0.4 million, which were paid during 2006. The full impact is included in the statement of income for the year ended December 30, 2006.

     The deferred tax asset relating to the net operating loss carryforward represents the tax effect of a federal net operating loss carryforward of approximately $0.4 million expiring in the year 2026.

     Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

     The total amount of interest and penalties recognized in the statements of income for each of the years in the three-year period ended December 29, 2007 was insignificant and when incurred is reported as interest expense.

     The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

12.  INTEREST INCOME, NET OF INTEREST EXPENSE

     Interest expense, net of interest income consisted of the following:

                           December 29,     December 30,     December 31,
                               2007             2006             2005
     -----------------------------------------------------------------------
     Interest expense                ($67)           ($539)           ($568)
     Interest income                  126              283              347
     -----------------------------------------------------------------------
                                      $59            ($256)           ($221)
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

                                    Information
  Fiscal 2007                        Technology       Engineering       Commercial        Corporate        Total
  ------------------------------ - --------------- - -------------- -- -------------- -- ------------ - ------------

  Revenue                                 $98,951          $71,156           $44,102                        $214,209

  Operating expenses (1) (2)               93,019           67,245            42,387                         202,651
  ------------------------------ - --------------- - -------------- -- -------------- -- ------------ - ------------

  EBITDA  ((3))                             5,932            3,911             1,715                          11,558

  Depreciation                                503              462               157                           1,122

  Amortization of intangibles                 286               34                                               320
  ------------------------------ - --------------- - -------------- -- -------------- -- ------------ - ------------

  Operating income                          5,143            3,415             1,558                          10,116

  Interest income, net of
  interest expense                            (30  )           (20  )             (9  )                          (59)

  Gain on foreign currency
  transactions                                                 (78  )                                            (78)

  Legal settlement                                                                              (800  )         (800)

  Income taxes                              2,005            1,362               607             310           4,284
  ------------------------------ - --------------- - -------------- -- -------------- -- ------------ - ------------

  Net income                               $3,168           $2,151              $960            $490          $6,769
  ============================== = =============== = ============== == ============== == ============ = ============

  Total assets                            $50,832          $28,431           $14,060         $16,391        $109,714

  Capital expenditures                       $372             $124               $32             $97            $625

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

13.  SEGMENT INFORMATION (CONTINUED)

                                    Information
  Fiscal  2006                       Technology       Engineering      Commercial       Corporate          Total
  -------------------------------------------------------------------------------------------------------------------

  Revenue                                 $101,449          $57,607          $42,864                        $201,920

  Operating expenses (1),                   94,799           56,569           41,288                         192,656
  (2),(3)
  -------------------------------------------------------------------------------------------------------------------

  EBITDA  (3)                                6,650            1,038            1,576                           9,264

  Depreciation                                 533              495              169                           1,197

  Amortization of intangibles                  286               24                                              310
  -------------------------------------------------------------------------------------------------------------------

  Operating income                           5,831              519            1,407                           7,757

  Interest expense, net of
  interest income                              129               73               54                             256

  Loss on foreign currency
  transactions                                                   31                                               31

  Income taxes                                 850               62              202                           1,114
  -------------------------------------------------------------------------------------------------------------------

  Net income                                $4,852             $353           $1,151                          $6,356
  ===================================================================================================================

  Total assets                             $53,431          $24,272          $12,137        $10,200         $100,040

  Capital expenditures                        $282           $1,009              $63           $215           $1,569


                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

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

     (1) Operating expenses exclude depreciation and amortization.

     (2) Operating expenses include $411 and $956 of stock based compensation expense for the years ended December 29, 2007 and December 30, 2006, respectively.

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

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

13.  SEGMENT INFORMATION (CONTINUED)

     The following reconciles consolidated operating income to the Company's pretax income:

                                                     December 29,      December 30,       December 31,
                                                         2007              2006               2005
     ----------------------------------------------------------------------------------------------------
     Consolidated operating income                          $10,116            $7,757             $6,016
     Interest income (expense), net                              59              (256)              (221)
     Gain (loss) on foreign currency transactions                78               (31)                12
     Legal settlement                                           800
     ----------------------------------------------------------------------------------------------------
     Consolidated pretax income                             $11,053            $7,470             $5,807
     ====================================================================================================

     The Company derives a majority of its revenue from companies headquartered in the United States. Revenues reported for each operating segment are all from external customers.

     The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 are as follows:

                                                   December 29,      December 30,     December 31,
                                                       2007              2006             2005
     ------------------------------------------------------------------------------------------------
     Revenues
        United States                                    $198,032          $190,644         $165,808
        Canada                                             16,177            11,276           14,810
     ------------------------------------------------------------------------------------------------
                                                         $214,209          $201,920         $180,618
     ================================================================================================

     Fixed Assets
        United States                                      $4,127            $4,338           $3,873
        Canada                                                102                54              147
     ------------------------------------------------------------------------------------------------
                                                           $4,229            $4,392           $4,020
     ================================================================================================


14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year Ended December 29, 2007

                                                                                                       Diluted
                                                             Gross                  Net              Net Income
                                       Sales                 Profit               Income            Per Share (a)
      -----------------------------------------------------------------------------------------------------------
      1st Quarter                           $54,493              $12,377                $1,571          $.13
      2nd Quarter                            56,846               13,959                 1,853            .15
      3rd Quarter                            54,079               13,433                 1,724            .14
      4th Quarter                            48,791               13,207                 1,621            .13
      -----------------------------------------------------------------------------------------------------------

      Total                                $214,209              $52,976                $6,769          $.54
      ===========================================================================================================

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
---------------------------------------------------------------------------
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)
---------------------------------------------------------------------------

14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

     Year Ended December 30, 2006

                                                                                                       Diluted
                                                              Gross                 Net               Net Income
                                                             Profit               Income            Per Share (a)
                                       Sales
      -----------------------------------------------------------------------------------------------------------
      1st Quarter                           $47,054              $12,043                  $811          $.07
      2nd Quarter                            49,025               12,198                 1,859            .16
      3rd Quarter                            51,650               12,952                 1,349            .11
      4th Quarter                            54,191               13,315                 2,337            .19
      -----------------------------------------------------------------------------------------------------------

      Total                                $201,920              $50,508                $6,356           $.53
      ===========================================================================================================

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

     In November 2002, the Company filed suit on professional liability claims against the attorneys and law firms who had served as its counsel in the acquisition transaction and in connection with its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against its former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in the defense against the claims of the plaintiffs; (2) the amount it paid to satisfy the judgment; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. In February 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $0.8 million. Discovery proceedings are continuing with the other defendants and a trial will likely be scheduled in the first half of 2009.

     The Company is party to two agreements of indemnity related to the performance of two construction projects by a customer of the Company. In the event of non-performance by the customer, the Company may be obligated to indemnify the project owners for certain cost overruns on such projects.

     The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2007 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that the company's internal control over financial reporting was effective as of December 29, 2007, based on the criteria in Internal Control-Integrated Framework issued by COSO.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This report shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this report shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.



/S/ Leon Kopyt                        /S/ Stanton Remer
------------------------------------ -----------------------------------------
Leon Kopyt                             Stanton Remer
Chairman and Chief Executive Officer   Executive Vice President, Chief Financial
                                       Officer, Treasurer and Secretary


Dated: March 20, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
----------------------------------------------------------------------------



Board of Directors
RCM Technologies, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries (the Company) as of December 29, 2007 and December 30, 2006 and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 29, 2007. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As  discussed  in  note 1 to the  consolidated  financial  statements,  the
Company  adopted  Statement  of  Financial   Accounting  Standards  No.  123(R),
Share-Based Payment, on January 1, 2006.




/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
March 12, 2008

                                   SCHEDULE I
----------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                     December 29, 2007 and December 30, 2006
           (Dollars in thousands, except share and per share amounts, unless otherwise indicated)


                                     ASSETS

                                                                       December 29,         December 30,
                                                                           2007                 2006
-----------------------------------------------------------------------------------------------------------


Current assets
    Prepaid expenses and other assets                                             $4                    $3
-----------------------------------------------------------------------------------------------------------


Other assets
    Long-term receivables from affiliates                                     92,201                84,625
-----------------------------------------------------------------------------------------------------------

      Total assets                                                           $92,205               $84,628
===========================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       December 29,         December 30,
                                                                           2007                 2006
-----------------------------------------------------------------------------------------------------------

Current liabilities
    Accounts payable and accrued expenses                                       $157                  $234
-----------------------------------------------------------------------------------------------------------


Stockholders' equity
    Common stock                                                                 603                   591
    Foreign currency translation adjustment                                    1,484                 1,002
    Additional paid in capital                                               102,951               101,559
    Accumulated deficit                                                      (12,990)              (19,759)
-----------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                                92,048                83,393
-----------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                               $92,205               $83,627
===========================================================================================================










 The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE I
-----------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                Years Ended December 29, 2007, December 30, 2006
               and December 31, 2005 (Dollars in thousands, except
            share and per share amounts, unless otherwise indicated)


                                                 December 29,      December 30,      December 31,
                                                     2007              2006              2005
 ---------------------------------------------------------------------------------------------------


 Operating expenses
    Administrative                                       $1,414            $1,445            $1,138
 ---------------------------------------------------------------------------------------------------


 Operating loss                                          (1,414)           (1,445)           (1,138)

 Management fee income                                    1,414             1,445             1,138
 ---------------------------------------------------------------------------------------------------


 Income before income in subsidiaries

 Equity in earnings of subsidiaries                       6,769             6,356             3,536
 ---------------------------------------------------------------------------------------------------

 Net income                                              $6,769            $6,356            $3,536
 ===================================================================================================














   The "Notes to Consolidated Financial Statements" of RCM Technologies, Inc.
           and subsidiaries are an integral part of these statements.

                                   SCHEDULE I
-----------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                Years Ended December 29, 2007, December 30, 2006
               and December 31, 2005 (Dollars in thousands, except
            share and per share amounts, unless otherwise indicated)


                                                    December 29,          December 30,          December 31,
                                                        2007                  2006                  2005
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                  $6,769                $6,356                $3,536
---------------------------------------------------------------------------------------------------------------


Adjustments to reconcile net income to net cash provided by operating activities:

Recognition of share based compensation                        411                   956
Equity in deficiency in assets
  of subsidiaries                                           (6,769)               (6,356)               (3,536)

Changes in operating assets and liabilities:
    Prepaid expenses and other assets                           (1)                    5                    22
    Accounts payable and accrued expenses                      (77)                  112                    16
---------------------------------------------------------------------------------------------------------------

                                                            (6,436)               (5,283)               (3,498)
---------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                   333                 1,073                    38
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Increase in long-term
    receivables from subsidiaries                             (807)               (1,458)               (1,284)
---------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                      (807)               (1,458)               (1,284)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Sale of stock for employee stock purchase plan              144                   144                   146
   Exercise of stock options                                   849                   229                   853
---------------------------------------------------------------------------------------------------------------

   Net cash provided by financing activities                   993                   373                 1,000
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and
   cash equivalents                                           (519)                   12                   246
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

                                   SCHEDULE II
-----------------------------------------------------------------------------

                     RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                Years Ended December 29, 2007, December 30, 2006
               and December 31, 2005 (Dollars in thousands, except
            share and per share amounts, unless otherwise indicated)


Column A                                   Column B                   Column C                  Column D         Column E
-------------------------------------- - -------------- -- ------------------------------- -- ------------- -- -------------
                                                                     Additions
-------------------------------------- - -------------- -- ------------------------------- -- ------------- -- -------------
                                          Balance at        Charged to        Charged to                        Balance at
                                           Beginning         Costs and          Other                             End of
Description                                of Period         Expenses          Accounts        Deduction          Period
-------------------------------------- - -------------- -- -------------- -- ------------- -- ------------- -- -------------

Year Ended December 29, 2007

Allowance for doubtful
 accounts on trade
 receivables                                    $1,672              $598                              $687           $1,583


Year Ended December 30, 2006

Allowance for doubtful
 accounts on trade
 receivables                                    $1,792              $294                              $414           $1,672


Year Ended December 31, 2005

Allowance for doubtful
 accounts on trade
 receivables                                    $1,862              $276                              $346           $1,792











                                  EXHIBIT INDEX
-----------------------------------------------------------------------------

(3)(e)   Amendment No. 3 to Amended and Restated Bylaws.

(10)(o)  Compensation Arrangements for Named Executive Officers.

(10)(p)  Compensation Arrangements for Directors.

(11)     Computation of Earnings Per Share.

(21)     Subsidiaries of the Registrant.

(23)     Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer Required by Rule 13a-14(b of the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

                                  EXHIBIT 3 (e)
-----------------------------------------------------------------------------

                                 AMENDMENT NO. 3

                                     TO THE
                              AMENDED AND RESTATED
                                    BYLAWS OF
                             RCM TECHNOLOGIES, INC.

                             ADOPTED: JUNE 14, 2007


         1. Section 6.01(a) of Article VI of the Company's Amended and Restated Bylaws is deleted in its entirety and in lieu thereof the following is substituted:
                           (a) Form of Certificates. Shares of the Company may
                  be certified or uncertificated, as provided under Nevada law, and this Section 6.01(a) of this Article VI shall not be interpreted to limit the authority of the Directors to issue some or all of any of the classes or series of shares of the Company without certificates.

                           To the extent certificates for shares are issued,
                  such certificates shall be in the form as approved by the board of directors and state the Company is incorporated under the laws of the State of Nevada, the name of the person to whom issued and the number and class of shares and the designation of the series (if any) the certificate represents. If the Company is authorized to issue shares of more than one class or series, certificate for shares of the Company shall set forth upon the face or back of the certificate(or shall state on the face or back of the certificate that the Company will furnish to any shareholder upon request and without charge), a full or summary statement of the designations, voting rights, preferences, limitations and special rights of the shares of each class or series authorized to be issued so far as they have been fixed and determined and the authority of the board of directors to fix and determine the designations, voting rights, preferences, limitations and special rights of the classes and series of shares of the Company.

                           In the case of shares issued without certificates,
                  the Company will, within a reasonable time after such issuance, send the holders of such shares a written statement containing the information specified in the preceding paragraph. At least annually thereafter, the Company shall provide to its stockholders of record a written statement confirming the information contained in the informational statement sent pursuant to the preceding sentence.

         2. Section 6.03 of Article VI of the Company's Amended and Restated Bylaws is deleted in its entirety and in lieu thereof the following is substituted:
                           Transfers of shares shall be made on the share
                  register or transfer books of the Company upon surrender of the certificate therefore, endorsed by the person named in the certificate or by an attorney lawfully constituted in writing; provided, that in the case of shares that are not represented by a certificate, no delivery of a certificate shall be required and transfers shall be made on the share register or transfer books of the Company only by the record holder of such shares or by an attorney lawfully constituted in writing. No transfers shall be made inconsistent with the provisions of the Uniform Commercial Code, its amendments and supplements.

                                 EXHIBIT 10 (o)
------------------------------------------------------------------------------

                             RCM TECHNOLOGIES, INC.

             Compensation Arrangements for Named Executive Officers


Stanton Remer. Executive Vice President, Chief Financial Officer and Treasurer. The Company on an at-will basis pursuant to an oral agreement employs Mr. Remer. In addition to standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Remer received a base salary of $250,000 in 2007. His bonus is compensated according to a Schedule of Compensation approved by the Compensation Committee on December 17, 1997, pursuant to which the Company pays a bonus of .002 of the Company's EBITDA, defined as earnings before income taxes, depreciation and amortization, on a consolidated basis within 60 days following the close of the fiscal year. A further bonus of .002 of EBITDA is payable to Mr. Remer on a discretionary basis.

Rocco Campanelli. Executive Vice President. The Company on an at-will basis pursuant to an oral agreement employs Mr. Campanelli. In addition to standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Campanelli received a base salary of $225,000 in 2007. His bonus is based on a percentage of divisional Engineering net operating income above certain threshold targets.

Kevin D. Miller. Senior Vice President. The Company on an at-will basis pursuant to an oral agreement employs Mr. Miller. In addition to the standard medical, disability, life insurance, 401(k) and employee stock incentive benefits available to all eligible employees, he is eligible for the Executive Medical Supplementary Plan available to the named executive officers, the Executive Stock Option Plan available to officers and key employees and an auto allowance available to certain middle managers and above. Mr. Miller received a base salary of $250,000 in 2007. He is eligible for a discretionary bonus.

                                 EXHIBIT 10 (p)
----------------------------------------------------------------------------

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

                                   EXHIBIT 11
------------------------------------------------------------------------------

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                Years Ended December 29, 2007, December 30, 2006
               and December 31, 2005 (Dollars in thousands, except
            share and per share amounts, unless otherwise indicated)


                                                     December 29,          December 30,         December 31,
                                                         2007                  2006                 2005
--------------------------------------------------------------------------------------------------------------
Diluted earnings
   Net income applicable to common
      stock                                                 $6,769                $6,356               $3,536
==============================================================================================================

Shares
   Weighted average number of common
     shares outstanding                                 11,970,042            11,773,301           11,456,757
   Common stock equivalents                                514,597               261,364              274,834
--------------------------------------------------------------------------------------------------------------

   Total                                                12,484,639            12,034,665           11,731,591
==============================================================================================================


Diluted earnings per common share                             $.54                  $.53                 $.30
==============================================================================================================

Basic
   Net income applicable to common
      stock                                                 $6,769                $6,356               $3,536
==============================================================================================================

Shares
   Weighted average number of common
     shares outstanding                                 11,970,042            11,773,301           11,456,757
==============================================================================================================

Basic earnings per common share                               $.57                  $.54                 $.31
==============================================================================================================

                                   EXHIBIT 21
-----------------------------------------------------------------------------

                         SUBSIDIARIES OF THE REGISTRANT



Business Support Group of Michigan, Inc.
Cataract, Inc.
Programming Alternatives of Minnesota, Inc.
RCMT Delaware, Inc.
RCM Technologies Services Company, Inc.
RCM Technologies (USA), Inc.
RCM Technologies Canada Corp
Soltre Technology, Inc.

                                   EXHIBIT 23
-----------------------------------------------------------------------------

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
RCM Technologies, Inc.


We have issued our report dated March 12, 2008, which report expresses an unqualified opinion and includes an explanatory paragraph relating to the application of Statement of Financial Accounting Standard No. 123(R) as of December 31, 2006) accompanying the consolidated financial statements and related schedules included in the 2007 Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the year ended December 29, 2007. We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 333-145904, effective September 6, 2007, File No. 333-61306, effective April 21, 1993, File No. 333-80590, effective June 22, 1994, File No. 333-48089, effective March 17, 1998, File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000).




/s/Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
March 12, 2008

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

         (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date:  March 20, 2008
                                           /s/ Leon Kopyt
                                           -------------------------------
                                           Leon Kopyt
                                           Chairman and Chief Executive Officer

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

         (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: March 20, 2008
                                                     /s/ Stanton Remer
                                                     -----------------
                                                     Stanton Remer
                                                     Executive Vice President
                                                     Chief Financial Officer,
                                                     Treasurer, and Secretary

                                  EXHIBIT 32.1
-----------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended December 29, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Leon Kopyt
       ----------------------
     Leon Kopyt
     Chief Executive Officer
     March 20, 2008

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32.2
----------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the year ended December 29, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanton Remer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Stanton Remer
     ----------------------
     Stanton Remer
     Executive Vice President
     Chief Financial Officer
     March 20, 2008

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.