Form 10-Q
period 2008-03-29
RCM TECHNOLOGIES INC
filed 2008-05-08
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 1-10245
RCM TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-1480559
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613
(Address of Principal Executive Offices)                    (Zip Code)

(856) 486-1777
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ___	Accelerated Filer ___	Non-Accelerated Filer ___ (Do not check if a smaller reporting company)	Smaller Reporting CompanyxX x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 12,758,689 shares outstanding as of  May 7, 2008.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 29, 2008 and December 29, 2007

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

ASSETS

	March 29,	December 29,
	2008	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$4,658	$11,642
Accounts receivable, net of allowance for doubtful accounts
of $1,486 (March 29, 2008) and $1,583 (December 29, 2007), respectively	49,910	45,468
Note receivable-current portion, net of allowance for doubtful account of $2,419 at March 29, 2008		1,893
Prepaid expenses and other current assets	1,449	1,493
Deferred tax assets	2,899	711

Total current assets	58,916	61,207

Property and equipment, at cost
Equipment and leasehold improvements	9,778	9,407
Less: accumulated depreciation and amortization	4,746	5,178

	5,032	4,229

Other assets
Note receivable – long term, net of allowance for doubtful account of $3,671 at March 29, 2008		4,216
Deposits	155	125
Goodwill	47,396	39,588
Intangible assets, net of accumulated amortization
of $806 (March 29, 2008) and $ 726 (December 29, 2007), respectively	269	349

	47,820	44,278

Total assets	$111,768	$109,714

The accompanying notes are an intergral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (Continued)
March 29, 2008 and December 29, 2007

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 29, 2008	December 29, 2007
	(Unaudited)
Current liabilities
Line of credit	$5,000
Accounts payable and accrued expenses	6,215	$8,005
Accrued compensation	6,128	7,418
Payroll and withheld taxes	1,213	1,087
Income taxes payable		1,156

Total current liabilities	18,556	17,666

Stockholders' equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding
Common stock, $0.05 par value; 40,000,000 shares authorized;
12,758,689 and 12,058,689 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	638	603
Additional paid-in capital	106,726	102,951
Accumulated other comprehensive income	1,507	1,484
Accumulated deficit	(15,659)	(12,990)

	93,212	92,048

Total liabilities and stockholders’ equity	$111,768	$109,714

The accompanying notes are an intergral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Thirteen Weeks Ended March 29, 2008 and March 31, 2007
(Unaudited)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	March 29, 2008	March 31, 2007

Revenues	$49,114	$54,493

Cost of services	36,816	42,117

Gross profit	12,298	12,376

Operating costs and expenses
Selling, general and administrative	10,485	10,094
Bad debt - note receivable	6,090
Depreciation	281	274
Amortization	80	80
	16,936	10,448

Operating (loss) income	(4,638)	1,928

Other income (expense)
Interest income (expense), net	26	(8)
Gain (loss) on foreign currency transactions	1	(2)
Legal settlement		800
	27	790

(Loss) income before income taxes	(4,611)	2,718

Income tax (benefit) expense	(1,942)	1,147

Net (loss) income	($2,669)	$1,571

Basic (loss) earnings per share	($.22)	$.13
Diluted (loss) earnings per share	($.22)	$.13

The accompanying notes are an intergral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007

Common stock
Beginning of period	$603	$591
Exercise of stock options		5
Issuance of common stock in connection
with acquisition	35
End of period	$638	$596

Additional paid-in-capital
Beginning of period	$102,951	$101,559
Exercise of stock options		371
Issuance of common stock in connection
with acquisition	3,682
Stock-based compensation expense	93	186
End of period	$106,726	$102,116

Accumulated other comprehensive income
Beginning of period	$1,484	$1,001
Translation adjustment	23	(12)
End of period	$1,507	$989

Accumulated deficit
Beginning of period	($12,990)	($19,759)
Net (loss) income	(2,669)	1,571
End of period	($15,659)	($18,188)

Comprehensive income
Net (loss) income	($2,669)	$1,571
Translation adjustment	23	(12)
Total	($2,646)	$1,559

The accompanying notes are an intergral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirteen Weeks Ended March 29, 2008 and March 31, 2007
(Unaudited)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	March 29, 2008	March 31, 2007
Cash flows from operating activities:

Net (loss) income	($2,669)	$1,571

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	361	354
Provision for allowance on accounts receivables	(97)	13
Provision for allowance on note receivable	6,090
Stock-based compensation expense	93	186
Deferred tax assets	(2,188)	835
Changes in assets and liabilities:
Accounts and note receivable	(4,313)	(1,117)
Prepaid expenses and other current assets	5	(303)
Accounts payable and accrued expenses	(1,452)	332
Accrued compensation	(1,294)	(1,886)
Payroll and withheld taxes	125	146
Income taxes payable	(1,120)	120

Total adjustments	(3,790)	(1,320)

Net cash (used in) provided by operating activities	($6,459)	$251

The accompanying notes are an intergral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Thirteen Weeks Ended March 29, 2008 and March 31, 2007
(Unaudited)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	March 29, 2008	March 31, 2007
Cash flows from investing activities:
Property and equipment acquired	($1,084)	($210)
Increase in deposits	(29)	(18)
Cash paid for acquisitions, net of cash acquired	(4,433)

Net cash used in investing activities	(5,546)	(228)

Cash flows from financing activities:
Exercise of stock options		376
Net borrowing on line of credit	5,000

Net cash provided by financing activities	5,000	376

Effect of exchange rate changes on cash and cash equivalents	21	64

(Decrease) increase in cash and cash equivalents	(6,984)	463

Cash and cash equivalents at beginning of period	11,642	2,449

Cash and cash equivalents at end of period	$4,658	$2,912

Supplemental cash flow information:
Cash paid for:
Interest expense	$36	$48
Income taxes	$1,517	$217

The accompanying notes are an intergral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc and Subsidiaries (“RCM” or the “Company”) are unaudited. The balance sheet as of December 29, 2007 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 29, 2007 included in the Company’s Annual Report Form 10-K for such period, filed on March 20, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the thirteen weeks ended March 29, 2008 are not necessarily indicative of results that may be expected for the full year.

2.     Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 29, 2007 was a 52-week reporting year. The first quarter of 2007, the 2007 fiscal year and the first quarter of 2008 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date

March 31, 2007	Thirteen	Thirteen
December 29, 2007	Thirteen	Fifty-Two
March 29, 2008	Thirteen	Thirteen

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

The Company has risk participation arrangements with respect to workers compensation and health care insurance. The amounts included in the Company’s costs related to this risk participation are estimated and can vary based on changes in assumptions, the Company’s claims experience or the providers included in the associated insurance programs.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

3.   Use of Estimates and Uncertainties (Continued)

The Company can be affected by a variety of factors including uncertainty relating to the performance of the U.S. economy, competition, demand for the Company’s services, adverse litigation and claims and the hiring, training and retention of key employees.

4.     Note Receivable

On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million per agreement, which includes interest, in payment of a like amount of accounts receivable from that customer. The note provides that $3.1 million is payable within 12 months and the remaining $4.4 million is payable in 36 monthly installments of $152,000, including principal and interest at 6% per annum through July 2011. The customer paid $1.2 million through March 29, 2008. The note receivable is collateralized by a second position on all of the customer’s accounts receivable as well as the personal guarantees of all its officers. On May 1, 2008, the customer defaulted on its May 1, 2008 installment payment and the Company has determined that the note receivable would not likely be collectible. Therefore, the Company recorded a $6.1 million provision for this doubtful account for the thirteen weeks ended March 29, 2008.

5.     Acquisitions

On March 19, 2008 the Company purchased the operating assets of NuSoft Solutions, Inc. ("NuSoft"), a Michigan corporation. NuSoft is a specialty provider ofinformation technology services. The acquisition was effective as of March 1, 2008. The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the IT segment.

The purchase consideration at closing consisted of $4.5 million in cash and 700,000 shares of RCM’s common stock, par value $0.05, valued at $3.7 million and potential earn-out payments up to $4.4 million of deferred consideration contingent upon NuSoft achieving certain base levels of operating income for each of the three 12 month periods following the purchase. Additional earn-out payments may be made at the end of each of the three 12 month periods following the purchase, to the extent that operating income exceeds these base levels. The acquisition has been accounted for under the purchase method of accounting. The cost in excess of net assets acquired of $7.8 million is included in RCM's Consolidated Balance Sheet as “Goodwill.” The Company has not yet completed the process of identifying and valuing any intangible assets acquired in the transaction, and as a result, the allocation of the purchase price has not been finalized. The deferred consideration and earnouts, if paid, will be recorded as additional purchase consideration. Earnouts cannot be estimated with any certainty.

The following results of operations have been prepared assuming the NuSoft acquisition had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisition of NuSoft occurred as of the beginning of the periods presented.

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Revenues	$51,900	$58,498
Operating(loss)income	(4,591)	2,069
Net (loss) income	($2,650)	$1,645
(Loss) earnings per share	($0.22)	$0.13

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.     Acquisitions (Continued)

In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the selling shareholders upon the acquired business achieving certain earnings targets over periods ranging from two to three years following the acquisition. In general, the contingent consideration amounts fall into two categories: (a)Deferred Consideration -fixed amounts due if the acquisition achieves a base level ofearnings which has been determined at the time of acquisition and (b)Earnouts – amounts payable thatare not fixed and are based on the growth in excess of the base level earnings. The Company’s outstanding Deferred Considerationobligations, which relate to various acquisitions, could to result in approximately the following actual payments:

Year Ending	Amount
December 27, 2008	$100
January 2, 2010	1,900
January 1, 2011	1,800
December 31, 2011	800
$4,600

The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet. Earnouts cannot be estimated with any certainty.

6.     Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives. The annual rates are 20% for computer hardware and software as well as furniture and office equipment. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the lease term. The Company writes off fully depreciated assets periodically. During the thirteen weeks endedMarch 29, 2008, the write offs were $1.4 million.

7.     New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASBissued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No.157 is effective for the Company onDecember 30, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which our effective date isDecember 28, 2008. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFASNo.159"). SFASNo.159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS No. 159 is effective for the Companyas of December 30, 2008.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.     New Accounting Standards (Continued)

The Company has elected notto apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements. These other financial assets and liabilities are primarily accounts receivable, accounts payable and debt which are reported at historical value. The fair value of these financial assets and liabilities approximate their fair value because of their short duration and in the case of the debtbecause itcarries variable interest rates which are reset frequently.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after December 28, 2008.

8.     Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.

The Revolving Credit Facility expires in August 2011. The weighted average interest rates, which include unused line fees, under the Revolving Credit Facility for thethirteen weeks endedMarch 29, 2008 andMarch 31, 2007 were4.6% and13.3%, respectively. The weighted average interest rate for the 2007 period was disproportionately high in relation to the interest expense incurred because of the inclusion of unused line fees of $7,600. Duringthethirteen weeks endedMarch 29, 2008 andMarch 31, 2007, the Company’s outstanding borrowings ranged from $-0- to $5.0 million and $-0- million to $1.5 million, respectively. At March 29, 2008 and December 29, 2007, there were $5.0 million and -0- outstanding borrowings under this facility, respectively. AtMarch 29, 2008, there were letters of credit outstanding for $1.6 million. At March 29, 2008, the Company had availability for additional borrowings under the Revolving Credit Facility of $18.4 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.   Interest Income (Expense), Net

Interest income (expense), net consisted of the following:

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Interest expense	($14)	($ 25)
Interest income	40	17
	$26	($8)

10.     Goodwill and Intangibles

SFAS No. 142,“Goodwill and Other Intangible Assets” (“SFAS 142”), requires the Company to perform a goodwill impairment test on at least an annual basis.Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. There were no triggering events during the thirteen weeks ended March 29, 2008 that have indicated a need to perform the impairment test prior to the Company's annual test date.

The changes in the carrying amount of goodwill for thethirteen weeks ended March 29, 2008 are as follows:

	Information Technology	Engineering	Commercial	Total
Balance as of December 29, 2007	$31,350	$8,238		$39,588

Goodwill acquired during the thirteen weeks ended March 29, 2008	7,808			7,808

Balance as of March 29, 2008	$39,158	$8,238		$47,396

The following table reflects the components of intangible assets, excluding goodwill:

	March 29, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Non-compete agreements	$145	$71	$145	$64
Customer relationships	930	735	930	662

Total	$1,075	$806	$1,075	$726

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.     Stockholders' Equity

Common Stock Reserved

Unissued shares of common stock were reserved for the following purposes:

	March 29, 2008	December 29, 2007

Exercise of options outstanding	1,399,450	1,462,000
Future grants of options	691,744	728,694

Total	2,091,194	2,190,694

12.     Earnings Per Share

     Both basic and diluted (loss) earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

     The number of common shares used to calculate basic and diluted (loss) earnings per share for the thirteen weeks ended March 29, 2008 and March 31, 2007 was determined as follows:

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007

Basic
Weighted average shares outstanding	12,281,766	11,881,412

Diluted
Shares used for basic calculation	12,281,766	11,881,412
Dilutive effect of options granted under the Company’s Stock Option Plans	205,182	470,452
	12,486,948	12,351,864

In the reporting periods where there is net loss, the basic weighted average shares are used to determine loss per share because diluted shares would be antidilutive.

13.     Share - Based Compensation

At March 29, 2008, the Company had five share-based employee compensation plans. The Company measures the fair value of stock options, if and when granted, based upon the closing market price of the Company’s common stock on the date of grant. All grants typically vest over a three-year period and expire within 10 years of issuance. Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.     Share - Based Compensation (Continued)

The Companyrecognizes compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment, revised 2004" ("SFAS 123R"). Compensation cost recognized in 2008 and 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), adjusted for estimated forfeitures. The straight-line recognition method is used to recognize compensation expense associated with share-based payments that are subject to graded vesting based on service conditions.

Share-based compensation expense of$93, or $0.01 per diluted share, and of $186, was recognized for thethirteen weeks endedMarch 29, 2008 andMarch31, 2007, respectively.

The Company anticipates that share-based compensation will not exceed $260, for the year ending December 27, 2008 on existing options as of March 29, 2008.

The weighted average fair value of options granted using the Black-Scholes Option Pricing Model duringthe thirteen weeks ended March 29, 2008 and March 31, 2007 has been estimated using the following assumptions:

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Weighted average risk-free interest rate	3.07%	4.54%
Expected term of option	5 Years	5 years
Expected stock price volatility	57%	56%
Expected dividend yield	-	-
Annual forfeiture rate	29.0%	3. 80%
Weighted-average per share value granted	$4.48	$4.40

Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of March 29, 2008, options to purchase 68,455 shares of common stock were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.      Share - Based Compensation (Continued)

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company. As of March 29, 2008, options to purchase 50,000 shares of common stock were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of March 29, 2008, options to purchase 769,545 shares of common stock were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As ofMarch 29, 2008,options to purchase 23,694 shares of common stock were available for future grants, and options to purchase479,500 shares of common stock were outstanding.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards. No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As ofMarch 29, 2008, options to purchase668,050 shares of common stock were available for future grants, andoptions to purchase 31,950 shares of common stock were outstanding.

As of March 29, 2008, the Company had approximately $233 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Companyexpects to recognize over a2.3 year period. These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.      Share - Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

The Company received cash from options exercised during the firstthirteen weeks of fiscal years 2008 and   2007 of$-0- and $376, respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

     Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During thethirteen weeks endedMarch 29, 2008, there wereno shares issued under the Purchase Plan. As of March 29, 2008, there were 196,625 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information

The Company follows SFASNo.131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), which establishes standards for companies to report information about operating segments, geographic areas and major customers. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the consolidated financial statements).

The Company uses earnings before interest and taxes (operating income) to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Weeks Ended March 29, 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$22,439	$14,045	$12,630		$49,114

Operating expenses (1) (2)	21,979	13,476	11,846		47,301

EBITDA(3)	460	569	784		1,813

Bad debt - note receivable		6,090			6,090

Depreciation	127	106	48		281

Amortization of intangibles	71	9			80

Operating income (loss)	262	(5,636)	736		(4,638)

Interest income, net of interest expense	(5)	(8)	(13)		(26)

Gain on foreign currency transactions		(1)			(1)

Income taxes (benefit)	89	(2,281)	250		(1,942)

Net income (loss)	$178	$308	$499		($2,669)

Total assets	$61,468	$21,740	$16,117	$12,443	$111,768

Capital expenditures	$463	$223	$1	$840	$1,084

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information (Continued)

Thirteen Weeks Ended March 31, 2007	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$25,057	$18,975	$10,461		$54,493

Operating expenses (1) (2)	23,563	18,305	10,342		52,210

EBITDA(3)	1,494	670	119		2,283

Depreciation	119	118	37		274

Amortization of intangibles	72	8			80

Operating income	1,303	544	82		1,929

Interest expense, net of (interest income)	4	3	1		8

Loss on foreign currency transactions		2			2

Legal settlement				($800)	(800)

Income taxes	548	228	34	338	1,148

Net income	$751	$311	$47	$462	$1,571

Total assets	$57,557	$26,134	$11,176	$10,051	$100,918

Capital expenditures	$161	$2		$47	$210

(1)  Operating expenses exclude depreciation and amortization.

(2) Operating expensesinclude $93 and $186 of share based compensation expense for the years ended March 29,          2008  and March 31, 2007, respectively.

(3)  EBITDA means earnings before interest, taxes,depreciation and amortization. We believe that EBITDA, as presented, represents a useful measure of assessing the performance of our operating activities, as it reflects our earnings trends without the impact of certain non-cash and unusual charges or income. EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable toEBITDA ofother companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow provided by operating activities as a measure of liquidity,noras an alternative to net income as an indicator of our operating performance, nor as an alternative to any other measure of performance in conformity with generally accepted accounting principles in the United States of America.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information (Continued)

          Revenues reported for each operating segment are from external customers.

         The Company is domiciled in the UnitedStates and its segments operate in the United States and    Canada.     Revenues and fixed assets by geographic areaas of andfor the thirteen weeksendedMarch 29, 2008 and March 31, 2007 are as follows:

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Revenues
U. S.	$44,157	$51,252
Canada	4,957	3,241
	$49,114	$54,493

Fixed Assets
U.S.	$4,946	$4,296
Canada	86	32
	$5,032	$4,328

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

In November 2002, the Company filed suit on professional liability claims against the attorneys and law firms who had served as its counsel in the acquisition transaction and in connection with its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against its former counsel, the Company is seeking complete indemnification with respect to (1) its costs and counsel fees incurred in the defense against the claims of the plaintiffs; (2) the amount it paid to satisfy the judgment; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. In February 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $0.8 million. Discovery proceedings will continue with the other defendants until December 2008 and a trial will likely be scheduled in the first half of 2009. The Company was recently granted leave to amend its complaint to assert a claim for punitive damages against one of the remaining defendants.

The Company is party to two agreements of indemnity related to the performance of two construction projects by a customer of the Company. In the event of non-performance by the customer, the Company may be obligated to indemnify the project owners for certain cost overruns on such projects which management believes would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

.RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company in connection with such adoption; and the outcome of litigation (at both the trial and appellate levels) involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) adverse effects on the market price of the Company's common stock due to the potential resale into the market of significant amounts of common stock; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company’s services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Overview

RCM participates in a market that iscyclical in nature andsensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

RCM’s operational performance in fiscal year 2007 showed a modest improvement in revenues and earnings overfiscal year 2006. However,RCM’s revenues began tolose positive momentum by trending lower in the second half of 2007 due to aweakening global economy and recessionary concerns. This slowdown has continued into 2008 as the business environment remains a challenging one for the near term. RCM continues to be vigilant in monitoring its operating cost structure with a strong focus on working capital management and cash flows.

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

The Company believes that most companies recognize the importance of advanced technologies and business processes to compete in today’s business climate. However, the process of designing, developing and implementing business and technology solutions is becoming increasingly complex. The Company believes that many businesses today are focused on return on investment analysis in prioritizing their initiatives. This has an impact on spending by current and prospective clients for many emerging new solutions.

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

The majority of the Company's services are provided under purchase orders. Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary. Although contracts normally relate to longer-term and more complex engagements, they do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days’ notice. Revenues are recognized when services are provided.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Overview (Continued)

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits, and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and reporting responsibilities and acquisition program. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates to the allocation of the purchase price of an acquisition, which has been assigned to covenants not to compete, and customer lists. Acquisitions have been accounted for under Financial Accounting Standards Board (“FASB”) Statement of Financial Account Standards (“SFAS”) No. 141, “Business Combinations,” and have created goodwill.

Critical Accounting Policies

The Company’s consolidated financial statements were prepared in accordance withU. S.generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different from estimated. Management has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue Recognition

The Company derives its revenues from several sources. All of the Company’s segments perform consulting and staffing services. The Company’s Engineering Services and Information Technology Services segments also perform project services. All of the Company’s segments derive revenue from permanent placement fees.

Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, “Revenue Recognition” which clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable, the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Revenue Recognition (Continued)

Consulting and Staffing Services - Revenues derived from consulting and staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases, the Company receives an administrative fee for arranging for, billing for, and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, the Company’s reported revenues are net of associated costs (effectively the administrative fee).

Permanent Placement Services- The Company earns permanent placement fees from providing permanent placement services. Fees for placements are recognized at the time the candidate commences employment. The Company guarantees its permanent placements on a prorated basis for 90 days. In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client. An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenue.

Accounts Receivable

The Company’s accounts receivable are primarily due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS 142,“Goodwill and Other Intangible Assets” (“SFAS No. 142”),the Company performs its annual goodwill impairment testing, by reportable unit,as of November 30th of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test for 2007 as of November 30, 2007 and identified no impairments. Goodwillwas$47.4 million and $39.6 millionat March 29, 2008 and December 29, 2007, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Long-Lived Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Accounting for Stock Options

The Company uses stock options to attract, retain and reward employees for long-term service.

Effective as of January 1, 2006, the Company adopted “Share Based Payment” (“SFASNo.123R”). SFASNo.123R requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS No. 123R includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of stock-based payment awards. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No.123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No.123R.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings. As ofMarch 29, 2008, the Company had total net deferred tax assets of $2.9 million, primarily representing the tax effect of an allowance for doubtful accounts. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The Company recognized no material adjustments in the liability for unrecognized income tax benefits due to the adoption of FIN 48. The Company conducts its operations in multiple tax jurisdictions in the United States and Canada. With limited exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2002. AtMarch 29, 2008, the Company did not have any uncertain tax positions.

The Company’s future effective tax rates could be adversely affected by changes in the valuation of its deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, the Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Accrued Bonuses

The Company pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of financial performance measures. Executive management, field management and certain corporate employees’ bonuses are accrued throughout the year for payment during the first quarter of the following year, based in part upon anticipated annual results compared to annual budgets. In addition, the Company pays discretionary bonuses to certain employees, which are not related to budget performance. Variances in actual results versus budgeted amounts can have a significant impact on the calculations and therefore on the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for consulting and engineering services as well as temporary and permanent employees. When the U.S. and Canadian economies decline, the Company’s operating performance could be adversely impacted. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, declines in the economy could result in the need for future cost reductions or changes in strategy.

Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional employee benefits, licensing or tax requirements with respect to the provision of employment services that may reduce RCM’s future earnings. There can be no assurance that RCM will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.
The employment services market is highly competitive with limited barriers to entry. RCM competes in global, national, regional and local markets with numerous consulting, engineering and employment companies. Price competition in the industries the Company serves is significant, and pricing pressures from competitors and customers are increasing. RCM expects that the level of competition will remain high in the future, which could limit RCM’s ability to maintain or increase its market share or profitability.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended March 29, 2008 Compared to Thirteen Weeks Ended March 31, 2007

A summary of operating results for the fiscal periods ended March 29, 2008 and March 31, 2007 is as follows (in thousands, except for earnings per share data):

	March 29, 2008		March 31, 2007
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$49,114	100.0	$54,493	100.0
Cost of services	36,816	75.0	42,116	77.3
Gross profit	12,298	25.0	12,377	22.7

Selling, general and administrative	10,485	21.4	10,094	18.6
Bad debt - note receivable	6,090	12.4
Depreciation and amortization	361	34.5	354	0.6
	16,936	34.5	10,448	19.2

Operating (loss) income	(4,638)	(9.4)	1,929	3.5
Other income (expense)	27	-	790	1.5

(Loss) income before income taxes	(4,611)	(9.4)	2,719	5.0
Income taxes	(1,942)	(4.0)	1,148	2.1

Net (loss) income	($2,669)	(5.4)	$1,571	2.9

(Loss) earnings per share
Basic:	($0.22)		$0.13
Diluted:	($0.22)		$0.13

The above summary is not a presentation of results of operations under accounting principles generally accepted in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended March 29, 2008 and March 31, 2007 consisted of thirteen weeks each.

Revenues. Revenuesdecreased 9.9%, or$5.4 million, for the thirteen weeks ended March 29, 2008 as compared to the same period in the prior year (the “comparable prior year period”). Revenues decreased $2.6 million in the Information Technology (“IT”) segment, decreased $4.9 million in the Engineering segment, and increased $2.2 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy and the loss of an engineering client, which generated $5.8 revenue in the 2007 period as compared to $-0- in the 2008 period. Management expects revenues for the remainder of fiscal 2008 to remain generally consistent on a prorated basis with the revenues for the thirteen weeks ended March 29, 2008. Revenues that were attributable to acquisitions which occurred in the IT segment since March 31, 2007, were not included in the comparable prior year period, were approximately $1.5 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended March 29, 2008 Compared to Thirteen Weeks Ended March 31, 2007 - (Continued)
Cost of Services. Cost of services decreased 12.6%, or $5.3 million, for the thirteen weeks ended March 29, 2008 as compared to the comparable prior year period. This decrease was primarily due to the decrease in revenues. Cost of services as a percentage of revenues decreased to 75.0% for the thirteen weeks ended March 29, 2008 from 77.3% for the comparable prior year period. This decrease was primarily attributable to decreased revenues in the Engineering segment, which had lower gross margins. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2008 to remain comparable to the thirteen weeks ended March 29, 2008.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses increased 3.9%, or $392,000, for the thirteen weeks ended March 29, 2008 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 21.4% for the thirteen weeks ended March 29, 2008 as compared to 18.6% for the comparable prior year period. This percentage increase was primarily attributable to the SGA expenses incurred in connection with an acquisition effective March 1, 2008. Management expects SGA expenses for the remainder of fiscal 2008 to remain generally consistent with the SGA expenses, adjusted for eight weeks of additional SGA expenses from the aforementioned acquisition, for the thirteen weeks ended March 29, 2008.

Bad Debt -Note Receivable.On February 26, 2008, the Company accepted a note promissory note from a customer for $7.5 million per agreement which includes interest in payment of a like amount of accounts receivable from that customer. Of that amount, the note provides that $3.1 million is payable within12 months and the remaining $4.4 million is payable in 36 monthly installments of $152,000, including principal and interest at 6% per annum through July 2011. The customer paid $1.2 million through March 29, 2008. The note receivable is collateralized by a second position on all of the customer’s accounts receivable as well as the personal guarantees of all its officers. On May 1, 2008, the customer defaulted on itsMay 1, 2008 installmentpayment and thecollectability of this note receivable is uncertain.Therefore, the Company recorded a $6.1 millionreserve to this doubtful account for the thirteen weeks ended March 29, 2008.

Depreciation and Amortization. Depreciation and amortization were essentially unchanged for thethirteen weeks endedMarch 29, 2008 as compared to the comparable prior year period.

Other Income (Expense). Other income (expense) consists of interest income, net of interest expense and gains and losses on foreign currency transactions and, in 2007, the proceeds from a legal settlement. For the thirteen weeks ended March 29, 2008, actual interest expense of $14,000 was offset by $40,000 of interest income, which was earned from short-term money market deposits. Interest income, net increased $34,000 for the thirteen weeks ended March 29, 2008 as compared to the comparable prior year period. This increase was primarily due to decreased borrowing levels, which were offset by an increase in weighted average interest rates on borrowed funds. Gains on foreign currency transactions increased $3,000 in the thirteen weeks ended March 29, 2008 as compared to the comparable prior year period. This increase was attributable to the favorable exchange rates realized during the 2008 period. The proceeds from the legal settlement in 2007 were realized when the Company reached a settlement with one of the law firm defendants resulting in the recovery of $800,000 (see footnote 15 to the consolidated financial statements).

Income Tax. Income tax expense decreased269.3%, or $3.1million, for thethirteen weeks endedMarch 29, 2008 as compared to the comparable prior year period. This decrease was principally attributable to a decrease in income before taxes, which included a $6.1 million bad debt expense on a note receivable for the thirteen weeks ended March 29, 2008 as well as an increase in tax deductible goodwill amortization of approximately $40,000. The effective tax rate wasa credit of 42.1% for thethirteen weeks ended March 29, 2008 as compared to 42.2% in the comparable prior year period. Without the bad debt expense, the effective tax rate would have been 33.4%.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended March 29, 2008 Compared to Thirteen Weeks Ended March 31, 2007 - (Continued)

Segment Discussion (See Footnote 14)

Information Technology

IT revenues of $22.4 million in 2008 decreased $2.6 million, or 10.4%, compared to 2007.The decrease in revenue was attributable to the weakness in the economy anddemand for the Company’s IT services. The IT segment EBITDA was $460,000, or25.4% of the overall EBITDA for 2008, as compared to $1.5 million, or 65.4% of the overall EBITDA for 2007.

Engineering

Engineering revenues of $14.0 million in 2008 decreased $4.9 million, or 26.0%, compared to2007. The decrease inrevenue was attributable to a weakening of the general economy and the loss of an engineering client that generated $5.8 revenue in the 2007 period. Management expects the Engineering revenue levels to remain relatively consistent over the next 12 months. The Engineering segment EBITDA was $569,000, or 31.4% of the overall EBITDA for 2008, as compared to $670,000, or 29.3% of the overall EBITDA for 2007.

Commercial

Commercial revenues of $12.6 million in 2008 increased $2.2 million, or 20.7%, compared to2007.The increase in revenues was principally attributable to increased revenues in the Company’s Healthcare business unit.The Commercial segment EBITDA was $784,000, or 43.2% of the overall EBITDA for 2008, as compared to $119,000, or5.2% of the overall EBITDA for 2007.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Thirteen Weeks
(In thousands)	March 29, 2008	March 31, 2007

Operating Activities	($6,459)	$251
Investing Activities	($5,546)	($227)
Financing Activities	$5,000	$338

Operating Activities

Operating activities used $6.5 million of cash for the thirteen weeks ended March 29, 2008 as compared to $251,000 for the comparable 2007 period. The decrease in cash provided by operating activities was primarily attributable to an increase in accounts receivable, an increase in deferred tax assets, a decrease in accounts payable and accrued expenses, accrued compensation and income taxes payable. These changes were offset by an increase in provision for doubtful accounts and note receivable, an increase in payroll and withheld taxes, and a decrease in prepaid expenses and other current assets. The Company continues to institute enhanced controls and standardization over its receivables collection and disbursement processes.

Investing Activities

Investing activities used $5.5 million for the thirteen weeks ended March 29, 2008 as compared to $228,000 for the comparable prior year period. The increase in the use of cash for investing activities for 2008 as compared to the comparable 2007 periodwas primarily attributable to increases in expenditures for property and equipment and in cash used for acquisitions.

Financing Activities

In 2008, financing activities principally consisted of the proceeds from borrowing from the line of credit to finance the acquisition of NuSoft Solutions, Inc. (See footnote 5 to the financial statements). In 2007, financing activities principally consisted of the exercise of stock options with an aggregate exercise price of $376,000.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

The Revolving Credit Facility expires in August 2011. The weighted average interest rates, which include unused line fees, under the Revolving Credit Facility for thethirteen weeks endedMarch 29, 2008 and March 31, 2007 were4.6% and13.3%, respectively. The weighted average interest rate for the 2007 period was disproportionately high in relation to the interest expense incurred because of the inclusion of unused line fees of $7,600. Duringthethirteen weeks ended March 29, 2008 andMarch 31, 2007, the Company’s outstanding borrowings ranged from $-0- to $5.0 million and $-0- million to $1.5 million, respectively. At March 29, 2008 and December 29, 2007, there were $5.0 million and -0- outstanding borrowings under this facility, respectively. At March 29, 2008, there were letters of credit outstanding for $1.6 million. At March 29, 2008, the Company had availability for additional borrowings under the Revolving Credit Facility of $18.4 million.

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any long-term and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations or future financing transactions. The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity and the results of operations for the period in which the effect becomes reasonably estimable.

The Company's business strategy is to achieve growth both internally through operations and externally through strategic acquisitions. The Company from time to time engages in discussions with potential acquisition candidates. As the size of the Company and its financial resources increase, however, acquisition opportunities requiring significant commitments of capital may arise. In order to pursue such opportunities, the Company may be required to incur debt or issue potentially dilutive securities in the future. No assurance can be given as to the Company’s future acquisition and expansion opportunities or how such opportunities will be financed.

The Company does not currently have material commitments for capital expenditures and does not currently anticipate entering into any such commitments during the next 12 months. The Company's current commitments consist primarily of lease obligations for office space and potential deferred consideration payments (see note 5 to the financial statements). The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for the next 12 months.

At March 29, 2008, the Company had a deferred tax asset totaling$2.9 million, primarily representing the tax effect of an allowance for doubtful accounts. The Company expects to utilize the deferred tax asset during the 12 months ending March 28, 2009 by offsettingthe related tax benefits of the asset against tax liabilities incurred from forecasted taxable income.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of March 29, 2008 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations (1)	$5,000	$5,000
Operating Lease Obligations	9,429	3,214	$4,312	$1,903

Total	$13,429	$8,214	$4,312	$1,903

(1)The Revolving Credit Facility is for $25.0 million and includes a sub-limit of $5.0 million for letters of credit. The agreement expires in August 2011. AtMarch 29, 2008, there was $5.0 million outstanding under the line of credit and there were outstanding letters of credit for$1.6 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 29, 2008, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note15 to the consolidated financial statements included in Item 1 of this report.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6.     EXHIBITS

     (10) (a)     Repayment and Security Agreement, dated February 26, 2008, by and between RCM Technologies, Inc. and Ideal Interiors, Inc., Creative Interiors Plus, LLC, DJJ, Inc., Ideal Structural Security, Inc., Frank S. Degrande, Ricardo R. Rivera, Cadil Rodriguez and Louis Serrante.

     (10) (b)     First Amendment, dated February 29, 2008, to Repayment and Security Agreement, dated February 26, 2008, by and between RCM Technologies, Inc. and Ideal Interiors, Inc., Creative Interiors Plus, LLC, DJJ, Inc., Ideal Structural Security, Inc., Frank S. Degrande, Ricardo R. Rivera, Cadil Rodriguez and Louis Serrante.

     (10) (c)     Subordination and Intercreditor Agreement, dated February 29, 2008, by and between RCM Technologies, Inc., RCM Technologies Services Company, Inc. and Prestige Capital Corporation and acknowledged and consented to by Ideal Interiors.

     (10) (d)     Promissory Note, dated February 26, 2008 from Ideal Interiors, Inc., Creative Interiors Plus, LLC, DJJ, Inc. and Ideal Structural Security, Inc..

     (10) (e)     Asset Purchase Agreement, dated March 19, 2008 by and among RCM Technologies, Inc., NuSoft Solutions, Inc. and the selling shareholders identified in section 1 of the agreement.

     31.1           Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

      31.2         Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

      32.1         Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

     32.2            Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

RCM TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCM Technologies, Inc.

     Date:May 8, 2008                                                      By: /s/ Stanton Remer

_____________________________
Stanton Remer
Executive Vice President, Chief Financial Officer,

Treasurer, Secretary and Director
(Principal Financial Officer and
Duly Authorized Officer of the Registrant)

Exhibit 31.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Leon Kopyt, certify that:

1.     I have reviewed thisquarterly report on Form 10-Q of RCM Technologies, Inc. (the “registrant”);

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

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

(c)     evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 8, 2008                                         /s/ Leon Kopyt

                                                                                           _______________________________

Leon Kopyt

Chairman and Chief Executive Officer

Exhibit 31.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Stanton Remer, certify that:
1.     I have reviewed thisquarterly report on Form 10-Q of RCM Technologies, Inc. (the “registrant”);

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

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

(c)     evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 8, 2008                                            /s/ Stanton Remer

___________________________

Stanton Remer

Executive Vice President

Chief Financial Officer, Treasurer, and Secretary

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

     (1) The Company’s periodic report on Form 10-Q for the quarter ended March 29, 2008 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Leon Kopyt

Leon Kopyt
Chief Executive Officer

Date: May 8, 2008

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Stanton Remer, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

     (1) The Company’s periodic report on Form 10-Q for the quarter ended March 29, 2008 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Stanton Remer

Stanton Remer

Chief Financial Officer

Date: May 8, 2008