Form 10-Q
period 2008-06-28
RCM TECHNOLOGIES INC
filed 2008-08-07
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

(856) 356-4500
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

Large Accelerated Filer ___	Accelerated Filer ___	Non-Accelerated Filer ___ (Do not check if a smaller reporting company)	Smaller Reporting Company xXx

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 12,774,026 shares outstanding as of August 7, 2008.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 28, 2008 and December 29, 2007

(Dollars in thousands, except share amounts)

ASSETS

	June 28,	December 29,
	2008	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$4,240	$11,642
Accounts receivable, net of allowance for doubtful accounts
of $1,450 (June 28, 2008) and $1,583 (December 29, 2007), respectively	56,445	45,468
Note receivable-current portion, net of allowance for doubtful account of $1,486 at June 28, 2008		1,893
Prepaid expenses and other current assets	2,240	1,493
Deferred tax assets	2,371	711

Total current assets	65,296	61,207

Property and equipment, at cost
Equipment and leasehold improvements	10,370	9,407
Less: accumulated depreciation and amortization	5,035	5,178

	5,335	4,229

Other assets
Note receivable – long term, net of allowance for doubtful account of $3,671 at June 28, 2008		4,216
Deposits	159	125
Goodwill	46,353	39,588
Intangible assets, net of accumulated amortization
of $1,051(June 28, 2008) and $726 (December 29, 2007), respectively	3,584	349

	50,096	44,278

Total assets	$120,727	$109,714

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (Continued)
June 28, 2008 and December 29, 2007

(Dollars in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 28, 2008	December 29, 2007
	(Unaudited)
Current liabilities
Line of credit	$10,000
Accounts payable and accrued expenses	7,014	$8,005
Accrued compensation	7,277	7,418
Payroll and withheld taxes	1,715	1,087
Income taxes payable		1,156

Total current liabilities	26,006	17,666

Stockholders' equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding
Common stock, $0.05 par value; 40,000,000 shares authorized;
12,774,026 and 12,058,689 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	639	603
Additional paid-in capital	106,885	102,951
Accumulated other comprehensive income	1,417	1,484
Accumulated deficit	(14,220)	(12,990)

	94,721	92,048

Total liabilities and stockholders’ equity	$120,727	$109,714

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Twenty-Six Weeks Ended June 28, 2008 and June 30, 2007

(Unaudited)

(Dollars in thousands, except share amounts)

	June 28, 2008	June 30, 2007

Revenues	$104,125	$111,339

Cost of services	76,677	85,004

Gross profit	27,448	26,335

Operating costs and expenses
Selling, general and administrative	22,626	20,722
Bad debt – note receivable	6,090
Depreciation	596	560
Amortization	325	160
	29,637	21,442

Operating (loss) income	(2,189)	4,893

Other (expense) income
Interest (expense) income, net	(41)	1
(Loss) gain on foreign currency transactions	(5)	11
Legal settlement		800
	(46)	812

(Loss) income before income taxes	(2,235)	5,705

Income tax (benefit) expense	(1,005)	2,281

Net (loss) income	($1,230)	$3,424

Basic (loss) earnings per share	($0.10)	$0.29
Diluted (loss) earnings per share	($0.10)	$0.28

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Thirteen Weeks Ended June 28, 2008 and June 30, 2007
(Unaudited)

(Dollars in thousands, except share amounts)

	June 28, 2008	June 30, 2007

Revenues	$55,011	$56,846

Cost of services	39,861	42,887

Gross profit	15,150	13,959

Operating costs and expenses
Selling, general and administrative	12,141	10,628
Depreciation	315	286
Amortization	245	80
	12,701	10,994

Operating income	2,449	2,965

Other (expense) income
Interest (expense) income, net	(67)	8
(Loss) gain on foreign currency transactions	(6)	13
	(73)	21

Income before income taxes	2,376	2,986

Income tax expense	936	1,133

Net income	$1,440	$1,853

Basic earnings per share	$0.11	$0.16
Diluted earnings per share	$0.11	$0.15

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars in thousands)

	Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007

Common stock
Beginning of period	$603	$591
Issuance of stock under stock purchase plan	1	1
Exercise of stock options		7
Issuance of common stock in connection
with acquisition	35
End of period	$639	$599

Additional paid-in-capital
Beginning of period	$102,951	$101,559
Issuance of stock under stock purchase plan	55	66
Exercise of stock options		546
Issuance of common stock in connection
with acquisition	3,682
Stock-based compensation expense	197	94
End of period	$106,885	$102,265

Accumulated other comprehensive income
Beginning of period	$1,484	$1,002
Translation adjustment	(67)	170
End of period	$1,417	$1,172

Accumulated deficit
Beginning of period	($12,990)	($19,759)
Net (loss) income	(1,230)	3,424
End of period	($14,220)	($16,335)

Comprehensive income (loss)
Net (loss) income	($1,230)	$3,424
Translation adjustment	(67)	170
Total	($1,297)	$3,594

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-Six Weeks Ended June 28, 2008 and June 30, 2007
(Unaudited)

(Dollars in thousands)

	June 28, 2008	June 30, 2007
Cash flows from operating activities:

Net (loss) income	($1,230)	$3,424

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net of effects of acquisition:
Depreciation and amortization	921	723
Stock-based compensation expense	197	94
Provision for losses on accounts receivable	(133)	183
Provision for losses on note receivable	6,090
Deferred tax assets	(1,660)	1,603
Changes in assets and liabilities:
Accounts receivable	(10,879)	(4,822)
Prepaid expenses and other current assets	(519)	(1,376)
Accounts payable and accrued expenses	(577)	3,297
Accrued compensation	(131)	760
Payroll and withheld taxes	577	(47)
Income taxes payable	(1,376)	94

Total adjustments	(7,490)	509

Net cash (used in) provided by operating activities	($8,720)	$3,933

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Twenty-Six Weeks Ended June 28, 2008 and June 30, 2007
(Unaudited)

(Dollars in thousands)

	June 28, 2008	June 30, 2007
Cash flows from investing activities:
Property and equipment acquired	($1,701)	($374)
(Increase) decrease in deposits	(34)	7
Cash paid for acquisition, net of working capital acquired	(6,950)

Net cash used in investing activities	(8,685)	(367)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	56	66
Exercise of stock options		554
Net borrowings on line of credit	10,000

Net cash provided by financing activities	10,056	620

Effect of exchange rate changes on cash and cash equivalents	(53)	248

(Decrease) increase in cash and cash equivalents	(7,402)	4,434

Cash and cash equivalents at beginning of period	11,642	2,449

Cash and cash equivalents at end of period	$4,240	$6,884

Supplemental cash flow information:
Cash paid for:
Interest expense	$82	$132
Income taxes	$2,107	$620

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and Subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 29, 2007 included in the Company’s Annual Report Form 10-K for such period, filed on March 20, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the twenty-six weeks ended June 28, 2008 are not necessarily indicative of results that may be expected for the full year.

2.     Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 29, 2007 was a 52-week reporting year. The second fiscal quarter of 2007, the 2007 fiscal year and the second fiscal quarter of 2008 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date

June 30, 2007	Thirteen	Twenty-Six
December 29, 2007	Thirteen	Fifty-Two
June 28, 2008	Thirteen	Twenty-Six

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

4.     Note Receivable

On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million, which includes interest, in payment of a like amount of accounts receivable from that customer. The note provides that $3.1 million is payable within 12 months and the remaining $4.4 million is payable in 36 monthly installments of $152,000, including principal and interest at 6% per annum through July 2011. The customer paid $1.2 million through April 30, 2008. The note receivable is collateralized by a second position on all of the customer’s accounts receivable as well as the personal guarantees of all its officers. On April 30, 2008, management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment and the Company at that time determined that the note receivable will not likely be collectible. Therefore, the Company recorded a $6.1 million provision for this doubtful account for the twenty-six weeks ended June 28, 2008.

5.     Acquisitions

On March 19, 2008 the Company purchased the operating assets of NuSoft Solutions, Inc. (“NuSoft”), a Michigan corporation. NuSoft is a specialty provider of information technology services. The acquisition of NuSoft was completed in order to expand the Company’s IT solutions services within the Information Technology business segment. The acquisition was effective as of March 1, 2008. The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the IT segment.

The purchase consideration at closing consisted of $4.5 million in cash and 700,000 shares of RCM’s common stock, par value $0.05 (the “Common Stock”), valued at $3.5 million and potential earn-out payments up to $4.4 million of deferred consideration contingent upon NuSoft achieving certain base levels of operating income for each of the three 12- month periods following the purchase. Additional earn-out payments may be made at the end of each of the three 12 month periods following the purchase, to the extent that operating income exceeds these base levels. The acquisition has been accounted for under the purchase method of accounting. The source of cash utilized in the NuSoft acquisition was from the Company's revolving credit facility. The allocation of the long-lived assets had not been completed as of the first quarter ended March 29, 2008. The purchase price allocation of $8.2 million was subsequently completed and the allocation is as follows:

Customer Relationships	$2.3 million
Covenants-Not-To-Compete	0.4 million
Goodwill	5.1 million
Equipment	0.4 million

The deferred consideration and earnouts, if paid, will be recorded as additional purchase consideration. Earnouts cannot be estimated with any certainty.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.     Acquisitions (Continued)

On April 28, 2008 the Registrant purchased the operating assets of MBH Solutions, Inc. (“MBH”), a New York corporation. MBH is a specialty provider of information technology services. The acquisition of MBH was completed in order to expand the Company’s IT solutions services within the Information Technology business segment. The acquisition was effective as of April 1, 2008. The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the IT segment.

The MBH purchase consideration at closing consisted of $1.8 million in cash and assumption of $0.5 million in deferred revenues and 50,000 shares of the Common Stock valued at $205,000 and potential earn-out payments up to $1.5 million of deferred consideration contingent upon MBH achieving certain base levels of operating income for each of the three 12-month periods following the purchase. Additional earn-out payments may be made at the end of each of the three 12-month periods following the purchase, to the extent that operating income exceeds these base levels.

The acquisition has been accounted for under the purchase method of accounting. The source of cash utilized in the MBH acquisition was from the Company’s revolving credit facility. The purchase price allocation of $2.6 million has been allocated as follows:

Customer Relationships	$0.8 million
Covenants-Not-To-Compete	41
Goodwill	1.7 million
Equipment	36

The deferred consideration and earnouts, if paid, will be recorded as additional purchase consideration. Earnouts cannot be estimated with any certainty.

The following results of operations have been prepared assuming the two previous described acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisitions occurred as of the beginning of the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues	$55,011	$64,620	$110,157	$126,511
Operating (loss) income	2,449	3,622	(1,952)	6,462
Net income (loss)	$1,440	$2,176	($1,118)	$3,761
Earnings (loss) per share	$0.11	$0.17	($0.08)	$0.29

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.     Acquisitions (Continued)

In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the sellers upon the acquired business achieving certain earnings targets over periods ranging from two to three years following the acquisition. In general, the contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings. The Company’s outstanding Deferred Consideration obligations, which relate to various acquisitions, could result in approximately the following actual payments:

Year Ending	Amount
December 27, 2008	$100
January 2, 2010	2,400
January 1, 2011	2,300
December 31, 2011	1,300
$6,100

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

The Company writes off fully depreciated assets periodically. During the twenty-six weeks ended June 28, 2008, the write offs were $1.2 million.

7.     New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," to partially defer SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on December 30, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which our effective date is December 30, 2008. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS No. 159 is effective for the Company as of December 30, 2008.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.     New Accounting Standards (Continued)

The Company has elected not to apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements. These other financial assets and liabilities are primarily accounts receivable, accounts payable and debt which are reported at historical value. The fair value of these financial assets and liabilities approximate their fair value because of their short duration and in the case of the debt because it carries variable interest rates which are reset frequently.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, SFAS No. 141R requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. With the exception of certain tax-related aspects described above, SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after December 28, 2008.

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

The Revolving Credit Facility expires in August 2011. The weighted average interest rates, which include unused line fees, under the Revolving Credit Facility for the twenty-six weeks ended June 28, 2008 and June 30, 2007 were 4.1% and 35.4%, respectively. The weighted average interest rate for the 2007 period was disproportionately high in relation to the interest expense incurred because of the inclusion of unused line fees of $7,600. During the twenty-six weeks ended June 28, 2008 and June 30, 2007, the Company’s outstanding borrowings ranged from $-0- to $10.0 million and $-0- million to $1.5 million, respectively. At June 28, 2008 and December 29, 2007, there were $10.0 million and $-0- outstanding borrowings under this facility, respectively. At June 28, 2008, there were letters of credit outstanding for $1.6 million. At June 28, 2008, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.     Interest (Expense) Income, Net

Interest (expense) income, net consisted of the following:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	2008	2007	2008	2007
Interest expense	($105)	($38)	($91)	($13)
Interest income	64	39	24	21
	($41)	$1	($67)	$8

10.     Goodwill and Intangibles

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. There were no triggering events during the twenty-six weeks ended June 28, 2008 that have indicated a need to perform the impairment test prior to the Company's annual test date.

The changes in the carrying amount of goodwill for the twenty-six weeks ended June 28, 2008 are as follows:

	Information Technology	Engineering	Commercial	Total
Balance as of December 29, 2007	$31,350	$8,238		$39,588

Goodwill acquired during the twenty-six weeks ended June 28, 2008	7,184			7,184

Balance as of June 28, 2008	$38,534	$8,238		$46,772

The following table reflects the components of intangible assets, excluding goodwill:

	June 28, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Non-compete agreements	$610	$136	$145	$64
Customer relationships	4,025	915	930	662

Total	$4,635	$1,051	$1,075	$726

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.     Stockholders' Equity

Common Stock Reserved

Unissued shares of common stock were reserved for the following purposes:

	June 28, 2008	December 29, 2007

Exercise of options outstanding	1,391,600	1,462,000
Future grants of options	677,594	728,694

Total	2,069,194	2,190,694

12.     Earnings Per Share

     Both basic and diluted (loss) earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

     The number of common shares used to calculate basic and diluted (loss) earnings per share for the thirteen weeks and twenty-six weeks ended June 28, 2008 and June 30, 2007 was determined as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Basic
Weighted average shares outstanding	12,758,689	11,931,649	12,520,227	11,908,292

Diluted
Shares used for basic calculation	12,758,689	11,931,649	12,520,227	11,908,292
Dilutive effect of options granted under the Company’s stock option plans	71,682	546,999	123,869	512,910
	12,830,371	12,478,648	12,644,096	12,421,202

In the reporting periods where there is net loss, the basic weighted average shares are used to determine loss per share because diluted shares would be antidilutive.

13.     Share - Based Compensation

At June 28, 2008, the Company had five share-based employee compensation plans. The Company measures the fair value of stock options, if and when granted, based upon the closing market price of the Company’s common stock on the date of grant. All grants typically vest over a three-year period and expire within 10 years of issuance. Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.     Share - Based Compensation (Continued)

The Company recognizes compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R"). Compensation cost recognized in 2008 and 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, adjusted for estimated forfeitures, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), adjusted for estimated forfeitures. The straight-line recognition method is used to recognize compensation expense associated with share-based payments that are subject to graded vesting based on service conditions.

Share-based compensation expense of $197, or $0.02 per diluted share, and of $94, or $0.01 per diluted share, was recognized for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.

Share-based compensation expense of $104, or $0.01 per diluted share, and credit of $93, or $0.01 per diluted share, was recognized for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively.

The Company anticipates that share-based compensation will not exceed $400 for the year ending December 27, 2008 based on existing options as of June 28, 2008.

The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during the twenty-six weeks ended June 28, 2008 and June 30, 2007 has been estimated using the following assumptions:

	Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007
Weighted average risk-free interest rate	3.04%	5.02%
Expected term of option	5 Years	5 Years
Expected stock price volatility	56.5%	56.4%
Expected dividend yield	-	-
Annual forfeiture rate	10.1%	16.0%
Weighted-average per share value granted	$4.93	$6.91

Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of June 28, 2008, options to purchase 68,455 shares of common stock granted under the 1992 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.      Share - Based Compensation (Continued)

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company. As of June 28, 2008, options to purchase 50,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of June 28, 2008, options to purchase 747,545 shares of common stock granted under the 1996 were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of June 28, 2008, 8,694 shares of common stock were available for future grants under the 2000 Plan, and options to purchase 494,500 shares of common stock granted under the 2000 Plan were outstanding.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards. No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of June 28, 2008, 668,900 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 31,000 shares of common stock granted under the 2007 Plan were outstanding.

As of June 28, 2008, the Company had approximately $304 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period. These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

The Company received cash from options exercised during the first twenty-six weeks of fiscal years 2008 and 2007 of $-0- and $553, respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.      Share - Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase shares of Common Stock through payroll deductions for up to 10% of qualified compensation. During the twenty-six weeks ended June 28, 2008, there were 15,337 shares issued under the Purchase Plan for net proceeds of $56. As of June 28, 2008, there were 181,288 shares available for issuance under the Purchase Plan. The share-based compensation expense attributable to the 15,337 shares issued was $20 and $24 for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), which establishes standards for companies to report information about operating segments, geographic areas and major customers. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the consolidated financial statements).

The Company uses earnings before interest, taxes, depreciation and amortization (operating income) to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the segments consistent with the Company’s management system:

Twenty-Six Weeks Ended June 28, 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$50,443	$28,129	$25,553		$104,125

Operating expenses (1) (2)	48,962	26,654	23,687		99,303

EBITDA(4)	1,481	1,475	1,866		4,822
Bad debt - note receivable		6,090			6,090

Depreciation	297	211	88		596

Amortization of intangibles	308	17			325

Operating income (loss)	876	(4,843)	1,778		(2,189)

Interest expense, net of interest income	20	11	10		41

Loss on foreign currency transactions		5			5

Income taxes (benefit)	386	(2,187)	796		(1,005)

Net income (loss)	$470	($2,672)	$972		($1,230)

Total assets	$68,322	$21,556	$18,056	$12,793	$120,727

Capital expenditures	$526	$246	$3	$926	$1,701

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information (Continued)

Twenty-Six Weeks Ended June 30, 2007	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$52,306	$37,231	$21,802		$111,339

Operating expenses (1) (2)	48,980	35,704	21,042		105,726

EBITDA(4)	3,326	1,527	760		5,613

Depreciation	253	232	75		560

Amortization of intangibles	143	17			160

Operating income	2,930	1,278	685		4,893

Interest income, net of interest expense	(1)				(1)

Gain on foreign currency transactions		(11)			(11)

Legal settlement				(800)	(800)

Income taxes	1,172	515	274	320	2,281

Net income	$1,759	$774	$411	$480	$3,424

Total assets	$54,525	$27,242	$13,043	$14,168	$108,978

Capital expenditures	$240	$52	$7	$75	$374

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information (Continued)

Thirteen Weeks Ended June 28, 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$28,004	$14,084	$12,923		$55,011

Operating expenses (1) (3)	26,990	13,174	11,838		52,002

EBITDA(4)	1,014	910	1,085		3,009

Depreciation	169	105	41		315

Amortization of intangibles	236	9			245

Operating income	609	796	1,044		2,449

Interest expense, net of (interest income)	34	17	16		67

Loss on foreign currency transactions		6			6

Income taxes	227	305	404		936

Net income	$348	$468	$624		$1,440

Total assets	$68,322	$21,556	$18,056	$12,793	$120,727

Capital expenditures	$63	$23	$2	$529	$617

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information (Continued)

Thirteen Weeks Ended June 30, 2007	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$27,249	$18,256	$11,341		$56,846

Operating expenses (1) (3)	25,417	17,399	10,699		53,515

EBITDA (4)	1,832	857	642		3,331

Depreciation	134	114	38		286

Amortization of intangibles	72	8			80

Operating income	1,626	735	604		2,965

Interest income, net of interest expense	(4)	(3)	(1)		(8)

Gain on foreign currency transactions		(13)			(13)

Income taxes	618	285	230		1,133

Net income	$1,012	$466	$375		$1,853

Total assets	$54,525	$27,242	$13,043	$14,168	$108,978

Capital expenditures	$79	$50	$7	$28	$164

(1)     Operating expenses exclude depreciation and amortization.

(2)     Operating expenses include $197 and $94 of share based compensation expense for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.

(3)     Operating expenses include $104 and $92 of share based compensation expense for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively.

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

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the twenty-six weeks ended June 28, 2008 and June 30, 2007 are as follows:

	Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007
Revenues
U. S.	$94,510	$104,495
Canada	9,615	6,844
	$104,125	$111,339

Fixed Assets
U. S.	$5,249	$4,193
Canada	86	14
	$5,335	$4,207

Revenues by geographic area for the thirteen weeks ended June 28, 2008 and June 30, 2007 are as follows:

	Thirteen Weeks Ended
	June 28, 2008	June 30, 2007
Revenues
U. S.	$50,353	$53,243
Canada	4,658	3,603
	$55,011	$56,846

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.     Contingencies

Discovery proceedings will continue with the other defendants to the end of 2008; the trial of the action will likely be scheduled to take place in the first half of 2009. The Company continues pursuit of its claim for punitive damages against the remaining law firm defendant.

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

RCM’s operational performance began to lose positive momentum in the second half of 2007 due to a weakening global economy and recessionary concerns. This slowdown has continued into the first half of 2008 as the business environment remains a challenging one. Despite the sluggish economy, gross profit margins improved in the second quarter of 2008 as compared to second quarter of 2007 with the addition of two strategic acquisitions to the Company’s enterprise business solutions business unit. The Company continues to be vigilant in monitoring its operating cost structure.

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

The Company provides project management and consulting services, which are billed based on either agreed-upon fixed fees or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. Consequently, the Company is focused more on transitioning to higher value, higher margin solutions offerings. The Company also realizes revenues from client engagements that include the placement of contract and temporary technical consultants and non-technical labor. These services are primarily provided to the client at hourly rates that are established for each of the Company’s consultants based upon their skill level, experience and type of work performed.

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

Critical Accounting Policies

The Company’s consolidated financial statements were prepared in accordance with U. S. generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different from estimated. Management has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company performs its annual goodwill impairment testing, by reportable unit, as of November 30 of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test for 2007 as of November 30, 2007 and identified no impairments. Goodwill was $46.4 million and $39.6 million at June 28, 2008 and December 29, 2007, respectively.

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

Effective as of January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS No. 123R includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of stock-based payment awards. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

Since the Company adopted SFAS No. 123R, effective January 1, 2006, using the modified-prospective transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measures stock-based compensation cost using the Black-Scholes option pricing model.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings. As of June 28, 2008, the Company had total net deferred tax assets of $2.4 million, primarily representing the tax effect of an allowance for doubtful accounts. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The Company recognized no material adjustments in the liability for unrecognized income tax benefits due to the adoption of FIN 48. The Company conducts its operations in multiple tax jurisdictions in the United States and Canada. With limited exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2003. At June 28, 2008, the Company did not have any uncertain tax positions.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Twenty-Six Weeks Ended June 28, 2008 Compared to Twenty-Six Weeks Ended June 30, 2007

A summary of operating results for the fiscal periods ended June 28, 2008 and June 30, 2007 is as follows (in thousands, except for earnings per share data):

	June 28, 2008		June 30, 2007
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$104,125	100.0	$111,339	100.0
Cost of services	76,677	73.6	85,004	76.3
Gross profit	27,448	26.4	26,335	23.7

Selling, general and administrative	22,626	21.7	20,722	18.6
Bad debt - note receivable	6,090	5.9
Depreciation and amortization	921	1.0	720.7
	29,637	28.6	21,442	19.3

Operating (loss) income	(2,189)	(2.2)	4,893	4.4
Other (expense) income	(46)		812.7

(Loss) income before income taxes	(2,235)	(2.2)	5,705	5.1
Income taxes	(1,005)	(1.0)	2,281	2.0

Net (loss) income	($1,230)	(1.2)	$3,424	3.1

(Loss) earnings per share
Basic:	($0.10)		$0.29
Diluted:	($0.10)		$0.28

The above summary is not a presentation of results of operations under accounting principles generally accepted in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended June 28, 2008 and June 30, 2007 consisted of twenty-six weeks each.

Revenues. Revenues decreased 6.5%, or $7.2 million, for the twenty-six weeks ended June 28, 2008 as compared to the same period in the prior year (the “comparable prior year period”). Revenues decreased $1.9 million in the Information Technology (“IT”) segment, decreased $9.1 million in the Engineering segment, and increased $3.8 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy and the loss of an engineering client, which generated revenue of $10.8 million in the 2007 period as compared to $-0- in the 2008 period. Management expects revenues for the remainder of fiscal 2008 to remain generally consistent on a prorated basis with the revenues for the thirteen weeks ended June 28, 2008. Revenues that were attributable to acquisitions which occurred in the IT segment since June 30, 2007 and were not included in the comparable prior year period were approximately $8.6 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Twenty-Six Weeks Ended June 28, 2008 Compared to Twenty-Six Weeks Ended June 30, 2007 - (Continued)

Cost of Services. Cost of services decreased 9.8%, or $8.3 million, for the twenty-six weeks ended June 28, 2008 as compared to the comparable prior year period. This decrease was primarily due to the decrease in revenues. Cost of services as a percentage of revenues decreased to 73.6% for the twenty-six weeks ended June 28, 2008 from 76.3% for the comparable prior year period. This decrease was primarily attributable to decreased revenues in the Engineering segment, which had lower gross margins. Management anticipates the ratio gross margins for the remainder of fiscal 2008 to remain comparable to those in the twenty-six weeks ended June 28, 2008.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses increased 9.2%, or $1.9 million, for the twenty-six weeks ended June 28, 2008 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 21.7% for the twenty-six weeks ended June 28, 2008 as compared to 18.6% for the comparable prior year period. This percentage increase was primarily attributable to the SGA expenses incurred in connection with two acquisitions subsequent to February 28, 2008. Management expects SGA expenses for the remainder of fiscal 2008 to remain generally consistent with the SGA expenses, adjusted for seventeen weeks of additional SGA expenses from the aforementioned acquisitions, for the twenty-six weeks ended June 28, 2008.

Bad Debt - Note Receivable. On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million per agreement which includes interest in payment of a like amount of accounts receivable from that customer. Of that amount, the note provides that $3.1 million is payable within 12 months and the remaining $4.4 million is payable in 36 monthly installments of $152,000, including principal and interest at 6% per annum through July 2011. The customer paid $1.2 million through April 30, 2008. The note receivable is collateralized by a second position on all of the customer’s accounts receivable as well as the personal guarantees of all its officers. On April 30, 2008, management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment and the Company at that time determined that this note receivable will not likely be collectible. Therefore, the Company recorded a $6.1 million reserve to this doubtful account for the twenty-six weeks ended June 28, 2008.

Depreciation and Amortization. Depreciation and amortization increased 27.9%, or $.2 million for the twenty-six weeks ended June 28, 2008 as compared to the comparable prior year period. This increase was principally attributable to amortization of intangibles incurred from two acquisitions in the 2008 period.

Other Income (Expense). Other (expense) income consists of interest expense, net of interest income and gains and losses on foreign currency transactions and, in 2007, the proceeds from a legal settlement. For the twenty-six weeks ended June 28, 2008, actual interest expense of $105,000 was offset by $64,000 of interest income, which was earned from short-term money market deposits. Interest expense, net increased $42,000 for the twenty-six weeks ended June 28, 2008 as compared to the comparable prior year period. This increase was primarily due to increased borrowing levels associated with the funding of two acquisitions in the 2008 period. Gains and losses on foreign currency transactions increased $16,000 in the twenty-six weeks ended June 28, 2008 as compared to the comparable prior year period. This increase was attributable to the unfavorable exchange rates realized during the 2008 period. The proceeds from the legal settlement in 2007 were realized when the Company reached a settlement with one of the law firm defendants resulting in the recovery of $800,000 (see footnote 15 to the consolidated financial statements).

Income Tax. Income tax expense decreased 144.1%, or $3.3 million, for the twenty-six weeks ended June 28, 2008 as compared to the comparable prior year period. This decrease was principally attributable to a decrease in income before taxes, which included a $6.1 million bad debt expense on a note receivable for the twenty-six weeks ended June 28, 2008 as well as an increase in tax deductible goodwill amortization of approximately $213,000. The effective tax rate was a credit of 45.0% for the twenty-six weeks ended June 28, 2008 as compared to 40.0% in the comparable prior year period. Without the bad debt expense, the effective tax rate would have been 36.4%.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Twenty-Six Weeks Ended June 28, 2008 Compared to Twenty-Six Weeks Ended June 30, 2007 - (Continued)

Segment Discussion (See Footnote 14)

Information Technology

IT revenues of $50.4 million in 2008 decreased $1.9 million, or 3.6%, compared to 2007. The decrease in revenue was attributable to the weakness in the economy and demand for the Company’s IT services. The IT segment EBITDA was $1.5 million, or 30.7% of the overall EBITDA for 2008, as compared to $3.3 million, or 59.3% of the overall EBITDA for 2007.

Engineering

Engineering revenues of $28.1 million in 2008 decreased $9.1 million, or 24.4%, compared to 2007. The decrease in revenue was attributable to a weakening of the general economy and the loss of an Engineering client that generated revenue of $10.8 million in the 2007 period. The Engineering segment EBITDA was $1.5 million, or 30.6% of the overall EBITDA for 2008, as compared to $1.5 million, or 27.2% of the overall EBITDA for 2007.

Commercial

Commercial revenues of $25.6 million in 2008 increased $3.8 million, or 17.2%, compared to 2007. The increase in revenues was principally attributable to increased demand for the Company’s Healthcare staffing services. The Commercial segment EBITDA was $1.9 million, or 38.7% of the overall EBITDA for 2008, as compared to $760,000, or 13.5% of the overall EBITDA for 2007.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended June 28, 2008 Compared to Thirteen Weeks Ended June 30, 2007

A summary of operating results for the fiscal periods ended June 28, 2008 and June 30, 2007 is as follows (in thousands, except for earnings per share data):

	June 28, 2008		June 30, 2007
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$55,011	100.0	$56,846	100.0
Cost of services	39,861	72.5	42,887	75.4
Gross profit	15,150	27.5	13,959	24.6

Selling, general and administrative	12,141	22.1	10,628	18.7
Depreciation and amortization	560	1.0	366.6
	12,701	23.1	10,994	19.3

Operating income	2,449	4.5	2,965	5.2
Other income (expense)	(73)	(.2)	21

Income before income taxes	2,376	4.3	2,986	5.2
Income taxes	936	1.7	1,133	1.9

Net (loss) income	$1,440	2.6	$1,853	3.3

Earnings per share
Basic:	$0.11		$0.16
Diluted:	$0.11		$0.15

The above summary is not a presentation of results of operations under accounting principles generally accepted in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended June 28, 2008 and June 30, 2007 consisted of thirteen weeks each.

Revenues. Revenues decreased 3.2%, or $1.8 million, for the thirteen weeks ended June 28, 2008 as compared to the same period in the prior year (the “comparable prior year period”). Revenues increased $0.8 million in the Information Technology (“IT”) segment, decreased $4.2 million in the Engineering segment, and increased $1.6 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy and the loss of an engineering client, which generated revenue of $5.8 million in the 2007 period as compared to $-0- in the 2008 period. Management expects revenues for the remainder of fiscal 2008 to remain generally consistent on a prorated basis with the revenues for the thirteen weeks ended June 28, 2008. Revenues that were attributable to acquisitions which occurred in the IT segment since June 30, 2007 were not included in the comparable prior year period were approximately $7.1 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended June 28, 2008 Compared to Thirteen Weeks Ended June 30, 2007 - (Continued)

Cost of Services. Cost of services decreased 7.1%, or $3.0 million, for the thirteen weeks ended June 28, 2008 as compared to the comparable prior year period. This decrease was primarily due to the decrease in revenues. Cost of services as a percentage of revenues decreased to 72.5% for the thirteen weeks ended June 28, 2008 from 75.4% for the comparable prior year period. This decrease was primarily attributable to decreased revenues in the Engineering segment, which had lower gross margins. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2008 to remain comparable to the thirteen weeks ended June 28, 2008.

Selling, General and Administrative. SGA expenses increased 14.2%, or $1.5 million, for the thirteen weeks ended June 28, 2008 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 22.1% for the thirteen weeks ended June 28, 2008 as compared to 18.7% for the comparable prior year period. This percentage increase was primarily attributable to the SGA expenses incurred in connection with two acquisitions subsequent to February 28, 2008. Management expects SGA expenses for the remainder of fiscal 2008 to remain generally consistent with the SGA expenses, adjusted for thirteen weeks of additional SGA expenses from the aforementioned acquisition, for the thirteen weeks ended June 28, 2008.

Depreciation and Amortization. Depreciation and amortization increased $0.2 million for the thirteen weeks ended June 28, 2008 as compared to the comparable prior year period. This increase was principally attributable to amortization of intangibles incurred from two acquisitions in the 2008 period.

Other Income (Expense). Other (expense) income consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended June 28, 2008, actual interest expense of $91,000 was offset by $24,000 of interest income, which was earned from short-term money market deposits. Interest expense, net increased $75,000 for the thirteen weeks ended June 28, 2008 as compared to the comparable prior year period. This increase was primarily due to increased borrowing levels associated with the funding of two acquisitions in the 2008 period. Loss on foreign currency transactions increased $19,000 in the thirteen weeks ended June 28, 2008 as compared to the comparable prior year period. This increase was attributable to the unfavorable exchange rates realized during the 2008 period.

Income Tax. Income tax expense decreased 17.4%, or $0.2 million, for the thirteen weeks ended June 28, 2008 as compared to the comparable prior year period. This decrease was principally attributable to a decrease in income before taxes, which included an increase in goodwill amortization of approximately $165,000. The effective tax rate was a credit of 39.3% for the thirteen weeks ended June 28, 2008 as compared to 37.9% in the comparable prior year period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended June 28, 2008 Compared to Thirteen Weeks Ended June 30, 2007 - (Continued)

Segment Discussion (See Footnote 14)

Information Technology

IT revenues of $28.0 million in 2008 increased $0.8 million, or 2.8%, compared to 2007. The increase in revenue was attributable to two acquisitions in the IT segment in the 2008 period offset by the continued weakening of the general economy. The IT segment EBITDA was $1.0 million, or 33.7% of the overall EBITDA for 2008, as compared to $1.8 million, or 55.0% of the overall EBITDA for 2007.

Engineering

Engineering revenues of $14.1 million in 2008 decreased $4.2 million, or 22.9%, compared to 2007. The decrease in revenue was attributable to a weakening of the general economy and the loss of an engineering client that generated revenue of $5.1 million in the 2007 period. The Engineering segment EBITDA was $910,000, or 30.2% of the overall EBITDA for 2008, as compared to $857,000, or 25.7% of the overall EBITDA for 2007.

Commercial

Commercial revenues of $12.9 million in 2008 increased $1.6 million, or 13.9%, compared to 2007. The increase in revenues was principally attributable to increased revenues in the Company’s Healthcare business unit. The Commercial segment EBITDA was $1.1 million, or 36.1% of the overall EBITDA for 2008, as compared to $642,000, or 19.3% of the overall EBITDA for 2007.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Twenty-Six Weeks Ended
(In thousands)	June 28, 2008	June 30, 2007

Operating Activities	($8,720)	$3,933
Investing Activities	($8,685)	($367)
Financing Activities	$10,056	$620

Operating Activities

Operating activities used $8.7 million of cash for the twenty-six weeks ended June 28, 2008 as compared to $3.9 million provided by operating activities for the comparable 2007 period. The decrease in cash provided by operating activities was primarily attributable to an increase in accounts receivable, an increase in deferred tax assets, an increase in prepaid expenses and other current assets, a decrease in accounts payable and accrued expenses, accrued compensation, provision for doubtful accounts, and income taxes payable. These changes were offset by an increase in payroll and withheld taxes.

Investing Activities

Investing activities used $8.7 million for the twenty-six weeks ended June 28, 2008 as compared to $367,000 for the comparable prior year period. The increase in the use of cash for investing activities for 2008 as compared to the comparable 2007 period was primarily attributable to increases in expenditures for property and equipment and in cash used for acquisitions.

Financing Activities

In 2008, financing activities principally consisted of the proceeds from borrowing from the line of credit to finance the acquisition of NuSoft Solutions, Inc and MBH Solutions, Inc. (See footnote 5 to the financial statements). In 2007, financing activities principally consisted of the exercise of stock options with an aggregate exercise price of $554,000.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

The Revolving Credit Facility expires in August 2011. The weighted average interest rates, which include unused line fees, under the Revolving Credit Facility for the twenty-six weeks ended June 28, 2008 and June 30, 2007 were 4.1% and 35.4%, respectively. The weighted average interest rate for the 2007 period was disproportionately high in relation to the interest expense incurred because of the inclusion of unused line fees of $7,600. During the twenty-six weeks ended June 28, 2008 and June 30, 2007, the Company’s outstanding borrowings ranged from $-0- to $10.5 million and $-0- million to $1.5 million, respectively. At June 28, 2008 and December 29, 2007, there were $10.0 million and $-0- outstanding borrowings under this facility, respectively. At June 28, 2008, there were letters of credit outstanding for $1.6 million. At June 28, 2008, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

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

At June 28, 2008, the Company had a deferred tax asset totaling $2.4 million, primarily representing the tax effect of an allowance for doubtful accounts. The Company expects to utilize the deferred tax asset during the 12 months ending June 27, 2009 by offsetting the related tax benefits of the asset against tax liabilities incurred from forecasted taxable income.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of June 28, 2008 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations (1)	$10,000	$10,000
Operating Lease Obligations	11,753	3,793	$5,416	$2,544

Total	$21,753	$13,793	$5,416	$2,544

(1)The Revolving Credit Facility is for $25.0 million and includes a sub-limit of $5.0 million for letters of credit. The agreement expires in August 2011. At June 28, 2008, there were $10.0 million outstanding borrowings under the line of credit and there were outstanding letters of credit for $1.6 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 28, 2008, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations. The Company does not expect any material loss with respect to its investment portfolio.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2008, the Company issued to MBH Solutions, Inc. (“MBH”), 50,000 shares (the “Shares”) of the common stock, par value $0.05, of the Company, at an aggregate valuation of $205,000, as part of the consideration for the acquisition of certain assets from MBH. The issuance of the Shares was made in reliance on an exemption from registration of the Shares under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 12, 2008.

The following actions were taken:

     1)     The following directors were elected to serve as Class C directors on the Board of Directors, and shall serve a term expiring at the Company’s Annual Meeting in 2011 and until their respective successor shall be elected and qualified. Tabulated voting results were as follows:

     Leon Kopyt     (Class C)     (For 6,205,658;     Withheld 4,724,658)

     Stanton Remer     (Class C)     (For 6,189,748;     Withheld 4,740,568)

The Class A director of the Company, Norman S. Berson, will continue to serve on the Board of Directors for a term expiring at the Company’s Annual Meeting in 2009 and until his successor has been elected and qualified.

The Class B directors of the Company, Robert B. Kerr and Lawrence Needleman, will continue to serve on the Board of Directors for a term expiring at the Company’s Annual Meeting in 2010 and until their successors have been elected and qualified.

     2)     Approval of Grant Thornton LLP as the independent auditing firm for the Company for the fiscal year ending December 27, 2008.

     Votes For – 10,836,372      Votes Against – 82,787     Abstentions – 11,157

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

RCM Technologies, Inc.

     Date: August 7, 2008                                                By: /s/ Stanton Remer

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

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: August 7, 2008

                                                                                            /s/ Leon Kopyt

_______________________________

Leon Kopyt

Chairman, President and Chief Executive Officer

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

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: August 7, 2008

                                                                                                 /s/ Stanton Remer

______________________________

Stanton Remer
Executive Vice President
Chief Financial Officer, Treasurer, and Secretary

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

     (1) The Company’s periodic report on Form 10-Q for the quarter ended June 28, 2008 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Leon Kopyt

Leon Kopyt
President and Chief Executive Officer

Date: August 7, 2008

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Stanton Remer, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

     (1) The Company’s periodic report on Form 10-Q for the quarter ended June 28, 2008 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Stanton Remer

Stanton Remer

Chief Financial Officer

Date: August 7, 2008