Form 10-Q
period 2008-09-27
RCM TECHNOLOGIES INC
filed 2008-11-13
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large Accelerated Filer ___	Accelerated Filer ___	Non-Accelerated Filer ___ (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 12,774,026 shares outstanding as of November 12, 2008.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 27, 2008 and December 29, 2007

(Dollars in thousands, except share amounts)

ASSETS

	September 27,	December 29,
	2008	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$3,314	$11,642
Accounts receivable, net of allowance for doubtful accounts
of $1,352 (September 27, 2008) and $1,583 (December 29, 2007), respectively	55,830	45,468
Note receivable-current portion	-	1,893
Prepaid expenses and other current assets	2,521	1,493
Deferred tax assets	2,369	711

Total current assets	64,034	61,207

Property and equipment, at cost
Equipment and leasehold improvements	10,813	9,407
Less: accumulated depreciation and amortization	5,359	5,178

	5,454	4,229

Other assets
Note receivable – long term	-	4,216
Deposits	235	125
Goodwill	46,449	39,588
Intangible assets, net of accumulated amortization
of $1,328 (September 27, 2008) and $726 (December 29, 2007), respectively	3,307	349

	49,991	44,278

Total assets	$119,479	$109,714

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (Continued)
September 27, 2008 and December 29, 2007

(Dollars in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 27, 2008	December 29, 2007
	(Unaudited)
Current liabilities
Line of credit	$9,100	$ -
Accounts payable and accrued expenses	6,800	8,005
Accrued compensation	7,029	7,418
Payroll and withheld taxes	1,487	1,087
Income taxes payable	-	1,156

Total current liabilities	24,416	17,666

Stockholders' equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding
Common stock, $0.05 par value; 40,000,000 shares authorized;
12,774,026 and 12,058,689 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	639	603
Additional paid-in capital	106,833	102,951
Accumulated other comprehensive income	1,246	1,484
Accumulated deficit	(13,655)	(12,990)

	95,063	92,048

Total liabilities and stockholders’ equity	$119,479	$109,714

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Thirty-Nine Weeks Ended September 27, 2008 and September 29, 2007

(Unaudited)

(Dollars in thousands, except share amounts)

	September 27, 2008	September 29, 2007

Revenues	$155,742	$165,418

Cost of services	115,039	125,650

Gross profit	40,703	39,768

Operating costs and expenses
Selling, general and administrative	34,356	31,010
Bad debt – note receivable	6,090	-
Depreciation	937	849
Amortization	602	240
	41,985	32,099

Operating (loss) income	(1,282)	7,669

Other (expense) income
Interest (expense) income, net	(114)	32
(Loss) gain on foreign currency transactions	(6)	53
Legal settlement	-	800
	(120)	885

(Loss) income before income tax (benefit) expense	(1,402)	8,554

Income tax (benefit) expense	(737)	3,406

Net (loss) income	($665)	$5,148

Basic (loss) earnings per share	($.05)	$.43
Diluted (loss) earnings per share	($.05)	$.41

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Thirteen Weeks Ended September 27, 2008 and September 29, 2007
(Unaudited)

(Dollars in thousands, except share amounts)

	September 27, 2008	September 29, 2007

Revenues	$51,617	$54,079

Cost of services	38,362	40,646

Gross profit	13,255	13,433

Operating costs and expenses
Selling, general and administrative	11,730	10,288
Depreciation	341	289
Amortization	277	80
	12,348	10,657

Operating income	907	2,776

Other (expense) income
Interest (expense) income, net	(73)	32
(Loss) gain on foreign currency transactions	(1)	41
	(74)	73

Income before income taxes	833	2,849

Income tax expense	268	1,125

Net income	$565	$1,724

Basic earnings per share	$.04	$.14
Diluted earnings per share	$.04	$.14

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars in thousands)

	Thirty-Nine Weeks Ended
	September 27, 2008	September 29, 2007

Common stock
Beginning of period	$603	$591
Issuance of stock under stock purchase plan	1	-
Exercise of stock options	-	11
Issuance of common stock in connection
with acquisition	35	-
End of period	$639	$602

Additional paid-in-capital
Beginning of period	$102,951	$101,559
Issuance of stock under stock purchase plan	55	66
Exercise of stock options	-	804
Issuance of common stock in connection
with acquisition	3,682	-
Stock-based compensation expense	145	151
End of period	$106,833	$102,580

Accumulated other comprehensive income
Beginning of period	$1,484	$1,002
Translation adjustment	(238)	247
End of period	$1,246	$1,249

Accumulated deficit
Beginning of period	($12,990)	($19,759)
Net (loss) income	(665)	5,148
End of period	($13,655)	($14,611)

Comprehensive (loss) income
Net (loss) income	($665)	$5,148
Translation adjustment	(238)	247
Total	($903)	$5,395

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-Nine Weeks Ended September 27, 2008 and September 29, 2007
(Unaudited)

(Dollars in thousands)

	September 27, 2008	September 29, 2007
Cash flows from operating activities:

Net (loss) income	($665)	$5,148

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net of effects of acquisition:
Depreciation and amortization	1,536	1,089
Stock-based compensation expense	145	151
Provision for losses on accounts receivable	(231)	155
Provision for losses on note receivable	6,090	-
Deferred tax assets	(1,658)	2,153
Changes in assets and liabilities:
Accounts receivable	(10,282)	(4,195)
Prepaid expenses and other current assets	(876)	(690)
Accounts payable and accrued expenses	(812)	648
Accrued compensation	(351)	(111)
Payroll and withheld taxes	432	131
Income taxes payable	(1,299)	547

Total adjustments	(7,306)	(122)

Net cash (used in) provided by operating activities	($7,971)	$5,026

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Thirty-Nine Weeks Ended September 27, 2008 and September 29, 2007
(Unaudited)

(Dollars in thousands)

	September 27, 2008	September 29, 2007
Cash flows from investing activities:
Property and equipment acquired	($2,161)	($502)
(Increase) decrease in deposits	(109)	5
Cash paid for acquisition, net of working capital acquired	(7,045)	(259)

Net cash used in investing activities	(9,315)	(756)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	56	66
Exercise of stock options	-	815
Net borrowings on line of credit	9,100	-

Net cash provided by financing activities	9,156	881

Effect of exchange rate changes on cash and cash equivalents	(198)	316

(Decrease) increase in cash and cash equivalents	(8,328)	5,467

Cash and cash equivalents at beginning of period	11,642	2,449

Cash and cash equivalents at end of period	$3,314	$7,916

Supplemental cash flow information:
Cash paid for:
Interest expense	$169	$147
Income taxes	$2,244	$734

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and Subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 29, 2007 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the thirty-nine weeks ended September 27, 2008 are not necessarily indicative of results that may be expected for the full year.

2.     Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 29, 2007 was a 52-week reporting year. The third fiscal quarter of 2007, the 2007 fiscal year and the third fiscal quarter of 2008 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date

September 29, 2007	Thirteen	Thirty-Nine
December 29, 2007	Thirteen	Fifty-Two
September 27, 2008	Thirteen	Thirty-Nine

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

4.     Note Receivable

On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.2 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. The Company has since determined that the note receivable is not collectible. Therefore, during the thirteen weeks ended September 27, 2008, the Company wrote off this note receivable in the amount of $6.1 million.

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

The purchase consideration at closing consisted of $4.5 million in cash and 700,000 shares of RCM’s common stock, par value $0.05 (the “Common Stock”), valued at $3.7 million and potential earn-out payments up to $4.4 million of deferred consideration contingent upon NuSoft achieving certain base levels of operating income for each of the three 12-month periods following the purchase. Additional earn-out payments may be made at the end of each of the three 12-month periods following the purchase, to the extent that operating income exceeds these base levels. The acquisition has been accounted for under the purchase method of accounting. The source of cash utilized in the NuSoft acquisition was from the Company's revolving credit facility. The purchase price allocation of $8.2 million is as follows:

Customer Relationships	$2,260
Covenants-Not-To-Compete	424
Goodwill	5,125
Equipment	446

The deferred consideration and earnouts, if paid, will be recorded as additional purchase consideration. Earnouts cannot be estimated with any certainty.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.     Acquisitions (Continued)

On April 28, 2008 the Company purchased the operating assets of MBH Solutions, Inc. (“MBH”), a New York corporation. MBH is a specialty provider of information technology services. The acquisition of MBH was completed in order to expand the Company’s IT solutions services within the Information Technology business segment. The acquisition was effective as of April 1, 2008 and has been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the IT segment.

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

The acquisition has been accounted for under the purchase method of accounting. The source of cash utilized in the MBH acquisition was from the Company’s revolving credit facility. The purchase price allocation of $2.5 million has been allocated as follows:

Customer Relationships	$835
Covenants-Not-To-Compete	41
Goodwill	1,636
Equipment	36

The deferred consideration and earnouts, if paid, will be recorded as additional purchase consideration. Earnouts cannot be estimated with any certainty.

The following results of operations have been prepared assuming the two previously described acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisitions occurred as of the beginning of the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues	$51,617	$61,280	$161,474	$187,528
Operating (loss) income	907	3,120	(1,089)	8,930
Net income (loss)	$565	$1,864	($593)	$5,706
Earnings (loss) per share	$0.04	$0.15	($0.05)	$0.46

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.     Acquisitions (Continued)

In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the sellers upon the acquired business achieving certain earnings targets over periods ranging from two to three years following the acquisition. In general, the contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings. The Company’s outstanding Deferred Consideration obligations, which relate to various acquisitions, could result in the following payments:

Year Ending	Amount
January 2, 2010	$2,400
January 1, 2011	2,300
December 31, 2011	1,300
$6,000

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

The Company writes off fully depreciated assets periodically. During the thirty-nine weeks ended September 27, 2008, the write offs were $1.2 million.

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

8.     Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends. The Revolving Credit Facility expires in August 2011.

The weighted average interest rates under the Revolving Credit Facility for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 were 3.91% and 8.25%, respectively. All borrowings in 2008 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more. All borrowings in 2007 were short term and borrowed under alternative (ii) the agent bank's prime rate. During the thirty-nine weeks ended September 27, 2008 and September 29, 2007, the Company’s outstanding borrowings ranged from $-0- to $10.5 million and $-0- million to $1.5 million, respectively. At September 27, 2008 and December 29, 2007, there were $9.1 million and $-0- outstanding borrowings under this facility, respectively. At September 27, 2008, there were letters of credit outstanding for $1.6 million. At September 27, 2008, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.3 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.     Interest (Expense) Income, Net

Interest (expense) income, net consisted of the following:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Interest expense	($177)	($30)	($85)	($7)
Unused line fee	(16)	(23)	(4)	(8)
Interest income	79	85	16	47
	($114)	$32	($73)	$32

10.     Goodwill and Intangibles

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. There were no triggering events during the thirty-nine weeks ended September 27, 2008 that have indicated a need to perform the impairment test prior to the Company's annual test date.

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 27, 2008 are as follows:

	Information Technology	Engineering	Commercial	Total
Balance as of December 29, 2007	$31,350	$8,238	-	$39,588

Goodwill acquired during the thirty-nine weeks ended September 27, 2008	6,761	100	-	6,861

Balance as of September 27, 2008	$38,111	$8,338	-	$46,449

The following table reflects the components of intangible assets, excluding goodwill:

	September 27, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Non-compete agreements	$610	$218	$145	$64
Customer relationships	4,025	1,110	930	662

Total	$4,635	$1,328	$1,075	$726

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    Stockholders' Equity

 Common Stock Reserved

 Unissued shares of common stock were reserved for the following purposes:

	September 27, 2008	December 29, 2007

Exercise of options outstanding	1,334,900	1,462,000
Future grants of options	679,294	728,694

Total	2,014,194	2,190,694

12.     Earnings Per Share

     Both basic and diluted (loss) earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

     The number of common shares used to calculate basic and diluted (loss) earnings per share for the thirteen weeks and thirty-nine weeks ended September 27, 2008 and September 29, 2007 was determined as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Basic
Weighted average shares outstanding	12,774,026	12,019,951	12,604,827	11,946,085

Diluted
Shares used for basic calculation	12,774,026	12,019,951	12,604,827	11,946,085
Dilutive effect of options granted under the Company’s stock option plans	-	596,454	61,704	546,514
	12,774,026	12,616,405	12,666,531	12,492,599

In the reporting periods where there is net loss, the basic weighted average shares are used to determine loss per share because diluted shares would be antidilutive.

13.     Share - Based Compensation

At September 27, 2008, the Company had five share-based employee compensation plans. The Company measures the fair value of stock options, if and when granted, based upon the closing market price of the Company’s common stock on the date of grant. All grants typically vest over a three-year period and expire within 10 years of issuance. Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

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

Share-based compensation expense of $145, or $0.01 per diluted share, and of $151, or $0.01 per diluted share, was recognized for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.

Share-based compensation credit of ($52), or $0.00 per diluted share, and an expense of $57, or $0.00 per diluted share, was recognized for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively.

The Company anticipates that share-based compensation will not exceed $300 for the year ending December 27, 2008 based on existing options as of September 27, 2008.

The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during the thirty-nine weeks ended September 27, 2008 and September 29, 2007 has been estimated using the following assumptions:

	Thirty-Nine Weeks Ended
	September 27, 2008	September 29, 2007
Weighted average risk-free interest rate	3.04%	4.2%
Expected term of option	5 Years	5 Years
Expected stock price volatility	57.5%	56.7%
Expected dividend yield	N/A	N/A
Annual forfeiture rate	12.1%	29.5%
Weighted-average per share value granted	$4.93	$9.29

    Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of September 27, 2008, options to purchase 68,455 shares of common stock granted under the 1992 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.     Share - Based Compensation (Continued)

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company. As of September 27, 2008, options to purchase 50,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of September 27, 2008, options to purchase 692,545 shares of common stock granted under the 1996 were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of September 27, 2008, 8,694 shares of common stock were available for future grants under the 2000 Plan, and options to purchase 494,500 shares of common stock granted under the 2000 Plan were outstanding.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards. No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of September 27, 2008, 670,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 29,400 shares of common stock granted under the 2007 Plan were outstanding.

As of September 27, 2008, the Company had approximately $203 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period. These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

The Company received cash from options exercised during the first thirty-nine weeks of fiscal years 2008 and 2007 of $-0- and $815, respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.   Share - Based Compensation (Continued)

 Incentive Stock Option Plans (Continued)

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase shares of Common Stock through payroll deductions for up to 10% of qualified compensation. During the thirty-nine weeks ended September 27, 2008, there were 15,337 shares issued under the Purchase Plan for net proceeds of $56. As of September 27, 2008, there were 181,288 shares available for issuance under the Purchase Plan. The share-based compensation expense attributable to the 15,337 shares issued was $20 and $24 for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.

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

The Company uses earnings before interest, taxes, depreciation and amortization to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the segments consistent with the Company’s management system:

Thirty-Nine Weeks Ended September 27, 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$77,201	$42,790	$35,751	-	$155,742

Operating expenses (1) (2)	75,582	40,358	33,455	-	149,395

EBITDA(4)	1,619	2,432	2,296	-	6,347
Bad debt - note receivable	-	6,090	-	-	6,090

Depreciation	472	334	130	-	937

Amortization of intangibles	576	26	-	-	602

Operating income (loss)	570	(4,018)	2,166	-	(1,282)

Interest expense, net of interest income	57	31	26	-	114

Loss on foreign currency transactions	3	2	1	-	6

Income taxes (benefit)	328	(2,310)	1,245	-	(737)

Net income (loss)	$182	($1,741)	$894	-	($665)

Total assets	$67,807	$25,467	$14,112	$12,093	$119,479

Capital expenditures	$674	$437	$25	$1,025	$2,161

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information (Continued)

Thirty-Nine Weeks Ended September 29, 2007	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$76,813	$56,346	$32,259	-	$165,418

Operating expenses (1) (2)	71,940	53,509	31,211	-	156,660

EBITDA(4)	4,873	2,837	1,048	-	8,758

Depreciation	386	350	113	-	849

Amortization of intangibles	215	25	-	-	240

Operating income	4,272	2,462	935	-	7,669

Interest income, net of interest expense	(18)	(10)	(4)	-	(32)

Gain on foreign currency transactions	-	(53)	-	-	(53)

Legal settlement	-	-	-	(800)	(800)

Income taxes	1,708	1,005	373	320	3,406

Net income	$2,582	$1,520	$566	$480	$5,148

Total assets	$53,161	$29,978	$11,647	$13,896	$108,682

Capital expenditures	$272	$58	$10	$162	$502

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information (Continued)

Thirteen Weeks Ended September 27, 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$26,757	$14,662	$10,197	-	$51,617

Operating expenses (1) (3)	26,621	13,705	9,766	-	50,092

EBITDA(4)	136	957	431	-	1,525

Depreciation	176	123	41	-	341

Amortization of intangibles	268	9	-	-	277

Operating income	(308)	825	390	-	907

Interest expense, net of (interest income)	38	21	14	-	73

Loss on foreign currency transactions	-	1	-	-	1

Income taxes	(91)	244	115	-	268

Net income	($255)	$559	$261	-	$565

Total assets	$67,807	$25,467	$14,112	$12,093	$119,479

Capital expenditures	$148	$191	$22	$99	$460

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information (Continued)

Thirteen Weeks Ended September 29, 2007	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$24,507	$19,115	$10,457	-	$54,079

Operating expenses (1) (3)	22,960	17,805	10,169	-	50,934

EBITDA (4)	1,547	1,310	288	-	3,145

Depreciation	133	118	38	-	289

Amortization of intangibles	72	8	-	-	80

Operating income	1,342	1,184	250	-	2,776

Interest income, net of interest expense	(17)	(11)	(4)	-	(32)

Gain on foreign currency transactions	-	(41)	-	-	(41)

Income taxes	536	490	99	-	1,125

Net income	$823	$746	$155	-	$1,724

Total assets	$53,161	$29,978	$11,647	$13,896	$108,682

Capital expenditures	$32	$6	$3	$87	$128

(1)  Operating expenses exclude depreciation and amortization.

(2)  Operating expenses include $145 and $151 of share based compensation expense for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.

(3)  Operating expenses include ($52) and $57 of share based compensation expense for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively.

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

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 are as follows:

	Thirty-Nine Weeks Ended
	September 27, 2008	September 29, 2007
Revenues
U. S.	$141,275	$153,777
Canada	14,467	11,641
	$155,742	$165,418

Fixed Assets
U. S.	$5,375	$4,045
Canada	79	-
	$5,454	$4,045

Revenues by geographic area for the thirteen weeks ended September 27, 2008 and September 29, 2007 are as follows:

	Thirteen Weeks Ended
	September 27, 2008	September 29, 2007
Revenues
U. S.	$46,765	$49,282
Canada	4,851	4,797
	$51,617	$54,079

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

15.     Contingencies (Continued)

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

Discovery proceedings will continue with the other defendant through approximately the end of 2008; the trial of the action is expected to be scheduled to take place in the first half of 2009. The Company continues pursuit of its claim for punitive damages against the remaining law firm defendant.

The Company is party to two agreements of indemnity related to the performance of two construction projects by a customer of the Company. In the event of non-performance by the customer, the Company may be obligated to indemnify the project owners for certain cost overruns on such projects. Management believes that any such cost overruns would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

16.     Other Events

On August 21, 2008, RCM Technologies, Inc. (the “Company”) and Stanton Remer, the Chief Financial Officer, Treasurer and Secretary of the Company, reached an agreement pursuant to which Mr. Remer departed from the Company, and resigned from his position as a member of the Board of Directors of the Company, effective September 30, 2008.

The Company and Mr. Remer have agreed to a separation and release agreement (the “Separation Agreement”), effective as of September 30, 2008 (the “Separation Date”). Under the terms of the Separation Agreement, Mr. Remer will receive amounts equal to his current base monthly salary ($20,833.33) for the ten months following the Separation Date, equal in the aggregate to $208,333. These amounts will be paid to Mr. Remer at the same time the Company pays its employees. The Company will also allow Mr. Remer to use the automobile currently leased for him by the Company until December 31, 2008. Mr. Remer will not receive any other benefits from the Company after the Separation Date. The total charge in the three months ended September 27, 2008 related to this event is $246,367, inclusive of severance and estimated payroll taxes.

Mr. Remer has provided the Company and its affiliates with a general release from all claims arising out of, or in connection with, his employment and has agreed not to disclose the Company’s proprietary and confidential information and, for a period of 12 months following the Separation Date, not to solicit the Company’s current and former employees.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company in connection with such adoption; and the outcome of litigation (at both the trial and appellate levels) involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) adverse effects on the market price of the Company's common stock due to the potential resale into the market of significant amounts of common stock; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company’s services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, (xviii) obligations relating to indemnities and similar agreements entered into in connection with the Company’s business activities, and (xix) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

RCM’s operational performance began to lose positive momentum in the second half of 2007 primarily due to a weakening global economy and recessionary concerns. This slowdown has continued into 2008 as the business environment remains challenging. The Company continues to be vigilant in monitoring its operating cost structure.

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

Nonetheless, the Company continues to believe that businesses must implement more advanced IT and engineering solutions to upgrade their systems, applications and processes so that they can maximize their productivity and optimize their performance in order to maintain a competitive advantage. Although working under budgetary, personnel and expertise constraints, companies are driven to support increasingly complex systems, applications and processes of significant strategic value. This has given rise to a demand for outsourcing. The Company believes that despite the challenging economic environment its current and prospective clients are continuing to evaluate the potential for outsourcing business critical systems, applications and processes.

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

Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104, “Revenue Recognition” which clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable, the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

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

Accounts Receivable

The Company’s accounts receivable are primarily due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts for accounts and note receivable. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company performs its annual goodwill impairment testing, by reportable unit, as of November 30 of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its annual goodwill impairment test for 2007 as of November 30, 2007 and identified no impairments. Goodwill was $46.4 million and $39.6 million at September 27, 2008 and December 29, 2007, respectively.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings. As of September 27, 2008, the Company had total net deferred tax assets of $2.4 million, primarily representing the tax effect of an allowance for doubtful accounts. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The Company recognized no material adjustments in the liability for unrecognized income tax benefits due to the adoption of FIN 48. The Company conducts its operations in multiple tax jurisdictions in the United States and Canada. With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2003. The Company’s federal income tax returns have been examined through 2007. At September 27, 2008, the Company did not have any uncertain tax positions.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Accounting for Income Taxes (Continued)

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirty-Nine Weeks Ended September 27, 2008 Compared to Thirty-Nine Weeks Ended September 29, 2007

A summary of operating results for the fiscal periods ended September 27, 2008 and September 29, 2007 is as follows (in thousands, except for earnings per share data):

	September 27, 2008		September 29, 2007
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$155,742	100.0	$165,418	100.0
Cost of services	115,039	73.9	125,650	76.0
Gross profit	40,703	26.1	39,768	24.0

Selling, general and administrative	34,356	22.1	31,010	18.7
Bad debt - note receivable	6,090	3.9	-	-
Depreciation and amortization	1,538	1.0	1,089	0.7

Operating (loss) income	(1,282)	(0.8)	7,669	4.6
Other (expense) income	(120)	(0.1)	885	0.5

(Loss) income before income taxes	(1,402)	(0.9)	8,554	5.1
Income taxes	(737)	(0.5)	3,406	2.0

Net (loss) income	($665)	(0.4)	$5,148	3.1

(Loss) earnings per share
Basic:	($.05)		$.43
Diluted:	($.05)		$.41

The above summary is not a presentation of results of operations under accounting principles generally accepted in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended September 27, 2008 and September 29, 2007 consisted of thirty-nine weeks each.

Revenues. Revenues decreased 5.8%, or $9.7 million, for the thirty-nine weeks ended September 27, 2008 as compared to the same period in the prior year (the “comparable prior year period”). Revenues increased $0.4 million in the Information Technology (“IT”) segment, decreased $13.6 million in the Engineering segment, and increased $3.5 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy and the loss of an engineering client, which generated revenue of $16.6 million in the 2007 period as compared to $-0- in the 2008 period. Management expects revenues for the final thirteen weeks of fiscal 2008 to remain generally consistent with the revenues for the thirteen weeks ended September 27, 2008. Revenues that were attributable to acquisitions which occurred in the IT segment since September 29, 2007 and were not included in the comparable prior year period were approximately $15.1 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirty-Nine Weeks Ended September 27, 2008 Compared to Thirty-Nine Weeks Ended September 29, 2007 - (Continued)

Cost of Services. Cost of services decreased 8.4%, or $10.6 million, for the thirty-nine weeks ended September 27, 2008 as compared to the comparable prior year period. This decrease was primarily due to the decrease in revenues. Cost of services as a percentage of revenues decreased to 73.9% for the thirty-nine weeks ended September 27, 2008 from 76.0% for the comparable prior year period. This decrease was primarily attributable to decreased revenues in the Engineering segment, which had lower gross margins. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2008 to remain comparable to those in the thirty-nine weeks ended September 27, 2008.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses increased 10.8%, or $3.3 million, for the thirty-nine weeks ended September 27, 2008 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 22.1% for the thirty-nine weeks ended September 27, 2008 as compared to 18.7% for the comparable prior year period. This percentage increase was primarily attributable to additional SGA expenses incurred in connection with two acquisitions subsequent to February 28, 2008 combined with decreased revenues overall. Management expects SGA expenses for the final thirteen weeks of fiscal 2008 to remain generally consistent with the SGA expenses for the thirteen weeks ended September 27, 2008.

Bad Debt - Note Receivable. On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.2 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. The Company has since determined that the note receivable is not collectible. Therefore, during the thirteen weeks ended September 27, 2008, the Company wrote off this note receivable in the amount of $6.1 million.

Depreciation and Amortization. Depreciation and amortization increased 41.2%, or $0.5 million for the thirty-nine weeks ended September 27, 2008 as compared to the comparable prior year period. This increase was principally attributable to amortization of intangibles incurred from two acquisitions in the 2008 period.

Other Income (Expense). Other (expense) income consists of interest expense, net of interest income and gains and losses on foreign currency transactions and, in 2007, the proceeds from a legal settlement. For the thirty-nine weeks ended September 27, 2008, actual interest expense and unused credit line fees of $193,000 was offset by $80,000 of interest income, which was earned from short-term money market deposits. Interest expense, net increased $146,000 for the thirty-nine weeks ended September 27, 2008 as compared to the comparable prior year period. This increase was primarily due to increased borrowing levels associated with the funding of two acquisitions in the 2008 period. The Company realized losses on foreign currency transactions of approximately $6,000 for the thirty-nine weeks ended September 27, 2008 as compared to gains on foreign currency transactions of approximately $53,000 for the comparable prior year period. This change was attributable to unfavorable exchange rates realized during the 2008 period. The proceeds from the legal settlement in 2007 were realized when the Company reached a settlement with one of the law firm defendants resulting in the recovery of $800,000 (see footnote 15 to the consolidated financial statements).

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirty-Nine Weeks Ended September 27, 2008 Compared to Thirty-Nine Weeks Ended September 29, 2007 - (Continued)

Income Tax. Income tax expense decreased 121.6%, or $4.1 million, for the thirty-nine weeks ended September 27, 2008 as compared to the comparable prior year period. This decrease was principally attributable to a decrease in income before taxes, which included a $6.1 million bad debt expense on a note receivable for the thirty-nine weeks ended September 27, 2008 as well as an increase in tax deductible goodwill amortization of approximately $569,000. The effective tax rate was a credit of 53.7% for the thirty-nine weeks ended September 27, 2008 as compared to 39.8% in the comparable prior year period. Without the bad debt - note receivable expense, the effective tax rate would have been 36.0%.

Segment Discussion (See Footnote 14)

Information Technology

IT revenues of $77.2 million in 2008 increased $0.4 million, or 0.5%, compared to 2007. The increase in revenue was attributable to acquisitions in 2008 offset by the weakness in the economy and reduced demand for the Company’s IT services. The IT segment EBITDA was $1.6 million, or 25.5% of the overall EBITDA for 2008, as compared to $4.9 million, or 55.6% of the overall EBITDA for 2007.

Engineering

Engineering revenues of $42.8 million in 2008 decreased $13.6 million, or 24.1%, compared to 2007. The decrease in revenue was primarily attributable to the loss of an Engineering client that generated revenue of $16.6 million in the 2007 period. The Engineering segment EBITDA was $2.4 million, or 38.3% of the overall EBITDA for 2008, as compared to $2.8 million, or 32.4% of the overall EBITDA for 2007.

Commercial

Commercial revenues of $35.8 million in 2008 increased $3.5 million, or 10.8%, compared to 2007. The increase in revenues was principally attributable to increased demand for the Company’s Healthcare staffing services. The Commercial segment EBITDA was $2.3 million, or 36.2% of the overall EBITDA for 2008, as compared to $1.0 million, or 12.0% of the overall EBITDA for 2007.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended September 27, 2008 Compared to Thirteen Weeks Ended September 29, 2007

A summary of operating results for the fiscal periods ended September 27, 2008 and September 29, 2007 is as follows (in thousands, except for earnings per share data):

	September 27, 2008		September 29, 2007
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$51,617	100.0	$54,079	100.0
Cost of services	38,362	74.3	40,646	75.2
Gross profit	13,255	25.7	13,433	24.8

Selling, general and administrative	11,730	22.7	10,288	19.0
Depreciation and amortization	618	1.2	369	0.7
	12,348	23.9	10,657	19.7

Operating income	907	1.8	2,776	5.1
Other income (expense)	(74)	(0.1)	73	0.2

Income before income taxes	833	1.6	2,849	5.3
Income taxes	268	0.5	1,125	2.1

Net income	$565	1.1	$1,724	3.2

Earnings per share
Basic:	$.04		$.14
Diluted:	$.04		$.14

The above summary is not a presentation of results of operations under accounting principles generally accepted in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended September 27, 2008 and September 29, 2007 consisted of thirteen weeks each.

Revenues. Revenues decreased 4.6%, or $2.5 million, for the thirteen weeks ended September 27, 2008 as compared to the same period in the prior year (the “comparable prior year period”). Revenues increased $2.3 million in the Information Technology (“IT”) segment, decreased $4.5 million in the Engineering segment, and decreased $0.3 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy and the loss of an engineering client, which generated revenue of $5.8 million in the 2007 period as compared to $-0- in the 2008 period. Management expects revenues for the final thirteen weeks of fiscal 2008 to remain generally consistent on a prorated basis with the revenues for the thirteen weeks ended September 27, 2008. Revenues that were attributable to acquisitions which occurred in the IT segment since September 29, 2007 that were not included in the comparable prior year period were approximately $6.5 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended September 27, 2008 Compared to Thirteen Weeks Ended September 29, 2007 - (Continued)

Cost of Services. Cost of services decreased 5.6%, or $2.3 million, for the thirteen weeks ended September 27, 2008 as compared to the comparable prior year period. This decrease was primarily due to the decrease in revenues. Cost of services as a percentage of revenues decreased to 74.3% for the thirteen weeks ended September 27, 2008 from 75.2% for the comparable prior year period. This decrease was primarily attributable to decreased revenues in the Engineering segment, which had lower gross margins. Management anticipates the ratio of cost of sales to revenues for the final thirteen weeks of fiscal 2008 to remain comparable to the thirteen weeks ended September 27, 2008.

Selling, General and Administrative. SGA expenses increased 14.0%, or $1.4 million, for the thirteen weeks ended September 27, 2008 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 22.7% for the thirteen weeks ended September 27, 2008 as compared to 19.0% for the comparable prior year period. This percentage increase was primarily attributable to the SGA expenses incurred in connection with two acquisitions subsequent to February 28, 2008 combined with decreased revenues overall. Management expects SGA expenses for the final thirteen weeks of fiscal 2008 to remain generally consistent with the SGA expenses for the thirteen weeks ended September 27, 2008.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million for the thirteen weeks ended September 27, 2008 as compared to the comparable prior year period. This increase was principally attributable to amortization of intangibles incurred from two acquisitions in the 2008 period.

Other Income (Expense). Other income (expense) consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen weeks ended September 27, 2008, actual interest expense and unused credit line fees of $89,000 was offset by $16,000 of interest income, which was earned from short-term money market deposits. Interest expense, net increased $105,000 for the thirteen weeks ended September 27, 2008 as compared to the comparable prior year period. This increase was primarily due to increased borrowing levels associated with the funding of two acquisitions in the 2008 period. The Company realized losses on foreign currency transactions of approximately $1,000 for the thirteen weeks ended September 27, 2008 as compared to gains on foreign currency transactions of approximately $41,000 for the comparable prior year period. This change was attributable to unfavorable exchange rates realized during the 2008 period.

Income Tax. Income tax expense decreased 76.2%, or $0.9 million, for the thirteen weeks ended September 27, 2008 as compared to the comparable prior year period. This decrease was principally attributable to a decrease in income before taxes, which included an increase in tax deductible goodwill amortization of approximately $173,000. The effective tax rate was 33.9% for the thirteen weeks ended September 27, 2008 as compared to 39.5% in the comparable prior year period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended September 27, 2008 Compared to Thirteen Weeks Ended September 29, 2007 - (Continued)

Segment Discussion (See Footnote 14)

Information Technology

IT revenues of $26.8 million in 2008 increased $2.3 million, or 9.2%, compared to 2007. The increase in revenue was attributable to two acquisitions in the IT segment in the 2008 period offset by the weakness in the economy and reduced demand for the Company’s IT services. The IT segment EBITDA was $0.1 million, or 8.9% of the overall EBITDA for 2008, as compared to $1.5 million, or 49.2% of the overall EBITDA for 2007.

Engineering

Engineering revenues of $14.7 million in 2008 decreased $4.5 million, or 23.3%, compared to 2007. The decrease in revenue was primarily attributable to the loss of an engineering client that generated revenue of $5.8 million in the 2007 period. The Engineering segment EBITDA was $1.0 million, or 62.8% of the overall EBITDA for 2008, as compared to $1.3 million, or 41.7% of the overall EBITDA for 2007.

Commercial

Commercial revenues of $10.2 million in 2008 decreased $0.3 million, or 2.5%, compared to 2007. The decrease in revenues was principally attributable to decreased revenues in the Company’s Intertec (light industrial and clerical staffing) business unit, which declined $950,000 and was offset by an increase of $670,000 in the Company’s healthcare staffing business unit, as compared to 2007. The Commercial segment EBITDA was $431,000, or 28.3% of the overall EBITDA for 2008, as compared to $288,000, or 9.2% of the overall EBITDA for 2007.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Thirty-Nine Weeks Ended
(In thousands)	September 27, 2008	September 29, 2007
Cash provided by (used for):
Operating Activities	($7,971)	$5,026
Investing Activities	($9,315)	($756)
Financing Activities	$9,156	$881

Operating Activities

Operating activities used $8.0 million of cash for the thirty-nine weeks ended September 27, 2008 as compared to $5.0 million provided by operating activities for the comparable 2007 period. The decrease in cash provided by operating activities was primarily attributable to an increase in accounts receivable, an increase in deferred tax assets, an increase in prepaid expenses and other current assets, a decrease in accounts payable and accrued expenses, accrued compensation, provision for losses on accounts receivable, and income taxes payable. These changes were offset by an increase in payroll and withheld taxes.

Investing Activities

Investing activities used $9.3 million for the thirty-nine weeks ended September 27, 2008 as compared to $756,000 for the comparable prior year period. The increase in the use of cash for investing activities for 2008 as compared to the comparable 2007 period was primarily attributable to increases in expenditures for property and equipment and in cash used for acquisitions.

Financing Activities

In 2008, financing activities principally consisted of the proceeds from borrowing from the line of credit to finance the acquisition of NuSoft Solutions, Inc and MBH Solutions, Inc. (See footnote 5 to the financial statements). In 2007, financing activities principally consisted of the exercise of stock options with an aggregate exercise price of $815,000.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, administrative agent for a syndicate of banks, which provides for a $25 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

The weighted average interest rates under the Revolving Credit Facility for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 were 3.91% and 8.25%, respectively. All borrowings in 2008 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more. All borrowings in 2007 were short term and borrowed under alternative (ii) the agent bank's prime rate. During the thirty-nine weeks ended September 27, 2008 and September 29, 2007, the Company’s outstanding borrowings ranged from $-0- to $10.5 million and $-0- million to $1.5 million, respectively. At September 27, 2008 and December 29, 2007, there were $9.1 million and $-0- outstanding borrowings under this facility, respectively. At September 27, 2008, there were letters of credit outstanding for $1.6 million. At September 27, 2008, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.3 million.

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

At September 27, 2008, the Company had a deferred tax asset totaling $2.4 million, primarily representing the tax effect of an allowance for doubtful accounts for accounts and note receivable. The Company expects to utilize the deferred tax asset during the 12 months ending September 26, 2009 by offsetting the related tax benefits of the asset against tax liabilities incurred from anticipated taxable income.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of September 27, 2008 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations (1)	$9,100	$9,100
Operating Lease Obligations	13,443	4,131	$7,844	$1,468

Total	$22,543	$13,231	$7,844	$1,468

(1)The Revolving Credit Facility is for $25.0 million and includes a sub-limit of $5.0 million for letters of credit. The agreement expires in August 2011. At September 27, 2008, there were $9.1 million outstanding borrowings under the line of credit and there were outstanding letters of credit for $1.6 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 27, 2008, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations. The Company does not expect any material loss with respect to its investment portfolio.

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

ITEM 1A. RISK FACTORS

If we are unable to borrow under our Revolving Credit Facility, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity depends on our ability to generate sufficient cash flows from our operations and, from time to time, borrowings under our Revolving Credit Facility with our agent lender Citizens Bank of Pennsylvania and co-lender SunTrust Bank.  The Company believes that both these banks are liquid and is not aware of any current risk that either will become illiquid.  At September 27, 2008, we had outstanding borrowings under the Revolving Credit Facility of $9.1 million, and letters of credit outstanding for $1.6 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At September 27, 2008, we were in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on our liquidity, results of operations and financial condition.

The Company is not aware of any other material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6.     EXHIBITS

     10.1     +     Separation and Release Agreement, effective September 30, 2008, between Stanton Remer and RCM Technologies, Inc. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008 and incorporated herein by reference.)

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

_________________________________________

     +     Compensatory plan or arrangement.

RCM TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RCM Technologies, Inc.

     Date: November 12, 2008                                         By: /s/ Kevin Miller

_____________________________
Kevin Miller
Chief Financial Officer,

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

(c)     evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: November 12, 2008

                                                                                            /s/ Leon Kopyt

_______________________________

Leon Kopyt

Chairman, President and Chief Executive Officer

Exhibit 31.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Kevin Miller, certify that:

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

(c)     evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: November 12, 2008
                                                                                                /s/ Kevin Miller

______________________________

Kevin Miller
Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

          I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

         (1) The Company’s periodic report on Form 10-Q for the quarter ended September 27, 2008 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Leon Kopyt

Leon Kopyt
President and Chief Executive Officer

Date: November 12, 2008

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

         (1) The Company’s periodic report on Form 10-Q for the quarter ended September 27, 2008 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Kevin Miller

Kevin Miller

Chief Financial Officer

Date: November 12, 2008