Form 10-K
period 2008-12-27
RCM TECHNOLOGIES INC
filed 2009-03-27
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-10245

RCM TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	95-1480559
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey	08109-4613
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 356-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.05 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $52,668,000 based upon the closing price of $4.31 per share of the registrant’s common stock on June 27, 2008 on The NASDAQ Global Market. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of March 23, 2009: 12,813,522.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K. If the 2009 Proxy Statement is not filed by April 26, 2009, an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

PART I

Item	1.	Business	2
Item	1A.	Risk Factors	14
Item	1B.	Unresolved Staff Comments	17
Item	2.	Properties	17
Item	3.	Legal Proceedings	17
Item	4.	Submission of Matters to a Vote of Security Holders	17

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item	6.	Selected Financial Data	20
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	35
Item	8.	Financial Statements and Supplementary Data	36
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item	9A(T).	Controls and Procedures	36
Item	9B.	Other Information	36

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	37
Item	11.	Executive Compensation	37
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item	13.	Certain Relationships and Related Transactions, and Director Independence	37
Item	14.	Principal Accountant Fees and Services	37

PART IV

Item	15.	Exhibits and Financial Statement Schedules	38
Signatures

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company in connection with such adoption; and the outcome of litigation (at both the trial and appellate levels) involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) adverse effects on the market price of the Company’s common stock due to the potential resale into the market of significant amounts of common stock; (vii) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (viii) the Company’s ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company’s ability to remain competitive in the markets that it serves; (xi) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company’s services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, (xviii) obligations relating to indemnities and similar agreements entered into in connection with the Company’s business activities, and (xix) other economic, competitive and governmental factors affecting the Company’s operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

RCM consists of three operating segments: Information Technology, Engineering and Commercial Services. The Company’s Information Technology, or IT, segment provides enterprise business solutions, application services, infrastructure solutions, competitive advantage & productivity solutions, life sciences solutions and other selected vertical market specific offerings. RCM’s Engineering segment provides engineering and design, engineering analysis, technical writing and technical support services. The Company’s Commercial Services segment provides health care professionals as well as clerical and light industrial temporary personnel.

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized businesses in such industries as Aerospace/Defense, Energy, Financial Services, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology. RCM believes it offers a range of solutions that fosters long-term client relationships, affords cross-selling opportunities, and minimizes the Company’s dependence on any single technology or industry sector. RCM sells and delivers its services through a network of 35 offices in selected regions throughout North America.

The Company is a Nevada corporation organized in 1971. The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ 08109-4613.

During the year ended December 27, 2008, approximately 49.4% of RCM’s total revenues were derived from IT services, 28.3% from Engineering services, and the remaining 22.3% from Commercial services.

Demand for the Company’s services can be significantly impacted by changes in the general level of economic activity and particularly technology spending. During periods of reduced economic activity, such as the environment in the United States and the world in general since approximately mid-2007 and continuing into 2009, the Company may also be subject to increased competition and pricing pressure in its markets. Extended periods of weakness in the economy can have a material adverse impact on the Company’s business and results of operations.

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

Although most companies recognize the importance of optimizing their systems, applications and processes to compete in today’s challenging environment, the process of designing, developing and implementing business and technology solutions is becoming increasingly complex. The Company believes that many businesses are focused on return on investment analysis in prioritizing their initiatives. Consequently, over the past few years, companies have elected to defer, redefine or cancel investments in new systems, software, and solutions and have focused on making more effective use of previous technological investments.

The current economic environment challenges many companies to integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols and off-the-shelf software applications to support business objectives. Companies also need to keep pace with new technology developments, which often rapidly render existing equipment and internal skills obsolete. At the same time, external economic factors have caused many organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity, quality and variety of IT skills necessary to design and support IT solutions. IT managers are charged with supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

The Company believes its target market for IT services is among middle-market companies, which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies commonly require sophisticated, experienced IT assistance to achieve their business objectives and often rely on IT service providers to help implement and manage their systems. However, many middle-market companies rely on multiple providers for their IT needs. Generally, the Company believes that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers, which do target these companies, lack sufficient breadth of services or industry knowledge to satisfy all of these companies’ needs. The Company believes this reliance on multiple service providers creates multiple relationships that are more difficult and less cost-effective to manage than a single relationship and can adversely influence the quality and compatibility of IT solutions. RCM is structured to provide middle-market companies a single source for their IT needs.

The Company’s Engineering group continues to focus on areas of growth within the energy and aerospace industries.  In recent years, many businesses have been adversely impacted by higher oil prices, and for that and various other reasons, there has been growing sentiment around the world for the development of alternative sources of energy, including a renewed interest in nuclear power. Over the same period, there has been a significant increase in spending in the United States in the aerospace and defense industries due largely to a strengthening of the military and homeland security in response to geo-political unrest and the threat of terrorism. The combination of higher energy prices and increased military spending has created numerous business opportunities for service providers, especially those engaged in engineering operations in North America and abroad.

In the healthcare services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for health care service companies, including the Company’s Specialty Healthcare Group. Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years.

Meanwhile, the general economy of the United States over the past several years has negatively affected temporary staffing businesses which are providers of light industrial and clerical help. Generally, demand for lower-skilled workers is weakened in a general economy that is in a downward cycle.

Business Strategy

RCM is dedicated to providing solutions to meet its clients’ business needs by delivering information technology and engineering services. The Company’s objective is to be a recognized leader of specialized professional consulting services and solutions in major markets throughout North America. The Company has developed operating strategies to achieve this objective. Key elements of its growth and operating strategies are as follows:

Growth Strategy

Promote Full Life Cycle Solution Capability

The Company promotes a full life cycle solution capability to its customers. The goal of the full life cycle solution strategy is to fully address a client’s project implementation cycle at each stage of its development and deployment. This entails the Company working with its clients from the initial conceptualization of a project through its design and project execution, and extending into ongoing management and support of the delivered product. RCM’s strategy is to build projects and solutions offerings selectively, utilizing its extensive resource base.

The Company believes that the effective execution of this strategy will generate improved margins on the existing resources. The completion of this service-offering continuum is intended to afford the Company the opportunity to strengthen long-term client relationships that will further contribute to a more predictable revenue stream.

In addition to a full life cycle solution offering, the Company continues to focus on transitioning into higher value oriented services in an effort to increase its margins on its various service lines (relative to lower value services) and generate revenue that is more sustainable. The Company believes this transition is accomplished by pursuing additional vertical market specific solutions in conjunction or combination with longer-term based solutions, through expansion of its client relationships and by pursuing strategic alliances and partnerships.

Achieve Internal Growth

The Company continues to promote its internal growth strategies. Its growth strategy is designed to better serve the Company’s customers, generate higher revenues, and achieve greater operating efficiencies. National and regional sales management programs were designed and implemented to segregate clients by vertical market and national accounts to advance our value added services focus. This process is improving account coordination so clients can benefit from deeper industry knowledge as well as maximizing our major account opportunities.

RCM provides a company orientation program in which sales managers and professionals receive relevant information about company operations.

RCM has adopted an industry-centric approach to sales and marketing. This initiative contemplates that clients within the same industry sectors tend to have common business challenges. It therefore allows the Company to present and deliver enhanced value to those clients in the vertical markets in which RCM has assembled the greatest work experience. RCM’s consultants continue to acquire project experience that offers differentiated awareness of the business challenges that clients in that industry are facing. This alignment also facilitates and creates additional cross-selling opportunities. The Company believes this strategy will lead to greater account penetration and enhanced client relationships.

Operational strategies contributing to RCM’s internal productivity include the delineation of certain new solutions practice areas in markets where its clients had historically known the Company as a contract service provider. The formation of these practice areas will facilitate the flow of project opportunities and the delivery of project-based solutions.

Continue Selective Strategic Acquisitions

The industry in which the Company operates continues to be highly fragmented, and the Company plans to continue to selectively assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company’s past acquisition strategy was designed to broaden the scope of services and technical competencies and grow its full life cycle solution capabilities, and the Company would continue to consider such goals in any future acquisitions. In considering acquisitions, the Company focuses principally on companies with (i) technologies or market segments RCM has targeted for strategic value enhancement, (ii) margins that will not dilute the margins now being delivered, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company’s management team. To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to three-year period.

Operating Strategy

Develop and Maintain Strong Customer Relationships

The Company seeks to develop and maintain strong interactive customer relationships by anticipating and focusing on its customers’ needs. The Company emphasizes a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach that the Company believes is used by many of its competitors. This industry-centric strategy is designed to allow RCM to expand further its relationships with clients in RCM’s targeted sectors.

To develop close customer relationships, the Company’s practice managers regularly meet with both existing and prospective clients to help design solutions and identify the resources needed to execute their strategies. The Company’s managers also maintain close communications with their customers during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach can result in greater customer satisfaction. Additionally, the Company believes that by collaborating with its customers in designing business solutions, it can generate new opportunities to cross-sell additional services that the Company has to offer. The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of our customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

Attract and Retain Highly Qualified Consultants and Technical Resources

The Company believes it has been successful in attracting and retaining qualified consultants and contractors by (i) providing stimulating and challenging work assignments, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing selective training to maintain and upgrade skills and (v) aligning the needs of its customers with appropriately skilled personnel. The Company believes it has been successful in retaining these personnel due in part to its use of practice managers who are dedicated to maintaining contact with, and monitoring the satisfaction levels of, the Company’s consultants while they are on assignment.

Centralize Administrative Functions

The Company continues to improve its operational efficiencies by integrating general and administrative functions at the corporate or regional level, and reducing or eliminating redundant functions formerly performed at smaller branch offices. This enables the Company to realize savings and synergies and to control and monitor its operations efficiently, as well as to quickly integrate new acquisitions. It also allows local branches to focus more on growing their local operations.

To accomplish this, the Company’s financial reporting and accounting systems are centralized in the Company’s operational headquarters in Parsippany, NJ. During 2004, the Company upgraded the back office operations to include increased functionality as well as business continuity planning. The systems have been configured to allow the performance of all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and financial reporting and consolidation. The Company believes that this configuration provides a robust and highly scalable platform from which to manage daily operations, and has the capacity to accommodate increased usage.

Information Technology

The Company’s IT segment is comprised of two business groups — the IT Consulting Business Group and the IT Solutions Business Group. The IT Consulting Business Group consists of three business units in North America — the Eastern Region, the Central Region and the Western Region. The Solutions Business Group consists of three business units — IT Enterprise Management, Enterprise Business Solutions and Life Sciences.

The RCM Enterprise Business Solutions Group’s core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and intellectual property by bundling software, systems, tools and services into integrated business and technology solutions.

RCM’s sector knowledge coupled with technical and business process experience enable the Company to provide strategic planning and direction, rigorous project execution, and management and support services for an entire project life cycle. RCM has successfully completed multimillion-dollar projects in a variety of industry verticals using time-tested methodologies that manage strict budgets, timelines and quality metrics.

Among those IT services provided by RCM to its clients are:

•                  Enterprise Business Solutions

•                  Application Services

•                  Infrastructure Solutions

•                  Competitive Advantage & Productivity Solutions

•                  Life Sciences Solutions

The Company believes that its ability to deliver information technology solutions across a wide range of technical platforms provides an important competitive advantage. RCM ensures that its consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies. The Company’s strategy is to maintain expertise and acquire knowledge in multiple technologies so it can offer its clients non-biased technology solutions best suited to their business needs.

The Company provides its IT services through a number of flexible delivery methods. These include management consulting engagements, project management of client efforts, project implementation of client initiatives, outsourcing, both on and off site, and a full complement of resourcing alternatives.

As of December 27, 2008, the Company had assigned approximately 780 information technology employees and consultants to its customers.

Engineering

The Company’s Engineering segment consists of three business units — Engineering Services and Projects, Power Systems Services USA and Power Systems Services Canada. The Engineering Services and Projects unit includes Aerospace, Manufacturing and Industrial Engineering divisions. The Power Systems units focus primarily on the nuclear power, fossil fuel and electric utility industries.

RCM provides a full range of Engineering services including Engineering & Design, Engineering Analysis, Engineer-Procure-Construct, Configuration Management, Hardware/Software Validation & Verification, Quality Assurance, Technical Writing & Publications, Manufacturing Process Planning & Improvement, Reliability Centered Maintenance (RCM), Component & Equipment Testing and Risk Management Engineering. Engineering services are provided at the site of the client or, less frequently, at the Company’s own facilities.

The Company believes that the deregulation of the utilities industry and the aging of nuclear power plants offer the Company an opportunity to capture a greater share of professional services and project management requirements of the utilities industry both in engineering services and through cross-selling of its information technology services. Heightened competition, deregulation, and rapid technological advances are forcing the utilities industry to make fundamental changes in its business process. These pressures have compelled the utilities industry to focus on internal operations and maintenance activities and to increasingly outsource their personnel requirements. Additionally, the Company believes that competitive performance demands from deregulation should increase the importance of information technology to this industry. The Company believes that its expertise and strong relationships with certain customers within the utilities industry position the Company to be a leading provider of professional services to the utilities industry.

The Company provides its engineering services through a number of delivery methods. These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

As of December 27, 2008, the Company had assigned approximately 450 engineering and technical employees and consultants to its customers.

Commercial

The Company’s Commercial Services segment consists of the Specialty Health Care and General Support Services groups.

The Company’s Specialty Health Care Group specializes in long-term and short-term staffing as well as executive search and placement for the following fields: rehabilitation (physical therapists, occupational therapists and speech language pathologists), nursing, managed care, allied health care, health care management and medical office support. The specialty health care group provides services to hospitals, long-term care facilities, schools, sports medicine facilities and private practices. Services include in-patient, outpatient, sub-acute and acute care, multilingual speech pathology, rehabilitation, and geriatric, pediatric, and adult day care. Typical engagements either range from three to six months or are on a day-to-day shift basis.

The Company’s General Support Services Group provides contract and temporary services, as well as permanent placement services, for full-time and part-time personnel in a variety of functional areas, including office, clerical, data entry, secretarial, light industrial, shipping, receiving, and general warehouse. Contract and temporary assignments range in length from less than one day to several weeks or months.

As of December 27, 2008, the Company had assigned approximately 410 specialty health care and 490 general support services personnel to its customers.

Branch Offices

The Company’s organization consists of 35 branch offices located in the United States, Puerto Rico and Canada. The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
USA
California	9	IT, C
Connecticut	2	E
Florida	1	C
Maryland	1	IT
Michigan	4	IT, E
Minnesota	1	IT
Missouri	1	IT
New Jersey	3	IT, E
New York	2	IT, E, C
Ohio	1	IT
Pennsylvania	1	C
Rhode Island	1	E
Texas	2	IT
Wisconsin	2	IT, E
	31

PUERTO RICO	1	IT

CANADA	3	IT, E

(1) Services provided are abbreviated as follows:

IT    - Information Technology

E     - Engineering

C     - Commercial

Branch offices are primarily located in markets that the Company believes have strong growth prospects for IT and Engineering services. The Company’s branches are operated in a decentralized, entrepreneurial manner with most branch offices operating as independent profit centers. The Company’s branch managers are given significant autonomy in the daily operations of their respective offices and, with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing strategies, pricing, hiring and training. Branch managers are paid on a performance-based compensation system designed to motivate the managers to maximize growth and profitability.

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues for the year ended December 27, 2008 and Goodwill and Intangible Assets by geographic area as of December 27, 2008 are as follows (in thousands):

	Revenues	Goodwill	Intangible Assets
United States	$188,672	$6,538	$276
Canada	20,605	—	—
	$209,277	$6,538	$276

The Company believes that substantial portions of the buying decisions made by users of the Company’s services are made on a local or regional basis and that the Company’s branch offices most often compete with local and regional providers. Since the Company’s branch managers are in the best position to understand their local markets and customers often prefer local providers, the Company believes that a decentralized operating environment enhances operating performance and contributes to employee and customer satisfaction.

From its headquarters locations in New Jersey, the Company provides its branch offices with centralized administrative, marketing, finance, MIS, human resources and legal support. Centralized administrative functions minimize the administrative burdens on branch office managers and allow them to spend more time focusing on sales and marketing and practice development activities.

Our principal sales offices typically have one general manager, one sales manager, three to six sales people, several technical delivery or practice managers and several recruiters. The general managers report to regional vice presidents who are responsible for ensuring that performance goals are achieved. The Company’s regional vice presidents meet frequently to discuss “best practices” and ways to increase the Company’s cross selling of its professional services. The Company’s practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

Sales and Marketing

Sales and marketing efforts are conducted at the local and or regional level through the Company’s network of branch offices. The Company emphasizes long-term personal relationships with customers that are developed through regular assessment of customer requirements and proactive monitoring of personnel performance. The Company’s sales personnel make regular visits to existing and prospective customers. New customers are obtained through active sales programs and referrals. The Company encourages its employees to participate in national and regional trade associations, local chambers of commerce and other civic associations. The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer’s information technology, engineering and other professional services needs. The Company concentrates on providing carefully screened professionals with the appropriate skills in a timely manner and at competitive prices. The Company regularly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

The Company has elevated the importance of working with and developing its partner alliances with technology firms. Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company. Relations have been established with firms such as Microsoft, QAD, Mercury, IBM, Harland Financial and Oracle, among others. The partner programs may be managed either at a national level from RCM’s corporate offices or at a regional level from its branch offices.

The Company’s larger representative customers include 3M, ADP, BancTec, Bristol Myers Squibb, Bruce Power, Entergy, FlightSafety International, Lilly del Caribe, Microsoft, MSC Industrial Supply, New York City Department of Education, Ontario Power Group, Schering Plough, United Technologies, U.S. Department of the Treasury, Wyeth and Wells Fargo. The Company serves Fortune 1000 companies and many middle market clients. The Company’s relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During 2008, United Technologies accounted for 11.1% of the Company’s revenues. No other customer accounted for 10% or more of the Company’s revenues. The Company’s five, ten and twenty largest customers accounted for approximately 27.1%, 33.5% and 44.0%, respectively, of the Company’s revenues for 2008.

Recruiting and Training

The Company devotes a significant amount of time and resources, primarily at the branch level, to locating, training and retaining its professional personnel. Full-time recruiters utilize the Company’s proprietary databases of available personnel, which are cross-indexed by competency and skill to match potential candidates with the specific project requirements of the customer. The qualified personnel in the databases are identified through numerous activities, including networking, referrals, trade shows, job fairs, schools, newspaper and trade journal advertising, Internet recruiting services and the Company’s website.

The Company believes that a significant element of the Company’s success in retaining qualified consultants and contract personnel is the Company’s use of consultant relationship managers and technical practice managers. Consultant relationship managers are qualified Company personnel dedicated to maintaining on-site contact with, and monitoring the satisfaction levels of, the Company’s consultants and contract personnel while they are on assignment. Practice managers are consulting managers responsible for the technical development and career development of the Company’s technical personnel within the defined practice areas. The Company provides technical training and skills development through vendor-sponsored courses, computer-based training tools and on the job mentoring programs.

Information Systems

The Company is continuing to invest in its current ERP installation.  During 2004, the Company upgraded the hardware, operating system, and ERP software to accommodate its growing needs. The ERP system is hosted on Windows 2003 enterprise server operating system and on multi redundant Dell PowerEdge servers. The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality.

The Company also has Autotime, an automated time and attendance system, which augments the ERP application by catering to the needs of its diverse business offerings and distributed workforce. The system is housed on a three-tiered architecture on DELL PowerEdge 1800 servers and is currently deployed in the Canadian division.

The Company has migrated its Recruiting (e.g. Candidate) and Sales (e.g. Requirement) Tracking to JobDiva, an application service provider (ASP) solution. The integrated solution allows RCM to track all client requirements on an enterprise level. The solution further permits RCM to search multiple sources (e.g. job boards) to identify and match suitable candidates for an opportunity or need. This solution allows RCM to build and maintain a proprietary database of prequalified candidates, thereby enhancing our ability to respond to client demands. Furthermore, the solution increases visibility internally to sales personnel and the management team to manage client priorities no longer on a localized but a national basis. Customized reporting and query capabilities allow RCM management to monitor personnel performance and client responsiveness. All data and information is accessible via the web.

RCM has engaged in three major strategic initiatives to improve upon its ability to secure data, deliver services and improve on its communication infrastructure.

RCM deployed a new mail architecture based on the Microsoft Exchange 2007 platform. The system is comprised of redundant mail routing servers and clustered mailbox servers attached to a Storage Area Network (SAN) This new messaging platform has the current capacity of six Terabytes (TB), with the capability of scaling to 18 Terabytes (TB). In addition to mail storage being sized for VOIP integration, web access to the mail server is only allowed via secure HTTPs protocol.

RCM has upgraded its perimeter network and WAN architecture to a secure centralized model on Private Network Transport (PNT) AT&T circuits, utilizing Multiple Packet Label Switching (MPLS) transport protocol. The hub datacenter at its operational headquarters has been outfitted with redundant fiber circuits from AT&T and Optimum Lightpath utilizing Border gateway Protocol (BGP) for automatic failover. In addition, redundant firewalls, routers and switching architecture should protect against hardware failure.

The move to service oriented architecture facilitated the implementation of the Cisco Voice over IP (VOIP) solution which is currently deployed throughout RCM’s offices. This enterprise solution, based on Cisco Call Manager, Unity voicemail, Mobility Manager, Meeting Place, Fax Server and Video Presence will, when completed, unify all RCM offices in the US and Canada. Summary of benefits include four digit extension calls between RCM offices, email and voicemail unification, soft and mobile phone integration, video and web conferencing, central and email enabled faxing.

The above initiatives have contributed to improved communication within RCM and also to its clients.

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

Given the significant amount of data generated in the Company’s key processes including recruiting, sales, payroll and customer invoicing, RCM has established redundant procedures, functioning on a daily basis, within the Company’s primary data center. This redundancy should mitigate the risks related to hardware, application and data loss by utilizing the concept of live differential backups of servers and desktops to Storage Area (SAN) devices on its backup LAN, culminating in offsite tape storage at an independent facility. Besides the local tape backup rotation of branch office systems, data is also replicated to SAN devices in Parsippany to achieve business continuity. Controls within the data center environment ensure that all systems are proactively monitored and data is properly archived.

Additionally, RCM has contracted and brokered strategic relationships with third-party vendors to meet its recovery objectives in the event of a system disruption. For example, comprehensive service level agreements provided by AT&T and Cisco for RCM’s data circuits and network devices, guarantee minimal outages as well as network redundancy and scalability. The Disaster Recovery site, located at the corporate office in Pennsauken, NJ, provides WAN, ERP and messaging services should the primary data center facility at Parsippany, NJ, become inoperable.

Safeguards - Business, Disaster and Contingency Planning (Continued)

The Company’s ability to protect its data assets against damage from fire, power loss, telecommunications failures, and facility violations is critical. The Company uses Postini mail management service to filter all emails destined for the RCMT domain before being delivered to the corporate mail servers. Websense, web filtering has also been deployed to safeguard the enterprise from malicious internet content. The deployment of virus, spam, and patch management controls extends from the perimeter network to all desktops and is centrally monitored and managed. In addition to the virus and malware controls, an Intrusion Protection System (IPS) monitors and alerts on changes in network traffic patterns as well as known hostile signatures.

The Company maintains a disaster recovery plan that outlines the recovery organization structure, roles and procedures, including site addendum disaster plans for all of its key operating offices. Corporate IT personnel regulate the maintenance and integrity of backed-up data throughout the Company.

Competition

The market for IT and engineering services is highly competitive and is subject to rapid change. As the market demand has shifted, many software companies have adopted tactics to pursue services and consulting offerings making them direct competitors when in the past they may have been alliance partners. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies. In addition, the Company competes with its clients’ internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

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

Seasonality

The Company’s operating results can be affected by the seasonal fluctuations in corporate IT and engineering expenditures. Generally, expenditures are lowest during the first quarter of the year when clients are finalizing their IT and engineering budgets. In addition, quarterly results may fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of clients’ businesses. The business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross profit in the fourth quarter of each year. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather. In addition, the Company generally experiences an increase in its cost of sales and a corresponding decrease in gross profit and gross margin percentage in the first and second fiscal quarters of each year as a result of resetting certain state and federal employment tax rates and related salary limitations.

Employees

As of December 27, 2008, the Company employed an administrative staff of approximately 250 people, including certified IT specialists and licensed engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company. As of December 27, 2008, there were approximately 780 information technology and 450 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods. As of December 27, 2008, there were approximately 410 specialty health care and 490 general support services employees and consultants. None of the Company’s employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Access to Company Information

RCM electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxies, information statements, and other information regarding issuers that file electronically.

RCM makes available on its website or by responding free of charge to requests addressed to the Company’s Corporate Secretary, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company’s website is http://www.rcmt.com. The information contained on the Company’s website, or on other websites linked to the Company’s website, is not part of this document. Reference herein to the Company’s website is an inactive text reference only.

RCM has adopted a Code of Conduct applicable to all of its directors, officers and employees. In addition, the Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its Chief Executive Officer, Chief Financial Officer and Controller. Both the Code of Conduct and Code of Ethics are available, free of charge, by sending a written request to the Company’s Corporate Secretary. If the Company makes any amendments to either of these Codes (other than technical, administrative, or other non-substantive amendments), or waive (explicitly or implicitly) any provision of the Code of Ethics to the benefit of our Chief Executive Officer, Chief Financial Officer or Controller, it intends to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K filed with the SEC.

ITEM 1A. RISK FACTORS

The Company’s business involves a number of risks, some of which are beyond its control. The risk and uncertainties described below are not the only ones the Company faces. Management believes that the most significant of these risks and uncertainties are as follows:

Economic Trends

The recent global economic crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. Any or all of these developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund capital spending programs, new product launches or other similar activities on which they might otherwise use us, and therefore delay, decrease or cancel purchases or our services or not pay us or to delay paying us for previously purchased services. In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities.

Government Regulations

Staffing firms and employment service providers are generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its employees, including tax withholding or reporting, social security or retirement, benefits, workplace compliance, wage and hour, anti-discrimination, immigration and workers’ compensation; (2) registration, licensing, record keeping and reporting requirements; and (3) federal contractor compliance. Failure to comply with these regulations could result in the Company incurring penalties and other liabilities, monetary and otherwise.

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

Events Affecting our Significant Customers

As disclosed in Item 1, “Business,” our five, ten and twenty largest customers accounted for approximately 27.1%, 33.5% and 44.0%, respectively, of our revenues for 2008. Some of these customers may be affected by the current state of the economy or developments in the credit markets. For example, United Technologies, which accounted for 11.1% of the Company’s revenues in 2008, announced on March 10, 2009 that it had reduced its 2009 profit forecast 13 % and will eliminate 11,600 jobs, or 5% of its global work force. In addition, our customers may engage in mergers or similar transactions; for example, Wyeth recently announced that it expects to be acquired by Pfizer, and Schering Plough, recently announced that it expects to be acquired by Merck. Should any of our significant customers experience a downturn in its business that weakens its financial condition or merge with another company or otherwise cease independent operation, it is possible that the business that the customer does with us would be reduced or eliminated, which could adversely affect our financial results.

Additionally, the Company estimates to its best ability that the automobile and financial services industries each represented approximately 3.7% or 7.5% combined of the Company’s total revenues in 2008. The automobile and financial services industries are two industries that have been severely impacted by recent national and global economic malaise.

Dependence Upon Personnel

The Company’s operations depend on the continued efforts of its officers and other executive management. The loss of key officers and members of executive management may cause a significant disruption to the Company’s business. RCM also depends on the performance and productivity of its local managers and field personnel. The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use our services based upon past relationships with local managers and field personnel.

Revolving Credit Facility and Liquidity

If we are unable to borrow under our Revolving Credit Facility, it may adversely affect our liquidity, results of operations and financial condition. Our liquidity depends on our ability to generate sufficient cash flows from our operations and, from time to time, borrowings under our Revolving Credit Facility with our agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At December 27, 2008, we had outstanding borrowings under the Revolving Credit Facility of $4.9 million, and letters of credit outstanding for $1.6 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At December 27, 2008, we were in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on our liquidity, results of operations and financial condition.

Goodwill and Intangible Impairments May Have an Adverse Effect on our Financial Statements

As of December 27, 2008, we had $6.5 million of goodwill and $0.3 million intangible assets on our balance sheet, which represents 8.6% of our total assets. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the Company to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit. The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower than expected growth rates, among others. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill and intangible assets. Future changes in our industries could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill and intangible asset impairment will not result in impairment charges. If we are required to write down goodwill or intangible assets, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

Workers’ Compensation and Employee Medical Insurance

The Company self-insures a portion of the exposure for losses related to workers’ compensation and employees’ medical insurance. The Company has established reserves for workers’ compensation and employee medical insurance claims based on historical loss statistics and periodic independent actuarial valuations. Significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future financial results.

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

Our Acquisitions May Not Succeed

The Company reviews prospective acquisitions as an element of its growth strategy. The failure of any acquisition to meet the Company’s expectations, whether due to a failure to successfully integrate any future acquisition or otherwise, may result in damage to the Company’s financial performance and/or divert management’s attention from its core operations or could negatively affect the Company’s ability to meet the needs of its customers promptly.

Foreign Currency Fluctuations and Changes in Exchange Rates

The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates. RCM’s exposure to foreign currency fluctuations relates to operations in Canada, principally conducted through its Canadian subsidiary. Exchange rate fluctuations affect the U.S. dollar value of reported earnings derived from the Canadian operations as well as the carrying value of our investment in the net assets related to these operations. The Company does not engage in hedging activities with respect to foreign operations.

Trademarks

Management believes the RCM Technologies, Inc. name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including The Source of Smart Solutions®. The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect our use of our proprietary rights.

Data Center Capacity and Telecommunication Links

Uninterruptible Power Supply (UPS), card key access, fire suppression, and environmental control systems protect RCM’s datacenter.  All systems are monitored on a 24/7 basis with alerting capabilities via voice or email.  The telecommunications architecture at RCM utilizes managed private circuits from AT&T, which encompasses provisioning redundancy and diversity.

RCM’s ability to protect its data center against damage from fire, power loss, telecommunications failure and other disasters is critical to business operations.  In order to provide many of its services, RCM must be able to store, retrieve, process and manage large databases and periodically expand and upgrade its capabilities.  Any damage to the Company’s data centers or any failure of the Company’s telecommunication links that interrupts its operations or results in an inadvertent loss of data could adversely affect RCM’s ability to meet its customers’ needs and their confidence in utilizing RCM for future services.

RCM’s ability to protect its data, provide services and safeguard its installations, as it relates to the IT infrastructure, is in part dependent on several outside vendors with whom the Company maintains service level agreements.

Accrued Bonuses

The Company pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of financial performance measures. Executive management, field management, and certain corporate employees’ bonuses are accrued throughout the year for payment during the first quarter of the following year, based in part upon actual annual results as compared to annual budgets. Variances in actual results versus budgeted amounts can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

Litigation

The Company is currently, and may in the future become, involved in legal proceedings and claims arising from time to time in the course of its business, including the litigation described in Note 15 (Contingencies) to the consolidated financial statements. An adverse outcome to the referenced litigation or other cases arising in the future could have an adverse impact on the consolidated financial position and consolidated results of operations of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 35 administrative and sales offices located in the United States, Puerto Rico, and Canada. The majority of the Company’s offices typically consist of 1,000 to 6,000 square feet and are leased by the Company for terms of one to three years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company’s executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 10,200 square feet and are leased at a rate of $13.89 per square foot per annum for a term ending on January 31, 2011.

The Company’s operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271. These premises consist of approximately 28,000 square feet and are leased at a rate of $29.00 per square foot per annum for a term ending on June 30, 2012.

ITEM 3. LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 15 (Contingencies) to the consolidated financial statements included in Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 27, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are traded on The NASDAQ Global Market under the Symbol “RCMT.” The following table sets forth approximate high and low sales prices for the two years in the period ended December 27, 2008 as reported by The NASDAQ Global Market:

	Common Stock
	High	Low
Fiscal 2007
First Quarter	$7.90	$5.75
Second Quarter	8.80	5.86
Third Quarter	10.30	6.47
Fourth Quarter	$8.36	$4.93

Fiscal 2008
First Quarter	$6.51	$3.82
Second Quarter	4.81	3.75
Third Quarter	4.57	2.00
Fourth Quarter	$2.24	$0.77

Holders

As of February 12, 2009, the approximate number of holders of record of the Company’s Common Stock was 513. Based upon the requests for proxy information in connection with the Company’s 2008 Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 2,512.

Dividends

The Company has never declared or paid a cash dividend on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future. It is the current policy of the Company’s Board of Directors to retain all earnings to finance the development and expansion of the Company’s business. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant. The Revolving Credit Facility (as defined in Item 7 hereof) prohibits the payment of dividends or distributions on account of the Company’s capital stock without the prior consent of the majority of the Company’s lenders.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

The graph below is presented in accordance with SEC requirements. You should not draw any conclusions from the data in the graph, because past results do not necessarily predict future stock price performance. The graph does not represent our forecast of future stock price performance.

The following graph compares the cumulative 5-year total return provided shareholders on RCM Technologies, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies that includes: Butler International, Kelly Services Inc, MPS Group Inc and Spherion Corp. Management believes this peer group conducts its business operations in the same industry group as RCM Technologies, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on December 31, 2003 and its relative performance is tracked through December 31, 2008.

Total Return Analysis	12/03	12/04	12/05	12/06	12/07	12/08
RCM Technologies, Inc.	$100.00	$68.25	$69.19	$81.26	$79.77	$15.06
NASDAQ Composite	$100.00	$110.08	$112.88	$126.51	$138.13	$80.47
Peer Group	$100.00	$113.31	$117.74	$117.17	$89.17	$55.39

ITEM 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial data was derived from the Company’s Consolidated Financial Statements. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company, and notes thereto, included elsewhere herein. (In thousands, except earnings per share data).

	Years Ended
	December 27,	December 29,	December 30,	December 31,	January 1,
	2008	2007	2006	2005	2005(2)
Income Statement

Revenues	$209,277	$214,209	$201,920	$180,618	$169,277
Gross profit	53,975	52,976	50,508	42,683	40,974
(Loss) income before charges listed below	(1,671)	7,500	7,622	3,593	4,412
Amortization, net of tax	(460)	(320)	(310)	(57)	(41)
Goodwill and intangible asset impairment, net of tax	(37,574)	—	—	—	(2,164)
Stock based compensation, net of tax	(100)	(411)	(956)	—	—
Net (loss) income	$(39,805)	$6,769	$6,356	$3,536	$2,207
Earnings Per Share (1)
Net (loss) income:
Basic	$(3.15)	$.57	$.54	$.31	$.19
Diluted	$(3.15)	$.54	$.53	$.30	$.19

	December 27,	December 29,	December 30,	December 31,	January 1,
	2008	2007	2006	2005	2005(2)
Balance Sheet

Working capital	$42,687	$43,541	$38,844	$33,032	$29,545
Total assets	78,841	109,714	100,040	106,773	99,388
Long term liabilities	—	—	—	—	—
Total liabilities	23,490	17,666	16,647	31,084	29,443
Stockholders’ equity	$55,351	$92,048	$83,393	$75,689	$69,945

(1) Shares used in computing earnings per share:

Basic	12,647,127	11,970,042	11,773,601	11,456,757	11,325,626
Diluted	12,647,127	12,484,639	12,034,665	11,731,591	11,679,812

(2) Year ended January 1, 2005 had fifty-three weeks and all other years had fifty-two weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

After pro forma adjustments to remove the impact of two acquisitions in its Information Technology segment completed in 2008, RCM experienced a significant decline in its 2008 revenues and gross profit as compared to 2007, particularly in its Information Technology and Engineering segments.  RCM believes the decline in its Information Technology pro forma revenues was principally due to a deterioration of overall economic conditions in its geographic markets and industry verticals served in 2008.  The principal reason for the decline in 2008 Engineering revenues as compared to 2007 was due to the loss of a major customer.

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

The Company provides project management and consulting services, which are billed based on either agreed-upon fixed fees or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solutions and project management services. The Company also realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company’s consultants based upon their skill level, experience and the type of work performed.

The majority of the Company’s services are provided under purchase orders. Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary. Although contracts normally relate to longer-term and more complex engagements, they do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days’ notice. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. Typically these contracts are for less than one year.  The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables.

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits, and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company’s corporate marketing, administrative and reporting responsibilities and acquisition program. The Company records these expenses when incurred. Depreciation relates primarily to the fixed assets of the Company. Amortization relates to the allocation of the purchase price of an acquisition, which has been assigned to covenants not to compete, and customer lists. Acquisitions have been accounted for under Financial Accounting Standards Board (“FASB”) Statement of Financial Account Standards (“SFAS”) No. 141, “Business Combinations,” and have created goodwill.

Critical Accounting Policies

The Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different from estimated. Management has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue Recognition

The Company derives its revenues from several sources. All of the Company’s segments perform consulting and staffing services. The Company’s Engineering Services and Information Technology Services segments also perform project services. All of the Company’s segments derive revenue from permanent placement fees.

Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”) which clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable, the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

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

Accounts Receivable

The Company’s accounts receivable are primarily due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The Company’s accounts receivable allowance for doubtful accounts decreased by approximately $0.6 million to $0.9 million as of December 27, 2008 from $1.6 million as of December 29, 2007.  The primary reason for this decrease was that the Company believes its accounts receivable balance before allowance for doubtful accounts as of December 27, 2008 was more certain than the accounts receivable balance before allowance for doubtful accounts as of December 29, 2007. The Company experienced write-offs of accounts receivable in 2008, excluding the write-off of the note receivable of $6.1 million described below, of $2.2 million as compared to $0.7 million in 2007. Due to the increased write-offs of accounts receivable in 2008, a lower allowance for doubtful accounts was required so consequently $0.6 million of those write-offs were charged to accounts receivable allowance for doubtful accounts. Bad debt expense, excluding the write-off of the note receivable of $6.1 million described below, was $1.6 million in 2008 as compared to $0.6 million in 2007.

On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.4 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. The Company has since determined that the note receivable is not collectible. Therefore, the Company wrote off this note receivable in the amount of $6.1 million.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the Company to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit. The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill and intangible assets.

During 2008, the Company incurred goodwill and intangible asset impairment expense of $43.3 million. The reduction in the value of goodwill and intangible assets is primarily attributed to reduced expectations for future cash flows in the impacted reporting units. The reduced expected cash flows resulted in a lower discounted cash flow calculation as compared to prior year’s goodwill and intangible asset impairment tests. The Company reduced expectations for future cash flows due primarily to a weakened general economy and uncertainty as to the demand for our reporting unit services. Goodwill at December 27, 2008 and December 29, 2007 was $6.5 million and $39.6 million, respectively. Intangible assets at December 27, 2008 and December 29, 2007 was $0.3 million. See Footnote 5 to the Financial Statements for a further explanation. Future changes in our industries could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill and intangible asset impairment will not result in impairment charges.

Long-Lived and Intangible Assets

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

Accounting for Stock Options

The Company uses stock options to attract, retain, and reward employees for long-term service.

Effective as of January 1, 2006, the Company adopted SFAS 123R “Share Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS 123R includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of stock-based payment awards. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, and estimates of future earnings. As of December 27, 2008, the Company had total net deferred tax assets of $6.6 million, primarily representing deferred benefits from the impairment of goodwill and intangible assets, operating loss carryforwards and alternative minimum tax carryforwards and the tax effect of an allowance for doubtful accounts. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The Company recognized no material adjustments in the liability for unrecognized income tax benefits due to the adoption of FIN 48. The Company conducts its operations in multiple tax jurisdictions in the United States and Canada. With limited exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2005. At December 27, 2008, the Company did not have any uncertain tax positions.

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

Accrued Bonuses

The Company pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of financial performance measures. Executive management, field management, and certain corporate employees’ bonuses are accrued throughout the year for payment during the first quarter of the following year, based in part upon actual annual results as compared to annual budgets. In addition, the Company pays discretionary bonuses, which are not related to budget performance, to certain employees. Variances in actual results versus budgeted amounts can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals. The Company from time to time may also withhold any potential bonuses due to uncollected year-end accounts receivable balances.

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

Results of Operations (In thousands, except for earnings per share data)

	Year Ended December 27, 2008		Year Ended December 29, 2007		Year Ended December 30, 2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$209,277	100.0	$214,209	100.0	$201,920	100.0
Cost of services	155,302	74.2	161,233	75.3	151,412	75.0
Gross profit	53,975	25.8	52,976	24.7	50,508	25.0

Selling, general and administrative	46,568	22.3	41,418	19.3	41,244	20.4
Bad debt - note receivable	6,090	2.9
Depreciation and amortization	2,067	1.0	1,442	0.7	1,507	0.7
Impairment of goodwill and intangible assets	43,315	20.7	—	—	—	—
Total operating expense	98,040	46.8	42,860	20.0	42,751	21.1

Operating (loss) income	(44,065)	(21.1)	10,116	4.7	7,757	3.8
Other (expense) income	(298)	(0.1)	937	0.5	(287)	(0.1)

(Loss) income before income taxes	(44,363)	(21.2)	11,053	5.2	7,470	3.7
Income taxes (benefit) expense	(4,558)	2.2	4,284	2.0	1,114	0.6
Net (loss) income	$(39,805)	(19.0)	$6,769	3.2	$6,356	3.1

(Loss) earnings per share
Basic:	$(3.15)		$.57		$.54
Diluted:	$(3.15)		$.54		$.53

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

Year Ended December 27, 2008 Compared to Year Ended December 29, 2007

Revenues. Revenues decreased 2.3%, or $4.9 million, for the year ended December 27, 2008 as compared to the prior year (the “comparable prior year period”). Revenues increased $4.5 million in the Information Technology (“IT”) segment, decreased $11.9 million in the Engineering segment, and increased $2.5 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy and the loss of an engineering client, which generated revenue of $18.0 million in the 2007 period as compared to $0 in the 2008 period. Revenues that were attributable to all acquisitions which occurred in the IT segment since December 29, 2007 and were not included in the comparable prior year period were approximately $21.1 million.

Cost of Services. Cost of services decreased 3.7%, or $5.9 million, for the year ended December 27, 2008 as compared to the comparable prior year period. This decrease was primarily due to the decrease in revenues. Cost of services as a percentage of revenues decreased to 74.2% for the year ended December 27, 2008 from 75.3% for the comparable prior year period. This decrease was primarily attributable to decreased revenues in the Engineering segment, which had lower gross margins.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 12.4%, or $5.2 million, for the year ended December 27, 2008 as compared to the comparable prior year period.  The increase in SGA expenses was principally due to the following a) two acquisitions in the Company’s Information Technology  segment increased SGA expenses by $4.3 million; and b) the Company’s bad debt expense, excluding the write-off of the note receivable of $6.1 million described below, increased by  $1.0 million.  As a percentage of revenues, SGA expenses were 22.3% for the year ended December 27, 2008 as compared to 19.3% for the comparable prior year period.  This percentage increase was primarily attributable to additional SGA expenses incurred in connection with two acquisitions subsequent to February 28, 2008 and the increase in bad debt expense combined with decreased revenues overall.

Bad Debt - Accounts Receivable.  The Company experienced bad debt charges on accounts receivable, excluding the write-off of the note receivable of $6.1 million described below, of $1.6 million, as compared to $0.6 million in 2007. The large increase in bad debt charges on accounts receivable was principally due to several unusually large write-offs from certain clients offset by a reduction of the Company’s accounts receivable – allowance for doubtful accounts.  The Company’s accounts receivable – allowance for doubtful accounts was $0.9 million as of December 27, 2008 as compared to $1.6 million as of December 29, 2007.

Bad Debt - Note Receivable. On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.4 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. The Company has since determined that the note receivable is not collectible. Therefore, the Company wrote off this note receivable in the amount of $6.1 million.

Goodwill and Intangible Asset Impairment Expense. During 2008, the Company experienced goodwill and intangible asset impairment expense of $43.3 million. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the Company to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit. The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in our industries could impact the results of future annual impairment tests. Goodwill at December 27, 2008 and December 29, 2007 was $6.5 million and $39.6 million, respectively. Intangible assets at December 27, 2008 and December 29, 2007, was $0.3 million. There can be no assurance that future tests of goodwill and intangible asset impairment will not result in impairment charges.

Depreciation and Amortization. Depreciation and amortization increased 43.3%, or $0.7 million, for the year ended December 27, 2008 as compared to the comparable prior year period. This increase was principally attributable to amortization of intangibles incurred from two acquisitions in the 2008 period.

Other Income (Expense). Other income (expense) consists of interest expense, net of interest income and gains and losses on foreign currency transactions and, in 2007, the proceeds from a legal settlement. For the year ended December 27, 2008, actual interest expense and unused credit line fees of $0.3 million were offset by $0.1 million of interest income, which was earned from short-term money market deposits. Interest expense, net increased $0.2 million for the year ended December 27, 2008 as compared to the comparable prior year period. This increase was primarily due to increased borrowing levels associated with the funding of two acquisitions in the 2008 period. The Company realized losses on foreign currency transactions of approximately $0.1 million for the year ended December 27, 2008 as compared to gains on foreign currency transactions of approximately $0.1 million for the comparable prior year period. This change was attributable to unfavorable exchange rates realized during the 2008 period. The proceeds from the legal settlement in 2007 were realized when the Company reached a settlement with one of the law firm defendants resulting in the recovery of $0.8 million (see footnote 15 to the consolidated financial statements).

Income Tax. The Company experienced an income tax benefit of $4.6 million in 2008 as compared to an income tax expense of $4.3 million in 2007. This change was principally attributable to a decrease in income before taxes, which included a $6.1 million bad debt expense on a note receivable and a non tax-deductible impairment of goodwill and intangible assets of $43.3 million for the year ended December 27, 2008. The effective tax rate was a credit of 10.3% for the year ended December 27, 2008 as compared to 38.7% in the comparable prior year period.

Net Loss. During 2008, the Company experienced a net loss of $39.8 million as compared to net income of $6.8 million in 2007. The difference was primarily attributable to the following factors: decreased revenues of $4.9 million, increased selling, general and administrative expenses of $5.2 million, bad debt-note receivable of $6.1 million, goodwill and impairment expense of $43.3 million, offset by an income tax benefit of $5.7 million.

Segment Discussion (See Footnote 13)

Information Technology

IT revenues of $103.5 million in 2008 increased $4.5 million, or 4.5%, compared to 2007 IT revenues of $99.0 million. The increase in revenue was attributable to two acquisitions in 2008 offset by the weakness in the economy and reduced demand for the Company’s IT services. The IT segment EBITDA was $0.9 million for 2008, as compared to $5.9 million for 2007.

Engineering

Engineering revenues of $59.3 million in 2008 decreased $11.9 million, or 16.7%, compared to 2007 Engineering revenues of $71.2 million. The decrease in revenue was primarily attributable to the loss of an Engineering client that generated revenue of $18.0 million in the 2007 period. The Engineering segment EBITDA was a negative of $2.2 million EBITDA for 2008, as compared to $3.9 million positive EBITDA for 2007.

Commercial

Commercial revenues of $46.6 million in 2008 increased $2.5 million, or 5.6%, compared to 2007 Commercial Services revenues of $44.1 million. The increase in revenues was principally attributable to increased demand for the Company’s Healthcare staffing services. The Commercial segment EBITDA was $2.7 million of EBITDA for 2008, as compared to $1.7 million of EBITDA for 2007.

Year Ended December 29, 2007 Compared to Year Ended December 30, 2006

Revenues. Revenues increased 6.1%, or $12.3 million, for the year ended December 29, 2007 as compared to the prior year (the “comparable prior year period”). Revenues decreased $2.5 million in the IT segment, increased $13.5 million in the Engineering segment, and increased $1.3 million in the Commercial segment. The decrease in IT revenues was attributable to a diminished demand for the Company’s IT services. Management attributes the overall increase to an improvement of the general economy in the first half of the year combined with successful marketing and sales efforts.

Cost of Services. Cost of services increased 6.5%, or $9.8 million, for the year ended December 29, 2007 as compared to the comparable prior year period. This increase was primarily due to the increase in revenues. Cost of services as a percentage of revenues increased to 75.3% for the year ended December 29, 2007 from 75.0% for the comparable prior year period.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses increased 0.4%, or $174,000, for the year ended December 29, 2007 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 19.3% for the year ended December 29, 2007 as compared to 20.4% for the comparable prior year period. This decrease in percentage was primarily attributable to the spreading of fixed operating costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization were essentially unchanged for the year ended December 29, 2007 as compared to the comparable prior year period.

Other Income. Other income consisted of interest income, net of interest expense and gains and losses on foreign currency transactions. For the year ended December 29, 2007, actual interest income of $0.1 million was offset by $0.1 million of interest expense. The interest income was principally earned from short-term money market deposits. Interest income, net, increased $0.3 million for the year ended December 29, 2007 as compared to the comparable prior year period. This increase was primarily due to an increase in interest income, and an overall decrease in interest on the line of credit due to fewer borrowings in the current year, as compared to the comparable prior year period. Gains on foreign currency transactions increased $0.1 million because of the strengthening of the Canadian Dollar as compared to the U. S. Dollar during the year ended December 29, 2007. Included in other income was an $0.8 million gain from a legal settlement (see footnote 15 to the financial statements).

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

Net Income. Net income totaled $6.8 million, or 3.2% of revenue, in 2007 as compared to $6.4 million, or 3.1% of revenue, in 2006. Included in 2006 was a reversal of $1.3 million of previously accrued income taxes. If the reversal of the accrued income taxes of $1.3 million had not occurred in 2006, net income as a percentage of revenues would have been 2.5%.

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

Engineering

Engineering revenues of $71.2 million in 2007 represented an increase of $13.5 million, or 23.5%, compared to 2006. The increase in revenue was attributable to an increase in demand for the Company’s engineering services. The Engineering segment EBITDA was $3.9 million, or 33.8% of the overall EBITDA, for 2007 as compared to $1.0 million, or 11.2% of the overall EBITDA, for 2006.

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

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Year Ended
(In thousands)	December 27, 2008	December 29, 2007

Operating Activities	$(4,807)	$8,605
Investing Activities	$(10,364)	$(851)
Financing Activities	$4,344	$993

Operating Activities

Operating activities used $4.8 million of cash for the year ended December 27, 2008 as compared to $8.6 million provided by operating activities for the comparable 2007 period.  The decrease in cash provided by operating activities was primarily attributable to a net loss of $39.8 million, an increase in accounts receivable, an increase in deferred tax assets, an increase in prepaid expenses and other current assets, and a decrease in income taxes payable. These changes were offset by an increase in payroll and withheld taxes, accrued compensation, accounts payable and accrued expenses.  The increase in accounts receivable was due primarily to the increase in revenues in the fourth quarter of 2008 of $53.5 million as compared to revenues in the fourth quarter of 2007 of $48.8 million.

Investing Activities

Investing activities used $10.4 million for the year ended December 27, 2008 as compared to $0.9 million for the comparable prior year period. The increase in the use of cash for investing activities for 2008 as compared to the comparable 2007 period was primarily attributable to increases in expenditures for property and equipment and in cash used for acquisitions.

Financing Activities

In 2008, financing activities principally consisted of the proceeds from borrowing from the line of credit to finance the acquisition of NuSoft Solutions, Inc and MBH Solutions, Inc. (See footnote 5 to the financial statements). In 2007, financing activities principally consisted of the exercise of stock options and issuance of stock for the employee stock purchase plan with an aggregate exercise price of $993,000.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, which was amended and restated effective February 20, 2009, which now provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”). At December 27, 2008 the loan agreement provided for a $25 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank’s prime rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends. The Revolving Credit Facility expires in August 2011.

The weighted average interest rates under the Revolving Credit Facility for the year ended December 27, 2008 and December 29, 2007 were 3.82% and 8.25%, respectively. The majority of borrowings in 2008 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more. All borrowings in 2007 were short term and borrowed under alternative (ii) the agent bank’s prime rate. During the year ended December 27, 2008 and December 29, 2007, the Company’s outstanding borrowings ranged from $-0- to $10.5 million and $-0- million to $1.5 million, respectively. At December 27, 2008 and December 29, 2007, there were $4.9 million and $0.0 outstanding borrowings under this facility, respectively. At December 27, 2008, there were letters of credit outstanding for $1.6 million. At December 27, 2008, the Company had availability for additional borrowings under the Revolving Credit Facility of $18.5 million. Upon execution of the amendment to the Company’s loan agreement on February 20, 2009, availability on a proforma basis as of December 27, 2008 was reduced to $8.5 million.

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

The Company’s business strategy is to achieve growth both internally through operations and externally through strategic acquisitions. The Company from time to time engages in discussions with potential acquisition candidates. As the size of the Company and its financial resources increase however, acquisition opportunities requiring significant commitments of capital may arise. In order to pursue such opportunities, the Company may be required to incur debt or issue potentially dilutive securities in the future. No assurance can be given as to the Company’s future acquisition and expansion opportunities or how such opportunities will be financed.

The Company does not currently have material commitments for capital expenditures and does not currently anticipate entering into any such commitments during the next 12 months. The Company’s current commitments consist primarily of lease obligations for office space. The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for the next 12 months.

At December 27, 2008, the Company had a deferred tax asset totaling $6.6 million, primarily representing deferred benefits from the impairment of goodwill and intangible assets, operating loss carryforwards and alternative minimum tax carryforwards and the tax effect of an allowance for doubtful accounts. The Company expects to utilize deferred tax assets associated with net operating loss carryforwards of $2.4 million during the 12 months ending December 26, 2009 by offsetting the related tax benefits of such assets against tax liabilities incurred from forecasted taxable income.

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of December 27, 2008 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations (1)	$4,900	$4,900	$—	$—	$—
Operating Lease Obligations	12,686	4,271	7,398	1,017	—

Total	$17,586	$9,171	$7,398	$1,017	$—

(1)The Revolving Credit Facility is for $15.0 million and includes a sub-limit of $5.0 million for letters of credit. The agreement expires in August 2011. At December 27, 2008, there were outstanding letters of credit for $1.6 million. As of March 24, 2009, the Company does not anticipate that interest expense in 2009 will be material.

Material Subsequent Event

As of December 27, 2008, the Company was a plaintiff in a material lawsuit as more fully described in Footnote 15 in the Financial Statements. On March 16, 2009 the Company entered into a settlement agreement with the defendants in this lawsuit. The Company expects to receive $9.8 million, $5.9 million net of tax effect, on or before March 31, 2009.

Significant employment agreements are as follows:

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt, which currently provides for an annual base salary of $550,000 and other customary benefits. In addition, the agreement provides that Mr. Kopyt’s annual bonus be based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization. The agreement expires on February 28, 2010. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The employment agreement is terminable by the Company upon Mr. Kopyt’s death or disability, or for “good and sufficient cause,” as defined in the agreement.

Termination Benefits Agreement

The Company is party to a Termination Benefits Agreement with its Chief Executive Officer Leon Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Benefits Agreement”). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt’s employment is extended for five years (the “Extended Term”). If Mr. Kopyt’s employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt’s salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 27, 2008, Mr. Kopyt would have been entitled to cash payments of approximately $4.9 million (representing salary and excise tax payments).

Severance Agreement

The Company is party to a Severance Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Severance Agreement”). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt’s employee benefits for a specified time after his service with the Company is terminated other than “for cause,” as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his employment agreement and the Benefits Agreement, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 27, 2008, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $3.2 million, inclusive of employee benefits.

Impact of Inflation

Consulting, staffing, and project services are generally priced based on mark-ups on prevailing rates of pay, and as a result are able to generally maintain their relationship to direct labor costs. Permanent placement services are priced as a function of salary levels of the job candidates.

The Company’s business is labor intensive; therefore, the Company has a high exposure to increasing healthcare benefit costs. The Company attempts to compensate for these escalating costs in its business cost models and customer pricing by passing along some of these increased healthcare benefit costs to its customers and employees, however, the Company has not been able to pass on all increases. The Company is continuing to review its options to further control these costs, which the Company does not believe are representative of general inflationary trends. Otherwise, inflation has not been a meaningful factor in the Company’s operations.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” to partially defer SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on December 30, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which our effective date is December 28, 2008. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS No. 159 is effective for the Company as of December 30, 2007.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company does not believe the adoption of SFAS 162 will have a material impact on its results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 27, 2008, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of the Company’s Registered Public Accounting Firm, begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2009 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2009 Proxy Statement.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,293,900	$4.48	699,294
Equity compensation plans not approved by security holders	—	—	—
Total	1,293,900	$4.48	699,294

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE

The information required by Item 13 shall be included in the 2009 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2009 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     1. and 2. Financial Statement Schedules — See “Index to Financial Statements and Schedules” on F-1.

          3. See Item (b) below.

(b)      Exhibits

(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1994.

(3)(b)

Certificate of Amendment of Articles of Incorporation; incorporated by reference to Exhibit A to the Registrant’s Proxy Statement, dated February 6, 1996, filed with the Securities and Exchange Commission on January 29, 1996.

(3)(c)

Certificate of Amendment of Articles of Incorporation; incorporated by reference to Exhibit B to the Registrant’s Proxy Statement, dated February 6, 1996, filed with the Securities and Exchange Commission on January 29, 1996.

+ (3)(d)	Amended and Restated Bylaws.

(4)(a)

Registration Rights Agreement, dated March 11, 1996, by and between RCM Technologies, Inc. and the former shareholders of The Consortium; incorporated by reference to Exhibit (c)(2) to the Registrant’s Current Report on Form 8-K dated March 19, 1996, filed with the Securities and Exchange Commission on March 20, 1996.

*(10)(a)

RCM Technologies, Inc. 1992 Incentive Stock Option Plan; incorporated by reference to Exhibit A to the Registrant’s Proxy Statement, dated March 9, 1992, filed with the Securities and Exchange Commission on March 9, 1992.

(10)(b)

RCM Technologies, Inc. 1994 Non-employee Director Stock Option Plan; incorporated by reference to the appendix to the Registrant’s Proxy Statement, dated March 31, 1994, filed with the Securities and Exchange Commission on March 28, 1994.

*(10)(c)

RCM Technologies, Inc. 1996 Executive Stock Option Plan, dated August 15, 1996; incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1996, filed with the Securities and Exchange Commission on January 21, 1997 (the “1996 10-K”).

* (10)(d)

RCM Technologies, Inc. 2000 Employee Stock Incentive Plan, dated January 6, 2000; incorporated by reference to Exhibit A to the Registrant’s Proxy Statement, dated March 3, 2000, filed with the Securities and Exchange Commission on February 28, 2000.

*(10)(e)

Second Amended and Restated Termination Benefits Agreement, dated March 18, 1997, between the Registrant and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-23753), filed with the Securities and Exchange Commission on March 21, 1997.

*(10)(f)	Amended and Restated Employment Agreement, dated November 30, 1996, between the Registrant, Intertec Design, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the 1996 10-K.

(10)(g)

Amended and Restated Loan and Security Agreement, dated May 31, 2002, between RCM Technologies, Inc. and all of its Subsidiaries with Citizens Bank of Pennsylvania, as Administrative Agent and Arranger; incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 5, 2002 (the “Second Quarter 2002 10-Q”).

*(10)(h)	Severance Agreement, dated June 10, 2002, between RCM Technologies, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10a to the Second Quarter 2002 10-Q.

* (10)(i)	Exhibit A to Severance Agreement General Release; incorporated by reference to Exhibit 10b to the Second Quarter 2002 10-Q.

(10)(j)

Amendment and Modification to Amended And Restated Loan and Security Agreement, dated December 30, 2002, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on February 28, 2003, as amended on March 3, 2003 (the “2002 10-K”).

(10)(k)

Second Amendment and Modification to Amended And Restated Loan and Security Agreement, dated February 26, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to Exhibit 10(l) to 2002 10-K).

(10)(l)

Third Amendment and Modification to Amended And Restated Loan and Security Agreement, dated October 1, 2003, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to Exhibit 99.H to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 6, 2003.

(10)(m)

Fourth Amendment and Modification to Amended And Restated Loan and Security Agreement, dated July 23, 2004, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, filed with the Securities and Exchange Commission on August 5, 2004.

(10)(n)

Fifth Amendment and Modification to Amended and Restated Loan and Security Agreement dated August 7, 2006, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 , filed with the Securities and Exchange Commission on August 10, 2006.

*(10)(o)

Amendment No. 1, dated December 12, 2007, to the Amended and Restated Employment Agreement, entered into on November 30, 1996, between Leon Kopyt and RCM Technologies, Inc.; incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2007, filed with the Securities and Exchange Commission on December 12, 2007 (the “December 2007 8-K”).

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

*(10)(r)	Compensation Arrangements for Named Executive Officers.
(Filed herewith)

* (10)(s)	Compensation Arrangements for Directors.
(Filed herewith)

* (10)(t)

The RCM Technologies, Inc. 2007 Omnibus Equity Compensation Plan; incorporated by reference to Annex A to the Registrant’s Proxy Statement, dated April 20, 2007, filed with the Securities and Exchange Commission on April 19, 2007.

* (10)(u)

Separation and Release Agreement, dated August 27, 2008; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2008, filed with the Securities and Exchange Commission on August 27, 2008.

(10)(v)

Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 19, 2009, filed with the Securities and Exchange Commission on February 25, 2009.

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
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: March 3, 2009	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer and Director

Date: March 3, 2009	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 3, 2009	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 3, 2009	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 3, 2009	/s/ Norman S. Berson
Norman S. Berson
Director

Date: March 3, 2009	/s/ Robert B. Kerr
Robert B. Kerr
Director

Date: March 3, 2009	/s/ Lawrence Needleman
Lawrence Needleman
Director

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Consolidated Balance Sheets, December 27, 2008 and December 29, 2007	F-2

Consolidated Statements of Operations, Years Ended December 27, 2008, December 29, 2007 and December 30, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive (Loss) Income, Years Ended December 27, 2008, December 29, 2007 and December 30, 2006	F-6

Consolidated Statements of Cash Flows, Years Ended December 27, 2008, December 29, 2007 and December 30, 2006	F-7

Notes to Consolidated Financial Statements	F-9

Management’s Report on Internal Control Over Financial Reporting	F-34

Report of Independent Registered Public Accounting Firm	F-35

Schedules I and II	F-36

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 27, 2008 and December 29, 2007

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

ASSETS

	December 27,	December 29,
	2008	2007

Current assets
Cash and cash equivalents	$815	$11,642
Accounts receivable, net of allowance for doubtful accounts of $942 and $1,583 in fiscal 2008 and 2007, respectively	55,770	45,468
Long term receivable-current portion	—	1,893
Prepaid expenses and other current assets	3,012	1,493
Deferred tax assets	6,580	711

Total current assets	66,177	61,207

Property and equipment, at cost
Equipment and leasehold improvements	11,278	9,407
Less: accumulated depreciation and amortization	5,692	5,178

Net property and equipment	5,586	4,229

Other assets
Long term receivable	—	4,216
Deposits	264	125
Goodwill	6,538	39,588
Intangible assets, net of accumulated amortization of $834 and $726 in fiscal 2008 and 2007, respectively	276	349

Total other assets	7,078	44,278

Total assets	$78,841	$109,714

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)

December 27, 2008 and December 29, 2007

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 27, 2008	December 29, 2007

Current liabilities
Line of credit	$4,900	$—
Accounts payable and accrued expenses	8,375	8,005
Accrued compensation	8,610	7,418
Payroll and withheld taxes	1,067	1,087
Income taxes payable	538	1,156

Total current liabilities	23,490	17,666

Stockholders’ equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.05 par value; 40,000,000 shares authorized; 12,774,026 and 12,058,689 shares issued and outstanding at December 27, 2008 and December 29, 2007, respectively	639	603
Additional paid-in capital	106,788	102,951
Accumulated other comprehensive income	720	1,484
Accumulated deficit	(52,796)	(12,990)

	55,351	92,048

Total liabilities and stockholders’ equity	$78,841	$109,714

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 27,	December 29,	December 30,
	2008	2007	2006

Revenues	$209,277	$214,209	$201,920

Cost of services(1)	155,302	161,233	151,412

Gross profit	53,975	52,976	50,508

Operating costs and expenses
Selling, general and administrative(2)	46,568	41,418	41,244
Bad debt - note receivable	6,090	—	—
Depreciation	1,300	1,122	1,197
Amortization	767	320	310
Impairment of goodwill and intangible assets	43,315	—	—
	98,040	42,860	42,751

Operating (loss) income	(44,065)	10,116	7,757

Other (expense) income
Interest (expense) income, net	(230)	59	(256)
(Loss) gain on foreign currency transactions	(75)	78	(31)
Legal settlement	—	800	—
Other	7	—	—
	(298)	937	(287)

(Loss) income before income taxes	(44,363)	11,053	7,470

Income tax (benefit) expense	(4,558)	4,284	1,114

Net (loss) income	$(39,805)	$6,769	$6,356

(1)	Includes stock based compensation expense of $45, $22 and $46 for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

(2)	Includes stock based compensation expense of $55, $389 and $910 for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 27,	December 29,	December 30,
	2008	2007	2006

Basic earnings per share
Net income	$(3.15)	$.57	$.54

Weighted average number of common shares outstanding	12,647,127	11,970,042	11,773,301

Diluted earnings per share
Net income	$(3.15)	$.54	$.53

Weighted average number of common and common equivalent shares outstanding	12,647,127	12,484,639	12,034,665

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 31, 2005	11,728,261	$586	$100,235	$982	$(26,115)	$75,688

Issuance of stock under employee stock purchase plan	33,770	2	142	—	—	144
Exercise of stock options	60,095	3	226	—	—	229
Translation adjustment	—	—	—	20	—	20
Stock based compensation expense	—	—	956	—	—	956
Net income	—	—	—	—	6,356	6,356

Balance, December 30, 2006	11,822,126	591	101,559	1,002	(19,759)	83,393

Issuance of stock under employee stock purchase plan	28,563	1	143	—	—	144
Exercise of stock options	208,000	11	838	—	—	849
Translation adjustment	—	—	—	482	—	482
Stock based compensation expense	—	—	411	—	—	411
Net income	—	—	—	—	6,769	6,769

Balance, December 29, 2007	12,058,689	603	102,951	1,484	(12,990)	92,048

Issuance of stock under employee stock purchase plan	15,337	1	55	—	—	56
Translation adjustment	—	—	—	(764)	—	(764)
Stock based compensation expense	—	—	100	—	—	100
Acquired companies	700,000	35	3,682	—	—	3,717
Net loss	—	—	—	—	(39,805)	(39,805)

Balance, December 27, 2008	12,774,026	$639	$106,788	$720	$(52,796)	$55,351

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

	December 27,	December 29,	December 30,
	2008	2007	2006

Net (loss) income	$(39,805)	$6,769	$6,356
Foreign currency translation adjustment	(764)	482	20
Comprehensive (loss) income	$(40,569)	$7,251	$6,376

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 27,	December 29,	December 30,
	2008	2007	2006

Cash flows from operating activities:

Net (loss) income	$(39,805)	$6,769	$6,356

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,056	1,449	1,508
Impairment of goodwill and intangible assets	43,315	—	—
Gain on disposal of assets	(7)	—	—
Provision for allowance on accounts receivable	(641)	(89)	(120)
Stock based compensation expense	100	411	956
Provision for losses on notes receivable	6,090	—	—
Deferred taxes	(5,869)	2,474	827
Changes in assets and liabilities, net of acquisitions:
Accounts and note receivable	(10,275)	(3,030)	(3,144)
Restricted cash	—	—	8,572
Prepaid expenses and other current assets	(1,582)	244	1,132
Accounts payable and accrued expenses	906	118	(7,665)
Accrued compensation	1,330	(780)	1,086
Payroll and withheld taxes	38	(87)	277
Income taxes payable	(463)	1,126	(4,181)

Total adjustments	34,998	1,836	(752)

Net cash (used in) provided by operating activities	$(4,807)	$8,605	$5,604

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 27,	December 29,	December 30,
	2008	2007	2006

Cash flows from investing activities:
Property and equipment acquired	$(2,667)	$(625)	$(1,569)
Proceeds from equipment disposal	25	—	—
(Increase) decrease in deposits	(138)	33	9
Cash paid for acquisitions, net of cash acquired	(7,584)	(259)	(1,840)

Net cash used in investing activities	(10,364)	(851)	(3,400)

Cash flows from financing activities:
Net borrowings (repayments) of line of credit	4,900	—	(3,900)
Issuance of stock for employee stock purchase plan	55	144	144
Exercise of stock options	—	849	229

Net cash provided by (used in) financing activities	4,955	993	(3,527)

Effect of exchange rate changes on cash and cash equivalents	(611)	446	11

Net (decrease) increase in cash and cash equivalents	(10,827)	9,193	(1,312)

Cash and cash equivalents at beginning of year	11,642	2,449	3,761

Cash and cash equivalents at end of year	$815	$11,642	$2,449

Supplemental cash flow information:
Cash paid for:
Interest	$192	$162	$723
Income taxes	$2,483	$737	$4,060

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services. Additionally, the Company provides specialty staffing services through its Commercial Services group. RCM’s offices are located in major metropolitan centers throughout North America.

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

Fiscal Periods

The reporting period for the Company is the Saturday closest to the last day in December. Fiscal years 2008, 2007 and 2006 represent the 52 weeks ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value.

The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions. At times, these balances may exceed insured amounts. At December 27, 2008 and December 29, 2007, $0.7 million and $3.9 million, respectively, of cash and cash equivalents were held in Canadian banks.

Fair Value of Financial Instruments

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, approximates fair value. The Company does not have any off-balance sheet financial instruments. The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives. The Company’s ERP software system, installed in 1999 and upgraded in 2004, is being depreciated over fifteen years. The Company’s VOIP telephone system, the installation of which was substantially complete at the end of 2008, is being depreciated over seven years. All other hardware and software as well as furniture and office equipment is depreciated over five years. Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the Company to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit. The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests.

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

Software

In accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the years ended December 27, 2008, December 29, 2007 and December 30, 2006, the Company capitalized approximately $219, $135 and $563, respectively, of software costs in accordance with SOP 98-1. At December 27, 2008 the net balance after depreciation for all software costs capitalized in accordance with SOP 98-1 was $0.5 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires an asset and liability approach of accounting for income taxes. SFAS 109 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets. The Company and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.  At December 27, 2008 the Company did not have any significant unrecognized tax benefits.

Revenue Recognition

The Company derives its revenues from several sources. All of the Company’s segments perform staffing services. The Company’s Engineering services and IT services segments also perform project services. All of the Company’s segments derive revenue from permanent placement fees.

Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. Expenses related to contracts that extend beyond a 12-month period are charged to cost of services as incurred.

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

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Unbilled Accounts Receivable

At December 27, 2008 and December 29, 2007 there were $11.0 million and $8.4 million, respectively, of unbilled receivables included in accounts receivable.

Concentration

During 2008, one customer accounted for 11.1% of the Company’s revenues and 17.5% of the Company’s accounts receivable. No other customer accounted for 10% or more of the Company’s revenues. The Company’s five, ten and twenty largest customers accounted for approximately 27.1%, 33.5% and 44.0%, respectively, of the Company’s revenues for 2008.

During 2007, one customer accounted for 10.8% of the Company’s revenues and 16.4% of the Company’s accounts and notes receivable. No other customer accounted for 10% or more of the Company’s revenues. The Company’s five, ten and twenty largest customers accounted for approximately 29.9%, 38.3% and 48.1%, respectively, of the Company’s revenues for 2007.

During 2006, one customer accounted for 11.4% of the Company’s revenues and 17.5% of the Company’s accounts receivable. No other customer accounted for 10% or more of the Company’s revenues. The Company’s five, ten and twenty largest customers accounted for approximately 25.2%, 34.6% and 43.4%, respectively, of the Company’s revenues for 2006.

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the subsidiary’s local currency. Assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Any translation adjustments are included in the accumulated other comprehensive income account in stockholders’ equity. Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign exchange transaction gains and losses are included in the results of operations.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per Share Data

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options that are computed using the treasury stock method. Because of the Company’s capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary.

The number of common shares used to calculate basic and diluted earnings per share for 2008, 2007 and 2006 was determined as follows:

	Year Ended December 27, 2008	Year Ended December 29, 2007	Year Ended December 30, 2006
Basic average shares outstanding	12,647,127	11,970,042	11,773,301
Dilutive effect of stock options	—	514,597	261,364

Dilutive shares	12,647,127	12,484,639	12,034,665

Options to purchase 1,293,900 shares of common stock at prices ranging from $3.00 to $9.81 per share were outstanding as of December 27, 2008. There were 1,069,900 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price for the year ended December 27, 2008. Additionally, 224,000 options that were at less than the average market price were not included in the calculation of common stock equivalents because the options were anti-dilutive as the Company is in a net loss position.

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

Stock - Based Compensation

At December 27, 2008, the Company had five stock-based employee compensation plans. The Company measures the fair value of stock options, if and when granted, based upon the closing market price of the Company’s common stock on the date of grant. All grants typically vest over a three-year period and expire within 10 years of issuance. Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock - Based Compensation (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006, 2007 and 2008 included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, adjusted for estimated forfeitures. The straight-line recognition method is used to recognize compensation expense associated with stock-based payments that are subject to graded vesting based on service conditions.

Stock-based compensation expense of $0.1 million, or $0.01 per diluted share, and of $0.4 million, or $0.03 per diluted share, was recognized for the year ended December 27, 2008 and December 29, 2007, respectively.

The pro-forma compensation cost using the fair value-based method under SFAS No. 123R includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during 2008, 2007 and 2006 has been estimated using the following assumptions:

	Year Ended December 27, 2008	Year Ended December 29, 2007	Year Ended December 30, 2006
Weighted average risk-free interest rate	3.04%	4.91%	4.90%
Expected term of option	5 years	5 years	5 years
Expected stock price volatility	61%	58%	56%
Expected dividend yield	N/A	N/A	N/A
Annual forfeiture rate	16.1%	29.8%	22.30%
Weighted-average per share value granted	$2.57	$4.96	$2.44

Expected volatility is based on the historical volatility of the price of the Company’s common stock since December 29, 2002. The Company uses historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model.

There were options to purchase 56,950 and 40,000 shares of common stock granted during the years 2008 and 2007, respectively. The stock-based compensation expense attributable to the 56,950 and 40,000 options was $48 and $15 for fiscal years 2008 and 2007, respectively.

As of December 27, 2008, the Company had approximately $116 of total unrecognized compensation cost related to non-vested awards granted under our various stock-based plans, which is expected to be recognized over a weighted-average period of one year. These amounts do not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock - Based Compensation (Continued)

The Company received cash from options exercised during the fiscal years 2008 and 2007 of $0 and $849, respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $1,110, $1,039 and $1,080 for the fiscal years 2008, 2007 and 2006, respectively.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” to partially defer SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on December 30, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which our effective date is December 28, 2008. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS No. 159 is effective for the Company as of December 30, 2007.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company does not believe the adoption of SFAS 162 will have a material impact on its results of operations or financial position.

2.     NOTE RECEIVABLE

On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.2 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. The Company has since determined that the note receivable is not collectible. Therefore, the Company wrote off this note receivable in the amount of $6.1 million.

3.     ACQUISITIONS

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

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

3.     ACQUISITIONS (CONTINUED)

The purchase consideration at closing consisted of $4.5 million in cash and 700,000 shares of RCM’s common stock, par value $0.05 (the “Common Stock”), valued at $3.7 million and potential earn-out payments up to $4.4 million of deferred consideration contingent upon NuSoft achieving certain base levels of operating income for each of the three 12-month periods following the purchase. Additional earn-out payments may be made at the end of each of the three 12-month periods following the purchase, to the extent that operating income exceeds these base levels. The acquisition has been accounted for under the purchase method of accounting. The source of cash utilized in the NuSoft acquisition was from the Company’s revolving credit facility. The purchase price allocation of $8.2 million is as follows:

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

The MBH purchase consideration at closing consisted of $1.8 million in cash and assumption of $1.3 million in certain liabilities and potential earn-out payments up to $1.5 million of deferred consideration contingent upon MBH achieving certain base levels of operating income for each of the three 12-month periods following the purchase. Additional earn-out payments may be made at the end of each of the three 12-month periods following the purchase, to the extent that operating income exceeds these base levels.

The acquisition has been accounted for under the purchase method of accounting. The source of cash utilized in the MBH acquisition was from the Company’s revolving credit facility. The purchase price allocation of $3.1 million has been allocated as follows:

Customer Relationships	$835
Covenants-Not-To-Compete	41
Goodwill	2,174
Equipment	36

In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the sellers upon the acquired business achieving certain earnings targets over periods ranging from two to three years following the acquisition. In general, the contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts — amounts payable that are not fixed and are based on the growth in excess of the base level earnings. The Company’s outstanding Deferred Consideration obligations, which relate to various acquisitions, could result in the following maximum payments:

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

3.     ACQUISITIONS (CONTINUED)

Year Ending	Amount
January 2, 2010	$2,400
January 1, 2011	2,300
December 31, 2011	1,300
$6,000

The above table represents the maximum Deferred Consideration payments. However, the Company’s management believes that the actual amount paid in the year ending January 2, 2010 will be $100. The Company cannot estimate the Deferred Consideration payments for the years ended January 1, 2011 and December 31, 2011 with any certainty.

The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet. Earnouts, if any, cannot be estimated with any certainty.

The following (unaudited) results of operations have been prepared assuming the two previously described acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisitions occurred as of the beginning of the periods presented.

	Fifty-Two Weeks Ended
Amounts	December 27, 2008	December 29, 2007
	(Unaudited)	(Unaudited)
Revenues	$215,010	$243,327
Operating (loss) income	(624)	11,330
Net (loss) income	(534)	7,233
(Loss) earnings per share	$(.04)	$.58

4.     PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 27,	December 29,
	2008	2007
Equipment and furniture	$2,893	$1,102
Computers and systems	7,232	7,315
Leasehold improvements	1,153	990
	11,278	9,407

Less: accumulated depreciation and amortization	5,692	5,178

	$5,586	$4,229

The Company writes off fully depreciated assets each year. In fiscal 2008, 2007 and 2006, the write-offs were $1,205, $1,407 and $1,243, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.     GOODWILL AND INTANGIBLE ASSETS

As of November 29, 2008, we conducted our annual assessment of goodwill for impairment. To assess goodwill for impairment, we first compare the fair value of our reporting units with their net book value. We estimate the fair value of the reporting units using discounted expected future cash flows, supported by the results of various market approach valuation models. If the fair value of the reporting units exceeds their net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our reporting units exceeds their fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if our reporting units were being acquired in a business combination. Specifically, we allocate the fair value of the reporting units to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

As of November 29, 2008, we experienced a sustained, significant decline in our stock price. The Company believes the reduced market capitalization reflects the financial market’s reduced expectations of the Company’s performance, due in large part to overall deteriorating economic conditions that may have a materially negative impact on the Company’s future performance.

We also updated our forecasted cash flows of the reporting units during the fourth quarter. This update considered current economic conditions and trends; estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions.

Based on the results of our annual assessment of goodwill and intangible assets for impairment, the net book value of two of our segments, the Information Technology Group and the Engineering Group, exceeded their fair value. The fair value of our Commercial Group exceeded the carrying value by $8.5 million, or 84.7%.

Therefore, we performed the second step of the impairment test to the reporting units in our Information Technology and Engineering Groups to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the impaired reporting units as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as customer relationships and non-competition agreements. The resulting implied goodwill was $6.5 million; accordingly, we reduced the goodwill recorded prior to this assessment by $40.5 million to write our goodwill down to the implied goodwill fair value as of November 29, 2008. The resulting implied intangible assets was $0.3 million; accordingly, we reduced the intangible assets recorded prior to this assessment by $2.9 million to write our intangible assets down to the implied intangible fair value as of November 29, 2008.

We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of the reporting units.

•       Income Approach: To determine fair value, we discounted the expected cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.     GOODWILL AND INTANGIBLES (CONTINUED)

•       Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting units using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. We also used the guideline company method which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting units or the goodwill impairment charge.

The allocation of the fair value of the reporting units to individual assets and liabilities within reporting units also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, non-competition agreements and current replacement costs for certain property, plant and equipment.

Goodwill at December 27, 2008 and December 29, 2007 was $6.5 million and $39.6 million, respectively. Intangible assets at December 27, 2008 and December 29, 2007, was $0.3 million. There can be no assurance that future tests of goodwill and intangible asset impairment will not result in impairment charges.

The results of the 2007 and 2006 impairment testing indicated no impairment of goodwill.

The changes in the carrying amount of goodwill for the years ended December 27, 2008 and December 29, 2007 are as follows:

	Information Technology	Engineering	Commercial	Total
Balance as of December 30, 2006	$29,643	$7,882	$1,804	$39,329

Goodwill acquired during 2007	—	259	—	259

Balance as of December 29, 2007	29,643	8,141	1,804	39,588

Goodwill acquired during 2008	7,300	100	—	7,400

Goodwill impairment during 2008	(32,209)	(8,241)	—	(40,450)

Balance as of December 27, 2008	$4,734	$—	$1,804	$6,538

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.      GOODWILL AND INTANGIBLES (CONTINUED)

The changes in the carrying amount of intangible assets for the years ended December 27, 2008 and December 29, 2007 are as follows:

	Information Technology	Engineering	Commercial	Total
Balance as of December 30, 2006	$522	$147	$—	$669

Intangibles acquired during 2007	—	—	—	—

Amortization of intangibles during 2007	(286)	(34)	—	(320)

Balance as of December 29, 2007	236	113	—	349

Intangibles acquired during 2008	3,560	—	—	3,560

Amortization of intangibles during 2008	(733)	(34)	—	(767)

Intangibles impairment during 2008	(2,866)	—	—	(2,866)

Balance as of December 27, 2008	$197	$79	$—	$276

6.      LINE OF CREDIT

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, which was amended and restated effective February 20, 2009, which now provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”). At December 27, 2008 the loan agreement provided for a $25 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank’s prime rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends. The Revolving Credit Facility expires in August 2011.

The weighted average interest rates under the Revolving Credit Facility for the year ended December 27, 2008 and December 29, 2007 were 3.82% and 8.25%, respectively. The majority of borrowings in 2008 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more. All borrowings in 2007 were short term and borrowed under alternative (ii) the agent bank’s prime rate. During the year ended December 27, 2008 and December 29, 2007, the Company’s outstanding borrowings ranged from $-0- to $10.5 million and $-0- million to $1.5 million, respectively. At December 27, 2008 and December 29, 2007, there were borrowings of $4.9 million and $0.0 outstanding under this facility, respectively. At December 27, 2008, there were letters of credit outstanding for $1.6 million. At December 27, 2008, the Company had availability for additional borrowings under the Revolving Credit Facility of $18.5 million. Upon execution of the amendment to the Company’s loan agreement on February 20, 2009, availability was reduced to $8.5 million on a proforma basis.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.     STOCK BASED COMPENSATION

Common Stock Reserved

Unissued shares of common stock were reserved for the following purposes:

	December 27,	December 29,
	2008	2007
Exercise of options outstanding	1,293,900	1,462,000
Future grants of options	699,294	728,694

Total	1,993,194	2,190,694

Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed ten years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of December 27, 2008, options to purchase 60,455 shares of common stock were outstanding.

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a Director of the Company. As of December 27, 2008, options to purchase 50,000 shares of common stock were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of December 27, 2008, options to purchase 679,545 shares of common stock were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.     STOCK BASED COMPENSATION (CONTINUED)

Incentive Stock Option Plans (Continued)

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of December 27, 2008, options to purchase 28,694 shares of common stock were available for future grants, and options to purchase 474,500 shares of common stock were outstanding.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards. No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of December 27, 2008, options to purchase 670,600 shares of common stock were available for future grants, and options to purchase 29,400 shares of common stock were outstanding.

Transactions related to all stock options are as follows:

	Year Ended December 27, 2008	Weighted- Average Exercise Price	Year Ended December 29, 2007	Weighted- Average Exercise Price	Year Ended December 30, 2006	Weighted- Average Exercise Price
Outstanding options at beginning of year	1,462,000	$4.48	1,768,000	$4.34	1,935,483	$4.34
Granted	56,950	4.93	40,000	9.29	12,000	6.12
Cancelled	(225,050)	4.60	(138,000)	4.70	(119,388)	4.68
Exercised	—	—	(208,000)	4.08	(60,095)	3.82
Outstanding options at end of year	1,293,900	$4.48	1,462,000	$4.48	1,768,000	$4.34

Exercisable options at end of year	1,214,500	$4.30	904,000	$4.10	1,005,000	$4.00
Option grant price per share	$3.00 to $9.81		$3.00 to $9.81		$3.00 to $7.04

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.     STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about stock options outstanding at December 27, 2008:

Range of Exercise Prices	Number of Outstanding Options		Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$3.00 - $4.40	818,500	818,500	4.91	4.91	$3.95	$3.95
$4.70 - $6.91	440,400	391,000	4.80	4.32	$5.06	$4.98
$9.16 - $9.81	35,000	5,000	8.55	8.54	$9.62	$9.16
$3.00 - $9.81	1,293,900	1,214,500	4.97	4.73	$4.48	$4.30

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. During the year ended December 27, 2008, there were 15,337 shares issued under the Purchase Plan for net proceeds of $56. As of December 27, 2008, there were 141,792 shares available for issuance under the Purchase Plan.

8.     RETIREMENT PLANS

Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees. The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company at the discretion of the Board of Directors may make contributions of cash to match deferrals of compensation by participants. Contributions charged to operations by the Company for years ended December 27, 2008, December 29, 2007 and December 30, 2006 were $330, $287 and $251, respectively.

9.     COMMITMENTS

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt (“Mr. Kopyt”), which currently provides for an annual base salary of $550 and other customary benefits. In addition, the agreement provides that Mr. Kopyt’s annual bonus is based on EBITDA, defined as earnings before interest, taxes, depreciation, and amortization. As of December 27, 2008, the agreement expires on February 28, 2009. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The employment agreement is terminable by the Company upon Mr. Kopyt’s death or disability, or for “good and sufficient cause,” as defined in the agreement.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.      COMMITMENTS (CONTINUED)

Termination Benefits Agreement

The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Benefits Agreement”). Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt’s employment is extended for five years (the “Extended Term”). If Mr. Kopyt’s employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt’s salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 27, 2008, Mr. Kopyt would have been entitled to cash payments of approximately $4.9 million (representing salary and excise tax payments).

Severance Agreement

The Company is party to a Severance Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Severance Agreement”). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt’s employee benefits for a specified time after his service with the Company is terminated other than “for cause,” as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 27, 2008, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $3.2 million, inclusive of employee benefits.

Operating Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015. Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms in excess of one year, exclusive of operating escalation charges, are as follows (in thousands):

Year ending December 31,	Amount (In thousands)
2009	$4,310
2010	3,322
2011	2,890
2012	1,846
2013	777
Thereafter	240
Total	$13,385

Rent expense for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $3,564, $3,012 and $3,079, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.      COMMITMENTS (CONTINUED)

Operating Leases (Continued)

The Company subleases space to other tenants at various office locations under cancelable lease agreements. During fiscal 2008, 2007 and 2006 revenues of approximately $384, $417 and $114, respectively, were recognized under these leasing arrangements.

10.     RELATED PARTY TRANSACTIONS

A director of the Company is a shareholder in a law firm that has rendered various legal services to the Company. Fees paid to the law firm have not been significant.

11.     INCOME TAXES

The components of income tax (benefit) expense are as follows:

	Year Ended December 27, 2008	Year Ended December 29, 2007	Year Ended December 30, 2006
Current
Federal	$—	$162	$—
State and local	189	756	259
Foreign	1,122	864	27

	1,311	1,782	286
Deferred
Federal	(4,549)	2,518	704
State	(1,320)	(16)	124

	(5,869)	2,502	828

Total	$(4,558)	$4,284	$1,114

The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

	December 27, 2008	December 29, 2007	December 30, 2006
Tax at statutory rate (credit)	34.0%	34.0%	34.0%
State income taxes, net of Federal income tax benefit	1.7	4.4	6.2
Stock compensation expense	(0.1)	1.3	4.3
Foreign income tax effect	(0.5)	.5	1.3
Non-deductible impairment of goodwill and intangible assets	(23.1)	—	—
Deductible amortization	—	(2.3)	(3.3)
Federal tax audit adjustment	—	—	(27.4)
Non-deductible charges	(0.2)	0.9	1.3
Other, net	(1.5)	—	(1.5)
Total income tax expense	10.3%	38.8%	14.9%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.     INCOME TAXES (CONTINUED)

At December 27, 2008 and December 29, 2007, deferred tax assets and liabilities consist of the following:

Deferred tax assets:	December 27, 2008	December 29, 2007
Loss carryforwards	$2,387	$135
Allowance for doubtful accounts	432	633
Alternative minimum tax credits	178	162
Tax amortization, net	4,376	—
Reserves and accruals	156	146
Litigation reserve	0	106
Other	43	—
Valuation allowance	(358)	—
Net	7,214	1,182

Deferred tax liabilities:
Prepaid expense deferral	(634)	(471)
	(634)	(471)
Net deferred tax assets	$6,580	$711

The deferred tax asset relating to the net operating loss carryforward represents the tax effect of a federal net operating loss carryforward of approximately $6.1 million expiring by the year 2028 and state net operating losses of $0.4 million from various states that expire at various times through 2028.

The Company recorded a valuation reserve in the amount of $0.4 million. This valuation reserve related to state net operating losses. Of the remaining deferred tax asset, management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2008 and 2007. The Company’s policy is to record interest and penalty in interest expense.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company and its subsidiaries are no longer subject to income tax examinations by taxing authorities for years prior to 2005.

12.     INTEREST (EXPENSE) INCOME, NET

Interest (expense) income, net consisted of the following:

	Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Interest expense	$(305)	$(36)	$(505)
Unused line fee	(17)	(31)	(34)
Interest income	92	126	283
	$(230)	$59	$(256)

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.     SEGMENT INFORMATION

The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), which provides guidance for companies to report information about operating segments, geographic areas, and major customers. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

The Company uses earnings before interest and taxes (operating income) to measure segment profit. Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the segments consistent with the Company’s management system (in thousands):

Fiscal 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$103,446	$59,251	$46,580	$—	$209,277

Operating expenses (1) (2)	102,565	61,486	43,909	—	207,960

EBITDA (3)	881	(2,235)	2,671	—	1,317

Depreciation	645	478	177	—	1,300

Amortization of intangibles	733	34	—	—	767

Impairment of goodwill and intangible assets	35,075	8,240	—	—	43,315

Operating (loss) income	(35,572)	(10,987)	2,494	—	(44,065)

Interest expense, net of interest income	114	65	51	—	230

Loss on foreign currency transactions	—	75	—	—	75

Other	(7)	—	—	—	(7)

Income (benefit) expense	(4,162)	(1,393)	998	—	(4,558)

Net (loss) income	$(31,517)	$(9,734)	$1,445	$—	$(39,805)

Total assets	$22,419	$27,941	$14,059	$14,422	$78,841

Capital expenditures	$122	$367	$168	$2,010	$2,667

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13. SEGMENT INFORMATION (CONTINUED)

Fiscal 2007	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$98,951	$71,156	$44,102	$—	$214,209

Operating expenses (1) (2)	93,019	67,245	42,387	—	202,651

EBITDA (3)	5,932	3,911	1,715	—	11,558

Depreciation	503	462	157	—	1,122

Amortization of intangibles	286	34	—	—	320

Operating income	5,143	3,415	1,558	—	10,116

Interest income, net of interest expense	(30)	(20)	(9)	—	(59)

Gain on foreign currency transactions	—	(78)	—	—	(78)

Legal settlement	—	—	—	(800)	(800)

Income taxes	2,005	1,362	607	310	4,284

Net income	$3,168	$2,151	$960	$490	$6,769

Total assets	$50,832	$28,431	$14,060	$16,391	$109,714

Capital expenditures	$372	$124	$32	$97	$625

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13. SEGMENT INFORMATION (CONTINUED)

Fiscal 2006	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$101,449	$57,607	$42,864	$—	$201,920

Operating expenses (1)(2)	94,799	56,569	41,288	—	192,656

EBITDA (3)	6,650	1,038	1,576	—	9,264

Depreciation	533	495	169	—	1,197

Amortization of intangibles	286	24	—	—	310

Operating income	5,831	519	1,407	—	7,757

Interest expense, net of interest income	129	73	54	—	256

Loss on foreign currency transactions	—	31	—	—	31

Income taxes	850	62	202	—	1,114

Net income	$4,852	$353	$1,151	$—	$6,356

Total assets	$53,431	$24,272	$12,137	$10,200	$100,040

Capital expenditures	$282	$1,009	$63	$215	$1,569

(1)	Operating expenses exclude depreciation and amortization.

(2)	Operating expenses include $100, $411 and $956 of stock based compensation expense for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.     SEGMENT INFORMATION (CONTINUED)

The following reconciles consolidated operating income to the Company’s pretax income:

	December 27,	December 29,	December 30,
	2008	2007	2006

Consolidated operating (loss) income	$(44,065)	$10,116	$7,757
Interest (expense) income, net	(230)	59	(256)
Gain (loss) on foreign currency transactions	(75)	78	(31)
Other	7	—	—
Legal settlement	—	800	—
Consolidated pretax net (loss) income	$(44,363)	$11,053	$7,470

The Company derives a majority of its revenue from companies headquartered in the United States. Revenues reported for each operating segment are all from external customers.

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 are as follows:

	December 27,	December 29,	December 30,
	2008	2007	2006
Revenues
United States	$188,672	$198,032	$190,644
Canada	20,605	16,177	11,276
	$209,277	$214,209	$201,920

Fixed Assets
United States	$5,496	$4,127	$4,338
Canada	90	102	54
	$5,586	$4,229	$4,392

14.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Year Ended December 27, 2008

	Sales	Gross Profit	Net (Loss) Income	Diluted Net (Loss) Income Per Share (a)
1st Quarter	$49,114	$12,298	$(2,669)	$(0.22)
2nd Quarter	55,011	15,150	1,440	0.11
3rd Quarter	51,617	13,255	565	0.04
4th Quarter (a)	53,535	13,272	(39,141)	(3.06)

Total	$209,277	$53,975	$(39,805)	$(3.15)

(a)

In the fourth quarter of 2008, the Company recorded a cumulative adjustment to income tax (benefit) expense to properly record deferred tax liabilities associated with acquisitions in 2008 and prior to 2008 totaling an increase to deferred tax liabilities of $1.3 million and an increase to deferred tax expense of $1.3 million.  Of that total, approximately $0.6 million relates to years prior to 2006, and $0.2 million relates to each of the years 2006 and 2007, and $0.3 million relates to the prior interim quarters of 2008.  Management believes that the adjustments related to all prior years and prior interim quarters of 2008 are immaterial to those financial statements.  Additionally, in the fourth quarter of 2008, the Company recorded a goodwill impairment charge totaling $37.6 million, net of tax.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

Year Ended December 29, 2007

	Sales	Gross Profit	Net Income	Diluted Net Income Per Share (a)
1st Quarter	$54,493	$12,377	$1,571	$.13
2nd Quarter	56,846	13,959	1,853.15
3rd Quarter	54,079	13,433	1,724.14
4th Quarter	48,791	13,207	1,621.13

Total	$214,209	$52,976	$6,769	$.54

(a) Each quarterly amount is based on separate calculations of weighted average shares outstanding.

15.     CONTINGENCIES

In late 1998, two shareholders who were formerly officers and directors of the Company filed suit against the Company. The former officers and directors alleged that the Company wrongfully limited the number of shares of the Company’s common stock that could have been sold by the plaintiffs under a registration rights agreement entered into in connection with an acquisition transaction pursuant to which the plaintiffs became shareholders of the Company.

A trial in 2002 resulted in a judgment in favor of the plaintiffs for $7.6 million that was affirmed on appeal. In June 2006, the Company paid $8.6 million, which included post-judgment interest and other items totaling $1.0 million to the plaintiffs to satisfy the judgment.

In November 2002, the Company filed suit on professional liability claims against the attorneys and law firms who had served as its counsel in the acquisition transaction and in connection with its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against its former counsel, the Company was seeking complete indemnification with respect to (1) its costs and counsel fees incurred in the defense against the claims of the plaintiffs; (2) the amount it paid to satisfy the judgment; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. In February 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $0.8 million. On March 16, 2009 the Company entered into a settlement agreement with the remaining defendants in this lawsuit. The Company expects to receive $9.8 million, $5.9 net of tax effect, on or before March 31, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.     CONTINGENCIES (CONTINUED)

The Company is party to two agreements of indemnity related to the performance of two construction projects. One of these construction projects is managed by a former customer of the Company and management of the Company believes this project will be completed by the end of the first quarter of 2009.  The second of these construction projects was managed by the same customer prior to November 2008 when the initial contract was transferred to the Company.  The Company now acts as the general contractor on this construction project.  The contract price is approximately $6.2 million and management of the Company estimates it was approximately 60% complete as of December 27, 2008.  The Company believes this project will be finished in the fourth quarter of 2009.  In the event of non-performance on either construction project, the Company may be obligated to indemnify the project owners for certain cost overruns on such projects.  Management believes that any such cost overruns would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 27, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of December 27, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this report shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

/s/ Leon Kopyt	/s/ Kevin D. Miller
Leon Kopyt	Kevin D. Miller
Chairman and Chief Executive Officer	Chief Financial Officer, Treasurer and Secretary

Dated: March 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

RCM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries (the Company) as of December 27, 2008 and December 29, 2007 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 27, 2008. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 27, 2008 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
March 24, 2009

SCHEDULE I

RCM TECHNOLOGIES, INC. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET
December 27, 2008 and December 29, 2007

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

ASSETS

	December 27,	December 29,
	2008	2007

Current assets
Prepaid expenses and other assets	$13	$4

Other assets
Long-term receivables from affiliates	55,338	92,201

Total assets	$55,351	$92,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 27,	December 29,
	2008	2007

Current liabilities
Accounts payable and accrued expenses	$—	$157

Stockholders’ equity
Common stock	639	603
Foreign currency translation adjustment	720	1,484
Additional paid in capital	106,788	102,951
Accumulated deficit	(52,796)	(12,990)

Total stockholders’ equity	55,351	92,048

Total liabilities and stockholders’ equity	$55,351	$92,205

The “Notes to Consolidated Financial Statements” of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

SCHEDULE I

RCM TECHNOLOGIES, INC. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 27,	December 29,	December 30,
	2008	2007	2006

Operating expenses
Administrative	$2,388	$1,414	$1,445

Operating loss	(2,388)	(1,414)	(1,445)

Management fee income	2,388	1,414	1,445

Income before income in subsidiaries

Equity in earnings of subsidiaries	(39,805)	6,769	6,356

Net (loss) income	$(39,805)	$6,769	$6,356

The “Notes to Consolidated Financial Statements” of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

SCHEDULE I

RCM TECHNOLOGIES, INC. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 27,	December 29,	December 30,
	2008	2007	2006
Cash flows from operating activities:

Net (loss) income	$(39,805)	$6,769	$6,356

Adjustments to reconcile net income to net cash provided by operating activities:

Recognition of share based compensation	100	411	956
Share (equity) in deficiency in assets of subsidiaries	39,805	(6,769)	(6,356)

Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	(1)	5
Accounts payable and accrued expenses	(165)	(77)	112

	39,740	(6,436)	(5,283)

Net cash (used in) provided by operating activities	(65)	333	1,073

Cash flows from investing activities:
Decrease (increase) in long-term receivables from subsidiaries	621	(807)	(1,458)

Net cash provided by (used in) investing activities	621	(807)	(1,458)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	55	144	144
Exercise of stock options	—	849	229

Net cash provided by financing activities	55	993	373

Effect of exchange rate changes on cash and cash equivalents	(611)	(519)	12

Net increase in cash and equivalents	—	—	—

Cash and equivalents at beginning of year	—	—	—

Cash and equivalents at end of year	$—	$—	$—

The “Notes to Consolidated Financial Statements” of RCM Technologies, Inc. and subsidiaries are an integral part of these statements.

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period

Year Ended December 27, 2008

Allowance for doubtful accounts on trade and note receivable	$1,583	$7,674		$8,315	$942

Year Ended December 29, 2007

Allowance for doubtful accounts on trade receivables	$1,672	$598		$687	$1,583

Year Ended December 30, 2006

Allowance for doubtful accounts on trade receivables	$1,792	$294		$414	$1,672

EXHIBIT INDEX

(3)(d)	Amended and Restated Bylaws.

(10)(o)	Compensation Arrangements for Named Executive Officers.

(10)(p)	Compensation Arrangements for Directors.

(10)(u)

Separation and Release Agreement, dated August 27, 2008; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August21, 2008, filed with the Securities and Exchange Commission on August 27, 2008.

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