Form 10-Q
period 2009-03-28
RCM TECHNOLOGIES INC
filed 2009-05-12
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]     NO [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller ReportingCompany [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [ ]     NO [X]

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 12,813,522 shares outstanding as of May 11, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 28, 2009 and December 27, 2008

(Dollars in thousands, except share amounts)

ASSETS

	March 28,	December 27,
	2009	2008
	(Unaudited)
Current assets
Cash and cash equivalents	$5,063	$815
Accounts receivable, net of allowance for doubtful accounts
of $1,311 (March 28, 2009) and $942 (December 27, 2008 ), respectively	51,132	55,770
Prepaid expenses and other current assets	2,673	3,012
Deferred tax assets	4,288	6,580

Total current assets	63,156	66,177

Property and equipment, at cost
Equipment and leasehold improvements	11,094	11,278
Less: accumulated depreciation and amortization	(5,619)	(5,692)

	5,475	5,586

Other assets
Deposits	227	264
Goodwill	6,538	6,538
Intangible assets, net of accumulated amortization	259	276

Total other assets	7,024	7,078

Total assets	$75,655	$78,841

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (Continued)

March 28, 2009 and December 27, 2008

(Dollars in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 28, 2009	December 27, 2008
	(Unaudited)
Current liabilities
Line of credit	$ -	$4,900
Accounts payable and accrued expenses	7,339	8,375
Accrued compensation	5,774	8,610
Payroll and withheld taxes	1,100	1,067
Income taxes payable	472	538

Total current liabilities	14,685	23,490

Stockholders' equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding
Common stock, $0.05 par value; 40,000,000 shares authorized;
12,813,522 and 12,774,026 shares issued and outstanding at March 28, 2009 and December 27, 2008, respectively	641	639
Additional paid-in capital	106,916	106,788
Accumulated other comprehensive income	656	720
Accumulated deficit	(47,243)	(52,796)

	60,970	55,351

Total liabilities and stockholders’ equity	$75,655	$78,841

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Thirteen Weeks Ended March 28, 2009 and March 29, 2008

(Unaudited)

(Dollars in thousands, except share amounts)

	March 28, 2009	March 29, 2008

Revenues	$48,048	$49,114

Cost of services	37,107	36,816

Gross profit	10,941	12,298

Operating costs and expenses
Selling, general and administrative	11,007	10,485
Bad debt – note receivable	-	6,090
Depreciation	367	281
Amortization	16	80
	11,390	16,936

Operating loss	(449)	(4,638)

Other income (expense)
Interest (expense) income, net	(20)	26
(Loss) gain on foreign currency transactions	(10)	1
Legal settlement	9,750	-
	9,720	27

Income (loss) before income tax expense (benefit)	9,271	(4,611)

Income tax expense (benefit)	3,718	(1,942)

Net income (loss)	$5,553	($2,669)

Basic earnings (loss) per share	$0.43	($0.22)
Diluted earnings (loss) per share	$0.43	($0.22)

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008

Common stock
Beginning of period	$639	$603
Issuance of stock under stock purchase plan	2	-
Issuance of common stock in connection
with acquisition	-	35
End of period	$641	$638

Additional paid-in-capital
Beginning of period	$106,788	$102,951
Issuance of stock under stock purchase plan	35	-
Issuance of common stock in connection
with acquisition	-	3,682
Stock-based compensation expense	93	93
End of period	$106,916	$106,726

Accumulated other comprehensive income
Beginning of period	$720	$1,484
Translation adjustment	(64)	23
End of period	$656	$1,507

Accumulated deficit
Beginning of period	($52,796)	($12,990)
Net income (loss) income	5,553	(2,669)
End of period	($47,243)	($15,659)

Comprehensive income (loss)
Net income (loss)	$5,553	($2,669)
Translation adjustment	(64)	23
Total	$5,489	($2,646)

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen Weeks Ended March 28, 2009 and March 29, 2008
(Unaudited)

(Dollars in thousands)

	March 28, 2009	March 29, 2008
Cash flows from operating activities:

Net income (loss)	$5,553	($2,669)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities, net of effects of acquisitions:
Depreciation and amortization	381	361
Provision for allowance on accounts receivable	228	(97)
Provision for allowance on note receivable	-	6,090
Stock based compensation expense	93	93
Deferred tax assets	2,292	(2,188)
Changes in assets and liabilities:
Accounts receivable	4,308	(4,313)
Prepaid expenses and other current assets	482	5
Accounts payable and accrued expenses	(1,001)	(1,452)
Accrued compensation	(2,815)	(1,294)
Payroll and withheld taxes	36	125
Income taxes payable	(204)	(1,120)

Total adjustments	3,800	(3,790)

Net cash provided by (used in) operating activities	$9,353	($6,459)

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Thirteen Weeks Ended March 28, 2009 and March 29, 2008
(Unaudited)

(Dollars in thousands)

	March 28, 2009	March 29, 2008
Cash flows from investing activities:
Property and equipment acquired	($255)	($1,084)
Decrease (increase) in deposits	37	(29)
Cash paid for acquisition, net of working capital acquired	-	(4,433)

Net cash used in investing activities	(218)	(5,546)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	37	-
Net borrowings on line of credit	(4,900)	5,000

Net cash (used in) provided by financing activities	(4,863)	5,000

Effect of exchange rate changes on cash and cash equivalents	(24)	21

Increase (decrease) in cash and cash equivalents	4,248	(6,984)

Cash and cash equivalents at beginning of period	815	11,642

Cash and cash equivalents at end of period	$5,063	$4,658

Supplemental cash flow information:
Cash paid for:
Interest expense	$67	$36
Income taxes	$1,003	$1,517

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and Subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 27, 2008 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the thirteen weeks ended March 28, 2009 are not necessarily indicative of results that may be expected for the full year.

2.     Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 27, 2008 was a 52-week reporting year. The first fiscal quarter of 2008, the 2008 fiscal year and the first fiscal quarter of 2009 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date

March 29, 2008	Thirteen	Thirteen
December 27, 2008	Thirteen	Fifty-Two
March 28, 2009	Thirteen	Thirteen

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

4.     Note Receivable

On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.2 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. During the thirteen weeks ended March 29, 2008, the Company determined that the note receivable was not collectible and reserved for the note. During the thirteen weeks ended September 27, 2008, the Company wrote off the note receivable.

5.     Acquisitions

On March 19, 2008 the Company purchased the operating assets of NuSoft Solutions, Inc. (“NuSoft”), a Michigan corporation. NuSoft is a specialty provider of information technology services. The acquisition of NuSoft was completed in order to expand the Company’s Information Technology solutions services within the Information Technology segment. The acquisition was effective as of March 1, 2008. The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the Information Technology segment.

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

On April 28, 2008 the Company purchased the operating assets of MBH Solutions, Inc. (“MBH”), a New York corporation. MBH is a specialty provider of information technology services. The acquisition of MBH was completed in order to expand the Company’s Information Technology solutions services within the Information Technology business segment. The acquisition was effective as of April 1, 2008 and has been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the Information Technology segment.

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

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Revenues	$48,048	$54,900
Operating (loss) income	(449)	(4,336)
Net income (loss)	$5,553	($2,541)
Earnings (loss) per share	$0.43	($0.20)

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

7.     New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, SFAS No. 141R requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company adopted SFAS 141R as of the required effective date and will apply its provisions prospectively to business combinations that occur after adoption.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which amends and clarifies SFAS No. 141R. FSP FAS 141R-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R, and carry forward without significant revision the guidance in SFAS No. 141, “Business Combinations.” FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the disclosure requirements of this new FSP but no significant impact is expected on the determination or reporting of the Company’s financial results.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8.     Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, are amended and restated effective February 20, 2009, which now provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”). At December 27, 2008 the loan agreement provided for a $25 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends. The Revolving Credit Facility expires in August 2011.

The weighted average interest rates under the Revolving Credit Facility for the thirteen weeks ended March 28, 2009 and March 29, 2008 were 2.2% and 4.6%, respectively. The majority of borrowings in 2008 and 2009 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more. During the thirteen weeks ended March 28, 2009 and March 29, 2008, the Company’s outstanding borrowings ranged from $-0- to $4.9 million and $-0- million to $5.0 million, respectively. At March 28, 2009 and December 27, 2008, there were borrowings of $0 million and $4.9 outstanding under this facility, respectively. At March 28, 2009 and December 27, 2008, there were letters of credit outstanding for $1.6 million. At March 28, 2009, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

9.   Interest (Expense) Income, Net

Interest (expense) income, net consisted of the following:

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Interest expense	($15)	($10)
Unused line fee	(7)	(5)
Interest income	2	41
	($20)	$26

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.   Goodwill and Intangibles

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. There were no triggering events during the thirteen weeks ended March 28, 2009 that have indicated a need to perform the impairment test prior to the Company's annual test date.

The changes in the carrying amount of goodwill for the thirteen weeks ended March 28, 2009 are as follows:

	Information Technology	Engineering	Commercial	Total
Balance as of December 27, 2008	$4,734	$ -	$1,804	$6,538

Goodwill acquired during the thirteen weeks ended March 28, 2009	-	-	-	-

Balance as of March 28, 2009	$4,734	$ -	$1,804	$6,538

The following table reflects the components of intangible assets, excluding goodwill:

	March 28, 2009		December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Non-compete agreements	$31	$18	$31	$17
Customer relationships	364	118	364	102

Total	$395	$136	$395	$119

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.     Stockholders' Equity

Common Stock Reserved

Unissued shares of common stock were reserved for the following purposes:

	March 28, 2009	December 27, 2008

Exercise of options outstanding	1,311,900	1,293,900
Future grants of options	681,294	699,294

Total	1,993,194	1,993,194

12.    Earnings Per Share

Both basic and diluted (loss) earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of operations.

     The number of common shares used to calculate basic and diluted (loss) earnings per share for the thirteen weeks ended March 28, 2009 and March 29, 2008 was determined as follows:

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008

Basic
Weighted average shares outstanding	12,813,522	12,281,766

Diluted
Shares used for basic calculation	12,813,522	12,281,766
Dilutive effect of options granted under the Company’s stock option plans	-	205,182
	12,813,522	12,486,948

In the reporting periods where there is net loss, the basic weighted average shares are used to determine loss per share because impact of stock options would be antidilutive.

13.     Share - Based Compensation

At March 28, 2009, the Company had five share-based employee compensation plans. The Company measures the fair value of stock options, if and when granted, based upon the closing market price of the Company’s common stock on the date of grant. All grants typically vest over a three-year period and expire within 10 years of issuance. Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.     Share - Based Compensation (Continued)

The Company recognizes compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R"). Compensation cost recognized in 2009 and 2008 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, adjusted for estimated forfeitures, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), adjusted for estimated forfeitures. The straight-line recognition method is used to recognize compensation expense associated with share-based payments that are subject to graded vesting based on service conditions.

Share-based compensation expense of $93, or $0.01 per diluted share, and $93, or $0.01 per diluted share, was recognized for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively.

The Company anticipates that share-based compensation will not exceed $800 for the year ending December 26, 2009 based on existing options as of March 28, 2009.

The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during the thirteen weeks ended March 28, 2009 and March 29, 2008 has been estimated using the following assumptions:

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Weighted average risk-free interest rate	1.90%	3.07%
Expected term of option	5 years	5 years
Expected stock price volatility	64%	57%
Expected dividend yield	-	-
Annual forfeiture rate	15.9%	29.0%
Weighted-average per share value granted	$0.52	$2.77

Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of March 28, 2009, options to purchase 60,455 shares of common stock granted under the 1992 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.    Share - Based Compensation (Continued)

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company. As of March 28, 2009, options to purchase 50,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of March 28, 2009, options to purchase 679,545 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of March 28, 2009, 8,694 shares of common stock were available for future grants under the 2000 Plan, and options to purchase 494,500 shares of common stock granted under the 2000 Plan were outstanding.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards. No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of March 28, 2009, 672,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 27,400 shares of common stock granted under the 2007 Plan were outstanding.

As of March 28, 2009, the Company had approximately $99 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period. These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.    Share - Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of Common Stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase shares of Common Stock through payroll deductions for up to 10% of qualified compensation. During the thirteen weeks ended March 28, 2009, there were 39,496 shares issued under the Purchase Plan for net proceeds of $37. As of March 28, 2009, there were 141,792 shares available for issuance under the Purchase Plan. The Company has proposed an amendment to the Purchase Plan to increase the number of shares available thereunder by 300,000. This proposal is subject to the approval of stockholders at the upcoming annual meeting of stockholders for 2009.

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

Thirteen Weeks Ended March 28, 2009	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$22,901	$14,873	$10,274	-	$48,048

Operating expenses (1) (2)	23,691	14,462	9,961	-	48,114

EBITDA (3)	(790)	411	313	-	(66)

Depreciation	163	153	51	-	367

Amortization of intangibles	8	8	-	-	16

Operating income (loss)	(961)	250	262	-	(449)

Interest expense, net of interest income	10	6	4	-	20

Loss on foreign currency transactions	-	10	-	-	10

Legal settlement	-	-	-	(9,750)	(9,750)

Income (benefit) taxes	(388)	93	103	3,910	3,718

Net (loss) income	($583)	$141	$155	$5,840	$5,553

Total assets	$26,196	$21,860	$11,586	$16,013	$75,655

Capital expenditures	$5	$54	$2	$194	$255

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.     Segment Information (Continued)

Thirteen Weeks Ended March 29, 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$22,439	$14,045	$12,630	-	$49,114

Operating expenses (1) (2)	21,979	13,476	11,846	-	47,301

EBITDA (3)	460	569	784	-	1,813

Bad debt - note receivable	-	6,090	-	-	6,090

Depreciation	127	106	48	-	281

Amortization of intangibles	71	9	-	-	80

Operating income (loss)	262	(5,636)	736	-	(4,638)

Interest income, net of interest expense	(5)	(8)	(13)	-	(26)

Gain on foreign currency transactions	-	(1)	-	-	(1)

Income taxes (benefit)	89	(2,281)	250	-	(1,942)

Net income (loss)	$178	$308	$499	-	($2,669)

Total assets	$61,468	$21,740	$16,117	$12,443	$111,768

Capital expenditures	$463	$223	$1	$840	$1,084

(1)   Operating expenses exclude depreciation and amortization.

(2)    Operating expenses include $93 of share based compensation expense for the thirteen weeks ended March 28, 2009 and

        March 29, 2008.

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

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and fixed assets by geographic area as of and for the thirteen weeks ended March 28, 2009 and March 29, 2008 are as follows:

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Revenues
U. S.	$43,401	$44,157
Canada	4,647	4,957
	$48,048	$49,114

Fixed Assets
U. S.	$5,383	$4,946
Canada	92	86
	$5,475	$5,032

15.    Legal Settlement

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

In November 2002, the Company filed suit on professional liability claims against the attorneys and law firms who had served as its counsel in the acquisition transaction and in connection with its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against its former counsel, the Company was seeking complete indemnification with respect to (1) its costs and counsel fees incurred in the defense against the claims of the plaintiffs; (2) the amount it paid to satisfy the judgment; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. In February 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $0.8 million. On March 16, 2009 the Company entered into a settlement agreement with the remaining defendants in this lawsuit. The Company received $9.8 million, $5.9 net of tax effect, on March 27, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.     Contingencies

The Company is party to two agreements of indemnity related to the performance of two construction projects. One of these construction projects is managed by a former customer of the Company and management of the Company believes this project will be completed by the end of the second quarter of 2009.  The second of these construction projects was managed by the same customer prior to November 2008 when the initial contract was transferred to the Company.  The Company now acts as the general contractor on this construction project.  The contract price is approximately $6.2 million and management of the Company estimates it was approximately 74% complete as of March 28, 2009.  The Company believes this project will be finished by the fourth quarter of 2009.  In the event of non-performance on either construction project, the Company may be obligated to indemnify the project owners for certain cost overruns on such projects.  Management believes that any such cost overruns would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                    RESULTS  OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company in connection with such adoption; and the outcome of litigation (at both the trial and appellate levels) involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) adverse effects on the market price of the Company's common stock due to the potential resale into the market of significant amounts of common stock; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company’s services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company; (xviii) obligations relating to indemnities and similar agreements entered into in connection with the Company’s business activities; and (xix) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

After pro forma adjustments to remove the impact of two acquisitions in its Information Technology segment completed in 2008, RCM experienced a significant decline in its 2008 revenues and gross profit as compared to 2007, particularly in its Information Technology and Engineering segments.  RCM believes the decline in its Information Technology pro forma revenues was principally due to a deterioration of overall economic conditions in its geographic markets and industry verticals served in 2008.  The principal reason for the decline in 2008 Engineering revenues as compared to 2007 was due to the loss of a major customer. After normalizing for 2008 acquisitions, the Company experienced a significant decline in revenues during the thirteen weeks ended March 28, 2009 as compared to the comparable prior year period. The Company attributes this decline to overall economic conditions in its geographic markets and industry verticals, particularly in its Information Technology and Commercial segments.

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

The Company believes that most companies recognize the importance of advanced technologies and business processes to compete in today’s business climate. However, the process of designing, developing and implementing business and technology solutions is becoming increasingly complex. The Company believes that many businesses today are focused on return on investment analysis in prioritizing their initiatives. This has had an adverse impact on spending by current and prospective clients for many emerging new solutions.

Nonetheless, the Company continues to believe that businesses must implement more advanced Information Technology and engineering solutions to upgrade their systems, applications and processes so that they can maximize their productivity and optimize their performance in order to maintain a competitive advantage. Although working under budgetary, personnel and expertise constraints, companies are driven to support increasingly complex systems, applications and processes of significant strategic value. This has given rise to a demand for outsourcing. The Company believes that its current and prospective clients are continuing to evaluate the potential for outsourcing business critical systems, applications and processes.

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

Project Services - The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, “Revenue Recognition” ("SAB 104") which clarifies application of U.S. generally accepted accounting principles to revenue transactions. Project services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity. The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees. The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company recognizes revenue on these deliverables at the time the client accepts and approves the deliverables. In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract. In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract. In other instances, revenue is billed and recorded based upon contractual rates per hour. In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget. Performance Fees, if any, are recorded when the contract is completed and the revenue is reasonably certain of collection. Some contracts also limit revenues and billings to maximum amounts. Provision for contract losses, if any, is made in the period such losses are determined. For contracts where there are multiple deliverables and the work has not been 100% complete on a specific deliverable, the costs have been deferred. The associated costs are expensed when the related revenue is recognized.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the Company to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit. The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill and intangible assets. There were no triggering events during the thirteen weeks ended March 28, 2009 that have indicated a need to perform the impairment test prior to the Company's annual test date. Goodwill was $6.5 million at March 28, 2009 and December 27, 2008.

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

Effective as of January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements. This compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings. As of March 28, 2009, the Company had total net deferred tax assets of $4.3 million, primarily representing the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in prior periods. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The Company recognized no material adjustments in the liability for unrecognized income tax benefits due to the adoption of FIN 48. The Company conducts its operations in multiple tax jurisdictions in the United States and Canada. With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2003. The Company’s federal income tax returns have been examined through 2007. As of March 28, 2009, the Company did not have any uncertain tax positions.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended March 28, 2009 Compared to Thirteen Weeks Ended March 29, 2008

A summary of operating results for the fiscal periods ended March 28, 2009 and March 29, 2008 is as follows (in thousands, except for earnings per share data):

	March 28, 2009		March 29, 2008
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$48,048	100.0	$49,114	100.0
Cost of services	37,107	77.2	36,816	75.0
Gross profit	10,941	22.8	12,298	25.0

Selling, general and administrative	11,007	22.9	10,485	21.4
Bad debt - note receivable	-	-	6,090	12.4
Depreciation and amortization	383	0.8	361	34.5
	11,390	23.7	16,936	34.5

Operating loss	(449)	(0.9)	(4,638)	(9.4)
Other income, net	9,720	20.2	27	-

Income (loss) before income tax expense (benefit)	9,271	19.3	(4,611)	(9.4)
Income tax expense (benefit)	3,718	7.7	(1,942)	(4.0)

Net (loss) income	$5,553	11.6	($2,669)	(5.4)

Earnings (loss) per share
Basic:	$0.43		($0.22)
Diluted:	$0.43		($0.22)

The above summary is not a presentation of results of operations under accounting principles generally accepted in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended March 28, 2009 and March 29, 2008 consisted of thirteen weeks each.

Revenues. Revenues decreased 2.2%, or $1.1 million, for the thirteen weeks ended March 28, 2009 as compared to the same period in the prior year (the “comparable prior year period”). Revenues increased $0.5 million in the Information Technology segment, increased $0.8 million in the Engineering segment, and decreased $2.4 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy offset by revenues from acquisitions made in 2008. Revenues that were attributable to acquisitions which occurred in the Information Technology segment in 2008 contributed $5.7 million in the thirteen weeks ended March 28, 2009 as compared to $1.5 million in the comparable prior year period. Management expects revenues for the remainder of fiscal 2009 to remain generally consistent with the revenues for the thirteen weeks ended March 28, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended March 28, 2009 Compared to Thirteen Weeks Ended March 29, 2008 - (Continued)

Cost of Services. Cost of services increased 0.8%, or $0.3 million, for the thirteen weeks ended March 28, 2009 as compared to the comparable prior year period. Cost of services as a percentage of revenues increased to 77.2% for the thirteen weeks ended March 28, 2009 from 75.0% for the comparable prior year period. These increases were primarily due to increased unbilled labor costs for consultants in our Information Technology segment and revenue growth in our Engineering segment offset by a decrease in revenues in our Commercial segment. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2009 to remain comparable to that in the thirteen weeks ended March 28, 2009.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses increased 5.0%, or $0.5 million, for the thirteen weeks ended March 28, 2009 as compared to the comparable prior year period. As a percentage of revenues, SGA expenses were 22.9% for the thirteen weeks ended March 28, 2009 as compared to 21.4% for the comparable prior year period. This percentage increase was primarily attributable to additional SGA expenses incurred in connection with two acquisitions subsequent to February 28, 2008 combined with decreased revenues overall. Management expects SGA expenses for the remainder of fiscal 2009 to remain generally consistent with the SGA expenses for the thirteen weeks ended March 28, 2009.

Bad Debt - Note Receivable. On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.2 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. During the thirteen weeks ended March 29, 2008, the Company determined that the note receivable was not collectible and reserved for the note. During the thirteen weeks ended September 27, 2008, the Company wrote-off the note receivable.

Depreciation and Amortization. Depreciation and amortization increased 6.1%, or $22,000, for the thirteen weeks ended March 28, 2009 as compared to the comparable prior year period.

Other Income (Expense). Other income (expense) consists of interest expense, net of interest income and gains and losses on foreign currency transactions and, in 2009, the proceeds from a legal settlement. For the thirteen weeks ended March 28, 2009, actual interest expense and unused credit line fees of approximately $21,000 was offset by approximately $1,000 of interest income. For the thirteen weeks ended March 29, 2008, actual interest expense and unused credit line fees of approximately $15,000 was offset by approximately $41,000 of interest income. The Company realized losses on foreign currency transactions of approximately $10,000 for the thirteen weeks ended March 28, 2009 as compared to gains on foreign currency transactions of approximately $1,000 for the comparable prior year period. This change was attributable to unfavorable exchange rates realized during the 2009 period. The proceeds from the legal settlement in 2009 were realized when the Company reached a legal settlement resulting in cash proceeds of $9.8 million (see footnote 15 to the consolidated financial statements).

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Thirteen Weeks Ended March 28, 2009 Compared to Thirteen Weeks Ended March 29, 2008 - (Continued)

Income Tax. Income tax expense was $3.7 million for the thirteen weeks ended March 28, 2009 as compared to an income tax benefit of $1.9 million in the comparable prior year period. The change was principally attributable to an increase in income before taxes, which included a $9.8 million legal settlement in the thirteen weeks ended March 28, 2009 and a $6.1 million bad debt expense on a note receivable for the comparable prior year period. The effective tax rate was 40.1% for the thirteen weeks ended March 28, 2009 as compared to 42.1% in the comparable prior year period.

Segment Discussion (See Footnote 14)

Information Technology

Information Technology revenues of $22.9 million in 2009 increased $0.5 million, or 2.1%, compared to 2008. The increase in revenue was attributable to acquisitions in 2008 offset by the weakness in the economy and reduced demand for the Company’s Information Technology services. The Information Technology segment EBITDA was negative $0.8 million as compared to positive $0.5 million for the comparable prior year period. The change in EBITDA was primarily due to weakness in overall demand for Information Technology services and increased unbilled labor costs for consultants.

Engineering

Engineering revenues of $14.9 million in 2009 increased $0.8 million, or 6.0%, as compared to the comparable prior year period. The increase in revenue was primarily attributable to increases in revenues from several major customers as compared to the comparable prior year period. The Engineering segment EBITDA was $0.4 million as compared to $0.6 million for the comparable prior year period. The decrease in EBITDA was primarily due to a higher allocation of corporate selling, general and administrative costs as compared to the comparable prior year period.

Commercial

Commercial revenues of $10.3 million in 2009 decreased $2.4 million, or 18.7%, compared to the comparable prior year period. The decrease in revenues was principally attributable to decreased demand for the Company’s light industrial and clerical staffing services. The Commercial segment EBITDA was $0.3 million as compared to $0.8 million for the comparable prior year period. The decrease in EBITDA was primarily due to the decrease in revenues.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
(In thousands)	March 28, 2009	March 29, 2008
Cash provided by (used for):
Operating Activities	$9,353	($6,459)
Investing Activities	($218)	($5,546)
Financing Activities	($4,900)	$5,000

Operating Activities

Operating activities provided $9.4 million of cash for the thirteen weeks ended March 28, 2009 as compared to $6.5 million used in the comparable prior year period. The change in cash provided by (used in) operating activities in 2009 was primarily attributable to net income of $5.6 million, decreases in accounts receivable, deferred tax assets and prepaid expenses and other current assets, offset by decreases in accounts payable, accrued expenses and accrued compensation.

Investing Activities

Investing activities used $0.2 million for the thirteen weeks ended March 28, 2009 as compared to $5.5 million for the comparable prior year period. The decrease in the use of cash for investing activities for 2009 as compared to the comparable 2008 period was primarily attributable to the fact that no acquisitions were made in 2009 and to decreases in expenditures for property and equipment.

Financing Activities

In 2009, financing activities consisted of reducing debt by $4.9 million. In 2008, financing activities principally consisted of borrowing $5.0 million from the line of credit to finance the acquisition of NuSoft Solutions, Inc. (See footnote 5 to the financial statements).

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, as amended and restated effective February 20, 2009, which now provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

The weighted average interest rates under the Revolving Credit Facility for the thirteen weeks ended March 28, 2009 and March 29, 2008 were 2.2% and 4.6%, respectively. The majority of borrowings in 2008 and 2009 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more. During the thirteen weeks ended March 28, 2009 and March 29, 2008, the Company’s outstanding borrowings ranged from $-0- to $4.9 million and $-0- million to $5.0 million, respectively. At March 28, 2009 and December 27, 2008, there were borrowings of $0 million and $4.9 million outstanding under this facility, respectively. At March 28, 2009 and December 27, 2008, there were letters of credit outstanding for $1.6 million. At March 28, 2009, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

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

At March 28, 2009, the Company had a deferred tax asset totaling $4.3 million, primarily representing the tax effect of temporary differences for GAAP versus tax amortization of acquisitions made in prior periods.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of March 28, 2009 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$12,441	$4,165	$7,434	$842	$ -

The Company also has a Revolving Credit Facility totaling $15.0 million and includes a sub-limit of $5.0 million for letters of credit. As of March 28, 2009, there were no outstanding borrowings. At March 28, 2009, there were outstanding letters of credit for $1.6 million. The agreement expires in August 2011.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations - (Continued)

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 28, 2009, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 1.0% (100 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations. The Company does not expect any material loss with respect to its investment portfolio.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6.     EXHIBITS

10.1

Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 25, 2009, and incorporated herein by reference.)

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

     Date: May 11, 2009                                                  By: /s/ Kevin Miller

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

Date: May 11, 2009                                                   /s/ Leon Kopyt

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

Date: May 11, 2009                                                       /s/ Kevin Miller

Kevin Miller
Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

     (1) The Company’s periodic report on Form 10-Q for the quarter ended March 28, 2009 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Leon Kopyt

Leon Kopyt

President and Chief Executive Officer

Date: May 11, 2009

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

     (1) The Company’s periodic report on Form 10-Q for the quarter ended March 28, 2009 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Kevin Miller

Kevin Miller

Chief Financial Officer

Date: May 11, 2009