Form 10-Q
period 2009-06-27
RCM TECHNOLOGIES INC
filed 2009-08-11
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [ ] NO [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ ] NO [X]

Indicate the number of shares outstanding of the Registrant's class of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 12,860,778 shares outstanding as of August 10, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 27, 2009 (Unaudited) and December 27, 2008	3

	Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Week Periods Ended June 27, 2009 and June 28, 2008	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Twenty-Six Week Period Ended June 27, 2009 and Unaudited Consolidated Statements of Comprehensive Operations for the Twenty-Six Week Periods Ended June 27, 2009 and June 28, 2008	5

	Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended June 27, 2009 and June 28, 2008	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	39

Item 6.	Exhibits	39

Signatures		40

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 27, 2009 and December 27, 2008

(In thousands, except share and per share amounts)

	June 27,	December 27,
	2009	2008
	(Unaudited)
Current assets
Cash and cash equivalents	$9,625	$815
Accounts receivable, net of allowance for doubtful accounts
of $1,232 (June 27, 2009) and $942 (December 27, 2008)	47,827	55,770
Prepaid expenses and other current assets	3,389	3,012
Deferred income tax assets	4,155	6,580

Total current assets	64,996	66,177

Property and equipment, net of accumulated depreciation
and amortization of $5,989 (June 27, 2009) and $5,692 (December 27, 2008)	5,347	5,586

Other assets:
Deposits	224	264
Goodwill	6,538	6,538
Intangible assets, net	243	276

Total other assets	7,005	7,078

Total assets	$77,348	$78,841

Current liabilities
Borrowings under line of credit	$ -	$4,900
Accounts payable and accrued expenses	7,115	8,375
Accrued payroll and related costs	8,644	9,677
Income taxes payable	33	538

Total current liabilities	15,792	23,490

Stockholders' equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
12,813,522 and 12,774,026 shares issued and outstanding at June 27, 2009 and December 27, 2008, respectively	641	639
Additional paid-in capital	106,857	106,788
Accumulated other comprehensive income	1,055	720
Accumulated deficit	(46,997)	(52,796)

Total stockholders' equity	61,556	55,351

Total liabilities and stockholders’ equity	$77,348	$78,841

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Revenues	$47,223	$55,011	$95,272	$104,125
Cost of services	35,645	39,861	72,752	76,677
Gross profit	11,578	15,150	22,520	27,448

Operating costs and expenses
Selling, general and administrative	11,015	12,141	22,022	22,626
Bad debt – note receivable	-	-	-	6,090
Depreciation and amortization	404	560	788	921
	11,419	12,701	22,810	29,637

Operating income (loss)	159	2,449	(290)	(2,189)

Other income (expense)
Interest expense, net	(3)	(67)	(23)	(41)
Gain (loss) on foreign currency transactions	54	(6)	44	(5)
Legal settlement	-	-	9,750	-
	51	(73)	9,771	(46)

Income (loss) before income taxes	210	2,376	9,481	(2,235)

Income tax (benefit) expense	(36)	936	3,682	(1,005)

Net income (loss)	$246	$1,440	$5,799	($1,230)

Basic earnings (loss) per common share	$0.02	$0.11	$0.45	($0.10)
Diluted earnings (loss) per common share	$0.02	$0.11	$0.45	($0.10)

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Twenty-Six Week Period Ended June 27, 2009

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 27, 2008	12,774,026	$639	$106,788	$720	($52,796)	$55,351

Issuance of stock under employee stock purchase plan	39,496	2	35	-	-	37
Translation adjustment	-	-	-	335	-	335
Stock based compensation expense	-	-	34	-	-	34
Net income	-	-	-	-	5,799	5,799

Balance, June 27, 2009	12,813,522	$641	$106,857	$1,055	($46,997)	$61,556

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
Twenty-Six Week Periods Ended June 27, 2009 and June 28, 2008

(Unaudited)

(In thousands)

	June 27,	June 28,
Twenty-Six Week Period Ended	2009	2008

Net income (loss)	$5,799	($1,230)
Foreign currency translation adjustment	335	(67)
Comprehensive income (loss)	$6,134	($1,297)

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-Six Week Periods Ended June 27, 2009 and June 28, 2008
(Unaudited)

(In thousands)

	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net income (loss)	$5,799	($1,230)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	785	921
Stock-based compensation expense	34	197
Provision for losses on (recovery from) accounts receivable	304	(133)
Provision for losses on note receivable	-	6,090
Deferred income tax expense (benefit)	2,426	(1,660)
Changes in assets and liabilities:
Accounts receivable	7,663	(10,879)
Prepaid expenses and other current assets	(328)	(519)
Accounts payable and accrued expenses	(1,439)	(577)
Accrued payroll and related costs	(1,153)	446
Income taxes payable	(544)	(1,376)
Total adjustments	7,748	(7,490)
Net cash provided by (used in) operating activities	13,547	(8,720)

Cash flows from investing activities:
Property and equipment acquired	(522)	(1,701)
Decrease (increase) in deposits	40	(34)
Cash paid for acquisition, net of working capital	-	(6,950)
Net cash used in investing activities	(482)	(8,685)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	37	56
Net (repayments) borrowings on line of credit	(4,900)	10,000
Net cash (used in) provided by financing activities	(4,863)	10,056
Effect of exchange rate changes on cash and cash equivalents	608	(53)
Increase (decrease) in cash and cash equivalents	8,810	(7,402)
Cash and cash equivalents at beginning of period	815	11,642

Cash and cash equivalents at end of period	$9,625	$4,240

Supplemental cash flow information:
Cash paid for:
Interest	$59	$82
Income taxes	$1,767	$2,107

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the twenty-six week period ended June 27, 2009 are not necessarily indicative of results that may be expected for the full year.

2.     Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The fiscal year ended December 27, 2008 was a 52-week reporting year. The second fiscal quarter of 2008, the 2008 fiscal year and the second fiscal quarter of 2009 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date

June 28, 2008	Thirteen	Twenty-Six
December 27, 2008	Thirteen	Fifty-Two
June 27, 2009	Thirteen	Twenty-Six

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

(In thousands, except share and per share amounts, unless otherwise indicated)

3.     Use of Estimates and Uncertainties (Continued)

The Company can be affected by a variety of factors including uncertainty relating to the performance of the general economy, competition, demand for the Company’s services, adverse litigation and claims and the hiring, training and retention of key employees.

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, approximates fair value. The Company does not have any off-balance sheet financial instruments. The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

4.     Note Receivable

On February 26, 2008, the Company accepted a promissory note from a customer for $7.4 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.3 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. During the thirteen week period ended March 29, 2008, the Company determined that the note receivable was not collectible and reserved for the note. During the thirteen week period ended September 27, 2008, the Company wrote off the note receivable.

5.     Acquisitions

General

In connection with certain acquisitions, the Company is obligated to pay contingent consideration to the sellers upon the acquired business achieving certain earnings targets over periods ranging from two to four years following the acquisition. In general, the contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings. The Company’s outstanding Deferred Consideration obligations, which relate to various acquisitions, could result in the following maximum payments:

Year Ending	Amount
January 2, 2010	$100
January 1, 2011	2,300
December 31, 2011	1,300
$3,700

The Company cannot estimate the Deferred Consideration payments for the years ended January 1, 2011 and December 31, 2011 with any certainty. Earnouts, if any, cannot be estimated with any certainty. The Deferred Consideration and Earnouts, when paid, will be recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet.

NuSoft Solutions, Inc.

On March 19, 2008 the Company purchased the operating assets of NuSoft Solutions, Inc. (“NuSoft”). NuSoft is a specialty provider of information technology services. The acquisition was effective as of March 1, 2008. The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the Information Technology segment.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

5.      Acquisitions (Continued)

NuSoft Solutions, Inc. (Continued)

The purchase consideration at closing consisted of $4.5 million in cash and 700,000 shares of RCM’s common stock, par value $0.05 (the “Common Stock”), valued at $3.7 million and potential Deferred Consideration payments up to $4.4 million contingent upon NuSoft achieving certain base levels of operating income for each of the three 12-month periods following the purchase. Additional earn-out payments may be made at the end of each of the three 12-month periods following the purchase, to the extent that operating income exceeds these base levels. The acquisition has been accounted for under the purchase method of accounting. The source of cash utilized in the NuSoft acquisition was from the Company's revolving credit facility. The purchase price paid at closing of $8.2 million has been allocated as follows:

Customer relationships	$2,260
Covenants-not-to-compete	424
Goodwill	5,125
Equipment	446
$8,255

The deferred consideration and earnouts, if paid, will be recorded as additional purchase consideration. Earnouts cannot be estimated with any certainty.

MBH Solutions, Inc.

On April 28, 2008 the Company purchased the operating assets of MBH Solutions, Inc. (“MBH”). MBH is a specialty provider of information technology services. The acquisition was effective as of April 1, 2008 and has been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the Information Technology segment.

The MBH purchase consideration at closing consisted of $1.8 million in cash and assumption of $1.3 million in certain liabilities and potential Deferred Consideration payments up to $1.5 million contingent upon MBH achieving certain base levels of operating income for each of the three 12-month periods following the purchase. Additional earn-out payments may be made at the end of each of the three 12-month periods following the purchase, to the extent that operating income exceeds these base levels.

The acquisition has been accounted for under the purchase method of accounting. The source of cash utilized in the MBH acquisition was from the Company’s revolving credit facility. The purchase price paid at closing of $3.1 million has been allocated as follows:

Customer relationships	$835
Covenants-not-to-compete	41
Goodwill	2,174
Equipment	36
$3,086

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

5.      Acquisitions (Continued)

Proforma Results of Operations

The following (unaudited) results of operations have been prepared assuming the two previously described acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisitions occurred as of the beginning of the periods presented.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenues	$47,223	$55,011	$95,272	$110,157
Operating (loss) income	159	2,449	(290)	(1,952)
Net income (loss)	$246	$1,440	$5,799	($1,118)
Earnings (loss) per share	$0.02	$0.11	$0.45	($0.08)

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

7.      New Accounting Standards (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP became effective for the interim period ending July 27, 2009 and did not have a material impact on the Company's consolidated financial statements.

On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. Statement 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about the events or transactions that occurred after the balance sheet date. We adopted SFAS No. 165 effective June 27, 2009, which was the required effective date. We evaluated our June 27, 2009 financial statements for subsequent events through August 11, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements, except for the disclosure of the acquisition of PSG as described in footnote 16.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 clarifies the application of SFAS 157 in a market when an asset or liability is not being actively traded or the transaction is not orderly. We adopted FSP 157-4 effective April 1, 2009 and the adoption did not have a significant effect on our financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

8.      Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends. The Revolving Credit Facility expires in August 2011.

The weighted average interest rates under the Revolving Credit Facility for the twenty-six week periods ended June 27, 2009 and June 28, 2008 were 2.2% and 4.1%, respectively. The majority of borrowings in 2008 and 2009 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more. During the twenty-six week periods ended June 27, 2009 and June 28, 2008, the Company’s outstanding borrowings ranged from $-0- to $4.9 million and $-0- to $10.0 million, respectively. At June 27, 2009 and December 27, 2008, there were borrowings of $0 and $4.9 million outstanding under this facility, respectively. At June 27, 2009 and December 27, 2008, there were letters of credit outstanding for $1.6 million. At June 27, 2009, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

9.     Goodwill and Intangibles

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of November 30. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. There were no triggering events during the twenty-six week period ended June 27, 2009 that have indicated a need to perform the impairment test prior to the Company's annual test date.

There were no changes in the carrying amount of goodwill for the twenty-six week period ended June 27, 2009 which is summarized as follows:

	Information Technology	Engineering	Commercial	Total
Balance as of June 27, 2009 and December 27, 2008	$4,734	$ -	$1,804	$6,538

The following table reflects the components of intangible assets, excluding goodwill:

	June 27, 2009		December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Non-compete agreements	$31	$20	$31	$17
Customer relationships	364	132	364	102

Total	$395	$152	$395	$119

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

10.     Stockholders' Equity

Common Stock Reserved

Unissued shares of common stock were reserved for the following purposes:

	June 27, 2009	December 27, 2008

Exercise of options outstanding	1,306,900	1,293,900
Future grants of options	686,294	699,294

Total	1,993,194	1,993,194

11.    Earnings Per Share

Both basic and diluted earnings (loss) per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of operations.

The number of common shares used to calculate basic and diluted (loss) earnings per share for the twenty-six week periods ended June 27, 2009 and June 28, 2008 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Basic
Weighted average shares outstanding	12,813,522	12,758,689	12,813,522	12,520,227

Diluted
Shares used for basic calculation	12,813,522	12,758,689	12,813,522	12,520,227
Dilutive effect of options granted under the Company’s stock option plans	1,307	71,682	-	-
	12,814,829	12,830,371	12,813,522	12,520,227

Antidilutive options outstanding but not included in share calculations	1,286,900	984,600	1,306,900	1,391,600

In the reporting periods where there is net loss, the basic weighted average shares are used to determine loss per share because impact of stock options would be antidilutive.

12.     Share - Based Compensation

At June 27, 2009, the Company had five share-based employee compensation plans. The Company measures the fair value of stock options, if and when granted, based upon the closing market price of the Company’s common stock on the date of grant. Grants vest over periods ranging from one to three years and expire within 10 years of issuance. Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

12.     Share - Based Compensation (Continued)

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

Share-based compensation expense of $34, or $0.00 per diluted share, and $197, or $0.02 per diluted share, was recognized for the twenty-six week periods ended June 27, 2009 and June 28, 2008, respectively.

The Company anticipates that share-based compensation will not exceed $99 for the year ending December 26, 2009 based on existing options as of June 27, 2009.

The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during the twenty-six week periods ended June 27, 2009 and June 28, 2008 has been estimated using the following assumptions:

	Twenty-Six Week Periods Ended
	June 27, 2009	June 28, 2008
Weighted average risk-free interest rate	1.82%	3.04%
Expected term of option	5 years	5 years
Expected stock price volatility	66.6%	56.5%
Expected dividend yield	-	-
Annual forfeiture rate	16.7%	10.1%
Weighted-average per share value granted	$0.56	$4.93

Activity regarding outstanding options for the twenty six week period ended June 27, 2009 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2008	1,293,900	$4.48
Options granted	30,000	$0.98
Options exercised	-	-
Options forfeited/cancelled	(17,000)	$3.05

Options outstanding as of June 27, 2009	1,306,900	$4.42

Option price range at June 27, 2009	$0.95 - $9.81

Options exercisable as of June 27, 2009	1,234,900	$4.32

Intrinsic value of stock options as of June 27, 2009	$24,800

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

12.    Share - Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of June 27, 2009, options to purchase 60,455 shares of common stock granted under the 1992 Plan were outstanding.

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company. As of June 27, 2009, options to purchase 50,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provides for issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of June 27, 2009, options to purchase 679,545 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of June 27, 2009, 13,694 shares of common stock were available for future grants under the 2000 Plan, and options to purchase 489,500 shares of common stock granted under the 2000 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

12.    Share - Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards. No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of June 27, 2009, 672,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 27,400 shares of common stock granted under the 2007 Plan were outstanding.

As of June 27, 2009, the Company had approximately $73.1 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period. These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation. During the twenty-six week period ended June 27, 2009, there were 39,496 shares issued under the Purchase Plan for net proceeds of $37. On June 30, 2009, the Company issued 47,256 shares under the Purchase Plan for net proceeds of $46. On June 18, 2009, our stockholders approved amendments to the Purchase Plan to (i) increase by 300,000 (from 500,000 shares to 800,000 shares) the total number of shares of common stock authorized for purchase under the Purchase Plan; (ii) extend the term of the Purchase Plan by an additional ten years from January 1, 2009, so that the Purchase Plan will terminate on December 31, 2018; and (iii) provide for the automatic adjustment in the shares authorized for issuance under the Purchase Plan if there are certain changes in our capitalization that affect the shares of common stock. As of July 1, 2009, there were 394,536 shares available for issuance under the Purchase Plan. Compensation expense for the Purchase Plan for the periods ended June 27, 2009 and June 28, 2008 was $18 and $20, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended June 27, 2009	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$21,816	$15,329	$10,078	$ -	$47,223

Cost of services	16,522	11,902	7,221	-	35,645

Selling, general and administrative	6,113	2,563	2,339	-	11,015

Depreciation and amortization	183	171	50	-	404

Operating (loss) income	($1,002)	$693	$468	$ -	$159

Total assets	$22,660	$24,257	$9,412	$21,019	$77,348
Capital expenditures	$7	$165	$ -	$95	$267

Thirteen Week Period Ended June 28, 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$28,004	$14,084	$12,923	$ -	$55,011

Cost of services	19,753	10,751	9,357	-	39,861

Selling, general and administrative	7,237	2,423	2,481	-	12,141

Depreciation and amortization	405	114	41	-	560

Operating income	$609	$796	$1,044	$ -	$2,449

Total assets	$68,322	$21,556	$18,056	$12,793	$120,727
Capital expenditures	$63	$23	$2	$529	$617

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

13.     Segment Information (Continued)

Twenty-Six Week Period Ended June 27, 2009	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$44,718	$30,202	$20,352	$ -	$95,272

Cost of services	34,402	23,688	14,662	-	72,752

Selling, general and administrative	11,922	5,242	4,858	-	22,022

Depreciation and amortization	354	333	101	-	788

Operating (loss) income	($1,960)	$939	$731	$ -	($290)

Total assets	$22,660	$24,257	$9,412	$21,019	$77,348
Capital expenditures	$13	$218	$2	$289	$522

Twenty-Six Week Period Ended June 28, 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$50,443	$28,129	$25,553	$ -	$104,125

Cost of services	36,438	21,734	18,505	-	76,677

Selling, general and administrative	12,524	4,920	5,182	-	22,626

Bad debt - note receivable	-	6,090	-	-	6,090

Depreciation and amortization	605	228	88	-	921

Operating income (loss)	$876	($4,843)	$1,778	$ -	($2,189)

Total assets	$68,322	$21,556	$18,056	$12,793	$120,727
Capital expenditures	$526	$246	$3	$926	$1,701

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

13.     Segment Information (Continued)

Revenues reported for each operating segment are from external customers.

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and total assets by geographic area as of and for the twenty-six week periods ended June 27, 2009 and June 28, 2008 are as follows:

	Twenty-Six Week Periods Ended
	June 27, 2009	June 28, 2008
Revenues
U. S.	$85,439	$94,510
Canada	9,833	9,615
	$95,272	$104,125

Total assets
U. S.	$69,022	$108,241
Canada	8,326	12,252
	$77,348	$120,493

Revenues by geographic area for the thirteen week periods ended June 27, 2009 and June 28, 2008 are as follows:

	Thirteen Week Periods Ended
	June 27, 2009	June 28, 2008
Revenues
U. S.	$42,037	$50,353
Canada	5,186	4,658
	$47,223	$55,011

14.    Legal Settlement

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

14.    Legal Settlement (Continued)

In November 2002, the Company filed suit on professional liability claims against the attorneys and law firms who had served as its counsel in the acquisition transaction and in connection with its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction. In its lawsuit against its former counsel, the Company was seeking complete indemnification with respect to (1) its costs and counsel fees incurred in the defense against the claims of the plaintiffs; (2) the amount it paid to satisfy the judgment; and (3) its costs and counsel fees incurred in the prosecution of the legal malpractice action itself. In February 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $0.8 million. On March 16, 2009 the Company entered into a settlement agreement with the remaining defendants in this lawsuit. The Company received $9.8 million on March 27, 2009.

15.    Contingencies

The Company is party to two agreements of indemnity related to the performance of two construction projects. One of these construction projects is managed by a former customer of the Company and management of the Company believes this project will be completed by the end of the third quarter of 2009.  The second of these construction projects was managed by the same customer prior to November 2008 when the initial contract was transferred to the Company.  The Company now acts as the general contractor on this construction project.  The contract price is approximately $6.2 million and management of the Company estimates it was approximately 88% complete as of June 27, 2009.  The Company believes this project will be finished by the fourth quarter of 2009.  In the event of non-performance on either construction project, the Company may be obligated to indemnify the project owners for certain cost overruns on such projects.  Management believes that any such cost overruns would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  The Company has accrued a provision for losses aggregating approximately $0.4 million as of June 27, 2009 and December 27, 2008, respectively.  Asserted claims in these matters approximate $5.4 million at June 27, 2009.  The Company may or may not be covered by insurance as it pertains to some or all of these matters.

16.    Subsequent Events

On July 7, 2009, the Company acquired the operating assets of Project Solutions Group, Inc. ("PSG"), a Delaware corporation. PSG is a specialty provider of information technology services. The acquisition of PSG was completed in order to expand the Company’s solutions services within the Information Technology business segment. The PSG purchase consideration at closing consisted of $0.8 million in cash and 100,000 shares of the Company's common stock. Additional contingent payments may be made at the end of each of the first four twelve-month periods following the purchase, to the extent earned.

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

After normalizing for 2008 acquisitions, the Company experienced a significant decline in revenues during the twenty-six week period ended June 27, 2009 as compared to the comparable prior year period. The Company attributes this decline to overall economic conditions in its geographic markets and industry verticals, particularly in its Information Technology and Commercial Services segments.

The Company believes it has developed and assembled an attractive portfolio of capabilities, established a proven record of performance and credibility and built an efficient pricing structure. The Company is committed to optimizing its business model as a single-source premier provider of business and technology solutions with a strong vertical focus offering an integrated suite of services through a global delivery platform.

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

The Company provides project management and consulting services, which are billed based on either agreed-upon fixed fees or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are generally higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solutions and project management services. The Company also realizes revenues from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's consultants based upon their skill level, experience and the type of work performed.

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

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits and insurance. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and financial reporting responsibilities and acquisition program. The Company records these expenses when incurred.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Revenue Recognition (Continued)

Consulting and Staffing Services - Revenues derived from consulting and staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases, the Company receives an administrative fee for arranging for, billing for, and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer. Under these circumstances, the Company’s reported revenues are net of associated costs (effectively recognizing the net administrative fee only).

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

Accounts Receivable

The Company’s accounts receivable are primarily due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the Company to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit. The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill and intangible assets. There were no triggering events during the twenty-six week period ended June 27, 2009 that have indicated a need to perform the impairment test prior to the Company's annual test date. Goodwill was $6.5 million at June 27, 2009 and December 27, 2008.

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

The Company follows SFAS No. 123R “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements. This compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings. As of June 27, 2009, the Company had total net deferred income tax assets of $4.2 million, primarily representing the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in prior periods. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The Company recognized no material adjustments in the liability for unrecognized income tax benefits due to the adoption of FIN 48. The Company conducts its operations in multiple tax jurisdictions in the United States and Canada. With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2004. The Company’s federal income tax returns have been examined through 2007. As of June 27, 2009, the Company did not have any material uncertain tax positions.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Thirteen Week Period Ended June 27, 2009 Compared to Thirteen Week Period Ended June 28, 2008

A summary of operating results for the fiscal periods ended June 27, 2009 and June 28, 2008 is as follows (in thousands):

	June 27, 2009		June 28, 2008
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$47,223	100.0	$55,011	100.0
Cost of services	35,645	75.5	39,861	72.5
Gross profit	11,578	24.5	15,150	27.5

Selling, general and administrative	11,015	23.3	12,141	22.1
Depreciation and amortization	404	0.9	560	1.0
	11,419	24.2	12,701	23.1

Operating income	159	0.3	2,449	4.5
Other income (expense), net	51	0.1	(73)	(0.2)

Income before income tax expense (benefit)	210	0.4	2,376	4.3
Income tax (benefit) expense	(36)	(0.1)	936	1.7

Net income	$246	0.5	$1,440	2.6

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended June 27, 2009 and June 28, 2008 consisted of thirteen weeks each.

Revenues. Revenues decreased 14.2%, or $7.8 million, for the thirteen week period ended June 27, 2009 as compared to the same period in the prior year (the “comparable prior year period”). Revenues decreased $6.2 million in the Information Technology segment, increased $1.2 million in the Engineering segment, and decreased $2.8 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy. The Company completed two acquisitions in its Information Technology segment in 2008 prior to the start of the thirteen week period ended June 28, 2008. Management expects revenues for the remainder of fiscal 2009 to remain generally consistent with the revenues for the thirteen week period ended June 27, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Thirteen Week Period Ended June 27, 2009 Compared to Thirteen Week Period Ended June 28, 2008 - (Continued)

Cost of Services. Cost of services decreased 10.6%, or $4.2 million, for the thirteen week period ended June 27, 2009 as compared to the comparable prior year period. The decrease in cost of services was primarily due to the overall decrease in revenues. Cost of services as a percentage of revenues increased to 75.5% for the thirteen week period ended June 27, 2009 from 72.5% for the comparable prior year period. This increase was primarily due to increased unbilled labor costs for consultants and softness in pricing in our Information Technology segment. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2009 to remain comparable to that in the thirteen week period ended June 27, 2009.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses decreased 9.3%, or $1.1 million, for the thirteen week period ended June 27, 2009 as compared to the comparable prior year period.  The decrease in SGA expenses is primarily due to a reduction in selling costs (primarily commissions and salaries paid to salespersons) associated with an overall decrease in revenues.  As a percentage of revenues, SGA expenses were 23.3% for the thirteen week period ended June 27, 2009 as compared to 22.1% for the comparable prior year period.  The increase in SGA expenses as a percentage of revenues was primarily attributable to decreased revenues overall.  Management expects SGA expenses for the remainder of fiscal 2009 to remain generally consistent with the SGA expenses for the thirteen week period ended June 27, 2009.

Bad Debt - Note Receivable. On February 26, 2008, the Company accepted a promissory note from a customer for $7.4 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.3 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. During the thirteen week period ended March 29, 2008, the Company determined that the note receivable was not collectible and reserved for the note. During the thirteen week period ended September 27, 2008, the Company wrote-off the note receivable.

Depreciation and Amortization. Depreciation and amortization was $0.4 million for the thirteen week period ended June 27, 2009 as compared to $0.6 million for the comparable prior year period.

Other Income (Expense). Other income (expense) consists of interest expense, net of interest income and gains and losses on foreign currency transactions. For the thirteen week period ended June 27, 2009, other income (expense) was positive $0.1 million as compared to negative $0.1 million in the comparable prior year period. This change was primarily due to more favorable foreign currency changes.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Thirteen Week Period Ended June 27, 2009 Compared to Thirteen Week Period Ended June 28, 2008 - (Continued)

Income Tax. Income tax benefit was $0.0 million for the thirteen week period ended June 27, 2009 as compared to an income tax expense of $0.9 million in the comparable prior year period. The change was principally attributable to a decrease in income before taxes. The effective tax rate was a benefit of 17.1% for the thirteen week period ended June 27, 2009 as compared to an expense of 39.4% in the comparable prior year period. The effective income tax benefit for the thirteen week period ended June 27, 2009 was primarily due to an adjustment for an overaccrual in a prior period.

Segment Discussion (See Footnote 13)

Information Technology

Information Technology revenues of $21.8 million in 2009 decreased $6.2 million, or 22.1%, as compared to the comparable prior year period. The decrease in revenue was primarily attributable to a weakening of the general economy and reduced demand for the Company's Information Technology services. The Information Technology segment operating loss was $1.0 million as compared to operating income of $0.6 million for the comparable prior year period. The decrease in operating income was primarily due to weakness in overall demand for information technology services and increased unbilled labor costs for consultants.

Engineering

Engineering revenues of $15.3 million in 2009 increased $1.2 million, or 8.8%, as compared to the comparable prior year period. The increase in revenue was primarily attributable to increases in revenues from several major customers as compared to the comparable prior year period. The Engineering segment operating income was $0.7 million as compared to $0.8 million for the comparable prior year period. The decrease in operating income was primarily due to a higher allocation of corporate selling, general and administrative costs as compared to the comparable prior year period.

Commercial

Commercial revenues of $10.1 million in 2009 decreased $2.8 million, or 22.0%, as compared to the comparable prior year period. The decrease in revenues was principally attributable to decreased demand for the Company’s light industrial and clerical staffing services. The Commercial segment operating income was $0.5 million as compared to $1.0 million for the comparable prior year period. The decrease in operating income was primarily due to the decrease in revenues.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Twenty-Six Week Period Ended June 27, 2009 Compared to Twenty-Six Week Period Ended June 28, 2008

A summary of operating results for the fiscal periods ended June 27, 2009 and June 28, 2008 is as follows (in thousands):

	June 27, 2009		June 28, 2008
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$95,272	100.0	$104,125	100.0
Cost of services	72,752	76.4	76,677	73.6
Gross profit	22,520	23.6	27,448	26.4

Selling, general and administrative	22,022	23.1	22,626	21.7
Bad debt - note receivable	-	-	6,090	5.9
Depreciation and amortization	788	0.8	921	1.0
	22,810	23.9	29,637	28.6

Operating loss	(290)	(0.3)	(2,189)	(2.2)
Other income (expense), net	9,771	10.3	(46)	(0.0)

Income (loss) before income tax expense (benefit)	9,481	10.0	(2,235)	(2.2)
Income tax expense (benefit)	3,682	3.9	(1,005)	(1.0)

Net income (loss)	$5,799	6.1	($1,230)	(1.2)

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. A 53-week year occurs periodically. The year to date reporting periods ended June 27, 2009 and June 28, 2008 consisted of twenty-six weeks each.

Revenues. Revenues decreased 8.5%, or $8.9 million, for the twenty-six week period ended June 27, 2009 as compared to the same period in the prior year (the “comparable prior year period”). Revenues decreased $5.7 million in the Information Technology segment, increased $2.1 million in the Engineering segment, and decreased $5.2 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy offset by revenues from acquisitions made in 2008 (see Segment Discussion for further detail). Revenues that were attributable to acquisitions which occurred in the Information Technology segment in 2008 contributed $11.1 million in the twenty-six week period ended June 27, 2009 as compared to $8.6 million in the comparable prior year period. Management expects revenues for the remainder of fiscal 2009 to remain generally consistent with the revenues for the twenty-six week period ended June 27, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Twenty-Six Week Period Ended June 27, 2009 Compared to Twenty-Six Week Period Ended June 28, 2008 - (Continued)

Cost of Services. Cost of services decreased 5.1%, or $3.9 million, for the twenty-six week period ended June 27, 2009 as compared to the comparable prior year period. The decrease in cost of services was primarily due to the overall decrease in revenues. Cost of services as a percentage of revenues increased to 76.4% for the twenty-six week period ended June 27, 2009 from 73.6% for the comparable prior year period. This increase was primarily due to increased unbilled labor costs for consultants (i.e., a decrease in utilization of billable resources) and softness in pricing in our Information Technology segment. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2009 to remain comparable to that in the twenty-six week period ended June 27, 2009.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses decreased 2.7%, or $0.6 million, for the twenty-six week period ended June 27, 2009 as compared to the comparable prior year period.  The decrease in SGA expenses was primarily due to a reduction in selling costs (primarily commissions and salaries paid to salespersons) associated with an overall decrease in revenues offset by additional SGA expenses incurred in connection with two acquisitions subsequent to February 28, 2008.  SGA expenses that were attributable to acquisitions which occurred in the Information Technology segment in 2008 contributed $2.9 million in the twenty-six week period ended June 27, 2009 as compared to $1.8 million in the comparable prior year period.  As a percentage of revenues, SGA expenses were 23.1% for the twenty-six week period ended June 27, 2009 as compared to 21.7% for the comparable prior year period.  The increase as a percentage of revenues is primarily due to the overall decrease in revenues.

Bad Debt - Note Receivable. On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.2 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. During the thirteen week period ended March 29, 2008, the Company determined that the note receivable was not collectible and reserved for the note. During the twenty-six week period ended September 27, 2008, the Company wrote-off the note receivable.

Depreciation and Amortization. Depreciation and amortization decreased 13.6%, or $0.1 million, for the twenty-six week period ended June 27, 2009 as compared to the comparable prior year period.

Other Income (Expense). Other income (expense) consists of interest expense, net of interest income and gains and losses on foreign currency transactions and, in 2009, the proceeds from a legal settlement. Other income (expense) increased by $9.8 million due primarily to proceeds from a legal settlement in 2009 (see footnote 14 to the consolidated financial statements).

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Twenty-Six Week Period Ended June 27, 2009 Compared to Twenty-Six Week Period Ended June 28, 2008 - (Continued)

Income Tax. Income tax expense was $3.7 million for the twenty-six week period ended June 27, 2009 as compared to an income tax benefit of $1.0 million in the comparable prior year period. The change was principally attributable to an increase in income before taxes, which included a $9.8 million legal settlement in the twenty-six week period ended June 27, 2009 and a $6.1 million bad debt expense on a note receivable for the comparable prior year period. The effective tax rate was 38.9% for the twenty-six week period ended June 27, 2009 as compared to a credit of 45.0% in the comparable prior year period. The comparable prior year period effective tax rate was higher due to permanent GAAP to tax differences existing in the comparable prior year period.

Segment Discussion (See Footnote 13)

Information Technology

Information Technology revenues of $44.7 million in 2009 decreased $5.7 million, or 11.3%, as compared to the comparable prior year period. The decrease in revenue was primarily attributable to a weakening of the general economy and reduced demand for the Company's Information Technology services offset by acquisitions in 2008. The Information Technology segment operating loss was $2.0 million as compared to operating income of $0.9 million for the comparable prior year period. The decrease in operating income was primarily due to weakness in overall demand for information technology services and increased unbilled labor costs for consultants.

Engineering

Engineering revenues of $30.2 million in 2009 increased $2.1 million, or 7.4%, as compared to the comparable prior year period. The increase in revenue was primarily attributable to increases in revenues from several major customers as compared to the comparable prior year period. The Engineering segment operating income was $0.9 million as compared to an operating loss of $4.8 million for the comparable prior year period. The comparable prior year period operating income was $1.2 million before bad debt-note receivable. The decrease in operating income before bad debt-note receivable was primarily due to a higher allocation of corporate selling, general and administrative costs as compared to the comparable prior year period.

Commercial

Commercial revenues of $20.4 million in 2009 decreased $5.2 million, or 20.4%, as compared to the comparable prior year period. The decrease in revenues was principally attributable to decreased demand for the Company’s light industrial and clerical staffing services. The Commercial segment operating income was $0.7 million as compared to $1.8 million for the comparable prior year period. The decrease in operating income was primarily due to the decrease in revenues.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	June 27, 2009	June 28, 2008
Cash provided by (used for):
Operating Activities	$13,547	($8,720)
Investing Activities	($482)	($8,685)
Financing Activities	($4,863)	$10,056

Operating Activities

Operating activities provided $13.6 million of cash for the twenty-six week period ended June 27, 2009 as compared to using $8.7 million in the comparable prior year period. The change in cash provided by (used in) operating activities in 2009 was primarily attributable to net income of $5.8 million, decreases in accounts receivable and deferred income tax assets, offset by decreases in accounts payable and accrued expenses and accrued payroll and related costs.

Investing Activities

Investing activities used $0.5 million for the twenty-six week period ended June 27, 2009 as compared to $8.7 million for the comparable prior year period. The decrease in the use of cash for investing activities for 2009 as compared to the comparable 2008 period was primarily attributable to the fact that no acquisitions were made in 2009 and to decreases in expenditures for property and equipment.

Financing Activities

In 2009, financing activities consisted of reducing debt by $4.9 million. In 2008, financing activities principally consisted of borrowing $6.3 million from the line of credit to finance acquisitions (See footnote 5 to the financial statements) and the balance was used to fund working capital requirements.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

The weighted average interest rates under the Revolving Credit Facility for the twenty-six week periods ended June 27, 2009 and June 28, 2008 were 2.2% and 4.1%, respectively. The majority of borrowings in 2009 and 2008 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more. During the twenty-six week periods ended June 27, 2009 and June 28, 2008, the Company’s outstanding borrowings ranged from $-0- to $4.9 million and $-0- million to $10.0 million, respectively. At June 27, 2009 and December 27, 2008, there were borrowings of $0 million and $4.9 outstanding under this facility, respectively. At June 27, 2009 and December 27, 2008, there were letters of credit outstanding for $1.6 million. At June 27, 2009, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

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

At June 27, 2009, the Company had a deferred tax asset totaling $4.2 million, primarily representing the tax effect of temporary differences for GAAP versus tax amortization of acquisitions made in prior periods.

On July 7, 2009, the Company acquired the operating assets of Project Solutions Group, Inc. ("PSG"), a Delaware corporation. The PSG purchase consideration at closing consisted of $0.8 million in cash and 100,000 shares of the Company's common stock. Additional contingent payments may be made at the end of each of the first four twelve-month periods following the purchase, to the extent earned. The Company financed the cash portion of the purchase price at closing using cash on hand.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of June 27, 2009 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$10,831	$3,746	$6,441	$644	$ -

The Company also has a Revolving Credit Facility totaling $15.0 million and includes a sub-limit of $5.0 million for letters of credit. As of June 27, 2009, there were no outstanding borrowings. At June 27, 2009, there were outstanding letters of credit for $1.6 million. The agreement expires in August 2011.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 27, 2009, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 1.0% (100 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations. The Company does not expect any material loss with respect to its investment portfolio.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 18, 2009.

The following actions were taken:

1)

The following director was elected to serve as Class A director on the Board of Directors and shall serve a term expiring at the Company’s Annual Meeting in 2012 and until his respective successor shall be elected and qualified. Tabulated voting results were as follows:

                                           Norman Berson     (Class A)     (For 10,761,670;     Withheld 1,720,788)

     The Class B directors of the Company, Robert B. Kerr and Lawrence Needleman, will continue to serve on the Board of Directors for a term expiring at the Company’s Annual Meeting in 2010 and until their successors have been elected and qualified.

     The Class C director of the Company, Leon Kopyt, will continue to serve on the Board of Directors for a term expiring at the Company’s Annual Meeting in 2011 and until his successor has been elected and qualified.

     2)   Approval of Amendments to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan.

     Votes For – 8,216,658      Votes Against – 671,942     Abstentions – 38,359

     3)   Approval of Grant Thornton LLP as the independent auditing firm for the Company for the fiscal year ending December 26, 2009.*

     Votes For – 12,360,535      Votes Against – 41,781     Abstentions – 80,141

On June 18, 2009, our stockholders approved amendments to our 2001 Employee Stock Purchase Plan (the “Purchase Plan”) to (i) increase by 300,000 (from 500,000 shares to 800,000 shares) the total number of shares of common stock authorized for purchase under the Purchase Plan; (ii) extend the term of the Purchase Plan by an additional ten years from January 1, 2009, so that the Purchase Plan will terminate on December 31, 2018; and (iii) provide for the automatic adjustment in the shares authorized for issuance under the Purchase Plan if there are certain changes in our capitalization that affect the shares of common stock.

____________________

* As reported on a Form 8-K that we filed on July 13, 2009, subsequent to the annual meeting, we dismissed Grant Thornton LLP as our independent registered public accounting firm. On July 13, 2009, we engaged Amper, Politziner and Mattia, LLP as our new independent registered public accounting firm to provide audit services for the Company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION (CONTINUED)

ITEM 5.   OTHER INFORMATION

On June 18, 2009, our stockholders approved amendments to our 2001 Employee Stock Purchase Plan (the “Purchase Plan”) to (i) increase by 300,000 (from 500,000 shares to 800,000 shares) the total number of shares of common stock authorized for purchase under the Purchase Plan; (ii) extend the term of the Purchase Plan by an additional ten years from January 1, 2009, so that the Purchase Plan will terminate on December 31, 2018; and (iii) provide for the automatic adjustment in the shares authorized for issuance under the Purchase Plan if there are certain changes in our capitalization that affect the shares of common stock.

ITEM 6.   EXHIBITS

10.1

Amendment 2009-1 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan. (Attached as Exhibit A to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 18, 2009, filed with the Securities and Exchange Commission on April 24, 2009, and incorporated herein by reference.)

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

RCM Technologies, Inc.
Date: August 10, 2009	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 10, 2009	By: /s/ Kevin Miller
Kevin Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

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

Date: August 10, 2009	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: August 10, 2009	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

     (1) The Company’s periodic report on Form 10-Q for the quarter ended June 27, 2009 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Leon Kopyt

Leon Kopyt
President and Chief Executive Officer

Date: August 10, 2009

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

     (1) The Company’s periodic report on Form 10-Q for the quarter ended June 27, 2009 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Kevin Miller

Kevin Miller

Chief Financial Officer

Date: August 10, 2009

(This Page Intentionally Left Blank)