Form 10-Q
period 2009-09-26
RCM TECHNOLOGIES INC
filed 2009-11-09
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

Common Stock, $0.05 par value, 12,960,778 shares outstanding as of November 9, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 26, 2009 (Unaudited) and December 27, 2008	3

	Unaudited Consolidated Statements of Income for the Thirteen and Thirty-Nine Week Periods Ended September 26, 2009 and September 27, 2008	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Thirty-Nine Week Period Ended September 26, 2009 and Unaudited Consolidated Statements of Comprehensive Income for the Thirty-Nine Week Periods Ended September 26, 2009 and September 27, 2008	5

	Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended September 26, 2009 and September 27, 2008	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signatures		40

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 26, 2009 and December 27, 2008

(In thousands, except share and per share amounts)

	September 26,	December 27,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$11,967	$815
Accounts receivable, net of allowance for doubtful accounts
of $1,486 (September 26, 2009) and $942 (December 27, 2008)	44,535	55,770
Prepaid expenses and other current assets	3,328	3,012
Deferred income tax assets	-	2,204
Total current assets	59,830	61,801

Property and equipment, net of accumulated depreciation
and amortization of $6,378 (September 26, 2009) and $5,692 (December 27, 2008)	4,996	5,586

Other assets:
Deposits	221	264
Goodwill	8,260	6,538
Intangible assets, net	498	276
Deferred income tax assets	3,710	4,376
Total other assets	12,689	11,454

Total assets	$77,515	$78,841

Current liabilities:
Borrowings under line of credit	$ -	$4,900
Accounts payable and accrued expenses	6,296	8,375
Accrued payroll and related costs	7,805	9,677
Income taxes payable	20	538
Total current liabilities	14,121	23,490

Contingent consideration	893	-

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
12,960,778 and 12,774,026 shares issued and outstanding at September 26, 2009 and December 27, 2008, respectively	648	639
Additional paid-in capital	107,180	106,788
Accumulated other comprehensive income	1,234	720
Accumulated deficit	(46,561)	(52,796)
Total stockholders' equity	62,501	55,351

Total liabilities and stockholders’ equity	$77,515	$78,841

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Revenues	$44,751	$51,617	$140,023	$155,742
Cost of services	32,911	38,362	105,662	115,039
Gross profit	11,840	13,255	34,361	40,703

Operating costs and expenses
Selling, general and administrative	10,720	11,730	32,743	34,356
Bad debt – note receivable	-	-	-	6,090
Depreciation and amortization	423	618	1,212	1,539
	11,143	12,348	33,955	41,985

Operating income (loss)	697	907	406	(1,282)

Other income (expense)
Interest income (expense), net	7	(73)	(16)	(114)
Gain (loss) on foreign currency transactions	25	(1)	70	(6)
Legal settlement	-	-	9,750	-
	32	(74)	9,804	(120)

Income (loss) before income taxes	729	833	10,210	(1,402)

Income tax expense (benefit)	292	268	3,975	(737)

Net income (loss)	$437	$565	$6,235	($665)

Basic earnings (loss) per common share	$0.03	$0.04	$0.48	($0.05)
Diluted earnings (loss) per common share	$0.03	$0.04	$0.48	($0.05)

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Thirty-Nine Week Period Ended September 26, 2009

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 27, 2008	12,774,026	$639	$106,788	$720	($52,796)	$55,351

Issuance of stock under employee stock purchase plan	86,752	4	79	-	-	83
Translation adjustment	-	-	-	514	-	514
Stock based compensation expense	-	-	99	-	-	99
Shares issued for acquired company	100,000	5	214	-	-	219
Net income	-	-	-	-	6,235	6,235

Balance, September 26, 2009	12,960,778	$648	$107,180	$1,234	($46,561)	$62,501

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Thirty-Nine Week Periods Ended September 26, 2009 and September 27, 2008

(Unaudited)

(In thousands)

	September 26,	September 27,
Thirty-Nine Week Periods Ended	2009	2008

Net income (loss)	$6,235	($665)
Foreign currency translation adjustment	514	(6)
Comprehensive income (loss)	$6,749	($671)

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-Nine Week Periods Ended September 26, 2009 and September 27, 2008
(Unaudited)

(In thousands)

	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net income (loss)	$6,235	($665)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,211	1,536
Stock-based compensation expense	99	145
Provision for losses on (recovery from) accounts receivable	404	(231)
Provision for losses on note receivable	-	6,090
Deferred income tax expense (benefit)	2,871	(1,658)
Changes in assets and liabilities:
Accounts receivable	11,051	(10,282)
Prepaid expenses and other current assets	(14)	(876)
Accounts payable and accrued expenses	(2,318)	(812)
Accrued payroll and related costs	(2,039)	81
Income taxes payable	(843)	(1,299)
Total adjustments	10,422	(7,306)
Net cash provided by (used in) operating activities	16,657	(7,971)

Cash flows from investing activities:
Property and equipment acquired	(564)	(2,161)
Decrease (increase) in deposits	42	(109)
Cash paid for acquisitions, net of working capital	(900)	(7,045)
Net cash used in investing activities	(1,422)	(9,315)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	83	56
Net (repayments) borrowings on line of credit	(4,900)	9,100
Net cash (used in) provided by financing activities	(4,817)	9,156
Effect of exchange rate changes on cash and cash equivalents	734	(198)
Increase (decrease) in cash and cash equivalents	11,152	(8,328)
Cash and cash equivalents at beginning of period	815	11,642

Cash and cash equivalents at end of period	$11,967	$3,314

Supplemental cash flow information:
Cash paid for:
Interest	$55	$169
Income taxes	$1,869	$2,244

Non-cash investing activities:
Issuance of common stock for acquired business	$219	$3,717
Contingent consideration recorded, not paid	$893	$ -

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the thirty-nine week period ended September 26, 2009 are not necessarily indicative of results that may be expected for the full year.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

2.     Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal year ended December 27, 2008 was a 52-week reporting year. The third fiscal quarter of 2008, the 2008 fiscal year and the third fiscal quarter of 2009 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date

September 27, 2008	Thirteen	Thirty-Nine
December 27, 2008	Thirteen	Fifty-Two
September 26, 2009	Thirteen	Thirty-Nine

The Company's fiscal year 2009 will end on January 2, 2010 and will contain 53 weeks.

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

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, approximates fair value due to their liquidity or their short-term nature. The Company does not have any off-balance sheet financial instruments. The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

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

Future Contingent Payments

The Company has three active acquisition agreements whereby future contingent consideration may be earned and paid (NuSoft, MBH and PSG as described herein).  In December 2007 and prior to the NuSoft and MBH acquisitions FASB issued “Business Combinations” which did not require that the estimated fair value of contingent consideration be recorded as a liability.  The Company has not recorded any liability associated with the contingent consideration that may be paid for the NuSoft and MBH acquisitions.  In April 2009 and prior to the PSG acquisition FASB issued “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations That Arise from Contingencies” which requires that the fair value of any future contingent consideration be recorded as a liability.  The Company has determined that the estimated fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition is $0.9 million.  The amount actually paid, if any, may substantially exceed the estimated fair value. The Company has recorded this liability and increased its goodwill by a like amount.

The Company’s outstanding Deferred Consideration obligations potentially due after September 26, 2009, which relate to the NuSoft, MBH and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

Year Ending	Amount
January 1, 2011	$2,800
December 31, 2011	1,650
Thereafter	850
Maximum deferred consideration	$5,300

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

5.      Acquisitions (Continued)

The Company cannot estimate the Deferred Consideration payments for the years after January 2, 2010 with any certainty. Earnouts, if any, cannot be estimated with any certainty and as such are not included above.

NuSoft Solutions, Inc.

On March 19, 2008, the Company purchased the operating assets of NuSoft Solutions, Inc. (“NuSoft”). NuSoft is a specialty provider of information technology services. The acquisition was effective as of March 1, 2008. The acquisition has been accounted for in accordance with “Business Combinations.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the Information Technology segment.

The purchase consideration at closing consisted of $4.5 million in cash and 700,000 shares of RCM’s common stock, par value $0.05 (the “Common Stock”), valued at $3.7 million. Post closing consideration consisted of potential Deferred Consideration payments up to $4.4 million and additional Earnout payments, both amounts contingent upon NuSoft achieving certain base levels of operating income for certain post closing periods following the purchase. The acquisition has been accounted for under the purchase method of accounting. The source of cash utilized in the NuSoft acquisition was from the Company's revolving credit facility. The purchase price paid at closing of approximately $8.2 million has been allocated as follows:

Customer relationships	$2,260
Covenants-not-to-compete	424
Goodwill	5,125
Equipment	446
$8,255

The Deferred Consideration and Earnouts, to the extent paid, will be recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet.

MBH Solutions, Inc.

On April 28, 2008, the Company purchased the operating assets of MBH Solutions, Inc. (“MBH”). MBH is a specialty provider of information technology services. The acquisition was effective as of April 1, 2008 and has been accounted for in accordance with “Business Combinations.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the Information Technology segment.

The MBH purchase consideration at closing consisted of $1.8 million in cash and the assumption of $1.3 million in certain liabilities. Post closing consideration consisted of potential Deferred Consideration payments up to $1.5 million and additional Earnout payments, both amounts contingent upon MBH achieving certain base levels of operating income for certain post closing periods following the purchase. The acquisition has been accounted for under the purchase method of accounting. The source of cash utilized in the MBH acquisition was from the Company’s revolving credit facility. The purchase price paid at closing of approximately $3.1 million has been allocated as follows:

Customer relationships	$835
Covenants-not-to-compete	41
Goodwill	2,174
Equipment	36
$3,086

The Deferred Consideration and Earnouts, to the extent paid, will be recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

5.     Acquisitions (Continued)

Project Solutions Group, Inc.

On July 6, 2009, the Company purchased the operating assets of Project Solutions Group, Inc. (“PSG”). PSG is a specialty provider of information technology services. PSG provides expert project management and training services to a diverse client base. PSG helps clients deploy Microsoft's project management tools to streamline and coordinate project-based initiatives across their organizations.

The acquisition was effective as of June 28, 2009 and has been accounted for in accordance with “Business Combinations” and “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations that Arise from Contingencies.” Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the effective date and are included in the Information Technology segment.

The PSG purchase consideration at closing consisted of $0.8 million in cash and 100,000 shares of RCM's Common Stock, valued at $0.2 million. The fair value of the common shares issued was determined based on the closing market price of the Company's common stock on the last trading day prior to the effective date of the acquisition. Post closing consideration consisted of potential Deferred Consideration payments up to $1.5 million and additional Earnout payments, both amounts contingent upon PSG achieving certain base levels of operating income for certain post closing periods following the purchase. Additionally, the Company recorded a liability of $0.9 million for the estimated net preset value of future contingent consideration ("Contingent Consideration") potentially due in connection with the PSG acquisition. The effect of this transaction on the Company's consolidated financial statements was not material.

The acquisition has been accounted for under the purchase method of accounting. The purchase price paid at closing of approximately $1.0 million has been allocated as follows:

Customer relationships	$253
Covenants-not-to-compete	38
Goodwill	728
$1,019

Proforma Results of Operations

The following (unaudited) results of operations have been prepared assuming the three previously described acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisitions occurred as of the beginning of the periods presented.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenues	$44,751	$53,427	$142,611	$166,811
Operating income (loss)	$697	$1,151	$506	($358)
Net income (loss)	$437	$717	$6,311	($147)
Diluted earnings (loss) per share	$0.03	$0.06	$0.49	($0.01)

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

7.     New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.” SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning September 26, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In December 2007, the FASB updated “Business Combinations.” Among other requirements, the update requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. The update also requires a.) costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs; b.) the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination; and c.) an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this update include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company adopted this update as of the required effective date and will apply its provisions prospectively to business combinations that occur after adoption.

In April 2009, the FASB issued “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This update requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with “Accounting for Contingencies,” and “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies, and carry forward without significant revision the guidance in “Business Combinations.” This update is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments.” This update amends “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This update also amends Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This update became effective for the interim period ending June 27, 2009 and did not have a material impact on the Company's consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

7.     New Accounting Standards (Continued)

In May 2009, the FASB issued “Subsequent Events.” The objective of this update is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this update sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about the events or transactions that occurred after the balance sheet date. The Company adopted this update effective June 27, 2009, which was the required effective date. The Company evaluated our September 26, 2009 financial statements for subsequent events through November 9, 2009 , the date the financial statements were filed. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In October 2009, the FASB issued “Revenue Arrangements with Multiple Deliverables.” This statement provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.

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

The weighted average interest rates under the Revolving Credit Facility for the thirty-nine week periods ended September 26, 2009 and September 27, 2008 were 2.2% and 3.9%, respectively. The majority of borrowings in 2008 and 2009 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more. During the thirty-nine week periods ended September 26, 2009 and September 27, 2008, the Company’s outstanding borrowings ranged from $-0- to $4.9 million and $-0- to $10.5 million, respectively. At September 26, 2009 and December 27, 2008, there were borrowings of $0 and $4.9 million outstanding under this facility, respectively. At September 26, 2009 and December 27, 2008, there were letters of credit outstanding for $1.6 million. At September 26, 2009, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

9.     Goodwill and Intangibles

The Company is required to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of the last day of the Company's fiscal November each year, or more frequently if indicators of impairment exist. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. There were no triggering events during the thirty-nine week period ended September 26, 2009 that indicated a need to perform the impairment test prior to the Company's annual test date.

The carrying amount of goodwill for the thirty-nine week period ended September 26, 2009 is summarized as follows:

	Information Technology	Engineering	Commercial	Total

Balance as of December 27, 2008	$4,734	$ -	$1,804	$6,538

Goodwill additions for thirty-nine week period ended September 26, 2009	1,622	100	-	1,722

Total	$6,356	$100	$1,804	$8,260

The following table reflects the components of intangible assets, excluding goodwill:

	September 26, 2009		December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Non-compete agreements	$69	$24	$31	$17
Customer relationships	617	164	364	102

Total	$686	$188	$395	$119

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

10.     Stockholders' Equity

    Common Stock Reserved

    Unissued shares of common stock were reserved for the following purposes:

	September 26, 2009	December 27, 2008

Exercise of options outstanding	1,559,400	1,293,900
Future grants of options or shares	431,294	699,294

Total	1,990,694	1,993,194

11.     Earnings Per Share

      Both basic and diluted earnings (loss) per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of operations.

     The number of common shares used to calculate basic and diluted (loss) earnings per share for the thirteen and thirty-nine week periods ended September 26, 2009 and September 27, 2008 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Basic
Weighted average shares outstanding	12,960,778	12,774,026	12,862,607	12,604,827

Diluted
Shares used for basic calculation	12,960,778	12,774,026	12,862,607	12,604,827
Dilutive effect of options granted under the Company’s stock option plans	6,766	-	1,750	-
	12,967,544	12,774,026	12,864,357	12,604,827

Antidilutive options outstanding but not included in share calculations	1,539,400	1,334,900	1,539,400	1,334,900

In the reporting periods where there is net loss, the basic weighted average shares are used to determine loss per share because impact of stock options would be antidilutive.

12.    Share - Based Compensation

At September 26, 2009, the Company had five share-based employee compensation plans. The Company measures the fair value of stock options, if and when granted, based upon the closing market price of the Company’s common stock on the date of grant. Grants vest over periods ranging from one to three years and expire within 10 years of issuance. Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

12.     Share - Based Compensation (Continued)

The Company recognizes compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with “Share-Based Payment, revised 2004.” Compensation cost recognized in 2009 and 2008 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated, adjusted for estimated forfeitures, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated, adjusted for estimated forfeitures. The straight-line recognition method is used to recognize compensation expense associated with share-based payments that are subject to graded vesting based on service conditions.

Share-based compensation expense of $99, or $0.01 per diluted share, and $145, or $0.01 per diluted share, was recognized for the thirty-nine week periods ended September 26, 2009 and September 27, 2008, respectively.

The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during the thirty-nine week periods ended September 26, 2009 and September 27, 2008 has been estimated using the following assumptions:

	Thirty-Nine Week Periods Ended
	September 26, 2009	September 27, 2008
Weighted average risk-free interest rate	2.19%	3.04%
Expected term of option	5 Years	5 Years
Expected stock price volatility	66.3%	57.5%
Expected dividend yield	N/A	N/A
Annual forfeiture rate	13.86%	12.1%
Weighted-average grant date fair value	$0.94	$2.57

Activity regarding outstanding options for the thirty-nine week period ended September 26, 2009 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2008	1,293,900	$4.48
Options granted	285,000	$1.65
Options exercised	-	-
Options forfeited/cancelled	(19,500)	$3.29

Options outstanding as of September 26, 2009	1,559,400	$3.98

Option price range at September 26, 2009	$0.95 - $9.81

Options exercisable as of September 26, 2009	1,237,400	$4.34

Intrinsic value of outstanding stock options as of September 26, 2009	$133,850

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

12.    Share - Based Compensation (Continued)

    Incentive Stock Option Plans (Continued)

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code. The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant. The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of September 26, 2009, options to purchase 60,455 shares of common stock granted under the 1992 Plan were outstanding.

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired. Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year. Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company. As of September 26, 2009, options to purchase 50,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired. Options are generally granted at fair market value at the date of grant. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of September 26, 2009, options to purchase 677,045 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant. As of September 26, 2009, 3,694 shares of common stock were available for future grants under the 2000 Plan, and options to purchase 499,500 shares of common stock granted under the 2000 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

12.    Share - Based Compensation (Continued)

    Incentive Stock Option Plans (Continued)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company. No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards. No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant. As of September 26, 2009, 427,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 272,400 shares of common stock granted under the 2007 Plan were outstanding.

As of September 26, 2009, the Company had approximately $222.4 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period. These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

   Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation. During the thirty-nine week period ended September 26, 2009, there were 86,752 shares issued under the Purchase Plan for net proceeds of $83. As of September 26, 2009, there were 94,536 shares available for issuance under the Purchase Plan. Compensation expense for the Purchase Plan for the thirty-nine weeks ended September 26, 2009 and September 27, 2008 was $18 and $20, respectively.

On June 18, 2009, the Company's stockholders approved an amendment to the Purchase Plan increasing the total number of shares of common stock authorized for purchase by 300,000 (from 500,000 shares to 800,000). As of September 26, 2009, the issuance of these shares has not yet been registered with the SEC.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

13.     Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 of the Company’s consolidated financial statements and notes thereto for the year ended December 27, 2008 as included on the Company’s Annual Report Form 10-K.)

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended September 26, 2009	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$20,902	$15,455	$8,394	$ -	$44,751

Cost of services	15,275	11,557	6,079	-	32,911

Selling, general and administrative	5,708	2,713	2,299	-	10,720

Depreciation and amortization	200	177	46		423

Operating (loss) income	($281)	$1,008	($30)	$ -	$697

Total assets	$24,356	$22,475	$7,988	$22,696	$77,515
Capital expenditures	$ -	$35	$ -	$7	$42

Thirteen Week Period Ended September 27, 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$26,757	$14,662	$10,198	$ -	$51,617

Cost of services	19,762	11,129	7,471	-	38,362

Selling, general and administrative	6,859	2,575	2,296	-	11,730

Depreciation and amortization	444	133	41	-	618

Operating (loss) income	($308)	$825	$390	$ -	$907

Total assets	$67,807	$25,467	$14,112	$12,093	$119,479
Capital expenditures	$148	$191	$22	$99	$460

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

13.     Segment Information (Continued)

Thirty-Nine Week Period Ended September 26, 2009	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$65,619	$45,657	$28,747	$ -	$140,023

Cost of services	49,677	35,243	20,742	-	105,662

Selling, general and administrative	17,631	7,947	7,165	-	32,743

Depreciation and amortization	555	509	148	-	1,212

Operating (loss) income	($2,244)	$1,958	$692	$ -	$406

Total assets	$24,356	$22,475	$7,988	$22,696	$77,515
Capital expenditures	$13	$253	$2	$296	$564

Thirty-Nine Week Period Ended September 27, 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$77,201	$42,790	$35,751	$ -	$155,742

Cost of services	56,200	32,863	25,976	-	115,039

Selling, general and administrative	19,382	7,495	7,479	-	34,356

Bad debt - note receivable	-	6,090	-	-	6,090

Depreciation and amortization	1,048	360	131	-	1,539

Operating income (loss)	$571	($4,018)	$2,165	$ -	($1,282)

Total assets	$67,807	$25,467	$14,112	$12,093	$119,479
Capital expenditures	$674	$437	$25	$1,025	$2,161

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

13.     Segment Information (Continued)

Revenues reported for each operating segment are from external customers.

The Company is domiciled in the United States and its segments operate in the United States and Canada. Revenues and total assets by geographic area as of and for the thirteen and thirty-nine week periods ended September 26, 2009 and September 27, 2008 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenues
U. S.	$38,899	$46,766	$124,338	$141,275
Canada	5,852	4,851	15,685	14,467
	$44,751	$51,617	$140,023	$155,742

Total assets
U. S.			$69,003	$107,597
Canada			8,512	11,882
			$77,515	$119,479

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

15.     Contingencies

The Company is party to two agreements of indemnity related to the performance of two construction projects. One of these construction projects is managed by a former customer of the Company and the construction for this project was completed in the third quarter of 2009.  The second of these construction projects was managed by the same customer prior to November 2008 when the initial contract was transferred to the Company.  The Company now acts as the general contractor on this construction project.  The contract price is approximately $6.2 million and management of the Company estimates it was approximately 97% complete as of September 26, 2009.  The Company believes this project will be finished in the fourth quarter of 2009.  In the event of non-performance on either construction project, the Company may be obligated to indemnify the project owners for certain cost overruns on such projects.  Management believes that any such cost overruns would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  The Company has accrued a provision for losses aggregating approximately $0.6 million and $0.4 million as of September 26, 2009 and December 27, 2008, respectively.  Asserted claims in these matters seek approximately $3.0 million in damages as of September 26, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                     RESULTS OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company in connection with such adoption; and the outcome of litigation (at both the trial and appellate levels) involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) adverse effects on the market price of the Company's common stock due to the potential resale into the market of significant amounts of common stock; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company’s services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xviii) obligations relating to indemnities and similar agreements entered into in connection with the Company’s business activities; and (xix) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

After normalizing for 2008 acquisitions, the Company experienced a significant decline in revenues during the thirty-nine week period ended September 26, 2009 as compared to the comparable prior year period. The Company attributes this decline to overall economic conditions in its geographic markets and industry verticals, particularly in its Information Technology and Commercial Services segments.

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

Revenue Recognition

The Company derives its revenues from several sources. All of the Company’s segments perform consulting and staffing services. The Company’s Engineering Services and Information Technology Services segments also perform project services. All of the Company’s segments derive revenue from permanent placement fees. The majority of the Company's revenues are invoiced on a time and materials basis.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. The Company is required to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit. The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill and intangible assets. There were no triggering events during the thirty-nine week period ended September 26, 2009 that indicated a need to perform the impairment test prior to the Company's annual test date.

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

Accounting for Stock Options

The Company uses stock options to attract, retain and reward employees for long-term service. The Company follows “Share Based Payment,” which requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements. This compensation cost is measured based on the fair value of the equity or liability instruments issued.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings. As of September 26, 2009, the Company had total long term net deferred income tax assets of $3.7 million, primarily representing the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in prior periods. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company adopted the provisions of FASB “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company recognized no material adjustments in the liability for unrecognized income tax benefits. The Company conducts its operations in multiple tax jurisdictions in the United States and Canada. With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2004. The Company’s federal income tax returns have been examined through 2007. As of September 26, 2009, the Company did not have any material uncertain tax positions.

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

Certain Considerations

The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for information technology and engineering services. When the U.S. and Canadian economies decline, the Company’s operating performance could be adversely impacted. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, declines in the economy could result in the need for future cost reductions or changes in strategy.

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

The consulting and employment services market is highly competitive with limited barriers to entry. RCM competes in global, national, regional and local markets with numerous competitors in all of the Company's service lines. Price competition in the industries the Company serves is significant, and pricing pressures from competitors and customers are increasing. RCM expects that the level of competition will remain high in the future, which could limit RCM’s ability to maintain or increase its market share or profitability.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Thirteen Week Period Ended September 26, 2009 Compared to Thirteen Week Period Ended September 27, 2008

A summary of operating results for the fiscal periods ended September 26, 2009 and September 27, 2008 is as follows (in thousands):

	September 26, 2009		September 27, 2008
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$44,751	100.0	$51,617	100.0
Cost of services	32,911	73.5	38,362	74.3
Gross profit	11,840	26.5	13,255	25.7

Selling, general and administrative	10,720	24.0	11,730	22.7
Depreciation and amortization	423	1.0	618	1.2
	11,143	25.0	12,348	23.9

Operating income	697	1.5	907	1.8
Other income (expense), net	32	0.1	(74)	(0.1)

Income before income tax expense	729	1.6	833	1.6
Income tax expense	292	0.6	268	0.5

Net income	$437	1.0	$565	1.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The year to date reporting periods ended September 26, 2009 and September 27, 2008 consisted of thirteen weeks each.

Revenues. Revenues decreased 13.3%, or $6.9 million, for the thirteen week period ended September 26, 2009 as compared to the same period in the prior year (the “comparable prior year period”). Revenues decreased $5.9 million in the Information Technology segment, increased $0.8 million in the Engineering segment, and decreased $1.8 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy. The Company believes that its revenue decline correlates to other similar business services companies, particularly in its Information Technology and Commercial segments. The Company completed two acquisitions in its Information Technology segment in 2008 prior to the start of the thirteen week period ended September 27, 2008. The Company completed one acquisition in its Information Technology segment in 2009 effective June 28, 2009, the first day of the thirteen week period ended September 26, 2009. The revenues for the 2009 acquisition were $1.0 million for the thirteen week period ended September 26, 2009. Management expects revenues for the remainder of fiscal 2009 to remain generally consistent with the revenues for the thirty-nine week period ended September 26, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Thirteen Week Period Ended September 26, 2009 Compared to Thirteen Week Period Ended September 27, 2008 - (Continued)

Cost of Services. Cost of services decreased 14.2%, or $5.5 million, for the thirteen week period ended September 26, 2009 as compared to the comparable prior year period. The decrease in cost of services was primarily due to the overall decrease in revenues. Cost of services as a percentage of revenues decreased to 73.5% for the thirteen week period ended September 26, 2009 from 74.3% for the comparable prior year period. This decrease was primarily due to decreased unbilled labor costs for consultants as compared to total labor costs for consultants (i.e., an increase in utilization of billable resources) in our Information Technology segment. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2009 to remain comparable to that in the thirteen week period ended September 26, 2009.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses decreased 8.6%, or $1.0 million, for the thirteen week period ended September 26, 2009 as compared to the comparable prior year period.  The decrease in SGA expenses is primarily due to a reduction in selling costs (primarily commissions and salaries paid to salespersons) associated with an overall decrease in revenues offset by SGA expenses of $0.4 million incurred by the 2009 acquisition. As a percentage of revenues, SGA expenses were 24.0% for the thirteen week period ended September 26, 2009 as compared to 22.7% for the comparable prior year period.  The increase in SGA expenses as a percentage of revenues was primarily attributable to decreased revenues overall.  Management expects SGA expenses for the remainder of fiscal 2009 to remain generally consistent with the SGA expenses for the thirteen week period ended September 26, 2009.

Depreciation and Amortization. Depreciation and amortization was $0.4 million for the thirteen week period ended September 26, 2009 as compared to $0.6 million for the comparable prior year period.

Other Income (Expense). Other income (expense) consists of interest expense, net of interest income and gains and losses on foreign currency transactions. The increase in other income (expense) for the thirteen week period ended September 26, 2009 as compared to the prior period was primarily due to more favorable foreign currency changes.

Income Tax. Income tax expense was $0.3 million for the thirteen week periods ended September 26, 2009 and September 27, 2008. The effective tax rate was 40.1% for the thirteen week period ended September 26, 2009 as compared to an expense of 33.9% in the comparable prior year period. The comparable prior year period effective tax rate was lower due to permanent GAAP to tax differences existing in the comparable prior year period. Management anticipates that the effective tax rate for the remainder of fiscal 2009 will remain consistent with the thirteen week period ended September 26, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Thirteen Week Period Ended September 26, 2009 Compared to Thirteen Week Period Ended September 27, 2008 - (Continued)

Segment Discussion (See Footnote 13)

Information Technology

Information Technology revenues of $20.9 million in 2009 decreased $5.9 million, or 21.9%, as compared to the comparable prior year period. The decrease in revenue was primarily attributable to a weakening of the general economy and offset by a 2009 acquisition. The Company believes that reductions in capital spending in the Company's geographic markets have significantly reduced the demand for the Company's Information Technology services. The Company completed an acquisition in its Information Technology segment in 2009 effective June 28, 2009, the first day of the thirteen week period ended September 26, 2009. The revenues for the 2009 acquisition were $1.0 million for the thirteen week period ended September 26, 2009. The Information Technology segment operating loss was $0.3 million for both periods.

Engineering

Engineering revenues of $15.5 million in 2009 increased $0.8 million, or 5.4%, as compared to the comparable prior year period. The increase in revenue was primarily attributable to increases in revenues from several major customers as compared to the comparable prior year period. The Engineering segment operating income was $1.0 million as compared to $0.8 million for the comparable prior year period. The increase in operating income was primarily due to increased revenues and lower cost of services as a percentage of revenues offset by a higher allocation of corporate selling, general and administrative costs as compared to the comparable prior year period.

Commercial

Commercial revenues of $8.4 million in 2009 decreased $1.8 million, or 17.7%, as compared to the comparable prior year period. The decrease in revenue was principally attributable to a weakening of the general economy and reduced demand for the Company's Commercial services, in particular, services provided by the Company's light industrial staffing unit. The Company's light industrial staffing unit primarily operates in Southern California and services mostly manufacturing and retail clients. The Company believes that the southern California region and its manufacturing and retail industries have been significantly impacted by negative economic trends. The Commercial segment had an operating loss of $0.0 million as compared to $0.4 million of operating income for the comparable prior year period. The decrease in operating income was primarily due to the decrease in revenues.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Thirty-Nine Week Period Ended September 26, 2009 Compared to Thirty-Nine Week Period Ended September 27, 2008

A summary of operating results for the fiscal periods ended September 26, 2009 and September 27, 2008 is as follows (in thousands):

	September 26, 2009		September 27, 2008
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$140,023	100.0	$155,742	100.0
Cost of services	105,662	75.5	115,039	73.9
Gross profit	34,361	24.5	40,703	26.1

Selling, general and administrative	32,743	23.4	34,356	22.0
Bad debt - note receivable	-		6,090	3.9
Depreciation and amortization	1,212	0.8	1,539	1.0
	33,955	24.2	41,985	26.9

Operating income (loss)	406	0.3	(1,282)	(0.8)
Other income (expense), net	9,804	7.0	(120)	(0.1)

Income (loss) before income tax expense (benefit)	10,210	7.3	(1,402)	(0.9)
Income tax expense (benefit)	3,975	2.8	(737)	(0.5)

Net income (loss)	$6,235	4.5	($665)	(0.4)

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The year to date reporting periods ended September 26, 2009 and September 27, 2008 consisted of thirty-nine weeks each.

Revenues. Revenues decreased 10.1%, or $15.7 million, for the thirty-nine week period ended September 26, 2009 as compared to the same period in the prior year (the “comparable prior year period”). Revenues decreased $11.6 million in the Information Technology segment, increased $2.9 million in the Engineering segment, and decreased $7.0 million in the Commercial segment. Management attributes the overall decrease to a weakening of the general economy offset by revenues from acquisitions made in 2008 and 2009. The Company believes that its revenue decline correlates to other similar business services companies, particularly in its Information Technology and Commercial segments. Revenues that were attributable to acquisitions which occurred in the Information Technology segment in 2008 and 2009 contributed $16.9 million in the thirty-nine week period ended September 26, 2009 as compared to $15.1 million in the comparable prior year period. Management expects revenues for the remainder of fiscal 2009 to remain generally consistent with the revenues for the thirty-nine week period ended September 26, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Thirty-Nine Week Period Ended September 26, 2009 Compared to Thirty-Nine Week Period Ended September 27, 2008 - (Continued)

Cost of Services. Cost of services decreased 8.2%, or $9.4 million, for the thirty-nine week period ended September 26, 2009 as compared to the comparable prior year period. The decrease in cost of services was primarily due to the overall decrease in revenues. Cost of services as a percentage of revenues increased to 75.5% for the thirty-nine week period ended September 26, 2009 from 73.9% for the comparable prior year period. This increase was primarily due to increased unbilled labor costs for consultants (i.e., a decrease in utilization of billable resources) and softness in pricing in our Information Technology segment. Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2009 to remain comparable to that in the thirteen week period ended September 26, 2009.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses decreased 4.7%, or $1.6 million, for the thirty-nine week period ended September 26, 2009 as compared to the comparable prior year period.  The decrease in SGA expenses was primarily due to a reduction in selling costs (primarily commissions and salaries paid to salespersons) associated with an overall decrease in revenues offset by additional SGA expenses incurred in connection with three acquisitions subsequent to February 28, 2008.  SGA expenses that were attributable to acquisitions which occurred in the Information Technology segment in 2008 and 2009 contributed $4.2 million in the thirty-nine week period ended September 26, 2009 as compared to $3.0 million in the comparable prior year period.  As a percentage of revenues, SGA expenses were 23.4% for the thirty-nine week period ended September 26, 2009 as compared to 22.0% for the comparable prior year period.  The increase as a percentage of revenues is primarily due to the overall decrease in revenues. Management expects SGA expenses for the remainder of fiscal 2009 to remain generally consistent with the SGA expenses for the thirteen week period ended September 26, 2009.

Bad Debt - Note Receivable. On February 26, 2008, the Company accepted a promissory note from a customer for $7.5 million in payment of a like amount of accounts receivable from that customer. The customer paid $1.2 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment. During the thirteen week period ended March 29, 2008, the Company determined that the note receivable was not collectible and reserved for the note. During the thirty-nine week period ended September 27, 2008, the Company wrote-off the note receivable.

Depreciation and Amortization. Depreciation and amortization decreased 21.2%, or $0.3 million, for the thirty-nine week period ended September 26, 2009 as compared to the comparable prior year period.

Other Income (Expense). Other income (expense) consists of interest expense, net of interest income and gains and losses on foreign currency transactions and, in 2009, the proceeds from a legal settlement. The change in other income (expense) was primarily due to a $9.8 million legal settlement in 2009 (see footnote 14 to the consolidated financial statements).

Income Tax. Income tax expense was $4.0 million for the thirty-nine week period ended September 26, 2009 as compared to an income tax benefit of $0.7 million in the comparable prior year period. The change was principally attributable to an increase in income before taxes, which included a $9.8 million legal settlement in the thirty-nine week period ended September 26, 2009 and a $6.1 million bad debt expense on a note receivable for the comparable prior year period. The effective tax rate was 38.9% for the thirty-nine week period ended September 26, 2009 as compared to a credit of 53.7% in the comparable prior year period. The comparable prior year period effective tax rate was higher due to permanent GAAP to tax differences existing in the comparable prior year period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Thirty-Nine Week Period Ended September 26, 2009 Compared to Thirty-Nine Week Period Ended September 27, 2008 - (Continued)

Segment Discussion (See Footnote 13)

Information Technology

Information Technology revenues of $65.6 million in 2009 decreased $11.6 million, or 15.0%, as compared to the comparable prior year period. The decrease in revenue was primarily attributable to a weakening of the general economy offset by acquisitions in 2008 and 2009. The Company believes that reductions in capital spending in the Company's geographic markets have significantly reduced the demand for the Company's Information Technology services. Revenues that were attributable to acquisitions which occurred in the Information Technology segment in 2008 and 2009 contributed $16.9 million in the thirty-nine week period ended September 26, 2009 as compared to $15.1 million in the comparable prior year period. The Information Technology segment operating loss was $2.2 million as compared to operating income of $0.6 million for the comparable prior year period. The decrease in operating income was primarily due to decreased revenue and increased unbilled labor costs for consultants.

Engineering

Engineering revenues of $45.7 million in 2009 increased $2.9 million, or 6.7%, as compared to the comparable prior year period. The increase in revenue was primarily attributable to increases in revenues from several major customers as compared to the comparable prior year period. The Engineering segment operating income was $2.0 million as compared to an operating loss of $4.0 million for the comparable prior year period. The comparable prior year period operating income was $2.1 million before bad debt-note receivable. The decrease in operating income before bad debt-note receivable was primarily due to a higher allocation of corporate selling, general and administrative costs as compared to the comparable prior year period.

Commercial

Commercial revenues of $28.7 million in 2009 decreased $7.0 million, or 19.6%, as compared to the comparable prior year period. The decrease in revenue was principally attributable to a weakening of the general economy and reduced demand for the Company's Commercial services, in particular, services provided by the Company's light industrial staffing unit. The Company's light industrial staffing unit primarily operates in Southern California and services mostly manufacturing and retail clients. The Company believes that the southern California region and its manufacturing and retail industries have been significantly impacted by negative economic trends. The Commercial segment operating income was $0.7 million as compared to $2.2 million for the comparable prior year period. The decrease in operating income was primarily due to the decrease in revenues.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	September 26, 2009	September 27, 2008
Cash provided by (used for):
Operating Activities	$16,657	($7,971)
Investing Activities	($1,422)	($9,315)
Financing Activities	($4,817)	$9,156

Operating Activities

Operating activities provided $16.7 million of cash for the thirty-nine week period ended September 26, 2009 as compared to using $8.0 million in the comparable prior year period. The change in cash provided by (used in) operating activities in 2009 was primarily attributable to net income of $6.2 million, decreases in accounts receivable and deferred income tax assets, offset by decreases in accounts payable and accrued expenses and accrued payroll and related costs. Net income increased primarily due to a legal settlement of $9.8 million in the thirteen week period ended March 28, 2009. Accounts receivable decreased primarily due to decreases in revenues and additionally from an increased focus by the Company to collect outstanding accounts receivable faster.

Investing Activities

Investing activities used $1.4 million for the thirty-nine week period ended September 26, 2009 as compared to $9.3 million for the comparable prior year period. The decrease in the use of cash for investing activities for 2009 as compared to the comparable 2008 period was primarily attributable to decreased expenditures for acquisitions and property and equipment. The Company made one acquisition in fiscal 2009 and two acquisitions in 2008 (See Footnote 5).

Financing Activities

In 2009, financing activities consisted of reducing debt by $4.9 million. In 2008, financing activities principally consisted of borrowing $9.1 million from the line of credit to finance acquisitions (See footnote 5 to the financial statements) and the balance was used to fund working capital requirements.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Liquidity and Capital Resources - (Continued)

Financing Activities - (Continued)

The weighted average interest rates under the Revolving Credit Facility for the thirty-nine week periods ended September 26, 2009 and September 27, 2008 were 2.2% and 3.91%, respectively. The majority of borrowings in 2009 and 2008 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more. During the thirty-nine week periods ended September 26, 2009 and September 27, 2008, the Company’s outstanding borrowings ranged from $-0- to $4.9 million and $-0- million to $10.5 million, respectively. At September 26, 2009 and December 27, 2008, there were borrowings of $0 million and $4.9 outstanding under this facility, respectively. At September 26, 2009 and December 27, 2008, there were letters of credit outstanding for $1.6 million. At September 26, 2009, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

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

As of September 26, 2009, the Company had total long term net deferred income tax assets of $3.7 million, primarily representing the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in prior periods.

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of September 26, 2009 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years

Operating lease obligations	$9,893	$3,558	$5,887	$448

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Liquidity and Capital Resources - (Continued)

The Company has three active acquisition agreements whereby future contingent consideration may be earned and paid (NuSoft, MBH and PSG as described in Footnote 5). In connection with these acquisitions, the Company may be obligated to pay contingent consideration to the sellers provided that the acquired businesses achieve certain earnings targets over periods ranging from two to four years following the acquisition. In general, the contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

The Company’s outstanding Deferred Consideration obligations potentially due after September 26, 2009, which relate to these three acquisitions, could result in the following maximum payments:

Year Ending	Amount
January 1, 2011	$2,800
December 31, 2011	1,650
Thereafter	850
Maximum deferred consideration	$5,300

The Company cannot estimate the Deferred Consideration payments for the years after January 2, 2010 with any certainty. Earnouts, if any, cannot be estimated with any certainty.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 26, 2009, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Presently the impact of a 1.0% (100 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations. The Company does not expect any material loss with respect to its investment portfolio.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2009, the Company issued to Project Solutions Group, Inc. (“PSG”), 100,000 shares (the “Shares”) of the common stock, par value $0.05, of the Company, at an aggregate valuation of $219,000, as part of the consideration for the acquisition of certain assets from PSG. The issuance of the Shares was made in reliance on an exemption from registration of the Shares under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

On September 16, 2009, our Board amended our 2001 Employee Stock Purchase Plan (as previously amended on June 18, 2009, the “Purchase Plan”), such amendment to be effective on September 30, 2009, to reduce the service requirement for an employee to become eligible to participate in the Plan from one year to six months.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION (CONTINUED)

ITEM 6.     EXHIBITS

10.1	Amendment 2009-2 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan, dated September 16, 2009 and effective September 30, 2009.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: November 9, 2009	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 9, 2009	By: /s/ Kevin Miller
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

Date: November 9, 2009	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: November 9, 2009	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

     (1) The Company’s periodic report on Form 10-Q for the quarter ended September 26, 2009 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Leon Kopyt

Leon Kopyt
President and Chief Executive Officer

Date: November 9, 2009

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

     (1) The Company’s periodic report on Form 10-Q for the quarter ended September 26, 2009 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*     *     *

/s/ Kevin Miller

Kevin Miller

Chief Financial Officer

Date: November 9, 2009