Form 10-K
period 2010-01-02
RCM TECHNOLOGIES INC
filed 2010-03-11
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ........... to ...........

Commission file number 1-10245

RCM TECHNOLOGIES, INC. (Exact Name of Registrant as Specified in its Charter)

Nevada	95-1480559
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey	08109-4613
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:	(856) 356-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.05 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [   ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [   ]   NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [   ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):
Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $23.0 million based upon the closing price of $2.19 per share of the registrant’s common stock on June 26, 2009 on The NASDAQ Global Market.  The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed.  The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of March 11, 2010: 12,999,178.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant's 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement") are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2010 Proxy Statement is not filed by May 3, 2010, an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

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

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized businesses in such industries as Aerospace/Defense, Energy, Financial Services, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology.  RCM believes it offers a range of solutions that fosters long-term client relationships, affords cross-selling opportunities, and minimizes the Company’s dependence on any single technology or industry sector.  RCM sells and delivers its services through a network of 37 offices in selected regions throughout North America.

The Company is a Nevada corporation organized in 1971.  The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ  08109-4613.

During the fiscal year ended January 2, 2010, approximately 46.4% of RCM’s total revenues were derived from IT services, 32.9% from Engineering services, and the remaining 20.7% from Commercial services.

Demand for the Company’s services can be significantly impacted by changes in the general level of economic activity and particularly technology spending.  During periods of reduced economic activity, such as the environment in the United States and the world in general since approximately mid-2007 and continuing into 2010, the Company may also be subject to increased pricing pressure in its markets due to reduced spending by clients of the Company and its competitors.  Extended periods of weakness in the economy can have a material adverse impact on the Company’s business and results of operations.  Accordingly, the Company's operations have been adversely impacted by the continuing economic downturn that began in the middle of 2007.

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

Although most companies recognize the importance of optimizing their systems, applications and processes to compete in today’s challenging environment, the process of designing, developing and implementing business and technology solutions is becoming increasingly complex.  The Company believes that many businesses are focused on return on investment analysis in prioritizing their initiatives.  The Company believes that as a consequence, over the past few years, companies have elected to defer, redefine or cancel investments in new systems, software, and solutions and have focused on making more effective use of previous technological investments.

ITEM 1. BUSINESS (CONTINUED)

Industry Overview (Continued)

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

Business Strategy

RCM is dedicated to providing solutions to meet its clients’ business needs by delivering information technology and engineering services.  The Company’s objective is to be a recognized leader of specialized professional consulting services and solutions in major markets throughout North America.  The Company is adapting operating strategies to achieve this objective.  Key elements of its growth and operating strategies are as follows:

ITEM 1. BUSINESS (CONTINUED)

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

Achieve Internal Growth

The Company continues to promote its internal growth strategies.  Its growth strategy is designed to better serve the Company’s customers, generate higher revenues, and achieve greater operating efficiencies.  National and regional sales management programs were designed and implemented to segregate clients by vertical market and national accounts to advance a value added services focus.  This process is improving account coordination so clients can benefit from deeper industry knowledge and the Company can maximize major account opportunities.

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

ITEM 1. BUSINESS (CONTINUED)

Growth Strategy (Continued)

Pursue Selective Strategic Acquisitions

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

To develop close customer relationships, the Company's practice managers regularly meet with both existing and prospective clients to help design solutions and identify the resources needed to execute their strategies.  The Company's managers also maintain close communications with their customers during each project and on an ongoing basis after its completion.  The Company believes that this relationship-oriented approach can result in greater customer satisfaction.  Additionally, the Company believes that by collaborating with its customers in designing business solutions, it can generate new opportunities to cross-sell additional services that the Company has to offer.  The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of its customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

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

ITEM 1. BUSINESS (CONTINUED)

Operating Strategy (Continued)

Centralize Administrative Functions (Continued)

To accomplish this, the Company’s financial reporting and accounting systems are centralized in the Company’s operational headquarters in Parsippany, NJ.  The systems have been configured to allow the performance of all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company anticipates upgrading its financial reporting and accounting system platform beginning in 2010.

Information Technology

The Company’s IT segment is comprised of two business groups – the IT Consulting Business Group and the IT Solutions Business Group.  The IT Consulting Business Group consists of three business units in North America – the Eastern Region, the Central Region and the Western Region.  The Solutions Business Group consists of three business units – IT Enterprise Management, Enterprise Business Solutions and Life Sciences.

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

As of January 2, 2010, the Company had assigned approximately 650 information technology employees and consultants to its customers.

ITEM 1. BUSINESS (CONTINUED)

Engineering

The Company’s Engineering segment consists of three business units – Engineering Services and Projects, Power Systems Services USA and Power Systems Services Canada.  The Engineering Services and Projects unit includes Aerospace, Manufacturing and Industrial Engineering divisions.  The Power Systems units focus primarily on the nuclear power, fossil fuel and electric utility industries.

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

As of January 2, 2010, the Company had assigned approximately 450 engineering and technical employees and consultants to its customers.

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

As of January 2, 2010, the Company had assigned approximately 370 specialty health care and 600 general support services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company's organization consists of 37 branch offices located in the United States, Puerto Rico and Canada.  The Company's Information Technology Group anticipates opening a branch office in Ireland during 2010.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
USA
California	10	IT, C
Connecticut	2	E
Florida	1	C
Georgia	1	IT
Illinois	1	IT
Maryland	1	IT
Massachusetts	1	IT
Michigan	3	IT, E
Minnesota	1	IT
Missouri	1	IT
New Jersey	3	IT, E
New York	2	IT, E, C
Ohio	1	IT
Pennsylvania	1	C
Rhode Island	1	E
Texas	1	IT
Wisconsin	2	IT, E
	33

PUERTO RICO	1	IT

CANADA	3	IT, E

(1) Services provided are abbreviated as follows:
IT- Information Technology
E- Engineering
C- Commercial

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

ITEM 1. BUSINESS (CONTINUED)

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States and Canada.  Revenues for the fiscal year ended January 2, 2010 and Total Assets by geographic area as of January 2, 2010 are as follows (in thousands):

	Revenues	Total Assets
United States	$163,573	$67,357
Canada	22,539	9,515
Puerto Rico	3,281	1,337
	$189,393	$78,209

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

The Company's principal sales offices typically have one general manager, one sales manager, three to six sales people, several technical delivery or practice managers and several recruiters.  The general managers report to regional vice presidents who are responsible for ensuring that performance goals are achieved.  The Company's regional vice presidents meet frequently to discuss "best practices" and ways to increase the Company's cross selling of its professional services.  The Company’s practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

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

The Company has elevated the importance of working with and developing its partner alliances with technology firms.  Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company.  Relations have been established with firms such as ADP, Harland Financial, IBM, Mercury, Microsoft, Oracle and QAD, among others.  The partner programs may be managed either at a national level from RCM’s corporate offices or at a regional level from its branch offices.

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

The Company’s larger representative customers include 3M, ADP, Bristol Myers Squibb, Bruce Power, Celgene, Dow Chemical USA, Entergy, FlightSafety International, Lilly del Caribe, Microsoft, New York City Department of Education, New York Power Authority, Ontario Power Generation, Pocino, PSE&G, QualxServ, Schering Plough, United Technologies Corporation, U.S. Department of the Treasury, Vermont Yankee Nuclear Power, Wyeth and Wells Fargo.  The Company serves Fortune 1000 companies and many middle market clients.  The Company's relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During the fiscal year ended January 2, 2010, United Technologies Corporation accounted for 12.7% of the Company’s revenues. No other customer accounted for 10% or more of the Company’s revenues in that period.  The Company's five, ten and twenty largest customers accounted for approximately 30.0%, 36.7% and 47.3%, respectively, of the Company's revenues for the fiscal year ended January 2, 2010.

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

Information Systems

The Company is continuing to invest in its current ERP hardware, application and operating system.  The ERP system is hosted on multi redundant Dell PowerEdge servers with a Windows 2003 enterprise server operating system. The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality.

The Company also has Autotime and TES, automated time and attendance systems, which augment the ERP application by catering to the needs of its diverse business offerings and distributed workforce.  The applications are housed on a three-tiered Dell server architecture and are currently servicing offices in the United States and Canada.

ITEM 1. BUSINESS (CONTINUED)

Information Systems (Continued)

The Company has migrated its recruiting (e.g. candidate) and sales (e.g. requirement) tracking to JobDiva, an application service provider (ASP) solution. The integrated solution allows RCM to track all client requirements on an enterprise level.  The solution further permits RCM to search multiple sources (e.g. job boards) to identify and match suitable candidates for an opportunity or need. This solution allows RCM to build and maintain a proprietary database of prequalified candidates, thereby enhancing the Company’s ability to respond quickly to client demands.  Furthermore, the solution increases visibility internally to sales personnel and the management team to manage client priorities no longer on a localized but a national basis.  Customized reporting and query capabilities allow RCM management to monitor personnel performance and client responsiveness. All data and information is accessible via a web portal.

RCM has engaged in three major strategic initiatives to improve upon its ability to secure data, deliver services and improve on its communication infrastructure.   They are as follows:

1)
Deployed a new mail architecture based on the Microsoft Exchange 2007 platform. The system is comprised of redundant mail routing servers and clustered mailbox servers attached to a Storage Area Network (SAN).  This new messaging platform has the current capacity of six Terabytes (TB), with the capability of scaling to 18 Terabytes (TB). In addition to mail storage being sized for VOIP integration, web access to the mail server is only allowed via secure HTTPs protocol.

2)
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

3)
Moved to service-oriented architecture facilitating the implementation of the Cisco Voice over IP (VOIP) solution which is currently deployed throughout RCM’s offices. This enterprise solution, based on Cisco CallManager, Unity Voicemail, Mobility Manager, Meeting Place, Fax Server and Video Presence will, when completed, unify all RCM offices in the US and Canada.  The summary of benefits include four digit extension calls between RCM offices, email and voicemail unification, soft and mobile phone integration, video and web conferencing, and central and email enabled faxing.

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

Given the significant amount of data generated in the Company’s key processes including recruiting, sales, payroll and customer invoicing, RCM has established redundant procedures, functioning on a daily basis, within the Company’s primary data center.  This redundancy should mitigate the risks related to hardware, application and data loss by utilizing the concept of live differential backups of servers and desktops to Storage Area Network (SAN) devices on its backup LAN, culminating in offsite tape storage at an independent facility.  Besides the local tape backup rotation of branch office systems, data is also replicated to SAN devices in Parsippany, NJ to achieve business continuity. Controls within the data center environment ensure that all systems are proactively monitored and data is properly archived.

ITEM 1. BUSINESS (CONTINUED)

Other Information (Continued)

Safeguards - Business, Disaster and Contingency Planning (Continued)

Additionally, RCM has contracted and brokered strategic relationships with third-party vendors to meet its recovery objectives in the event of a system disruption.  For example, comprehensive service level agreements provided by AT&T and Cisco for RCM’s data circuits and network devices guarantee minimal outages as well as network redundancy and scalability.  The Disaster Recovery site, located at the corporate office in Pennsauken, NJ, provides WAN, ERP, VOIP, file, application and messaging services should the primary data center facility at Parsippany, NJ, become inoperable.

The Company’s ability to protect its data assets against damage from fire, power loss, telecommunications failures, and facility violations is critical.  The Company uses Websense mail management service to filter all emails destined for the RCMT domain before being delivered to the corporate mail servers.  Websense’s web filtering application has also been deployed to safeguard the enterprise from malicious internet content. The deployment of virus, spam, and patch management controls extends from the perimeter network to all desktops and is centrally monitored and managed.  In addition to the virus and malware controls, an Intrusion Protection System (IPS) provides monitoring and alerts to changes in network traffic patterns as well as known hostile signatures.

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

ITEM 1. BUSINESS (CONTINUED)

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

Employees

As of January 2, 2010, the Company employed an administrative, sales, recruiting and management staff of approximately 250 people, including certified IT specialists and licensed engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company.  As of January 2, 2010, there were approximately 650 information technology and 450 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods.  As of January 2, 2010, there were approximately 370 specialty health care and 600 general support services employees and consultants.  None of the Company's employees is represented by a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

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

RCM has adopted a Code of Conduct applicable to all of its directors, officers and employees. In addition, the Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its Chief Executive Officer, Chief Financial Officer and Controller. Both the Code of Conduct and Code of Ethics are available, free of charge, by sending a written request to the Company’s Corporate Secretary. If the Company makes any amendments to either of these Codes (other than technical, administrative, or other non-substantive amendments), or waive (explicitly or implicitly) any provision of the Code of Ethics to the benefit of its Chief Executive Officer, Chief Financial Officer or Controller, it intends to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K filed with the SEC.

ITEM 1A. RISK FACTORS

The Company’s business involves a number of risks, some of which are beyond its control.  The risk and uncertainties described below are not the only ones the Company faces.  Management believes that the most significant of these risks and uncertainties are as follows:

Economic Trends

The global economic crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets.  Any or all of these developments could negatively affect the Company's business, operating results or financial condition in a number of ways.  For example, current or potential customers may be unable to fund capital spending programs, new product launches of other similar endeavors whereby they might procure services from the Company, and therefore delay, decrease or cancel purchases of services or not pay or delay paying for previously purchased services.  In addition, financial institution failures may cause the Company to incur increased expenses or make it more difficult either to utilize existing debt capacity or otherwise obtain financing for operations, investing activities (including the financing of any future acquisitions), or financing activities.

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

Events Affecting Significant Customers

As disclosed in Item 1, “Business,” the five, ten and twenty largest customers accounted for approximately 30.0%, 36.7% and 47.3%, respectively, of revenues for the fiscal year ended January 2, 2010.  Some of these customers may be affected by the current state of the economy or developments in the credit markets.  The Company's customers may engage in mergers or similar transactions.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect financial results.

ITEM 1A. RISK FACTORS (CONTINUED)

Dependence Upon Personnel

The Company’s operations depend on the continued efforts of its officers and other executive management.  The loss of key officers and members of executive management may cause a significant disruption to the Company’s business. RCM also depends on the performance and productivity of its local managers and field personnel.  The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered.  The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use the Company's services based upon past relationships with local managers and field personnel.

Revolving Credit Facility and Liquidity

If the Company was unable to borrow under its Revolving Credit Facility, it may adversely affect liquidity, results of operations and financial condition.  The Company's liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company's agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At January 2, 2010, the Company had outstanding borrowings under the Revolving Credit Facility of $0.0 million, and letters of credit outstanding for $1.6 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At January 2, 2010, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

Goodwill and Intangible Impairments May Have an Adverse Effect on Financial Statements

As of January 2, 2010, the Company had $8.3 million of goodwill and $0.5 million intangible assets on its balance sheet, which represents 11.2% of total assets.  Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit.  The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill and intangible assets.  There were no triggering events during the fiscal year ended January 2, 2010 that indicated a need to perform the impairment test prior to the Company's annual test date.  There can be no assurance that future tests of goodwill and intangible asset impairment will not result in impairment charges.  If the Company is required to write down goodwill or intangible assets, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Improper Activities of Temporary Professionals Could Result in Damage to Business Reputation, Discontinuation of Client Relationships and Exposure to Liability

The Company may be subject to claims by clients related to errors and omissions, misuse of proprietary information, discrimination and harassment, theft and other criminal activity, malpractice, and other claims stemming from the improper activities or alleged activities of temporary professionals.  There can be no assurance that current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims.

Claims raised by clients stemming from the improper actions of temporary professionals, even if without merit, could cause the Company to incur significant expense associated with rework costs or other damages related to such claims.  Furthermore, such claims by clients could damage the Company's business reputation and result in the discontinuation of client relationships.

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

Foreign Currency Fluctuations and Changes in Exchange Rates

The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates.  RCM’s exposure to foreign currency fluctuations relates to operations in Canada, principally conducted through its Canadian subsidiary.  Exchange rate fluctuations affect the U.S. dollar value of reported earnings derived from the Canadian operations as well as the carrying value of the Company's investment in the net assets related to these operations.  The Company does not engage in hedging activities with respect to foreign operations.

Trademarks

Management believes the RCM Technologies, Inc. name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including The Source of Smart Solutions®.  The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect the Company's use of its proprietary rights.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Litigation

The Company is currently, and may in the future become, involved in legal proceedings and claims arising from time to time in the course of its business, including the litigation described in Note 16 (Contingencies) to the consolidated financial statements. An adverse outcome to the referenced litigation or other cases arising in the future could have an adverse impact on the consolidated financial position and consolidated results of operations of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 37 administrative and sales offices located in the United States, Puerto Rico, and Canada.  The majority of the Company’s offices typically consist of 1,000 to 6,000 square feet and are leased by the Company for terms of one to three years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 10,200 square feet and are leased at a rate of $14.33 per square foot per annum for a term ending on January 31, 2011.

The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 28,000 square feet and are leased at a rate of $29.00 per square foot per annum for a term ending on June 30, 2012.

ITEM 3. LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 16 (Contingencies) to the consolidated financial statements included in Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended January 2, 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on The NASDAQ Global Market under the Symbol "RCMT."  The following table sets forth approximate high and low sales prices for the two years in the period ended January 2, 2010 as reported by The NASDAQ Global Market:

	Common Stock
Fiscal 2008	High	Low
First Quarter	$6.51	$3.82
Second Quarter	$4.81	$3.75
Third Quarter	$4.57	$2.00
Fourth Quarter	$2.24	$0.77

Fiscal 2009
First Quarter	$1.88	$0.90
Second Quarter	$2.49	$1.02
Third Quarter	$2.44	$1.47
Fourth Quarter	$3.10	$2.10

Holders

As of February 4, 2010, the approximate number of holders of record of the Company's Common Stock was 502. Based upon the requests for proxy information in connection with the Company's 2010 Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 2,403.

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

Not required.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes.  As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

After pro forma adjustments to remove the impact of three acquisitions in its Information Technology segment completed in 2008 and 2009, RCM experienced a significant decline in its 2009 revenues and gross profit as compared to 2008, particularly in its Information Technology and Commercial segments.  RCM believes the decline in its Information Technology and Commercial pro forma revenues was principally due to a deterioration of overall economic conditions in its geographic markets and industry verticals served in 2009.

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

The majority of the Company's services are provided under purchase orders.  Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary.  Although contracts normally relate to longer-term and more complex engagements, they generally do not obligate the customer to purchase a minimum level of services and are usually terminable by the customer on 60 to 90 days’ notice.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  Typically these contracts are for less than one year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Overview (Continued)

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits, and insurance.  Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses.  Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and reporting responsibilities and acquisition program.  The Company records these expenses when incurred.  Depreciation relates primarily to the fixed assets of the Company.  Amortization relates to the allocation of the purchase price of an acquisition, which has been assigned to covenants not to compete, and customer lists.  Acquisitions have been accounted for under “Business Combinations,” and have created goodwill and intangible assets.

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

Revenue Recognition

The Company derives its revenues from several sources.  The Company’s Engineering Services and Information Technology Services segments perform consulting and project solutions services.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company's revenues are invoiced on a time and materials basis.

Project Services - The Company recognizes revenues in accordance with “Revenue Recognition” which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion).  In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when the Company is reasonably certain of collection.  Some contracts also limit revenues and billings to maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, if the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

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

Permanent Placement Services - The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Revenues are recorded on a gross basis.

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

The Company’s allowance for doubtful accounts increased by approximately $0.1 million to $1.2 million as of January 2, 2010 from $1.1 million as of December 27, 2008.  The primary reason for this increase is that the Company has reserved for $0.1 million of older invoices with its largest customer that may be in dispute due to potential billing discrepancies.

On February 26, 2008, the Company accepted a promissory note from a customer for $7.4 million in payment of a like amount of accounts receivable from that customer.  The customer paid $1.3 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment.  During 2008 the Company wrote off the note receivable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit.  The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  We look to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units, and under such calculations the fair value exceeded the recorded goodwill by at least 25% for each of the reporting units.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill and intangible assets.  There can be no assurance that future tests of goodwill and intangible asset impairment will not result in impairment charges.

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

Accounting for Stock Options

The Company uses stock options to attract, retain and reward employees for long-term service.  The Company follows “Share Based Payment,” which requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements.  This compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company measures stock-based compensation cost using the Black-Scholes option pricing model.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of January 2, 2010, the Company had short term deferred tax assets of $0.7 million and total long term net deferred income tax assets of $3.8 million.  The short term deferred tax assets primarily represent timing differences for GAAP expense accruals not deductible for tax purposes.  The long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in the current and prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company adopted the provisions of “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  The Company recognized no material adjustments in the liability for unrecognized income tax benefits.  The Company conducts its operations in multiple tax jurisdictions in the United States and Canada.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2006.  The Company’s federal income tax returns have been examined through 2007.  As of January 2, 2010, the Company did not have any material uncertain tax positions.

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

Forward-looking Information (Continued)

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

Results of Operations (In thousands, except for earnings per share data)

	Fiscal Years Ended
	January 2, 2010		December 27, 2008
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$189,393	100.0	$209,277	100.0
Cost of services	142,558	75.3	155,302	74.2
Gross profit	46,835	24.7	53,975	25.8

Selling, general and administrative	43,885	23.1	46,568	22.3
Depreciation and amortization	1,621	0.9	2,067	1.0
Bad debt - note receivable	-	-	6,090	2.9
Impairment of goodwill and intangible assets	-	-	43,315	20.7
Total operating expense	45,506	24.0	98,040	46.8

Operating income (loss)	1,329	0.7	(44,065)	(21.1)
Other income (expense), net	9,780	5.2	(298)	(0.1)

Income (loss) before income taxes	11,109	5.9	(44,363)	(21.2)
Income tax expense (benefit)	4,187	2.2	(4,558)	2.2
Net income (loss)	$6,922	3.7	($39,805)	(19.0)

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2010 had fifty-three weeks and the fiscal year ended December 27, 2008 had fifty-two weeks.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2010 Compared to Fiscal Year Ended December 27, 2008

Revenues.  Revenues decreased 9.5%, or $19.9 million, for the fiscal year ended January 2, 2010 as compared to the same period in the prior year (the “comparable prior year period”).  Revenues decreased $15.6 million in the Information Technology segment, increased $3.0 million in the Engineering segment, and decreased $7.3 million in the Commercial segment.  Management attributes the overall decrease to a weakening of the general economy offset by revenues from acquisitions made in 2008 and 2009 (see Footnote 4 in the financial statements).  The Company believes that its revenue decline correlates to other similar business services companies, particularly in its Information Technology and Commercial segments.  Revenues that were attributable to acquisitions which occurred in the Information Technology segment in 2008 and 2009 contributed $22.7 million in the fiscal year ended January 2, 2010 as compared to $21.1 million in the comparable prior year period.

Cost of Services.  Cost of services decreased 8.2%, or $12.7 million, for the fiscal year ended January 2, 2010 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the overall decrease in revenues.  Cost of services as a percentage of revenues increased to 75.3% for the fiscal year ended January 2, 2010 from 74.2% for the comparable prior year period.  This increase was primarily due to increased unbilled labor costs for consultants (i.e., a decrease in utilization of billable resources) and softness in pricing in the Company’s Information Technology segment.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 5.8%, or $2.7 million, for the fiscal year ended January 2, 2010 as compared to the comparable prior year period.  The decrease in SGA expenses was primarily due to a reduction in selling (primarily commissions and salaries paid to salespersons) and other costs associated with an overall decrease in revenues offset by additional SGA expenses incurred in connection with three acquisitions subsequent to February 28, 2008.  SGA expenses that were attributable to acquisitions which occurred in the Information Technology segment in 2008 and 2009 contributed $5.9 million in the fiscal year ended January 2, 2010 as compared to $4.3 million in the comparable prior year period.  As a percentage of revenues, SGA expenses were 23.1% for the fiscal year ended January 2, 2010 as compared to 22.3% for the comparable prior year period.  The increase as a percentage of revenues is primarily due to the overall decrease in revenues.

Depreciation and Amortization.  Depreciation and amortization decreased 21.6%, or $0.4 million, for the fiscal year ended January 2, 2010 as compared to the comparable prior year period.

Bad Debt - Note Receivable. On February 26, 2008, the Company accepted a promissory note from a customer for $7.4 million in payment of a like amount of accounts receivable from that customer.  The customer paid $1.3 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment.  During 2008 the Company wrote off the note receivable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2010 Compared to Fiscal Year Ended December 27, 2008 (Continued)

Goodwill and Intangible Asset Impairment Expense.  During 2008, the Company recorded goodwill and intangible asset impairment expense of $43.3 million.  The Company is required to perform goodwill and intangible asset impairment tests on at least an annual basis.  Application of the goodwill and intangible asset impairment tests requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill or intangible asset impairment for each reporting unit.  Goodwill at January 2, 2010 and December 27, 2008 was $8.3 million and $6.5 million, respectively.  Intangible assets at January 2, 2010 and December 27, 2008 were $0.5 million and $0.3 million, respectively.  The Company determined there was no further impairment in 2009.  Therefore no impairment charges were recognized.

Other Income (Expense).  Other income (expense) consists of interest expense, net of interest income and gains and losses on foreign currency transactions and, in 2009, the proceeds from a legal settlement.  The change in other income (expense) was primarily due to a $9.8 million legal settlement in 2009 (see footnote 17 to the financial statements).

Income Tax.  Income tax expense was $4.2 million for the fiscal year ended January 2, 2010 as compared to an income tax benefit of $4.6 million in the comparable prior year period.  The change was principally attributable to an increase in income before taxes, which included a $9.8 million legal settlement in the fiscal year ended January 2, 2010.  The comparable prior year period included an expense for a write-off of a $6.1 million note receivable and a loss on impairment of goodwill and intangible assets of $43.3 million.  The effective tax rate was 37.7% for the fiscal year ended January 2, 2010 as compared to a benefit of 10.3% in the comparable prior year period.  The comparable prior year period effective tax rate was lower due to permanent GAAP to tax differences associated with the $43.3 million goodwill and intangible asset impairment charge in the comparable prior year period.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2010 Compared to Fiscal Year Ended December 27, 2008 (Continued)

Segment Discussion (See Footnote 14)

Information Technology

Information Technology revenues of $87.9 million in 2009 decreased $15.6 million, or 15.0%, as compared to the comparable prior year period.  The decrease in revenue was primarily attributable to a weakening of the general economy offset by acquisitions in 2008 and 2009.  The Company believes that reductions in capital spending in the Company's geographic markets have significantly reduced the demand for the Company's Information Technology services.  Revenues that were attributable to acquisitions which occurred in the Information Technology segment in 2008 and 2009 contributed $22.7 million in the fiscal year ended January 2, 2010 as compared to $21.1 million in the comparable prior year period.  The Information Technology segment operating loss was $2.5 million as compared to an operating loss of $35.6 million for the comparable prior year period.  The prior year comparable period had an impairment of goodwill and intangible assets of $35.1 million.

Engineering

Engineering revenues of $62.2 million in 2009 increased $3.0 million, or 5.0%, as compared to the comparable prior year period.  The increase in revenue was primarily attributable to increases in revenues from several major customers as compared to the comparable prior year period.  The Engineering segment operating income was $2.7 million as compared to an operating loss of $11.0 million for the comparable prior year period.  The comparable prior year period operating income was $3.3 million before bad debt-note receivable and impairment of goodwill and intangible assets.  The decrease in operating income before bad debt-note receivable and impairment of goodwill and intangible assets was primarily due to a higher allocation of corporate selling, general and administrative costs as compared to the comparable prior year period.

Commercial

Commercial revenues of $39.3 million in 2009 decreased $7.3 million, or 15.7%, as compared to the comparable prior year period.  The decrease in revenue was principally attributable to a weakening of the general economy and reduced demand for the Company's Commercial services, in particular, services provided by the Company's light industrial staffing unit.  The Company's light industrial staffing unit primarily operates in Southern California and services mostly manufacturing and retail clients.  The Company believes that the southern California region and its manufacturing and retail industries have been significantly impacted by negative economic trends.  The Commercial segment operating income was $1.2 million as compared to $2.5 million for the comparable prior year period.  The decrease in operating income was primarily due to the decrease in revenues.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Years Ended
	January 2, 2010	December 27, 2008
Cash provided by (used in):
Operating Activities	$16,391	($4,807)
Investing Activities	($1,650)	($10,364)
Financing Activities	($4,817)	$4,955

Operating Activities

Operating activities provided $16.4 million of cash for the fiscal year ended January 2, 2010 as compared to using $4.8 million in the comparable prior year period.  The change in cash provided by (used in) operating activities in 2009 was primarily attributable to net income of $6.9 million, decreases in accounts receivable and deferred income tax assets, offset by decreases in accounts payable and accrued expenses and accrued payroll and related costs.  Net income increased primarily due to a legal settlement of $9.8 million in the thirteen week period ended March 28, 2009.  Accounts receivable decreased primarily due to decreases in revenues and additionally from an increased focus by the Company to collect outstanding accounts receivable at a faster rate.

Investing Activities

Investing activities used $1.7 million for the fiscal year ended January 2, 2010 as compared to $10.4 million for the comparable prior year period.  The decrease in the use of cash for investing activities for 2009 as compared to the comparable 2008 period was primarily attributable to decreased expenditures for acquisitions and property and equipment.  The Company made one acquisition in fiscal 2009 and two acquisitions in 2008 (See footnote 4 to the financial statements).

Financing Activities

In 2009, financing activities principally consisted of reducing debt by $4.9 million.   The Company was able to reduce debt due to the generation of $16.3 million in cash from operating activities.  In 2008, financing activities principally consisted of borrowing $9.1 million from the line of credit to finance acquisitions (See footnote 4 to the financial statements) and the balance was used to fund working capital requirements.

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
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

The weighted average interest rates under the Revolving Credit Facility for the fiscal year ended January 2, 2010 and December 27, 2008 were 2.2% and 3.8%, respectively.  The majority of borrowings in 2009 and 2008 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more.  During the fiscal year ended January 2, 2010 and December 27, 2008, the Company’s outstanding borrowings ranged from $-0- to $4.9 million and $-0- million to $10.5 million, respectively.  At January 2, 2010 and December 27, 2008, there were $0.0 million and $4.9 outstanding borrowings under this facility, respectively.  At January 2, 2010, there were letters of credit outstanding for $1.6 million. At January 2, 2010, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes.  Funding for any long-term and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations or future financing transactions.  The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.  Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact to the Company's financial position, liquidity, and the results of operations for the period in which the effect becomes reasonably estimable.

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

The Company has three active acquisition agreements whereby future contingent consideration may be earned and paid (NuSoft, MBH and PSG as described in Footnote 4 in the financial statements).  In connection with these acquisitions, the Company may be obligated to pay contingent consideration to the sellers provided that the acquired businesses achieve certain earnings targets over periods ranging from two to four years following the acquisition.  In general, the contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

The Company’s outstanding Deferred Consideration obligations potentially due after January 2, 2010, which relate to the NuSoft, MBH and PSG acquisitions, could result in the following maximum Deferred Consideration payments (in thousands):

Year Ending	Amount
January 1, 2011	$2,800
December 31, 2011	1,650
Thereafter	850
Maximum deferred consideration	$5,300

The Company cannot estimate the Deferred Consideration payments for the years after January 2, 2010 with any certainty.  However, the Company believes that any payments that may be made for the fiscal year ending January 1, 2011 will not exceed $0.5 million.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

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

The Company announced on February 3, 2010 that its Board of Directors had approved a program to repurchase up to $7.5 million of the Company’s outstanding shares of common stock from time to time over the subsequent 12 months, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise.  The program may be suspended or discontinued at any time.

As of January 2, 2010, the Company had short term deferred tax assets of $0.7 million and total long term net deferred income tax assets of $3.8 million.  The short term deferred tax assets primarily represent timing differences for GAAP expense accruals not deductible for tax purposes.  The long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

Fiscal Years	Amount
2010	$3,842
2011	3,176
2012	2,017
2013	791
2014	147
Thereafter	96
Total	$10,069

Significant employment agreements are as follows:

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt (“Mr. Kopyt”), which currently provides for an annual base salary of $625,000 and other customary benefits.  In addition, the agreement provides that Mr. Kopyt’s annual bonus be based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization.  The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year.  The agreement expires on February 28, 2013.  The employment agreement is terminable by the Company upon Mr. Kopyt’s death or disability, or for “good and sufficient cause,” as defined in the agreement.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Termination Benefits Agreement

The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the "Benefits Agreement").  Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term").  If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of January 2, 2010, Mr. Kopyt would have been entitled to cash payments of approximately $5.7 million (representing salary and excise tax payments).

Severance Agreement

The Company is party to a Severance Agreement with Mr. Kopyt,  amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Severance Agreement”).  The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt’s employee benefits for a specified time after his service with the Company is terminated other than “for cause,” as defined in the Severance Agreement.  Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his employment agreement and the Benefits Agreement, which are supplemented and not superseded by the Severance Agreement.  If Mr. Kopyt had been terminated as of January 2, 2010, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $3.9 million, inclusive of employee benefits.

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

In December 2007, the FASB updated “Business Combinations.”  Among other requirements, the update requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. The update also requires a.) costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs; b.) the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination; and c.) an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  Other key provisions of this update include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company adopted this update as of December 28, 2008 and has applied its provisions prospectively to business combinations that have occurred after adoption.

In April 2009, the FASB issued “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This update requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with “Accounting for Contingencies,” and “Reasonable Estimation of the Amount of a Loss.”  Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies, and carry forward without significant revision the guidance in “Business Combinations.”  This update is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this update effective December 28, 2008.

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
RESULTS OF OPERATIONS (CONTINUED)

New Accounting Standards (Continued)

In October 2009, the FASB issued “Revenue Arrangements with Multiple Deliverables.” This statement provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of January 2, 2010, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2010 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that the company's internal control over financial reporting was effective as of January 2, 2010, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2010 Proxy Statement.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,564,594	$3.87	426,100
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	1,564,594	$3.87	426,100

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See "Index to Financial Statements and Schedules" on F-1.

3. See Item (b) below.

(b)	Exhibits

		(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

		(3)(d)	Amended and Restated Bylaws; incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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
RCM Technologies, Inc. 1996 Executive Stock Option Plan, dated August 15, 1996; incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996, filed with the Securities and Exchange Commission on January 21, 1997 (the “1996 10-K”).

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

	*	(10)(f)	Amended and Restated Employment Agreement, dated November 30, 1996, between the Registrant, Intertec Design, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the 1996 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

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

(10)(j)
Amendment and Modification to Amended and Restated  Loan and Security Agreement, dated December 30, 2002, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania  as Administrative Agent and Arranger; incorporated by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on February 28, 2003, as amended on March 3, 2003 (the “2002 10-K”).

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

(10)(n)
Fifth Amendment and Modification to Amended and Restated Loan and Security Agreement dated August 7, 2006, between RCM Technologies, Inc. and all of its Subsidiaries and Citizens Bank of Pennsylvania as Administrative Agent and Arranger; incorporated by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006, filed with the Securities and Exchange Commission on August 10, 2006.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	(10)(q)
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
Separation and Release Agreement, dated August 27, 2008; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated August 21, 2008, filed with the Securities and Exchange Commission on August 27, 2008.

(10)(v)
Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 19, 2009, filed with the Securities and Exchange Commission on February 25, 2009.

		(21)	Subsidiaries of the Registrant. (Filed herewith)

		23.1	Consent of Amper, Politziner & Mattia, LLP. (Filed herewith)

		23.2	Consent of Grant Thornton LLP. (Filed herewith)

		31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

		31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

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

RCM Technologies, Inc.

Date: March 8, 2010	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer and Director

Date: March 8, 2010	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2010	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 8, 2010	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 8, 2010	By:	/s/ Norman S. Berson
Norman S. Berson
Director

Date: March 8, 2010	By:	/s/ Robert B. Kerr
Robert B. Kerr
Director

Date: March 8, 2010	By:	/s/ Lawrence Needleman
Lawrence Needleman
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS January 2, 2010 and December 27, 2008 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	January 2,	December 27,
	2010	2008

Current assets:
Cash and cash equivalents	$10,942	$815
Accounts receivable, net	46,353	55,770
Prepaid expenses and other current assets	2,677	3,012
Deferred income tax assets	705	2,204
Total current assets	60,677	61,801

Property and equipment, net of accumulated depreciation
and amortization of $6,460 (January 2, 2010) and $5,692 (December 27, 2008)	4,768	5,586

Other assets:
Deposits	212	264
Goodwill	8,260	6,538
Intangible assets, net	464	276
Deferred income tax assets	3,828	4,376
Total other assets	12,764	11,454

Total assets	$78,209	$78,841

Current liabilities:
Borrowings under line of credit	$ -	$4,900
Accounts payable and accrued expenses	7,501	8,375
Accrued payroll and related costs	6,512	9,677
Income taxes payable	-	538
Total current liabilities	14,013	23,490

Contingent consideration	893	-

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
12,960,778 and 12,774,026 shares issued and outstanding at January 2, 2010 and December 27, 2008, respectively	648	639
Additional paid-in capital	107,262	106,788
Accumulated other comprehensive income	1,267	720
Accumulated deficit	(45,874)	(52,796)
Total stockholders' equity	63,303	55,351

Total liabilities and stockholders’ equity	$78,209	$78,841

    The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended January 2, 2010 and December 27, 2008
(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	January 2,	December 27,
	2010	2008

Revenues	$189,393	$209,277
Cost of services	142,558	155,302
Gross profit	46,835	53,975

Operating costs and expenses
Selling, general and administrative	43,885	46,568
Depreciation and amortization	1,621	2,067
Bad debt - note receivable	-	6,090
Impairment of goodwill and intangible assets	-	43,315
	45,506	98,040

Operating income (loss)	1,329	(44,065)

Other income (expense)
Interest (expense) income, net	(55)	(230)
Gain (loss) on foreign currency transactions	85	(75)
Legal settlement	9,750	-
Other	-	7
	9,780	(298)

Income (loss) before income taxes	11,109	(44,363)

Income tax expense (benefit)	4,187	(4,558)

Net income (loss)	$6,922	($39,805)

Basic and diluted earnings (loss) per common share
Net income (loss)	$0.54	($3.15)

Weighted average number of common shares outstanding	12,888,539	12,647,127

Weighted average number of common and common equivalent shares outstanding	12,892,530	12,647,127

  The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 29, 2007	12,058,689	$603	$102,951	$1,484	($12,990)	$92,048

Issuance of stock under employee stock purchase plan	15,337	1	55	-	-	56
Translation adjustment	-	-	-	(764)	-	(764)
Stock based compensation expense	-	-	100	-	-	100
Shares issued for acquired companies	700,000	35	3,682	-	-	3,717
Net loss	-	-	-	-	(39,805)	(39,805)

Balance, December 27, 2008	12,774,026	639	106,788	720	(52,796)	55,351

Issuance of stock under employee stock purchase plan	86,752	4	79	-	-	83
Translation adjustment	-	-	-	547	-	547
Stock based compensation expense	-	-	181	-	-	181
Shares issued for acquired company	100,000	5	214	-	-	219
Net income	-	-	-	-	6,922	6,922

Balance, January 2, 2010	12,960,778	$648	$107,262	$1,267	($45,874)	$63,303

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended January 2, 2010 and December 27, 2008

	January 2,	December 27,
	2010	2008

Net income (loss)	$6,922	($39,805)
Foreign currency translation adjustment	547	(764)
Comprehensive income (loss)	$7,469	($40,569)

    The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	January 2,	December 27,
	2010	2008
Cash flows from operating activities:
Net income (loss)	$6,922	($39,805)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,625	2,056
Impairment of goodwill and intangible assets	-	43,315
Loss (gain) on disposal of assets	88	(7)
Stock based compensation expense	181	100
Provision for losses on (recovery from) accounts receivable	115	(641)
Provision for losses on note receivable	-	6,090
Deferred income tax expense (benefit)	2,047	(5,869)
Changes in assets and liabilities, net of acquisitions:
Accounts and note receivable	10,173	(10,275)
Prepaid expenses and other current assets	643	(1,582)
Accounts payable and accrued expenses	(1,142)	906
Accrued payroll and related costs	(3,386)	1,368
Income taxes payable	(875)	(463)
Total adjustments	9,469	34,998
Net cash provided by (used in) operating activities	16,391	(4,807)

Cash flows from investing activities:
Property and equipment acquired	(802)	(2,667)
Proceeds from equipment disposal	-	25
Decrease (increase) in deposits	52	(138)
Cash paid for acquisitions, net of working capital	(900)	(7,584)
Net cash used in investing activities	(1,650)	(10,364)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	83	55
Net (repayments) borrowings of line of credit	(4,900)	4,900
Net cash (used in) provided by financing activities	(4,817)	4,955
Effect of exchange rate changes on cash and cash equivalents	203	(611)
Increase (decrease) in cash and cash equivalents	10,127	(10,827)
Cash and cash equivalents at beginning of year	815	11,642

Cash and cash equivalents at end of year	$10,942	$815

Supplemental cash flow information:
Cash paid for:
Interest	$67	$192
Income taxes	$2,510	$2,483

Non-cash investing activities:
Issuance of common stock for acquired business	$219	$3,717
Contingent consideration recorded, not paid	$893	$ -

  The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

RCM Technologies, Inc. (the "Company" or "RCM") is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services.  Additionally, the Company provides specialty staffing services through its Commercial Services group.  RCM’s offices are located in major metropolitan centers throughout North America.

The consolidated financial statements are comprised of the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from these estimates.

Fiscal Periods

The reporting period for the Company is the Saturday closest to the last day in December.  Fiscal year 2009 represents the 53 weeks ended January 2, 2010 and fiscal year 2008 represents the 52 weeks ended December 27, 2008.

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  At times, these balances may exceed federally insured amounts.  At January 2, 2010 and December 27, 2008, $0.1 million and $0.7 million, respectively, of cash and cash equivalents were held in Canadian banks.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily due from trade customers.  Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables previously written off are credited to bad debt expense.

Unbilled Accounts Receivable and Work-in-Process

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company is contractually precluded from invoicing until future dates as project milestones are realized.  See Footnote 2 for further details.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives.  The Company's ERP software system, installed in 1999 and upgraded in 2004, is being depreciated over fifteen years.  The Company's VOIP telephone system, the installation of which was substantially complete at the end of 2008, is being depreciated over seven years.  All other hardware and software as well as furniture and office equipment is depreciated over five years.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values and if the carrying amount of the goodwill exceeds fair value, an impairment loss is recognized.  The Company determined there was no impairment in 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company accounts for long-lived assets in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets.”   Management periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts.  Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows.  Considerable management judgment is necessary to estimate the fair value of assets.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Software

In accordance with “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the years ended January 2, 2010 and December 27, 2008, the Company capitalized approximately $244 and $219, respectively, for software costs.  At January 2, 2010 the net balance after depreciation for all software costs capitalized was $556.

Income Taxes

The Company accounts for income taxes in accordance with “Accounting for Income Taxes” which requires an asset and liability approach of accounting for income taxes.  “Accounting for Income Taxes” requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets.  The Company and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.

The Company also follows the provisions of “Accounting for Uncertainty in Income Taxes” which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.  At January 2, 2010 the Company did not have any significant unrecognized tax benefits.

Revenue Recognition

The Company derives its revenues from several sources.  The Company’s Engineering Services and Information Technology Services segments perform consulting and project solutions services.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company's revenues are invoiced on a time and materials basis.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Project Services - The Company recognizes revenues in accordance with “Revenue Recognition” which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion).  In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when the Company is reasonably certain of collection.  Some contracts also limit revenues and billings to maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

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

Permanent Placement Services - The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Revenues are recorded on a gross basis.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration

During 2009, United Technologies Corporation accounted for 12.7% of the Company’s revenues and 22.2% of the Company’s accounts receivable.  No other customer accounted for 10% or more of the Company’s revenues. The Company's five, ten and twenty largest customers accounted for approximately 30.0%, 36.7% and 47.3%, respectively, of the Company's revenues for 2009.

During 2008, United Technologies Corporation accounted for 11.1% of the Company’s revenues and 17.5% of the Company’s accounts receivable.  No other customer accounted for 10% or more of the Company’s revenues. The Company's five, ten and twenty largest customers accounted for approximately 27.1%, 33.5% and 44.0%, respectively, of the Company's revenues for 2008.

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

Per Share Data

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.  Potential dilutive common shares consist of stock options and other stock-based awards under the Company's stock compensation plans, when their impact is dilutive.  Because of the Company’s capital structure, all reported earnings pertain to common shareholders and no other adjustments are necessary.

The number of common shares used to calculate basic and diluted earnings per share for 2009 and 2008 was determined as follows:

	Fiscal Years Ended
	January 2, 2010	December 27, 2008
Basic shares outstanding	12,888,539	12,647,127
Dilutive effect of stock options	3,991	-

Dilutive shares	12,892,530	12,647,127

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per Share Data (Continued)

For the fiscal year ended January 2, 2010, there were 1,534,594 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the year.

For the fiscal year ended December 27, 2008, there were 1,069,900 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the year.  Additionally, 224,000 options that were at less than the average market price were not included in the calculation of common stock equivalents because the options were anti-dilutive as the Company is in a net loss position.

Share - Based Compensation

The Company accounts for stock based payment awards in accordance with "Compensation - Stock Compensation."  The Company recognizes share-based compensation based on certain assumption inputs within the Black-Scholes Model.  These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment.  Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options.  Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis.  Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination.  See Note 9 for additional stock-based compensation information.

Common Stock Reserved

Unissued shares of common stock were reserved for the following purposes:

	January 2,	December 27,
	2010	2008
Exercise of options outstanding	1,564,594	1,293,900
Future grants of options	426,100	699,294

Total	1,990,694	1,993,194

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $864 and $1,110 for the fiscal years 2009 and 2008, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2007, the FASB updated “Business Combinations.”  Among other requirements, the update requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. The update also requires a.) costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs; b.) the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination; and c.) an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  Other key provisions of this update include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company adopted this update as of December 28, 2008 and has applied its provisions prospectively to business combinations that have occurred after adoption.

In April 2009, the FASB issued “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This update requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with “Accounting for Contingencies,” and “Reasonable Estimation of the Amount of a Loss.”  Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies, and carry forward without significant revision the guidance in “Business Combinations.”  This update is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 28, 2008.  The Company adopted this update effective December 16, 2008.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

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

In October 2009, the FASB issued “Revenue Arrangements with Multiple Deliverables.” This statement provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

2.     ACCOUNTS RECEIVABLE

The Company’s accounts receivable are comprised as follows:

	Fiscal Years Ended
	January 2, 2010	December 27, 2008
Billed	$37,504	$45,855
Accrued and unbilled	2,160	7,044
Work-in-progress	7,887	3,953
Allowance for doubtful accounts and sales discounts	(1,198)	(1,082)

Accounts receivable, net	$46,353	$55,770

3.     NOTE RECEIVABLE

On February 26, 2008, the Company accepted a promissory note from a customer for $7.4 million in payment of a like amount of accounts receivable from that customer.  The customer paid $1.3 million through April 30, 2008 at which point management of the Company concluded that the customer was going to default on its May 1, 2008 installment payment.  During 2008 the Company wrote off the note receivable.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

4.     ACQUISITIONS

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

Future Contingent Payments

The Company has three active acquisition agreements whereby future contingent consideration may be earned and paid (NuSoft, MBH and PSG as described herein).  The NuSoft and MBH acquisitions were accounted for under “Business Combinations” which did not require that the estimated fair value of contingent consideration be recorded as a liability.  The Company has not recorded any liability associated with the contingent consideration that may be paid for the NuSoft and MBH acquisitions.  The PSG acquisition was accounted for under “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations That Arise from Contingencies” which requires that the fair value of any future contingent consideration be recorded as a liability.  The Company has determined that the estimated fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition is $0.9 million.  The amount actually paid, if any, may substantially exceed the estimated fair value.  Changes in the fair value, if any, will be recognized in earnings.  The Company has recorded this liability and increased its goodwill by a like amount.

The Company’s outstanding Deferred Consideration obligations potentially due after January 2, 2010, which relate to the three acquisitions, could result in the following maximum Deferred Consideration payments:

Fiscal Years	Amount
2010	$2,800
2011	1,650
Thereafter	850
Maximum Deferred Consideration	$5,300

The Company cannot estimate the Deferred Consideration payments with any certainty.  However, the Company believes that any payments that may be made for fiscal year 2010 will not exceed $0.5 million.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

4.     ACQUISITIONS (CONTINUED)

The purchase consideration at closing consisted of $4.5 million in cash and 700,000 shares of RCM’s common stock (the “Common Stock”), valued at $3.7 million.  Post closing consideration consisted of potential Deferred Consideration payments up to $4.4 million and additional Earnout payments, both amounts contingent upon NuSoft achieving certain base levels of operating income for certain post closing periods following the purchase.  The acquisition has been accounted for under the purchase method of accounting.  The source of cash utilized in the NuSoft acquisition was from the Company's revolving credit facility.  The purchase price paid at closing of approximately $8.2 million has been allocated as follows:

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

Customer relationships	$835
Covenants-not-to-compete	41
Goodwill	2,175
Equipment	36
$3,087

The Deferred Consideration and Earnouts, to the extent paid, will be recorded as additional purchase consideration and added to goodwill on the consolidated balance sheet.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

4.     ACQUISITIONS (CONTINUED)

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

The PSG purchase consideration at closing consisted of $0.8 million in cash and 100,000 shares of RCM's Common Stock, valued at $0.2 million.  The fair value of the common shares issued was determined based on the closing market price of the Company's common stock on the last trading day prior to the effective date of the acquisition.  Post closing consideration consisted of potential Deferred Consideration payments up to $1.5 million and additional Earnout payments, both amounts contingent upon PSG achieving certain base levels of operating income for certain post closing periods following the purchase.  Additionally, the Company recorded a liability of $0.9 million for the estimated fair value of future contingent consideration ("Contingent Consideration") potentially due in connection with the PSG acquisition.  The effect of this transaction on the Company's consolidated financial statements was not material.

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

	Fiscal Years Ended
	January 2, 2010	December 27, 2008
Revenues	$191,981	$221,963
Operating income (loss)	$1,429	($43,113)
Net income (loss)	$6,993	($39,265)
Diluted earnings (loss) per share	$0.54	($3.05)

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.    PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	January 2,	December 27,
	2010	2008
Equipment and furniture	$3,000	$2,893
Computers and systems	7,046	7,232
Leasehold improvements	1,182	1,153
	11,228	11,278

Less: accumulated depreciation and amortization	6,460	5,692

	$4,768	$5,586

The Company writes off fully depreciated assets each year.  In fiscal 2009 and 2008, the write-offs were $837 and $1,205, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    GOODWILL

As of November 28, 2009, the Company conducted its annual assessment of goodwill for impairment.  To assess goodwill for impairment, the Company first compares the fair value of its reporting units with their net book value.  The fair value of the reporting units is estimated using discounted expected future cash flows. If the fair value of the reporting units exceeds their net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of the reporting units exceeds their fair value, a second test is performed to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, the Company determines the implied fair value of goodwill in the same manner as if the reporting units were being acquired in a business combination. Specifically, the fair value of the reporting units is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on the balance sheet, an impairment charge for the difference is recorded.

Based on the results of the annual assessment of goodwill for impairment, the fair value of all reporting units exceeded net book value as of November 28, 2009 and, therefore, there was no impairment of goodwill. Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  We look to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units, and under such calculations the fair value exceeded the recorded goodwill by at least 25% for each of the reporting units.  Accordingly, the Company has determined it is not necessary to disclose detailed assumptions or estimates used in its impairment test.

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting units or the goodwill impairment charge, if any.

The allocation of the fair value of the reporting units to individual assets and liabilities within reporting units also requires the Company to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, non-competition agreements and current replacement costs for certain property, plant and equipment.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    GOODWILL (CONTINUED)

The changes in the carrying amount of goodwill for the years ended January 2, 2010 and December 27, 2008 are as follows:

	Information Technology	Engineering	Commercial	Total
Balance as of December 29, 2007	$29,643	$8,141	$1,804	$39,588

Goodwill acquired during 2008	7,300	100	-	7,400

Goodwill impairment during 2008	(32,209)	(8,241)	-	(40,450)

Balance as of December 27, 2008	$4,734	$ -	$1,804	$6,538

Goodwill acquired during 2009	729	100	-	829

Contingent consideration recorded	893	-	-	893

Balance as of January 2, 2010	$6,356	$100	$1,804	$8,260

7.     INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the years ended January 2, 2010 and December 27, 2008 are as follows:

	Information Technology	Engineering	Commercial	Total
Balance as of December 29, 2007	$236	$113	$ -	$349

Intangibles acquired during 2008	3,560	-	-	3,560

Amortization of intangibles during 2008	(733)	(34)	-	(767)

Intangibles impairment during 2008	(2,866)	-	-	(2,866)

Balance as of December 27, 2008	$197	$79	$ -	$276

Intangibles acquired during 2009	291	-	-	291

Amortization of intangibles during 2009	(68)	(35)	-	(103)

Balance as of January 2, 2010	$420	$44	$ -	$464

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.     INTANGIBLE ASSETS (CONTINUED)

	Schedule Intangible Asset Classes
	Information Technology	Engineering	Commercial Services	Total
Balance as of January 2, 2010

Restricted covenants	$33	$8	$ -	$41

Customer relationships	387	36	-	423

	$420	$44	$ -	$464

	Schedule Intangible Asset Amortization
Fiscal Year	Information Technology	Engineering	Commercial Services	Total
2010	$105	$34	$ -	$139

2011	105	10	-	115

2012	105	-	-	105

Thereafter	105	-	-	105

	$420	$44	$ -	$464

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

At January 2, 2010 and December 27, 2008, there were $0.0 million and $4.9 outstanding borrowings under this facility, respectively.  At January 2, 2010, there were letters of credit outstanding for $1.6 million. At January 2, 2010, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.  The Revolving Credit Facility expires in August 2011.

The weighted average interest rates under the Revolving Credit Facility for the fiscal year ended January 2, 2010 and December 27, 2008 were 2.2% and 3.8%, respectively.  The majority of borrowings in 2009 and 2008 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.     SHARE BASED COMPENSATION

At January 2, 2010, the Company had five share-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based upon the closing market price of the Company’s common stock on the date of grant.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance. Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

The Company recognizes compensation costs in the financial statements for all share-based payments in accordance with “Share-Based Payment.”  The straight-line recognition method is used to recognize compensation expense associated with share-based payments that are subject to graded vesting based on service conditions.  Share-based compensation expense of $181 and $100 was recognized for the years ended January 2, 2010 and December 27, 2008, respectively.

The Company estimated the weighted average fair value of options granted using the Black-Scholes Option Pricing Model.  The Black-Scholes option weighted average assumptions used in the valuation of stock options for the fiscal years ended January 2, 2010 and December 27, 2008 were as follows:

	Fiscal Years Ended
	January 2, 2010	December 27, 2008
Weighted average risk-free interest rate	2.23%	3.04%
Expected term of option	5 years	5 years
Expected stock price volatility	67%	61%
Expected dividend yield	$0.0	$0.0
Annual forfeiture rate	12.9%	16.1%
Weighted-average grant date fair value	$1.05	$2.57

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of January 2, 2010, options to purchase 60,455 shares of common stock granted under the 1992 Plan were outstanding.

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of January 2, 2010, options to purchase 50,000 shares of common stock granted under the 1994 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.     SHARE BASED COMPENSATION (CONTINUED)

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of January 2, 2010, options to purchase 677,045 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of January 2, 2010, -0- shares of common stock were available for future grants under the 2000 Plan, and options to purchase 503,194 shares of common stock granted under the 2000 Plan were outstanding.

The 1992 Plan, 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for issuance.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of January 2, 2010, 426,100 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 273,900 shares of common stock granted under the 2007 Plan were outstanding.

As of January 2, 2010, the Company had approximately $245 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.     SHARE BASED COMPENSATION (CONTINUED)

Transactions related to all stock options are as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 29, 2007	1,462,000	$4.48
Options granted	56,950	4.93
Options exercised	-	-
Options forfeited/cancelled	(225,050)	4.60

Options outstanding as of December 27, 2008	1,293,900	$4.48

Options exercisable as of December 27, 2008	1,214,500

Intrinsic value of outstanding stock options as of December 27, 2008	$0.0

Options outstanding as of December 27, 2008	1,293,900	$4.48
Options granted	365,194	$1.84
Options exercised	-	-
Options forfeited/cancelled	(94,500)	$4.45

Options outstanding as of January 2, 2010	1,564,594	$3.87

Options exercisable as of January 2, 2010	1,162,400	$4.32

Intrinsic value of outstanding stock options as of January 2, 2010	$231,088

The following table summarizes information about stock options outstanding at January 2, 2010:

Range of Exercise Prices	Number of Outstanding Options		Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$0.95 - $0.95	20,000	0	9.18	-	$0.95	$0.00
$1.73 - $2.60	335,194	0	9.62	-	$1.91	$0.00
$3.00 - $4.50	818,500	818,500	3.89	3.89	$3.95	$3.95
$4.70 - $7.05	355,900	333,900	4.36	4.13	$5.11	$5.07

$9.16 - $9.81	35,000	10,000	7.54	7.53	$9.62	$9.16
$0.95 - $9.81	1,564,594	1,162,400	5.37	3.99	$3.87	$4.32

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.     SHARE BASED COMPENSATION (CONTINUED)

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001.  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  During the fiscal year ended January 2, 2010, there were 86,752 shares issued under the Purchase Plan for net proceeds of $83.  As of January 2, 2010, there were 94,536 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended January 2, 2010 and December 27, 2008 was $48 and $34, respectively.

On June 18, 2009, the Company's stockholders approved an amendment to the Purchase Plan increasing the total number of shares of common stock authorized for purchase by 300,000 (from 500,000 to 800,000 shares).  As of January 2, 2010, the issuance of these shares has not yet been registered with the SEC.

10.   RETIREMENT PLANS

Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada and Puerto Rico (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for years ended January 2, 2010 and December 27, 2008 were $545 and $527, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.  COMMITMENTS

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt (“Mr. Kopyt”), which currently provides for an annual base salary of $625 and other customary benefits.  In addition, the agreement provides that Mr. Kopyt’s annual bonus is based on EBITDA, defined as earnings before interest, taxes, depreciation, and amortization.  The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year.  The agreement expires on February 28, 2013.  The employment agreement is terminable by the Company upon Mr. Kopyt’s death or disability, or for “good and sufficient cause,” as defined in the agreement.

Termination Benefits Agreement

The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the "Benefits Agreement").  Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the "Extended Term").  If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of January 2, 2010, Mr. Kopyt would have been entitled to cash payments of approximately $5.7 million (representing salary and excise tax payments).

Severance Agreement

The Company is party to a Severance Agreement with Mr. Kopyt,  amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Severance Agreement”).  The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt’s employee benefits for a specified time after his service with the Company is terminated other than “for cause,” as defined in the Severance Agreement.  Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement.  If Mr. Kopyt had been terminated as of January 2, 2010, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $3.9 million, inclusive of employee benefits.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.  COMMITMENTS (CONTINUED)

Operating Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms in excess of one year, exclusive of operating escalation charges, are as follows:

Fiscal Years	Amount
2010	$3,842
2011	3,176
2012	2,017
2013	791
2014	147
Thereafter	96
Total	$10,069

Rent expense for the fiscal years ended January 2, 2010 and December 27, 2008 was $3,408 and $3,564, respectively.

The Company subleases space to other tenants at various office locations under cancelable lease agreements.  During fiscal 2009 and 2008 revenues of approximately $343 and $384, respectively, were recognized under these leasing arrangements.

12.  RELATED PARTY TRANSACTIONS

A director of the Company is a shareholder in a law firm that has rendered various legal services to the Company.  Fees paid to the law firm have not been significant.

13.  INCOME TAXES

The components of income tax (benefit) expense are as follows:

	Years Ended
	January 2, 2010	December 27, 2008
Current
Federal	$622	$ -
State and local	719	189
Foreign	799	1,122

	2,140	1,311
Deferred
Federal	2,083	(4,549)
State	(36)	(1,320)

	2,047	(5,869)

Total	$4,187	($4,558)

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.  INCOME TAXES (CONTINUED)

The income tax provisions reconciled to the tax computed at the statutory Federal rate was:

	January 2, 2010	December 27, 2008
Tax at statutory rate (credit)	34.0%	34.0%
State income taxes, net of Federal income tax benefit	4.1	1.7
Permanent differences	1.3	(0.3)
Foreign income tax effect	(1.7)	(0.5)
Non-deductible impairment of goodwill and intangible assets	-	(23.1)
Other, net	-	(1.5)
Total income tax expense	37.7%	10.3%

At January 2, 2010 and December 27, 2008, deferred tax assets and liabilities consist of the following:

	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
	Current		Long Term
Deferred tax assets:
Loss carryforwards	$208	$2,387	$ -	$ -
Allowance for doubtful accounts	479	432	-	-
Alternative minimum tax credits	-	178	-	-
Acquisition amortization, net	-	-	3,828	4,376
Reserves and accruals	639	156	-	-
Other	-	43	-	-
Valuation allowance	(208)	(358)	-	-
Net	1,118	2,888	3,828	4,376

Deferred tax liabilities:
Prepaid expense deferral	(413)	(634)	-	-
	(413)	(634)	-	-
Net deferred tax assets	$705	$2,204	$3,828	$4,376

The Company recorded deferred tax assets related to loss carryforwards of $0.2 million and $2.4 million as of January 2, 2010 and December 27, 2008, respectively.  The Company utilized the remaining Federal NOL of $2,029 during the year ended January 2, 2010 to reduce the current federal tax provision.  As of January 2, 2010 the Company projects that it will not have any remaining federal net operating loss carryforward and the deferred tax asset of $0.2 million pertains to a state net operating loss in one state.  In order to utilize the underlying state net operating loss carryforward, the Company will need to generate future taxable income in this state and the future tax laws in this state will need to permit the offset against such taxable net operating income, if any.  There can be no assurance that such levels of taxable income will be generated or that the future tax laws will permit such offset.  Therefore, the Company has recorded a full valuation allowance against the state net operating loss carryforward as of January 2, 2010.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.  INCOME TAXES (CONTINUED)

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at January 2, 2010 or December 27, 2008.  The Company’s policy is to record interest and penalty, if any, in interest expense.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company and its subsidiaries are no longer subject to income tax examinations by taxing authorities for years prior to 2006.

14.  SEGMENT INFORMATION

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Fiscal 2009	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$87,896	$62,220	$39,277	$ -	$189,393

Cost of services	66,209	48,033	28,316	-	142,558

Selling, general and administrative	23,435	10,841	9,609	-	43,885

Depreciation and amortization	741	684	196	-	1,621

Operating (loss) income	($2,489)	$2,662	$1,156	$ -	$1,329

Total assets	$21,585	$24,920	$9,927	$21,777	$78,209
Capital expenditures	$71	$433	$2	$296	$802

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.  SEGMENT INFORMATION (CONTINUED)

Fiscal 2008	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$103,446	$59,251	$46,580	$ -	$209,277

Cost of services	76,223	45,335	33,744	-	155,302

Selling, general and administrative	26,342	10,061	10,165	-	46,568

Depreciation and amortization	1,378	512	177	-	2,067

Bad debt - note receivable	-	6,090	-	-	6,090

Impairment of goodwill and intangible assets	35,075	8,240	-	-	43,315

Operating (loss) income	($35,572)	($10,987)	$2,494	$ -	($44,065)

Total assets	$22,419	$27,941	$14,059	$14,422	$78,841
Capital expenditures	$122	$367	$168	$2,010	$2,667

The Company derives a majority of its revenue from companies headquartered in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico.  The Company anticipates opening a branch office in Ireland during 2010.  Revenues and total assets by geographic area for the years ended January 2, 2010 and December 27, 2008 are as follows:

	January 2,	December 27,
	2010	2008
Revenues
United States	$163,572	$185,238
Canada	22,540	20,605
Puerto Rico	3,281	3,434
	$189,393	$209,277

Total Assets
United States	$66,020	$70,515
Canada	10,852	7,433
Puerto Rico	1,337	983
	$78,209	$78,841

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal Year Ended January 2, 2010

	Sales	Gross Profit	Net Income	Basic and Diluted Net Income Per Share
1st Quarter	$48,048	$10,941	$5,553	$0.43
2nd Quarter	47,223	11,578	246	0.02
3rd Quarter	44,751	11,840	437	0.03
4th Quarter	49,371	12,476	686	0.06

Total	$189,393	$46,835	$6,922	$0.54

Fiscal Year Ended December 27, 2008

	Sales	Gross Profit	Net (Loss) Income	Diluted Net (Loss) Income Per Share (a)
1st Quarter	$49,114	$12,298	($2,669)	($0.22)
2nd Quarter	55,011	15,150	1,440	0.11
3rd Quarter	51,617	13,255	565	0.04
4th Quarter(a)	53,535	13,272	(39,141)	(3.06)

Total	$209,277	$53,975	($39,805)	($3.15)

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
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.  CONTINGENCIES

The Company is party to two agreements of indemnity related to the performance of two construction projects. One of these construction projects is managed by a former customer of the Company and the construction for this project was completed in the third quarter of 2009.  The second of these construction projects was managed by the same customer prior to November 2008 when the initial contract was transferred to the Company.  The Company now acts as the general contractor on this construction project.  The contract price is approximately $6.2 million and management of the Company estimates it was approximately 99% complete as of January 2, 2010.  The Company believes this project will be finished in the first quarter of fiscal year 2010.  In the event of non-performance on either construction project, the Company may be obligated to indemnify the project owners for certain cost overruns on such projects.  Management believes that any such cost overruns would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  The Company has accrued a provision for losses aggregating approximately $0.7 million and $0.4 million as of January 2, 2010 and December 27, 2008, respectively.  Asserted claims in these matters seek approximately $3.6 million in damages as of January 2, 2010.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

17.  LEGAL SETTLEMENT

In 2002, the Company recorded a charge of $7.6 million relating to a lawsuit with two former officers and directors who joined the Company through an acquisition in 1996.  The Company filed suit on professional liability claims against the attorneys and law firms who had served as its counsel in the acquisition transaction and in connection with its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction.  In 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $0.8 million.  In March 2009, the Company entered into a settlement agreement with the remaining defendants in this lawsuit.  The Company received $9.8 million on March 27, 2009.

18.  SUBSEQUENT EVENT

The Company announced on February 3, 2010 that its Board of Directors had approved a program to repurchase up to $7.5 million of the Company’s outstanding shares of common stock from time to time over the subsequent 12 months, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise.  The program may be suspended or discontinued at any time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
RCM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries (the Company) as of January 2, 2010 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income (loss) and cash flows for the year ended January 2, 2010.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of January 2, 2010, and the consolidated results of its operations and its cash flows for the year ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the Consolidated Financial Statement Schedule, Schedule II – Valuation and Qualifying Accounts and Reserves for the year ended January 2, 2010.  In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Amper, Politziner and Mattia LLP
Amper, Politziner and Mattia LLP
Edison, New Jersey
March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
RCM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries (the Company) as of December 27, 2008 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the year then ended.  Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 27, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.   Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
March 24, 2009

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended January 2, 2010 and December 27, 2008
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period

Fiscal Year Ended January 2, 2010

Allowance for doubtful accounts on trade receivables	$1,082	$1,140	$ -	$1,024	$1,198

Fiscal Year Ended December 27, 2008

Allowance for doubtful accounts on trade receivables	$1,723	$7,674	$ -	$8,315	$1,082

EXHIBIT INDEX

(21)	Subsidiaries of the Registrant.

23.1	Consent of Amper, Politziner & Mattia, LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Business Support Group of Michigan, Inc.
Cataract, Inc.
Programming Alternatives of Minnesota, Inc.
RCM Technologies Ireland Ltd.
RCM Technologies Ireland Holding Ltd.
RCM Technologies Services Company, Inc.
RCM Technologies (USA), Inc.
RCM Technologies Canada Corp.
RCMT Delaware, Inc.
Soltre Technology, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
RCM Technologies, Inc.

We have issued our report dated March 11, 2010 with respect to the consolidated financial statements and related schedules which are included in the Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the fiscal year ended January 2, 2010.  We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 333-145904, effective September 6, 2007, File No. 333-61306, effective April 21, 1993, File No. 333-80590, effective June 22, 1994, File No. 333-48089, effective March 17, 1998, File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000).

/s/ Amper, Politziner and Mattia LLP
Amper, Politziner and Mattia LLP
Edison, New Jersey
March 11, 2010

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
RCM Technologies, Inc.

We have issued our report dated March 24, 2009 with respect to the consolidated financial statements and schedule included in the Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the year ended January 2, 2010.  We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 333-145904, effective September 6, 2007, File No. 333-61306, effective April 21, 1993, File No. 333-80590, effective June 22, 1994, File No. 333-48089, effective March 17, 1998, File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000).

/s/Grant Thornton LLP
Grant Thornton LLP
Philadelphia, Pennsylvania
March 11, 2010

EXHIBIT 31.1

CERTIFICATION

I, Leon Kopyt, certify that:

1.I have reviewed this annual report on Form 10-K of RCM Technologies, Inc. (the “registrant”);

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this  report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 11, 2010	/s/	Leon Kopyt
Leon Kopyt Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Kevin D. Miller, certify that:

1.I have reviewed this annual report on Form 10-K of RCM Technologies, Inc. (the “registrant”);

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 11, 2010	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer, and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the fiscal year ended January 2, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Leon Kopyt
Leon Kopyt Chief Executive Officer March 11, 2010

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the fiscal year ended January 2, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer March 11, 2010

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.