Form 10-Q
period 2010-04-03
RCM TECHNOLOGIES INC
filed 2010-05-11
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [  ]     NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):
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

Common Stock, $0.05 par value, 12,999,178 shares outstanding as of May 11, 2010.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of April 3, 2010 (Unaudited) and January 2, 2010	3

	Unaudited Consolidated Statements of Income for the Thirteen Week Periods Ended April 3, 2010 and March 28, 2009	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Thirteen Week Period Ended April 3, 2010 and Unaudited Consolidated Statements of Comprehensive Income for the Thirteen Week Periods Ended April 3, 2010 and March 28, 2009	5

	Unaudited Consolidated Statements of Cash Flows for the Thirteen Week Periods Ended April 3, 2010 and March 28, 2009	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	[Removed and Reserved]	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Signatures		37

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 3, 2010 and January 2, 2010
(In thousands, except share and per share amounts)

	April 3,	January 2,
	2010	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$12,252	$10,942
Accounts receivable, net	50,159	45,958
Prepaid expenses and other current assets	3,615	2,638
Deferred income tax assets	705	705
Assets of discontinued operations	174	672
Total current assets	66,905	60,915

Property and equipment, net	4,170	4,548

Other assets:
Deposits	172	194
Goodwill	8,260	8,260
Intangible assets, net	429	464
Deferred income tax assets	3,828	3,828
Total other assets	12,689	12,746

Total assets	$83,764	$78,209

Current liabilities:
Accounts payable and accrued expenses	$8,574	$7,246
Accrued payroll and related costs	8,619	6,410
Income taxes payable	30	-
Liabilities of discontinued operations	373	357
Total current liabilities	17,596	14,013

Contingent consideration	893	893

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
12,999,178 and 12,960,778 shares issued and outstanding at April 3, 2010 and January 2, 2010, respectively	650	648
Additional paid-in capital	107,398	107,262
Accumulated other comprehensive income	1,329	1,267
Accumulated deficit	(44,102)	(45,874)
Total stockholders' equity	65,275	63,303

Total liabilities and stockholders’ equity	$83,764	$78,209

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen Week Periods Ended April 3, 2010 and March 28, 2009 (Unaudited) (In thousands, except per share amounts)

	Thirteen Week Periods Ended
	April 3, 2010	March 28, 2009

Revenues	$49,056	$46,657
Cost of services	36,364	36,089
Gross profit	12,692	10,568

Operating costs and expenses
Selling, general and administrative	10,305	10,516
Depreciation and amortization	350	360
	10,655	10,876

Operating income (loss) from continuing operations	2,037	(308)

Other (expense) income
Interest expense, net and other	(38)	(20)
Loss on foreign currency transactions	(7)	(10)
Legal settlement	-	9,750
	(45)	9,720

Income from continuing operations before income taxes	1,992	9,412

Income tax (benefit) expense from continuing operations	(412)	3,775

Net income from continuing operations	2,404	5,637

Loss from discontinued operations, net of tax benefit	(632)	(84)

Net income	$1,772	$5,553

Basic and diluted net earnings per share data:

Net income from continuing operations	$0.18	$0.44

Loss from discontinued operations, net of tax benefit	($0.04)	($0.01)

Net income	$0.14	$0.43

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirteen Week Period Ended April 3, 2010 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance, January 2, 2010	12,960,778	$648	$107,262	$1,267	($45,874)	$63,303

Issuance of stock under employee stock purchase plan	38,400	2	71	-	-	73
Translation adjustment	-	-	-	62	-	62
Stock based compensation expense	-	-	65	-	-	65
Net income	-	-	-	-	1,772	1,772

Balance, April 3, 2010	12,999,178	$650	$107,398	$1,329	($44,102)	$65,275

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Week Periods Ended April 3, 2010 and March 28, 2009 (Unaudited) (In thousands)

	April 3,	March 28,
Thirteen Week Periods Ended	2010	2009

Net income	$1,772	$5,553
Foreign currency translation adjustment	62	(64)
Comprehensive income	$1,834	$5,489

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended April 3, 2010 and March 28, 2009 (Unaudited) (In thousands)

	April 3, 2010	March 28, 2009
Cash flows from operating activities:
Net income	$1,772	$5,553

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377	381
Loss on disposal of fixed assets	269	-
Stock-based compensation expense	65	93
Provision for losses on accounts receivable	134	228
Deferred income tax (benefit) expense	-	2,292
Changes in assets and liabilities:
Accounts receivable	(3,952)	4,308
Prepaid expenses and other current assets	(1,063)	482
Accounts payable and accrued expenses	1,330	(1,001)
Accrued payroll and related costs	2,106	(2,779)
Income taxes payable	190	(204)
Total adjustments	(544)	3,800
Net cash provided by operating activities	1,228	9,353

Cash flows from investing activities:
Property and equipment acquired	(13)	(255)
Decrease in deposits	20	37
Net cash provided by (used in) investing activities	7	(218)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	73	37
Net repayments on line of credit	-	(4,900)
Net cash provided by (used in) financing activities	73	(4,863)
Effect of exchange rate changes on cash and cash equivalents	2	(24)
Increase in cash and cash equivalents	1,310	4,248
Cash and cash equivalents at beginning of period	10,942	815

Cash and cash equivalents at end of period	$12,252	$5,063

Supplemental cash flow information:
Cash paid for:
Interest	$51	$67
Income taxes	$483	$1,003

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.     Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended January 2, 2010 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week period ended April 3, 2010 are not necessarily indicative of results that may be expected for the full year.

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.   See Note 17 to the Consolidated Financial Statements included in this report for further details of this discontinued operation.

2.     Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2010 was a 53-week reporting year.  The first fiscal quarter of 2010, the 2009 fiscal year and the first fiscal quarter of 2009 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date

March 28, 2009	Thirteen	Thirteen
January 2, 2010	Thirteen	Fifty-Three
April 3, 2010	Thirteen	Thirteen

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

4.     Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	April 3, 2010	January 2, 2010
Billed	$39,892	$37,099
Accrued and unbilled	3,261	2,160
Work-in-progress	8,254	7,887
Allowance for doubtful accounts and sales discounts	(1,248)	(1,188)

Accounts receivable, net	$50,159	$45,958

5.     Acquisitions

General
In connection with certain acquisitions, the Company is obligated to pay future contingent consideration to the sellers upon the acquired business achieving certain earnings targets over periods ranging from two to four years following the acquisition.  In general, the future contingent consideration amounts fall into one of two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

Future Contingent Payments
The Company has three active acquisition agreements whereby future contingent consideration may be earned and paid (NuSoft and MBH acquired in 2008 and PSG acquired in 2009).  Prior to December 2007 and the NuSoft and MBH acquisitions, the Financial Accounting Standards Board (“FASB”) issued “Business Combinations” which did not require that the estimated fair value of contingent consideration be recorded as a liability.  The Company has not recorded any liability associated with the contingent consideration that may be paid in connection with its March 19, 2008 acquisition of the operating assets of NuSoft Solutions, Inc. (“NuSoft”) or its April 28, 2008 acquisition of the operating assets of MBH Solutions, Inc. (“MBH”), both as described in Note 4 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010.  Prior to April 2009 and the Company’s July 6, 2009 acquisition of the operating assets of Project Solutions Group, Inc. (“PSG”), as described below, FASB issued “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations That Arise from Contingencies” which requires that the fair value of any future contingent consideration be recorded as a liability.  The Company has determined that the estimated fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition is approximately $0.9 million.  The amount actually paid, if any, may substantially exceed the estimated fair value.  The Company has recorded this liability and increased its goodwill by a like amount.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

5.      Acquisitions (Continued)

The Company’s outstanding Deferred Consideration obligations potentially due after April 3, 2010, which relate to the NuSoft, MBH and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

Year Ending	Amount
January 1, 2011	$2,800
December 31, 2011	1,650
Thereafter	850
Maximum deferred consideration	$5,300

The Company cannot estimate future Deferred Consideration payments with any certainty.  However, the Company does not believe that any Deferred Consideration payments will be made during the fiscal year ending January 1, 2011.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Any Earnouts paid, if any, are not likely to be material.  The Company does not believe that any Earnouts will be paid during the fiscal year ending January 1, 2011.

Project Solutions Group, Inc.
On July 6, 2009, the Company purchased the operating assets of PSG.  PSG is a specialty provider of information technology services.  PSG provides expert project management and training services to a diverse client base.  PSG helps clients deploy Microsoft's project management tools to streamline and coordinate project-based initiatives across their organizations.

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

The PSG purchase consideration at closing consisted of $0.8 million in cash and 100,000 shares of the Company's common stock, valued at $0.2 million.  The fair value of the common shares issued was determined based on the closing market price of the Company's common stock on the last trading day prior to the effective date of the acquisition.  Post closing consideration consisted of potential Deferred Consideration payments up to $1.5 million and additional Earnout payments, both amounts are contingent upon PSG achieving certain base levels of operating income for certain post closing periods following the purchase.  Additionally, the Company recorded a liability of approximately $0.9 million for the estimated net preset value of future contingent consideration potentially due in connection with the PSG acquisition.  The effect of this transaction on the Company's consolidated financial statements was not material.

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

Pro Forma Results of Operations
The following (unaudited) results of operations have been prepared assuming the PSG acquisition had occurred as of the beginning of the periods presented.  Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisition occurred as of the beginning of the periods presented.

	Thirteen Week Periods Ended
	April 3, 2010	March 28, 2009
Revenues	$49,056	$47,840
Operating income (loss) from continuing operations	$2,037	($248)
Net income from continuing operations	$2,404	$5,668
Diluted earnings per share from continuing operations	$0.18	$0.43

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

Property and equipment are comprised of the following:

	April 3,	January 2,
	2010	2010
Equipment and furniture	$2,817	$2,943
Computers and systems	5,851	6,630
Leasehold improvements	1,075	1,169
	9,743	10,742

Less: accumulated depreciation and amortization	5,573	6,194

	$4,170	$4,548

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.      New Accounting Standards

In October 2009, FASB issued “Revenue Arrangements with Multiple Deliverables.” This statement provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

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

There were no borrowings during the thirteen week period ended April 3, 2010.  During the thirteen week period ended March 28, 2009, the Company’s outstanding borrowings ranged from $-0- million to $4.9 million.  The majority of borrowings in 2009 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more.  The weighted average interest rate under the Revolving Credit Facility for the thirteen week period ended March 28, 2009 was 2.2%.  At April 3, 2010 and January 2, 2010, there were letters of credit outstanding for $2.4 million and $1.6 million, respectively.  At April 3, 2010, the Company had availability for additional borrowings under the Revolving Credit Facility of $12.6 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.      Goodwill

The Company is required to perform a goodwill impairment test on at least an annual basis.  Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of the last day of the Company's fiscal November each year, or more frequently if indicators of impairment exist.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There were no triggering events during the thirteen week period ended April 3, 2010 that indicated a need to perform the impairment test prior to the Company's annual test date.

The carrying amount of goodwill for the thirteen week period ended April 3, 2010 is summarized as follows:

	Information Technology	Engineering	Commercial	Total

Balance as of April 3, 2010	$6,356	$100	$1,804	$8,260

10.    Intangible Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

The following table reflects the components of intangible assets, excluding goodwill:

	Information Technology	Engineering	Commercial	Total
Balance as of January 2, 2010	$420	$44	$ -	$464

Amortization of intangibles during the thirteen week period ended April 3, 2010	26	9	-	35

Balance as of April 3, 2010	$394	$35	$ -	$429

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.   Stockholders' Equity

Common Stock Reserved
Unissued shares of common stock were reserved for the following purposes:

	April 3, 2010	January 2, 2010

Exercise of options outstanding	1,546,594	1,564,594
Future grants of options or shares	426,100	426,100

Total	1,972,694	1,990,694

12.   Earnings Per Share

Both basic and diluted earnings (loss) per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of operations.

The number of common shares used to calculate basic and diluted (loss) earnings per share for the thirteen week periods ended April 3, 2010 and March 28, 2009 was determined as follows:

	Thirteen Week Periods Ended
	April 3, 2010	March 28, 2009

Basic
Weighted average shares outstanding	12,999,178	12,813,522

Diluted
Shares used for basic calculation	12,999,178	12,813,522
Dilutive effect of options granted under the Company’s stock option plans	53,889	-
	13,053,067	12,813,522

13.    Share - Based Compensation

At April 3, 2010, the Company had five share-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based upon the closing market price of the Company’s common stock on the date of grant.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance. Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.    Share - Based Compensation (Continued)

The Company recognizes compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with “Share-Based Payment, revised 2004.”  Compensation cost recognized in 2010 and 2009 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated, adjusted for estimated forfeitures, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated, adjusted for estimated forfeitures. The straight-line recognition method is used to recognize compensation expense associated with share-based payments that are subject to graded vesting based on service conditions.

Share-based compensation expense of $65 and $93 was recognized for the thirteen week periods ended April 3, 2010 and March 28, 2009, respectively.

No options were granted during the thirteen week period ended April 3, 2010.  The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during the thirteen week period ended March 28, 2009 has been estimated using the following assumptions:

Thirteen Week Period Ended March 28, 2009
Weighted average risk-free interest rate	1.90%
Expected term of option	5 years
Expected stock price volatility	64%
Expected dividend yield	-
Annual forfeiture rate	15.9%
Weighted-average grant date fair value	$0.52

Activity regarding outstanding options for the thirteen week period ended April 3, 2010 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 2, 2010	1,564,594	$3.87
Options granted	-	$ -
Options exercised	-	$ -
Options forfeited/cancelled	(18,000)	$5.49

Options outstanding as of April 3, 2010	1,546,594	$3.85

Option price range at April 3, 2010	$0.95 - $9.81	$3.85

Options exercisable as of April 3, 2010	1,164,400	$4.32

Intrinsic value of outstanding stock options as of April 3, 2010	$526

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.   Share - Based Compensation (Continued)

Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of the Company’s common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired.  The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options.  As of April 3, 2010, options to purchase 60,455 shares of common stock granted under the 1992 Plan were outstanding.

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of the Company’s common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of April 3, 2010, options to purchase 50,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of April 3, 2010, options to purchase 662,045 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of April 3, 2010, options to purchase 500,194 shares of common stock granted under the 2000 Plan were outstanding.

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

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of April 3, 2010, 426,100 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 273,900 shares of common stock granted under the 2007 Plan were outstanding.

As of April 3, 2010, the Company had approximately $189 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with shareholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approved where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period was 38,400.  Compensation expense for the Purchase Plan for the thirteen weeks ended April 3, 2010 and March 28, 2009 was insignificant.  As of April 3, 2010, there were 356,136 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.      Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended January 2, 2010.)

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended April 3, 2010	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$19,802	$18,702	$10,552	$ -	$49,056

Cost of services	14,471	14,064	7,829	-	36,364

Selling, general and administrative	5,144	2,799	2,362	-	10,305

Depreciation and amortization	128	176	46	-	350

Operating income from continuing operations	$59	$1,663	$315	$ -	$2,037

Total assets	$20,182	$27,863	$12,128	$23,591	$83,764
Capital expenditures	$ -	$7	$ -	$6	$13

Thirteen Week Period Ended March 28, 2009	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$21,510	$14,873	$10,274	$ -	$46,657

Cost of services	16,863	11,785	7,441	-	36,089

Selling, general and administrative	5,319	2,677	2,520	-	10,516

Depreciation and amortization	148	161	51	-	360

Operating (loss) income from continuing operations	($820)	$250	$262	$ -	($308)

Total assets	$26,196	$21,860	$11,586	$16,013	$75,655
Capital expenditures	$5	$54	$2	$194	$255

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.      Segment Information (Continued)

Revenues from continuing operations reported for each operating segment are from external customers.

The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Ireland.  Revenues by geographic area for the thirteen week periods ended April 3, 2010 and March 28, 2009 are as follows:

	Thirteen Week Periods Ended
	April 3, 2010	March 28, 2009
Revenues
U. S.	$40,127	$41,165
Canada	8,160	4,647
Puerto Rico	769	845
	$49,056	$46,657

Total assets by geographic area as of the reported periods are as follows:

	April 3, 2010	January 2, 2010
Total assets
U. S.	$70,211	$66,020
Canada	12,374	10,852
Puerto Rico	1,179	1,337
	$83,764	$78,209

15.   Legal Settlement

In 2002, the Company recorded a charge of $7.6 million relating to a lawsuit with two former officers and directors who joined the Company in connection with an acquisition in 1996.  The Company filed suit on professional liability claims against the attorneys and law firms who had served as its counsel in the acquisition transaction and in connection with its subsequent dealings with the plaintiffs concerning their various relationships with the Company resulting from that transaction.  In 2007, the Company reached a settlement with one of the law firm defendants resulting in the recovery of $0.8 million.  In March 2009, the Company entered into a settlement agreement with the remaining defendants in this lawsuit.  The Company received $9.8 million on March 27, 2009.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.   Contingencies

The Company is party to two agreements of indemnity related to the performance of two construction projects. One of these construction projects was managed by a former customer of the Company and the construction for this project was completed in the third quarter of 2009.  The second of these construction projects was managed by the same customer prior to November 2008 when the initial contract was transferred to the Company.  The Company now acts as the general contractor on this construction project.  The contract price is approximately $6.2 million and management of the Company estimates the project was approximately 99% complete as of April 3, 2010.  The Company believes this project will be finished in the second quarter of fiscal year 2010.  In the event of non-performance on either construction project, the Company may be obligated to indemnify the project owners for certain cost overruns on such projects.  Management believes that any such cost overruns would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  The Company has accrued a provision for losses aggregating approximately $0.7 million as of April 3, 2010 and January 2, 2010.  Asserted claims in these matters seek approximately $2.7 million in damages as of April 3, 2010.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Discontinued Operations

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit, included in the Company’s Information Technology segment, sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.  The Company is winding down this business unit as it completes its final engagements, which are expected to be completed during the thirteen week period ending July 3, 2010.  As a result, the Company anticipates continued operating losses in its Oracle business unit during the thirteen weeks ending July 3, 2010, albeit at a substantially lower level than the thirteen weeks ending April 3, 2010.

The net assets and liabilities of discontinued operations consist of:

	April 3,	January 2,
	2010	2010
Assets:
Accounts receivable, net	$154	$395
Prepaid expenses and other current assets	-	39
Property and equipment, net	-	220
Deposits	20	18

Total assets	$174	$672

Liabilities:
Accounts payable and accrued expenses	$325	$255
Accrued payroll and related costs	48	102

Total liabilities	$373	$357

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.      Discontinued Operations (Continued)

The income (loss) from discontinued operations consists of:

	Thirteen Week Periods Ended
	April 3, 2010	March 28, 2009
Revenues	$471	$1,391
Cost of services	744	1,018
Gross (loss) profit	(273)	373

Operating costs and expenses
Selling, general and administrative	547	491
Depreciation	26	23
Loss on disposal of fixed assets	269	-
	842	514

Operating loss from discontinued operations	(1,115)	(141)

Income tax benefit	(483)	(57)

Net loss from discontinued operations	($632)	($84)

18.   Income Taxes

The Company recognized a nonrecurring current tax benefit of $1.1 million due to the discrete nature of the first quarter 2010 goodwill and intangible asset tax deduction for the liquidation of its subsidiary described in Note 17 to the Consolidated Financial Statements.  This was partially offset by regular tax provision expense of $0.7 million on current taxable income from continuing operations, resulting in a cumulative tax benefit of approximately $0.4 million (not including the tax benefit from discontinued operations) for the first quarter of 2010.  The Company recognized an impairment of the book goodwill and intangible assets associated with this subsidiary in 2008.   During the remainder of 2010, the Company expects that taxable income from operations will be generated in an amount sufficient to offset this nonrecurring tax deduction.

Excluding the tax benefit from the nonrecurring goodwill and intangible asset tax deduction, the Company’s effective income tax rate for the thirteen week period ended April 3, 2010 was 34.5%.  This rate is lower than what the Company typically experiences due to tax abatements for 2010 in Canada.  For each of the remaining 2010 quarters, the Company anticipates its effective income tax rate will range from 34.0% to 40.0%.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Overview

RCM participates in a market that is cyclical in nature and extremely sensitive to economic changes.  As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

After normalizing for the July 6, 2009 acquisition of the operating assets of Project Solutions Group, Inc. (“PSG”), the Company experienced a small increase in revenues during the thirteen week period ended April 3, 2010 as compared to the comparable prior year period.  The Company attributes this increase primarily to improvement in the activity pipeline at several of its large Engineering segment clients.  While the Company believes general economic conditions and overall market conditions in its Information Technology and Commercial segments have improved slightly from the end of 2009, the Company is cautious regarding expectations for 2010 as the Company believes that any general economic or market recovery may be tenuous.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Revenue Recognition

The Company derives its revenues from several sources.  The Company’s Engineering and Information Technology segments perform consulting and project solutions services.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company's revenues are invoiced on a time and materials basis.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit.  The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  The Company looks to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units, and under the November 2009 calculation the fair value exceeded the recorded goodwill by at least 25% for each of the reporting units.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill and intangible assets.  There can be no assurance that future tests of goodwill and intangible asset impairment will not result in impairment charges.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of April 3, 2010, the Company had short term deferred tax assets of $0.7 million and total long term net deferred income tax assets of $3.8 million.  The short term deferred tax assets primarily represent timing differences for GAAP expense accruals not deductible for tax purposes.  The long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in the current and prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes (Continued)

The Company adopted the provisions of “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  The Company recognized no material adjustments in the liability for unrecognized income tax benefits.  The Company conducts its operations in multiple tax jurisdictions in the United States, Puerto Rico, Canada and Ireland.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2006.  The Company’s federal income tax returns have been examined through 2007.  As of April 3, 2010, the Company did not have any material uncertain tax positions.

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

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for information technology and engineering services.  When the U.S., Canadian or global economies decline, the Company’s operating performance could be adversely impacted.  The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends.  However, declines in the economy could result in the need for future cost reductions or changes in strategy.

Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional employee benefits, licensing or tax requirements with respect to the provision of employment services that may reduce the Company’s future earnings.  There can be no assurance that the Company will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

The consulting and employment services market is highly competitive with limited barriers to entry.  The Company competes in global, national, regional and local markets with numerous competitors in all of the Company's service lines.  Price competition in the industries the Company serves is significant, and pricing pressures from competitors and customers are increasing.  The Company expects that the level of competition will remain high in the future, which could limit the Company’s ability to maintain or increase its market share or profitability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 3, 2010 Compared to Thirteen Week Period Ended March 28, 2009

A summary of operating results for the thirteen week periods ended April 3, 2010 and March 28, 2009 is as follows (in thousands):

	April 3, 2010		March 28, 2009
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$49,056	100.0	$46,657	100.0
Cost of services	36,364	74.1	36,089	77.3
Gross profit	12,692	25.9	10,568	22.7

Selling, general and administrative	10,305	21.0	10,516	22.5
Depreciation and amortization	350	0.7	360	0.8
	10,655	21.7	10,876	23.3

Operating income (loss) from continuing operations	2,037	4.2	(308)	(0.6)
Other (expense) income, net	(45)	0.1	9,720	20.8

Income from continuing operations before income taxes	1,992	4.1	9,412	20.2
Income tax (benefit) expense from continuing operations	(412)	(0.8)	3,775	8.1

Net income from continuing operations	2,404	4.9	5,637	12.1

Loss from discontinued operations, net of tax benefit	(632)	(1.3)	(84)	(0.2)

Net income	$1,772	3.6	$5,553	11.9

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year to date reporting periods ended April 3, 2010 and March 28, 2009 consisted of thirteen weeks each.

Revenues.  Revenues increased 5.1%, or $2.4 million, for the thirteen week period ended April 3, 2010 as compared to the thirteen week period ended March 28, 2009 (the “comparable prior year period”).  Revenues decreased $1.7 million in the Information Technology segment, increased $3.8 million in the Engineering segment, and increased $0.3 million in the Commercial segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 3, 2010 Compared to Thirteen Week Period Ended March 28, 2009 (Continued)

Cost of Services.  Cost of services increased 0.8%, or $0.3 million, for the thirteen week period ended April 3, 2010 as compared to the comparable prior year period.  The increase in cost of services was due to the overall increase in revenues.  Cost of services as a percentage of revenues decreased to 74.1% for the thirteen week period ended April 3, 2010 from 77.3% for the comparable prior year period.  This decrease was primarily due to higher sales, favorable fixed priced contracts in our Engineering segment and decreased unbilled labor costs as compared to total labor costs for consultants (i.e., an increase in utilization of billable personnel) in our Information Technology segment.  The decrease in unbilled labor costs was due to a reduction in holidays (no New Years Day in the current period) and improved management of billable personnel.  Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2010 to remain comparable to that in the thirteen week period ended April 3, 2010, adjusted for increased vacation and holidays in the third and fourth quarters.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 2.0%, or $0.2 million, for the thirteen week period ended April 3, 2010 as compared to the comparable prior year period.  The decrease in SGA expenses is primarily due to a concerted effort by the Company to reduce SGA expenses offset by SGA expenses of $0.4 million incurred by the PSG acquisition in the thirteen weeks ended April 3, 2010.  As a percentage of revenues, SGA expenses were 21.0% for the thirteen week period ended April 3, 2010 as compared to 22.6% for the comparable prior year period.  The decrease in SGA expenses as a percentage of revenues was primarily attributable to increased revenues combined with decreased SGA expenses.  Assuming no material changes to gross profit, management expects SGA expenses for the remainder of fiscal 2010 to remain generally consistent with the SGA expenses for the thirteen week period ended April 3, 2010.

Depreciation and Amortization.  Depreciation and amortization was $0.4 million for both the thirteen week period ended April 3, 2010 and the comparable prior year period.

Other Income (Expense).  Other income (expense) consists of interest expense and unused line fees net of interest income on the Company’s loan agreement, gains and losses on foreign currency transactions and, in the comparable prior year period, $9.8 million in proceeds from a legal settlement.  Interest expense, net and other increased due to an increase in unused line fees.

Income Tax Expense From Continuing Operations.  The Company experienced an income tax benefit from continuing operations of $0.4 million for the thirteen week period ended April 3, 2010 as compared to $3.8 million expense for the comparable prior year period.  The Company recognized an income tax benefit of $1.1 million due to an anticipated 2010 goodwill and intangible asset tax deduction.  The Company recognized an impairment of the remaining goodwill and intangible assets for book purposes in 2008.

Before considering the benefit from the anticipated goodwill and intangible asset tax deduction, the effective tax rate was 34.5% for the thirteen week period ended April 3, 2010 as compared to 40.1% in the comparable prior year period. The decrease to the effective tax rate for the thirteen week period ended April 3, 2010 as compared to the comparable prior year period was due to income tax rate abatements in Canada in 2010.  Management anticipates that the effective tax rate for the remainder of fiscal 2010 will increase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 3, 2010 Compared to Thirteen Week Period Ended March 28, 2009 (Continued)

Discontinued Operations.  See Note 17 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company experienced a loss from discontinued operations, net of tax benefit of $0.6 million for the thirteen week period ended April 3, 2010 as compared to $0.1 million in the comparable prior year period.  The Company experienced an operating loss from discontinued operations of $1.1 million in the thirteen week period ended April 3, 2010 as compared to $0.1 million in the comparable prior year period.  As the Company is closing this operation, revenues are declining (eventually to zero) while cost of services and SGA expenses have not been reduced at the same pace.  This is because the Company has client service commitments until certain contractual engagements expire.  The Company must retain personnel in order to maintain those contractual commitments.  Additionally, the Company recorded severance commitments, reserved for accounts receivables the Company does not expect to collect and wrote off fixed assets that the Company cannot utilize.  The Company does not expect substantial operating losses from discontinued operations for the balance of fiscal 2010.

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $19.8 million in 2010 decreased $1.7 million, or 7.9%, as compared to the comparable prior year period.  The decrease in revenue was primarily attributable to a continued weakening of the general economy throughout 2009, a $1.0 million decrease in revenues from a major pharmaceutical client that was merged in 2009 and a concentrated effort by the Company to shift to higher gross margin revenues and offset by the PSG acquisition.  Revenues for the PSG acquisition were $0.8 million for the thirteen week period ended April 3, 2010.  The Information Technology segment operating income was $0.1 million as compared to an operating loss of $0.8 million in the comparable prior year period.  The improvement in operating income is attributable to an increase in gross profit.

Engineering

Engineering revenues of $18.7 million in 2010 increased $3.8 million, or 25.7%, as compared to the comparable prior year period.  The increase in revenue is attributable to increases in revenues from several major customers in the Company’s Power Systems Group that are operating at increased levels of spending as compared to the comparable prior year period.  The Engineering segment operating income was $1.7 million as compared to $0.3 million for the comparable prior year period.  The increase in operating income was primarily due to increased revenues and lower cost of services as a percentage of revenues offset by a higher allocation of corporate selling, general and administrative costs as compared to the comparable prior year period.

Commercial

Commercial revenues of $10.6 million in 2010 increased $0.3 million, or 2.7%, as compared to the comparable prior year period.  The increase in revenue was principally attributable to slight improvement in the revenues of the Company’s light industrial staffing unit.  The Company's light industrial staffing unit primarily operates in southern California and services mostly manufacturing and retail clients.  The Company believes that the southern California region and its manufacturing and retail industries have been significantly impacted by negative economic trends but is hopeful these trends have subsided or at least stabilized.  The Commercial segment had operating income of $0.3 million for both the thirteen week period ended April 3, 2010 and the comparable prior year period.  The Commercial segment’s largest customer is the New York City Department of Education and activity in the summer months declines significantly due to school closures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	April 3, 2010	March 28, 2009
Cash provided by (used in):
Operating activities	$1,228	$9,353
Investing activities	$7	($218)
Financing activities	$73	($4,863)

Operating Activities

Operating activities provided $1.2 million of cash for the thirteen week period ended April 3, 2010 as compared to $9.4 million in the comparable prior year period.  The major components of the cash provided by operating activities in the thirteen week period ended April 3, 2010 and the comparable prior year period are as follows: net income, accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

The largest driver of the cash provided by operating activities in the comparable prior year period was a one-time $9.8 million legal settlement ($5.8 million after tax effect).  Before considering the legal settlement and other (expense) income, there was an operating loss of $0.3 million ($0.2 million after tax effect).  During the thirteen week period ended April 3, 2010, there was operating income of $2.0 million ($1.3 million after tax effect).  Net income in the thirteen weeks ended April 3, 2010 was increased by a $1.1 million tax benefit recognized from an anticipated tax deduction associated with the liquidation of a subsidiary (see Note 17 and 18 to the Consolidated Financial Statements included in this report).

An increase in accounts receivables in the thirteen week period ended April 3, 2010 used $4.0 million as compared to providing $4.3 million in the comparable prior year period.  The Company believes the recent increase in accounts receivables is due to timing issues and that the ratio of accounts receivables to sales will improve in subsequent quarters.  The tax benefit associated with the liquidated subsidiary was the primary reason for the increase in prepaid expenses and other current assets which used $1.1 million in the thirteen weeks ended April 3, 2010 as compared to providing $0.5 million in the comparable prior year period.

An increase in accounts payable and accrued expenses in the thirteen week period ended April 3, 2010 provided $1.3 million as compared to using $1.0 million in the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase to accrued payroll and related costs in the thirteen week period ended April 3, 2010 provided $2.1 million as compared to using $2.8 million in the comparable prior year period.  The majority of the Company’s payroll is paid biweekly (paid every other Friday) and the timing of biweekly payrolls relative to quarter end dates (always a Saturday) is the major determining factor for the impact of accrued payroll and related costs on cash flow from operating activities.  The last payroll date for any quarter is the Friday one day prior to the quarter end or the prior Friday eight days before quarter end.  The last payroll date for the thirteen weeks ended April 3, 2010 was March 26, 2010, eight days before quarter end which lead to an increased accrual for payroll and related costs.  The last payroll date for the thirteen weeks ended March 28, 2009 was March 27, 2009, one day before quarter end which lead to a decreased accrual for payroll and related costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities

Investing activities provided marginally positive cash flow for the thirteen week period ended April 3, 2010 as compared to a use of $0.2 million for the comparable prior year period.  The increase in cash flow from investing activities for 2010 as compared to the comparable prior year period was primarily attributable to decreased expenditures for property and equipment.

Financing Activities

In 2010, financing activities consisted of providing $0.1 million from the sale of stock through the Company’s employee stock purchase plan.   In 2009, financing activities primarily consisted of reducing debt by $4.9 million.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”).  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.  The Revolving Credit Facility expires in August 2011.

There were no borrowings during the thirteen week period ended April 3, 2010.  During the thirteen week period ended March 28, 2009, the Company’s outstanding borrowings ranged from $-0- million to $4.9 million.  The majority of borrowings in 2009 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more.  The weighted average interest rate under the Revolving Credit Facility for the thirteen week period ended March 28, 2009 was 2.2%.  At April 3, 2010 and January 2, 2010, there were letters of credit outstanding for $2.4 million and $1.6 million, respectively.  At April 3, 2010, the Company had availability for additional borrowings under the Revolving Credit Facility of $12.6 million.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities - (Continued)

The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it will begin to upgrade its current ERP system sometime in 2010.  The Company does not currently anticipate entering into any other significant capital commitments during the next 12 months.  The Company's current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2010 (after March 2010)	$2,986
2011	3,274
2012	2,107
2013	810
2014	147
Thereafter	96
Total	$9,420

The Company has three active acquisition agreements whereby future contingent consideration may be earned and paid (these relate to the March 19, 2008 acquisition of the operating assets of NuSoft Solutions, Inc. (“NuSoft”) and the April 28, 2008 acquisition of the operating assets of MBH Solutions, Inc. (“MBH”), both as described in Note 4 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010, as well as the PSG acquisition).  In connection with these acquisitions, the Company is obligated to pay future contingent consideration to the sellers upon the acquired business achieving certain earnings targets over periods ranging from two to four years following the acquisition.  In general, the future contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

The Company’s outstanding Deferred Consideration obligations potentially due after April 3, 2010, which relate to the NuSoft, MBH and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

Year Ending	Amount
January 1, 2011	$2,800
December 31, 2011	1,650
Thereafter	850
Maximum deferred consideration	$5,300

The Company cannot estimate future Deferred Consideration payments with any certainty.  However, the Company does not believe that any Deferred Consideration payments will be made during the fiscal year ending January 1, 2011.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Any Earnouts paid, if any, are not likely to be material.  The Company does not believe that any Earnouts will be paid during the fiscal year ending January 1, 2011.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 14 to the Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended January 2, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: May 11, 2010	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 11, 2010	By: /s/ Kevin Miller
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

Date: May 11, 2010	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: May 11, 2010	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended April 3, 2010 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
President and Chief Executive Officer

Date:  May 11, 2010

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended April 3, 2010 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  May 11, 2010