Form 10-Q
period 2010-08-11
RCM TECHNOLOGIES INC
filed 2010-08-11
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Common Stock, $0.05 par value, 13,005,985 shares outstanding as of August 11, 2010.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of July 3, 2010 (Unaudited) and January 2, 2010	3

	Unaudited Consolidated Statements of Income for the Thirteen and Twenty-Six Week Periods Ended July 3, 2010 and June 27, 2009	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Twenty-Six Week Period Ended July 3, 2010 and Unaudited Consolidated Statements of Comprehensive Income for the Twenty-Six Week Periods Ended July 3, 2010 and June 27, 2009	5

	Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended July 3, 2010 and June 27, 2009	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	[Removed and Reserved]	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures		42

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 3, 2010 and January 2, 2010
(In thousands, except share and per share amounts)

	July 3,	January 2,
	2010	2010
	(Unaudited)	(Revised – Note 1)
Current assets:
Cash and cash equivalents	$18,916	$10,942
Accounts receivable, net	45,026	45,958
Prepaid expenses and other current assets	3,190	2,638
Deferred income tax assets	705	705
Assets of discontinued operations	4	672
Total current assets	67,841	60,915

Property and equipment, net	3,879	4,548

Other assets:
Deposits	172	194
Goodwill	7,420	7,420
Intangible assets, net	394	464
Deferred income tax assets	3,828	3,828
Total other assets	11,814	11,906

Total assets	$83,534	$77,369

Current liabilities:
Accounts payable and accrued expenses	$7,784	$6,933
Accrued payroll and related costs	8,183	6,410
Income taxes payable	230	-
Liabilities of discontinued operations	66	357
Total current liabilities	16,263	13,700

Contingent consideration	366	366

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
12,999,178 issued and 12,970,213 outstanding at July 3, 2010 and 12,960,778 shares issued and outstanding at January 2, 2010	650	648
Additional paid-in capital	107,500	107,262
Accumulated other comprehensive income	1,252	1,267
Accumulated deficit	(42,383)	(45,874)
Treasury stock (28,965 shares, at net)	(114)	-
Total stockholders' equity	66,905	63,303

Total liabilities and stockholders’ equity	$83,534	$77,369

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen and Twenty-Six Week Periods Ended July 3, 2010 and June 27, 2009 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Revenues	$46,877	$46,381	$95,933	$93,039
Cost of services	33,965	34,759	70,329	70,848
Gross profit	12,912	11,622	25,604	22,191

Operating costs and expenses
Selling, general and administrative	9,682	10,477	19,986	20,993
Depreciation and amortization	341	380	691	741
	10,023	10,857	20,677	21,734

Operating income	2,889	765	4,927	457

Other income (expense)
Interest expense, net and other	(12)	(3)	(50)	(23)
Gain (loss) on foreign currency transactions	18	54	11	44
Legal settlement	-	-	-	9,750
	6	51	(39)	9,771

Income from continuing operations before income taxes	2,895	816	4,888	10,228
Income tax expense from continuing operations	1,177	206	765	3,972
Net income from continuing operations	1,718	610	4,123	6,256

Loss from discontinued operations, net of tax benefit	-	364	632	457
Net income	$1,718	$246	$3,491	$5,799

Basic net earnings per share data:

Net income from continuing operations	$0.13	$0.05	$0.32	$0.49

Loss from discontinued operations, net of tax benefit	-	($0.03)	($0.05)	($0.04)
Net income	$0.13	$0.02	$0.27	$0.45

Diluted net earnings per share data:

Net income from continuing operations	$0.13	$0.05	$0.31	$0.49

Loss from discontinued operations, net of tax benefit	-	($0.03)	($0.04)	($0.04)
Net income	$0.13	$0.02	$0.27	$0.45

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Twenty-Six Week Period Ended July 3, 2010 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Outstanding Shares	Amount				Shares	Amount

Balance, January 2, 2010	12,960,778	$648	$107,262	$1,267	($45,874)	-	$ -	$63,303

Issuance of stock under employee stock purchase plan	38,400	2	71	-	-	-	-	73
Translation adjustment	-	-	-	(15)	-	-	-	(15)
Stock based compensation expense	-	-	167	-	-	-	-	167
Common stock repurchase	(28,965)	-	-	-		28,965	(114)	(114)
Net income	-	-	-	-	3,491	-	-	3,491

Balance, July 3, 2010	12,970,213	$650	$107,500	$1,252	($42,383)	28,965	($114)	$66,905

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Week Periods Ended July 3, 2010 and June 27, 2009 (Unaudited) (In thousands)

	July 3,	June 27,
Twenty-Six Week Periods Ended	2010	2009

Net income	$3,491	$5,799
Foreign currency translation adjustment	(15)	335
Comprehensive income	$3,476	$6,134

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended July 3, 2010 and June 27, 2009 (Unaudited) (In thousands)

	July 3, 2010	June 27, 2009
Cash flows from operating activities:
Net income	$3,491	$5,799

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	719	785
Loss on disposal of fixed assets	269	-
Stock-based compensation expense	167	34
Provision for losses on accounts receivable	179	304
Deferred income tax expense	-	2,426
Changes in assets and liabilities:
Accounts receivable	1,139	7,663
Prepaid expenses and other current assets	(743)	(328)
Accounts payable and accrued expenses	735	(1,439)
Accrued payroll and related costs	1,682	(1,153)
Income taxes payable	521	(544)
Total adjustments	4,668	7,748
Net cash provided by operating activities	8,159	13,547

Cash flows from investing activities:
Property and equipment acquired	(28)	(522)
Decrease in deposits	40	40
Net cash provided by (used in) investing activities	12	(482)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	73	37
Net repayments on line of credit	-	(4,900)
Common stock repurchases	(114)	-
Net cash used in financing activities	(41)	(4,863)
Effect of exchange rate changes on cash and cash equivalents	(156)	608
Increase in cash and cash equivalents	7,974	8,810
Cash and cash equivalents at beginning of period	10,942	815

Cash and cash equivalents at end of period	$18,916	$9,625

Supplemental cash flow information:
Cash paid for:
Interest	$62	$59
Income taxes	$1,028	$1,767

Non-cash investing activities relating to acquisition purchase price adjustment:
Decrease goodwill	$840	$ -
Decrease accounts payable and accrued expenses	$313	$ -
Decrease contingent consideration	$527	$ -

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

Certain changes to prior year balance sheet amounts have been made in accordance with the accounting guidance for business combinations to reflect adjustments made during the measurement period.  See Note 5 for additional information regarding these changes.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the twenty-six week period ended July 3, 2010 are not necessarily indicative of results that may be expected for the full year.

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.   See Note 19 to the Consolidated Financial Statements included in this report for further details of this discontinued operation.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2010 was a 53-week reporting year.  The second fiscal quarter of 2010, the 2009 fiscal year and the second fiscal quarter of 2009 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date

June 27, 2009	Thirteen	Twenty-Six
January 2, 2010	Thirteen	Fifty-Three
July 3, 2010	Thirteen	Twenty-Six

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	July 3, 2010	January 2, 2010
Billed	$33,965	$37,099
Accrued and unbilled	2,727	2,160
Work-in-progress	9,710	7,887
Allowance for doubtful accounts and sales discounts	(1,376)	(1,188)

Accounts receivable, net	$45,026	$45,958

5.	Acquisitions

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

Future Contingent Payments
The Company has two active acquisition agreements whereby future contingent consideration may be earned and paid (NuSoft and PSG, both as defined below, acquired in 2008 and 2009, respectively).  Prior to December 2007 and the NuSoft acquisition, the Financial Accounting Standards Board (“FASB”) issued “Business Combinations” which did not require that the estimated fair value of contingent consideration be recorded as a liability.  The Company has not recorded any liability associated with the contingent consideration that may be paid in connection with its March 19, 2008 acquisition of the operating assets of NuSoft Solutions, Inc. (“NuSoft”) as described in Note 4 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010.  Prior to April 2009 and the Company’s July 6, 2009 acquisition of the operating assets of Project Solutions Group, Inc. (“PSG”), FASB issued “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations That Arise from Contingencies” which requires that the fair value of any future contingent consideration be recorded as a liability.  The Company has determined that the estimated fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition is approximately $0.4 million.  The amount actually paid, if any, may substantially exceed the estimated fair value.  The Company has recorded this liability and increased its goodwill by a like amount.

The Company’s outstanding Deferred Consideration obligations potentially due after July 3, 2010, which relate to the NuSoft and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

Year Ending	Amount
December 31, 2011	$944
December 29, 2012	164
December 28, 2013	184
Maximum deferred consideration	$1,292

The Company cannot estimate future Deferred Consideration payments with any certainty.  However, the Company does not believe that the Deferred Consideration earned and payable in the year ended December 31, 2011 will exceed $144.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Any Earnouts paid, if any, are not likely to be material.

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

The PSG purchase consideration consisted of $0.5 million in cash and 100,000 shares of the Company's common stock, valued at $0.2 million.  The fair value of the common shares issued was determined based on the closing market price of the Company's common stock on the last trading day prior to the effective date of the acquisition.  Post closing consideration consists of potential Deferred Consideration payments up to $0.5 million and additional Earnout payments, both amounts are contingent upon PSG achieving certain base levels of operating income for certain post closing periods following the purchase.  Additionally, the Company recorded a liability of approximately $0.4 million for the estimated net preset value of future contingent consideration potentially due in connection with the PSG acquisition.  During 2010, the Company amended certain terms of the PSG purchase agreement which had the net effect of reducing a portion of the initial cash price and corresponding goodwill.  Since this adjustment to the provisional amounts was identified during the measurement period, the Company recognized the adjustment as if the amendment for the business combination had been completed as of the acquisition date (i.e. via retrospective adjustment).  Accordingly, liability accounts and goodwill were reduced by $840 as of both July 3, 2010 and January 2, 2010, the periods presented herein.
The effect of these transactions on the Company's consolidated financial statements is not material.

The acquisition has been accounted for under the purchase method of accounting. The purchase price paid of approximately $0.7 million has been allocated as follows:

Customer relationships	$253
Covenants-not-to-compete	38
Goodwill	415
$706

Pro Forma Results of Operations
The following (unaudited) results of operations have been prepared assuming the PSG acquisition had occurred as of the beginning of the periods presented.  Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisition occurred as of the beginning of the periods presented.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Revenues	$46,877	$47,675	$95,933	$95,627
Operating income from continuing operations	$2,889	$865	$4,927	$657
Net income from continuing operations	$1,718	$670	$4,123	$6,376
Diluted earnings per share from continuing operations	$0.13	$0.05	$0.31	$0.49

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

Property and equipment are comprised of the following:

	July 3,	January 2,
	2010	2010
Equipment and furniture	$2,814	$2,943
Computers and systems	5,850	6,630
Leasehold improvements	1,073	1,169
	9,737	10,742

Less: accumulated depreciation and amortization	5,858	6,194

Property and equipment, net	$3,879	$4,548

7.	New Accounting Standards

In October 2009, FASB issued “Revenue Arrangements with Multiple Deliverables.” This statement provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company adopted this standard in 2010.

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

8.	Line of Credit (Continued)

There were no borrowings during the twenty-six week period ended July 3, 2010.  During the twenty-six week period ended June 27, 2009, the Company’s outstanding borrowings ranged from $-0- million to $4.9 million.  The majority of borrowings in 2009 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more.  The weighted average interest rate under the Revolving Credit Facility for the twenty-six week period ended June 27, 2009 was 2.2%.  At July 3, 2010 and January 2, 2010, there were letters of credit outstanding for $2.4 million and $1.6 million, respectively.  At July 3, 2010, the Company had availability for additional borrowings under the Revolving Credit Facility of $12.6 million.

9.	Goodwill

The Company is required to perform a goodwill impairment test on at least an annual basis.  Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of the last day of the Company's fiscal November each year, or more frequently if indicators of impairment exist.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There were no triggering events during the twenty-six week period ended July 3, 2010 that indicated a need to perform the impairment test prior to the Company's annual test date.

During 2010, goodwill related to the acquisition of PSG decreased by $840 for net adjustments made during the measurement period.  These retrospective adjustments are reflected in the net goodwill at January 2, 2010, in accordance with the accounting guidance for business combinations.

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

The following table reflects the components of intangible assets, excluding goodwill:

	Information Technology	Engineering	Commercial	Total
Balance as of January 2, 2010	$420	$44	$ -	$464

Amortization of intangibles during the twenty-six week period ended July 3, 2010	53	17	-	70

Balance as of July 3, 2010	$367	$27	$ -	$394

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Stockholders' Equity

Common Stock Reserved
Unissued shares of common stock were reserved for the following purposes:

	July 3, 2010	January 2, 2010

Exercise of options outstanding	1,542,094	1,564,594
Future grants of options or shares	411,100	426,100
Shares reserved for employee stock purchase plan	356,136	394,536

Total	2,309,330	2,385,230

12.	Earnings Per Share

Both basic and diluted earnings (loss) per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of operations.

The number of common shares used to calculate basic and diluted (loss) earnings per share for the thirteen and twenty-six week periods ended July 3, 2010 and June 27, 2009 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Basic
Weighted average shares outstanding	12,984,539	12,813,522	12,991,859	12,813,522

Diluted
Shares used for basic calculation	12,984,539	12,813,522	12,991,859	12,813,522
Dilutive effect of options granted under the Company’s stock option plans	164,613	1,307	104,176	-
	13,149,152	12,814,829	13,096,035	12,813,522

13.	Share - Based Compensation

At July 3, 2010, the Company had five share-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based upon the Black-Scholes pricing model.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance.  Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

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

Share-based compensation expense (inclusive of expense from the issuance of stock under the Company’s Employee Stock Purchase Plan) of $167 and $34 was recognized for the twenty-six week periods ended July 3, 2010 and June 27, 2009, respectively.

The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during the twenty-six week periods ended July 3, 2010 and June 27, 2009 has been estimated using the following assumptions:

	Twenty-Six Week Periods Ended
	July 3, 2010	June 27, 2009
Weighted average risk-free interest rate	2.52%	1.82%
Expected term of option	5 years	5 years
Expected stock price volatility	67.6%	66.6%
Expected dividend yield	-	-
Annual forfeiture rate	11.1%	16.7%
Weighted-average grant date fair value	$1.99	$0.56

Activity regarding outstanding options for the twenty-six week period ended July 3, 2010 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 2, 2010	1,564,594	$3.87
Options granted	20,000	$3.48
Options exercised	-	-
Options forfeited/cancelled	(42,500)	$5.24

Options outstanding as of July 3, 2010	1,542,094	$3.82

Option price range at July 3, 2010	$0.95 - $9.81	$3.82

Options exercisable as of July 3, 2010	1,144,900	$4.29

Intrinsic value of outstanding stock options as of July 3, 2010	$417

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Share - Based Compensation (Continued)

Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of the Company’s common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired.  The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options.  As of July 3, 2010, options to purchase 60,455 shares of common stock granted under the 1992 Plan were outstanding.

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of the Company’s common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of July 3, 2010, options to purchase 50,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of July 3, 2010, options to purchase 643,545 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of July 3, 2010, options to purchase 499,194 shares of common stock granted under the 2000 Plan were outstanding.

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

Incentive Stock Option Plans (Continued)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of July 3, 2010, 411,100 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 288,900 shares of common stock granted under the 2007 Plan were outstanding.

As of July 3, 2010, the Company had approximately $172.4 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with shareholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period was 38,400.  As of July 3, 2010, there were 356,136 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Stockholder Rights Plan

On June 8, 2010, the Board of Directors of the Company approved a stockholder rights plan and declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company.  Each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of the Series A Junior Participating Preferred Shares of the Company.  The dividend was declared on June 8, 2010 (the "Rights Dividend Declaration Date") to stockholders of record as of the close of business on June 21, 2010 (the “Record Date”).   Each Right will entitle the holder to purchase from the Company, upon the occurrence of certain events, one Unit at a purchase price of $13.50.

Generally, if any person or group acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock (“Stock Acquisition”), each Right (other than Rights held by such acquiring person or group) will be exercisable at the $13.50 purchase price.  Upon the acquisition of 50% of the Company, the Board may exchange all or part of the Rights for Common Shares having a value equal to the spread between the value of the Common Shares issuable upon exercise of a Right and the exercise price.  At any time until ten days following the Stock Acquisition date, the Company may redeem the Rights at a price of $.001 per Right. The Rights will expire on June 21, 2011, unless extended by the Board.

15.	Treasury Stock Transactions

Our Board of Directors first instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months. During the twenty-six weeks ended July 3, 2010, the Company repurchased 28,965 shares at a total cost of approximately $114, or an average price of $3.94 per share.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended July 3, 2010	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$19,223	$16,351	$11,303	$ -	$46,877

Cost of services	13,508	12,184	8,273	-	33,965

Selling, general and administrative	4,761	2,544	2,377	-	9,682

Depreciation and amortization	125	169	47	-	341

Operating income from continuing operations	$829	$1,454	$606	$ -	$2,889

Total assets	$16,897	$25,381	$11,596	$29,660	$83,534
Capital expenditures	$11	$11	$ -	$6	$28

Thirteen Week Period Ended June 27, 2009	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$20,974	$15,329	$10,078	$ -	$46,381

Cost of services	15,636	11,902	7,221	-	34,759

Selling, general and administrative	5,575	2,563	2,339	-	10,477

Depreciation and amortization	159	171	50	-	380

Operating (loss) income from continuing operations	($396)	$693	$468	$ -	$765

Total assets	$22,660	$24,257	$9,412	$21,019	$77,348
Capital expenditures	$7	$165	$ -	$95	$267

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Segment Information (Continued)

Twenty-Six Week Period Ended July 3, 2010	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$39,024	$35,053	$21,856	$ -	$95,933

Cost of services	27,979	26,248	16,102	-	70,329

Selling, general and administrative	9,901	5,344	4,741	-	19,986

Depreciation and amortization	253	345	93	-	691

Operating income from continuing operations	$891	$3,116	$920	$ -	$4,927

Total assets	$16,897	$25,381	$11,596	$29,660	$83,534
Capital expenditures	$11	$11	$ -	$6	$28

Twenty-Six Week Period Ended June 27, 2009	Information Technology	Engineering	Commercial	Corporate	Total

Revenue	$42,485	$30,202	$20,352	$ -	$93,039

Cost of services	32,498	23,688	14,662	-	70,848

Selling, general and administrative	10,893	5,242	4,858	-	20,993

Depreciation and amortization	307	333	101	-	741

Operating (loss) income from continuing operations	($1,213)	$939	$731	$ -	$457

Total assets	$22,660	$24,257	$9,412	$21,019	$77,348
Capital expenditures	$13	$218	$2	$289	$522

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Segment Information (Continued)

Revenues from continuing operations reported for each operating segment are from external customers.

The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Ireland.  Revenues by geographic area for the thirteen and twenty-six week periods ended July 3, 2010 and June 27, 2009 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Revenues
U. S.	$39,217	$40,360	$79,344	$81,526
Canada	6,717	5,186	14,877	9,833
Puerto Rico	848	835	1,617	1,680
Ireland	95	-	95	-
	$46,877	$46,381	$95,933	$93,039

Total assets by geographic area as of the reported periods are as follows:

	July 3, 2010	January 2, 2010
Total assets
U. S.	$67,893	$66,020
Canada	14,311	10,852
Puerto Rico	1,069	1,337
Ireland	261	-
	$83,534	$78,209

17.	Legal Settlement

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

18.	Contingencies

The Company is party to two agreements of indemnity related to the performance of two construction projects. One of these construction projects was managed by a former customer of the Company and the construction for this project was completed in the third quarter of 2009.  The second of these construction projects was managed by the same customer prior to November 2008 when the initial contract was transferred to the Company.  The Company now acts as the general contractor on this construction project.  The contract price is approximately $6.2 million and management of the Company estimates the project was approximately 99% complete as of July 3, 2010.  The Company believes this project will be finished in the third quarter of fiscal year 2010.  In the event of non-performance on either construction project, the Company may be obligated to indemnify the project owners for certain cost overruns on such projects.  Management believes that any such cost overruns would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  The Company has accrued a provision for losses aggregating approximately $0.6 million and $0.7 million as of July 3, 2010 and January 2, 2010, respectively.  Asserted claims in these matters seek approximately $2.6 million in damages as of July 3, 2010.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

19.	Discontinued Operations

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit, included in the Company’s Information Technology segment, sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.  The Company is winding down this business unit as it completes its final engagements, which are expected to be completed during the thirteen week period ending October 2, 2010.  As a result, the Company may experience continued operating losses in its Oracle business unit during the twenty-six weeks ending January 1, 2011, albeit at a substantially lower level than the twenty-six weeks ended July 3, 2010.

The net assets and liabilities of discontinued operations consist of:

	July 3,	January 2,
	2010	2010
Assets:
Accounts receivable, net	$4	$395
Prepaid expenses and other current assets	-	39
Property and equipment, net	-	220
Deposits	-	18

Total assets	$4	$672

Liabilities:
Accounts payable and accrued expenses	$54	$255
Accrued payroll and related costs	12	102

Total liabilities	$66	$357

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

19.	Discontinued Operations (Continued)

The income (loss) from discontinued operations consists of:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Revenues	$ -	$842	$471	$2,233
Cost of services	-	886	744	1,904
Gross (loss) profit	-	(44)	(273)	329

Operating costs and expenses
Selling, general and administrative	-	538	547	1,029
Depreciation	-	24	26	47
Loss on disposal of fixed assets	-	-	269	-
	-	562	842	1,076

Operating loss from discontinued operations	-	(606)	(1,115)	(747)

Income tax benefit	-	242	483	290

Net loss from discontinued operations	$ -	($364)	($632)	($457)

20.	Income Taxes

The Company recognized a nonrecurring current tax benefit of $1.1 million due to the discrete nature of the first quarter 2010 goodwill and intangible asset tax deduction for the liquidation of its subsidiary described in Note 19 to the Consolidated Financial Statements.  The Company recognized an impairment of the book goodwill and intangible assets associated with this subsidiary in 2008.  This was offset by regular tax provision expense of $1.9 million on current taxable income from continuing operations, resulting in a cumulative income tax expense of approximately $0.8 million (not including the tax benefit from discontinued operations) for the twenty-six week period ended July 3, 2010.

Excluding the tax benefit from the nonrecurring goodwill and intangible asset tax deduction, the Company’s effective income tax rate for the twenty-six week period ended July 3, 2010 was 38.2%.

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

After normalizing for the July 6, 2009 acquisition of the operating assets of Project Solutions Group, Inc. (“PSG”), the Company experienced a small increase in revenues during the twenty-six week period ended July 3, 2010 as compared to the comparable prior year period.  The Company attributes this increase primarily to improvement in the activity pipeline at several of its large Engineering segment clients.  While the Company believes general economic conditions and overall market conditions in its Information Technology and Commercial segments are improving slightly from the end of 2009, the Company is cautious regarding expectations for the remainder of 2010 as the Company believes that any general economic or market recovery may be tenuous.

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

On June 3, 2010, the Company announced that its Board of Directors met with respect to an unsolicited proposal by CDI Corp. to acquire all of the outstanding shares of the Company’s common stock for $5.20 per share, and determined that it would not be in the best interest of the Company to pursue the transaction as structured by CDI Corp.

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

Permanent Placement Services - The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Revenues are recorded on a gross basis and are not significant to the financial statements.

Accounts Receivable

The Company’s accounts receivable are primarily due from trade customers.  Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts.  Accounts receivable outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of July 3, 2010, the Company had short term deferred tax assets of $0.7 million and total long term net deferred income tax assets of $3.8 million.  The short term deferred tax assets primarily represent timing differences for GAAP expense accruals not deductible for tax purposes.  The long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in the current and prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes (Continued)

The Company adopted the provisions of “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  The Company recognized no material adjustments in the liability for unrecognized income tax benefits.  The Company conducts its operations in multiple tax jurisdictions in the United States, Puerto Rico, Canada and Ireland.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2007.  The Company’s federal income tax returns have been examined through 2007.  As of July 3, 2010, the Company did not have any material uncertain tax positions.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 3, 2010 Compared to Thirteen Week Period Ended June 27, 2009

A summary of operating results for the thirteen week periods ended July 3, 2010 and June 27, 2009 is as follows (in thousands):

	July 3, 2010		June 27, 2009
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$46,877	100.0	$46,381	100.0
Cost of services	33,965	72.5	34,759	74.9
Gross profit	12,912	27.5	11,622	25.1

Selling, general and administrative	9,682	20.7	10,477	22.6
Depreciation and amortization	341	0.7	380	0.8
	10,023	21.4	10,857	23.4

Operating income from continuing operations	2,889	6.1	765	1.7
Other income, net	6	0.1	51	0.1

Income from continuing operations before income taxes	2,895	6.2	816	1.8
Income tax expense from continuing operations	1,177	2.5	206	0.5

Net income from continuing operations	1,718	3.7	610	1.3

Loss from discontinued operations, net of tax benefit	-	-	364	0.8

Net income	$1,718	3.7	$246	0.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year to date reporting periods ended July 3, 2010 and June 27, 2009 consisted of thirteen weeks each.

Revenues.  Revenues increased 1.1%, or $0.5 million, for the thirteen week period ended July 3, 2010 as compared to the thirteen week period ended June 27, 2009 (the “comparable prior year period”).  Revenues decreased $1.7 million in the Information Technology segment, increased $1.0 million in the Engineering segment, and increased $1.2 million in the Commercial segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 3, 2010 Compared to Thirteen Week Period Ended June 27, 2009 (Continued)

Cost of Services.  Cost of services decreased 2.3%, or $0.8 million, for the thirteen week period ended July 3, 2010 as compared to the comparable prior year period.  Cost of services as a percentage of revenues decreased to 72.5% for the thirteen week period ended July 3, 2010 from 74.9% for the comparable prior year period.  The decrease in cost of services both in dollars and as a percentage of revenues is primarily due to favorable fixed priced contracts in our Engineering segment, decreased unbilled labor costs as compared to total labor costs for consultants (i.e., an increase in utilization of billable personnel) in our Information Technology segment and a general focus on selling and delivering higher gross margin services.  Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2010 to remain relatively comparable to that in the twenty-six week period ended July 3, 2010, adjusted for increased vacation and holidays in the third and fourth quarters.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 7.6%, or $0.8 million, for the thirteen week period ended July 3, 2010 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 20.7% for the thirteen week period ended July 3, 2010 as compared to 22.6% for the comparable prior year period.  The decrease in SGA expenses both in dollars and as a percentage of revenues is primarily due to a concerted effort by the Company to reduce SGA expenses partially offset by SGA expenses of $0.2 million incurred as a result of the PSG acquisition in the thirteen weeks ended July 3, 2010.  Assuming no material changes to gross profit, management expects SGA expenses for the remainder of fiscal 2010 to remain generally consistent with the SGA expenses for the twenty-six week period ended July 3, 2010.

Depreciation and Amortization.  Depreciation and amortization was $0.3 million and $0.4 million for the thirteen week period ended July 3, 2010 and the comparable prior year period, respectively.

Other Income, Net.  Other income, net consists of interest expense and unused line fees, net of interest income, on the Company’s loan agreement and gains and losses on foreign currency transactions.

Income Tax Expense From Continuing Operations.  The Company experienced income tax expense from continuing operations of $1.2 million for the thirteen week period ended July 3, 2010 as compared to $0.2 million expense for the comparable prior year period.  The effective income tax rate for income from continuing operations was 40.7% for the thirteen week period ended July 3, 2010 as compared to 25.3% for the comparable prior year period.  The primary reason for the difference was due to the impact of one-time permanent tax differences in the estimated tax rate in the comparable prior year period.  The current period effective tax rate is comprised of an estimated effective tax rate of 42.5% in the United States offset by an effective tax rate of 30.9% in Canada (due to income tax abatements in Canada in 2010).  The Company also experienced an approximate loss of $0.2 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.  Management anticipates that the effective tax rate for the remainder of fiscal 2010 will approximate the effective tax rate of the thirteen week period ended July 3, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 3, 2010 Compared to Thirteen Week Period Ended June 27, 2009 (Continued)

Discontinued Operations.  See Note 19 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company experienced no activity in the thirteen weeks ended July 3, 2010 in its discontinued operations as compared to a net loss of $0.4 million in the comparable prior year period.  As the Company has closed this operation, revenues have declined to zero while cost of services and SGA expenses may not be completely extinguished.  The Company has client service commitments until certain contractual engagements expire and the Company may need to retain personnel in order to fulfill those contractual commitments.  The Company does not anticipate material operating losses from discontinued operations for the balance of fiscal 2010.

Segment Discussion (See Note 16 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $19.2 million in the thirteen week period ended July 3, 2010 decreased $1.7 million, or 8.4%, as compared to the comparable prior year period.  The decrease in revenue was primarily attributable to a continued weakening of the general economy throughout 2009, a $1.0 million decrease in revenues from two major pharmaceutical clients that were merged in 2009 and a concentrated effort by the Company to shift to higher gross margin revenues, partially offset by the PSG acquisition.  Revenues for the PSG acquisition were $0.5 million for the thirteen week period ended July 3, 2010.  The Information Technology segment operating income was $0.8 million for the thirteen week period ended July 3, 2010 as compared to an operating loss of $0.4 million in the comparable prior year period.  The improvement in operating income is attributable to an increase in gross profit dollars and decreases to SGA expense.

Engineering

Engineering revenues of $16.4 million in the thirteen week period ended July 3, 2010 increased $1.0 million, or 6.7%, as compared to the comparable prior year period.  The increase in revenue is attributable to increases in revenues from several major customers in the Company’s Power Systems Group that are operating at increased levels of spending as compared to the comparable prior year period.  The Engineering segment operating income was $1.5 million for the thirteen week period ended July 3, 2010 as compared to $0.7 million for the comparable prior year period.  The increase in operating income was primarily due to increased revenues and lower cost of services as a percentage of revenues offset by a higher allocation of corporate selling, general and administrative costs as compared to the comparable prior year period.

Commercial

Commercial revenues of $11.3 million in the thirteen week period ended July 3, 2010 increased $1.2 million, or 12.2%, as compared to the comparable prior year period.  The increase in revenue is attributable to increases in revenues for the thirteen week period ended July 3, 2010 for both the Company’s specialty healthcare staffing group of $0.7 million, from $6.5 million to $7.2 million, and the light industrial staffing group of $0.5 million, from $3.5 million to $4.0 million.  The Company's light industrial staffing unit primarily operates in southern California and services mostly manufacturing and retail clients.  The Company believes that the southern California region and its manufacturing and retail industries have been significantly impacted by negative economic trends but is hopeful these trends have subsided or at least stabilized.  The Commercial segment had operating income of $0.6 million and $0.5 million for the thirteen week period ended July 3, 2010 and the comparable prior year period, respectively.  The Commercial segment and the specialty healthcare staffing group’s largest customer is the New York City Department of Education and activity in the summer months declines significantly due to school closures.  As a result, the Company expects revenues to decline with the New York City Department of Education during the thirteen week period ended October 1, 2010 by approximately $2.5 million as compared to the thirteen week period ended July 3, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 3, 2010 Compared to Twenty-Six Week Period Ended June 27, 2009

A summary of operating results for the twenty-six week periods ended July 3, 2010 and June 27, 2009 is as follows (in thousands):

	July 3, 2010		June 27, 2009
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$95,933	100.0	$93,039	100.0
Cost of services	70,329	73.3	70,848	76.1
Gross profit	25,604	26.7	22,191	23.9

Selling, general and administrative	19,986	20.8	20,993	22.6
Depreciation and amortization	691	0.7	741	0.8
	20,677	21.5	21,734	23.4

Operating income from continuing operations	4,927	5.2	457	0.5
Other (expense) income, net	(39)	(0.1)	9,771	10.5

Income from continuing operations before income taxes	4,888	5.1	10,228	11.0
Income tax expense from continuing operations	765	0.8	3,972	4.3

Net income from continuing operations	4,123	4.3	6,256	6.7

Loss from discontinued operations, net of tax benefit	(632)	(0.7)	(457)	(0.5)

Net income	$3,491	3.6	$5,799	6.2

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year to date reporting periods ended July 3, 2010 and June 27, 2009 consisted of twenty-six weeks each.

Revenues.  Revenues increased 3.1%, or $2.9 million, for the twenty-six week period ended July 3, 2010 as compared to the twenty-six week period ended June 27, 2009 (the “comparable prior year period”).  Revenues decreased $3.5 million in the Information Technology segment, increased $4.9 million in the Engineering segment, and increased $1.5 million in the Commercial segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 3, 2010 Compared to Twenty-Six Week Period Ended June 27, 2009 (Continued)

Cost of Services.  Cost of services decreased 0.7%, or $0.5 million, for the twenty-six week period ended July 3, 2010 as compared to the comparable prior year period.  Cost of services as a percentage of revenues decreased to 73.3% for the twenty-six week period ended July 3, 2010 from 76.1% for the comparable prior year period.  The decrease in cost of services both in dollars and as a percentage of revenues is primarily due to favorable fixed priced contracts in our Engineering segment, decreased unbilled labor costs as compared to total labor costs for consultants (i.e., an increase in utilization of billable personnel) in our Information Technology segment and a general focus on selling and delivering higher gross margin services.  Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2010 to remain comparable to that in the twenty-six week period ended July 3, 2010, adjusted for increased vacation and holidays in the third and fourth quarters.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 4.8%, or $1.0 million, for the twenty-six week period ended July 3, 2010 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 20.8% for the twenty-six week period ended July 3, 2010 as compared to 22.6% for the comparable prior year period.   The decrease in SGA expenses both in dollars and as a percentage of revenues is primarily due to a concerted effort by the Company to reduce SGA expenses offset by SGA expenses of $0.6 million incurred by the PSG acquisition in the twenty-six weeks ended July 3, 2010.  Assuming no material changes to gross profit, management expects SGA expenses for the remainder of fiscal 2010 to remain generally consistent with the SGA expenses for the twenty-six week period ended July 3, 2010.

Depreciation and Amortization.  Depreciation and amortization was $0.7 million for both the twenty-six week period ended July 3, 2010 and the comparable prior year period.

Other (Expense) Income, Net.  Other (expense) income, net consists of interest expense and unused line fees, net of interest income, on the Company’s loan agreement and gains and losses on foreign currency transactions and, in the comparable prior year period, $9.8 million in proceeds from a legal settlement.  Interest expense, net and other increased due to an increase in unused line fees.

Income Tax Expense From Continuing Operations.  The Company experienced income tax expense from continuing operations of $0.8 million for the twenty-six week period ended July 3, 2010 as compared to $3.9 million expense for the comparable prior year period.  The Company recognized an income tax benefit of $1.1 million due to an anticipated 2010 goodwill and intangible asset tax deduction during the twenty-six week period ended July 3, 2010.  The Company recognized an impairment of the remaining goodwill and intangible assets for book purposes in 2008.

Before considering the benefit from the anticipated goodwill and intangible asset tax deduction, the effective tax rate was 38.2% for the twenty-six week period ended July 3, 2010 as compared to 38.8% in the comparable prior year period. The decrease to the effective tax rate for the twenty-six week period ended July 3, 2010 as compared to the comparable prior year period was due to income tax rate abatements in Canada in 2010 partially offset by losses in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit.  Management anticipates that the effective tax rate for the remainder of fiscal 2010 will approximate the effective tax rate of the thirteen week period ended July 3, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 3, 2010 Compared to Twenty-Six Week Period Ended June 27, 2009 (Continued)

Discontinued Operations.  See Note 19 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company experienced a loss from discontinued operations, net of tax benefit of $0.6 million for the twenty-six week period ended July 3, 2010 as compared to $0.5 million in the comparable prior year period.  The Company experienced an operating loss from discontinued operations of $1.1 million in the twenty-six week period ended July 3, 2010 as compared to $0.7 million in the comparable prior year period.  The Company does not anticipate material operating losses from discontinued operations for the balance of fiscal 2010.

Segment Discussion (See Note 16 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $39.0 million in the twenty-six week period ended July 3, 2010 decreased $3.5 million, or 8.2%, as compared to the comparable prior year period.  The decrease in revenue was primarily attributable to a continued weakening of the general economy throughout 2009, a $1.8 million decrease in revenues from two major pharmaceutical clients that were merged in 2009 and a concentrated effort by the Company to shift to higher gross margin revenues, partially offset by the PSG acquisition.  Revenues for the PSG acquisition were $1.3 million for the twenty-six week period ended July 3, 2010.  The Information Technology segment operating income was $0.9 million for the twenty-six week period ended July 3, 2010 as compared to an operating loss of $1.2 million in the comparable prior year period.  The improvement in operating income is attributable to an increase in gross profit dollars and decreases to SGA expenses.

Engineering

Engineering revenues of $35.1 million in the twenty-six week period ended July 3, 2010 increased $4.9 million, or 16.0%, as compared to the comparable prior year period.  The increase in revenue is attributable to increases in revenues from several major customers in the Company’s Power Systems Group that are operating at increased levels of spending as compared to the comparable prior year period.  The Engineering segment operating income was $3.1 million for the twenty-six week period ended July 3, 2010 as compared to $0.9 million for the comparable prior year period.  The increase in operating income was primarily due to increased revenues and lower cost of services as a percentage of revenues offset by a higher allocation of corporate selling, general and administrative costs as compared to the comparable prior year period.

Commercial

Commercial revenues of $21.9 million in the twenty-six week period ended July 3, 2010 increased $1.5 million, or 7.4%, as compared to the comparable prior year period.  The increase in revenue is attributable to increases in revenues for both the Company’s specialty healthcare staffing group for the twenty-six week period ended July 3, 2010 of $0.5 million, from $13.5 million to $14.0 million, and the light industrial staffing group of $0.9 million, from $6.9 million to $7.8 million.  The Commercial segment had operating income of $0.9 million and $0.7 million for the twenty-six week period ended July 3, 2010 and the comparable prior year period, respectively.  The Commercial segment and the specialty healthcare staffing group’s largest customer is the New York City Department of Education and activity in the summer months declines significantly due to school closures.  As a result, the Company expects revenues to decline with the New York City Department of Education during the thirteen week period ended October 1, 2010 by approximately $2.5 million as compared to the thirteen week period ended July 3, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	July 3, 2010	June 27, 2009
Cash provided by (used in):
Operating activities	$8,159	$13,547
Investing activities	$12	($482)
Financing activities	($41)	($4,863)

Operating Activities

Operating activities provided $8.2 million of cash for the twenty-six week period ended July 3, 2010 as compared to $13.6 million in the comparable prior year period.  The major components of the cash provided by operating activities in the twenty-six week period ended July 3, 2010 and the comparable prior year period are as follows: net income, accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

The largest driver of the cash provided by operating activities in the comparable prior year period was a one-time $9.8 million legal settlement ($5.8 million after tax effect).  Before considering the legal settlement and other (expense) income during the twenty-six week period ended June 27, 2009, there was operating income of $0.5 million ($0.3 million after tax effect).  During the twenty-six week period ended July 3, 2010, there was operating income of $4.9 million ($4.1 million after tax effect).  Net income in the twenty-six weeks ended July 3, 2010 included a $1.1 million tax benefit recognized from an anticipated tax deduction associated with the liquidation of a subsidiary (see Note 19 and 20 to the Consolidated Financial Statements included in this report).

A decrease in accounts receivables in the twenty-six week period ended July 3, 2010 provided $1.1 million as compared to providing $7.7 million in the comparable prior year period.  The Company believes the decrease in accounts receivables from January 2, 2010 is due to the Company’s focus on improving collection rates on accounts receivables.  The tax benefit associated with the liquidated subsidiary was the primary reason for the increase in prepaid expenses and other current assets which used $0.7 million in the twenty-six weeks ended July 3, 2010 as compared to using $0.3 million in the comparable prior year period.

An increase in accounts payable and accrued expenses in the twenty-six week period ended July 3, 2010 provided $0.7 million as compared to using $1.4 million in the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase to accrued payroll and related costs in the twenty-six week period ended July 3, 2010 provided $1.7 million as compared to using $1.2 million in the comparable prior year period.  The increase in accrued payroll and related costs during the twenty-six week period ended July 3, 2010 primarily relates to accrued bonuses paid later in or upon the conclusion of the fiscal year, accrued vacation that is generally taken during the second half of the fiscal year and other timing differences.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities

Investing activities provided cash of twelve thousand dollars for the twenty-six week period ended July 3, 2010 as compared to a use of $0.5 million for the comparable prior year period.  The increase in cash flow from investing activities for 2010 as compared to the comparable prior year period was primarily attributable to significantly decreased expenditures for property and equipment and a return of cash from a purchase price adjustment associated with an acquisition.  The Company anticipates implementing an upgraded ERP system sometime in late 2010 or early 2011 and will see a significant rise in expenditures for property and equipment as a result.

Financing Activities

In 2010, financing activities consisted of providing $0.1 million from the sale of stock through the Company’s employee stock purchase plan which was offset by a use of $0.1 million for the purchase of treasury stock.   In 2009, financing activities primarily consisted of reducing debt by $4.9 million.

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

There were no borrowings during the twenty-six week period ended July 3, 2010.  During the twenty-six week period ended June 27, 2009, the Company’s outstanding borrowings ranged from $-0- million to $4.9 million.  The majority of borrowings in 2009 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more.  The weighted average interest rate under the Revolving Credit Facility for the twenty-six week period ended June 27, 2009 was 2.2%.  At July 3, 2010 and January 2, 2010, there were letters of credit outstanding for $1.6 million.  At July 3, 2010, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.4 million.

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

Liquidity and Capital Resources (Continued)

Financing Activities - (Continued)

The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it will begin to upgrade its current ERP system sometime in late 2010 or early 2011.  The Company does not currently anticipate entering into any other significant capital commitments during the next 12 months.  The Company's current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2010 (after July 3, 2010)	$1,921
2011	3,121
2012	2,042
2013	808
2014	147
2015	96
Total	$8,135

The Company has two active acquisition agreements whereby future contingent consideration may be earned and paid (these relate to the March 19, 2008 acquisition of the operating assets of NuSoft Solutions, Inc. (“NuSoft”) described in Note 4 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010, as well as the PSG acquisition).  In connection with these acquisitions, the Company is obligated to pay future contingent consideration to the sellers upon the acquired business achieving certain earnings targets over periods ranging from two to four years following the acquisition.  In general, the future contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

The Company’s outstanding Deferred Consideration obligations potentially due after July 3, 2010, which relate to the NuSoft and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

Year Ending	Amount
December 31, 2011	$944
December 29, 2012	164
December 28, 2013	184
Maximum deferred consideration	$1,292

The Company cannot estimate future Deferred Consideration payments with any certainty.  However, the Company does not believe that the Deferred Consideration earned and payable in the year ended December 31, 2011 will exceed $144.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Any Earnouts paid, if any, are not likely to be material.

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

See discussion of Legal Proceedings in Note 18 to the Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

PROVISIONS IN RCM’S CORPORATE DOCUMENTS AND THE LAW OF THE STATE OF NEVADA COULD DELAY OR PREVENT A CHANGE OF CONTROL, EVEN IF THAT CHANGE WOULD BE BENEFICIAL TO STOCKHOLDERS, OR COULD HAVE A MATERIALLY NEGATIVE IMPACT ON OUR BUSINESS.

Certain provisions of our Articles of Incorporation, as amended (the “Articles of Incorporation”) and Amended and Restated Bylaws (the “Bylaws”), the Nevada Revised Statutes, the Stockholder Rights Plan (the “Rights Plan”) that we adopted in June 2010 and our compensatory agreements with our Chief Executive Officer (the “Benefits Agreements”) could delay or frustrate the removal of incumbent directors and could make difficult a change in control transaction including a merger, tender offer or proxy contest involving the Company, even if such events could be viewed as beneficial by the Company’s stockholders. For example, the Articles of Incorporation provide for a classified Board of Directors and deny the right of stockholders to amend the Bylaws without the consent of the Board and require advance notice of stockholder nominations of directors. The Company is also subject to provisionsof the Nevada Revised Statutes, which prohibit a Nevada corporation that has 200 or more stockholders, at least 100 of whom are stockholders of record and Nevada residents, from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 10% or more of the corporation's outstanding voting shares (an “interested stockholder”) for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. In addition, the Rights Plan provides for substantial dilution of an “acquiring person” (as defined therein) in the event a person or group of persons acquires beneficial ownership of 15% or more of the outstanding Common Stock or in the event of a merger or sale of assets which is not approved by the “continuing directors,” of the Company (as defined in the Rights Plan). Furthermore, in the event of a “change in control” (as defined in the Benefits Agreements) which results in the termination of the Chief Executive Officer, the Company would be required to make substantial payments and provide other benefits to the Chief Executive Officer.

Other than as set forth above, there have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended January 2, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchases of common stock during the second quarter of 2010 under the share repurchase program authorized by our Board of Directors in February 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 4 – April 30	-	-	-	-
May 1 – May 31	28,965	$3.94	28,965	$7,386,000
June 1 – July 3	-	-	-	-
Total	28,965	$3.94	28,965	$7,386,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated June 9, 2010 (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2010, and incorporated herein by reference).

4.1
Rights Agreement, dated as of June 9, 2010, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2010, and incorporated herein by reference).

10.1
Option Grant Agreement, dated April 21, 2010, to Richard D. Machon (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2010, and incorporated herein by reference).

10.2
Option Grant Agreement, dated April 21, 2010, to S. Gary Snodgrass (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2010, and incorporated herein by reference).

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

RCM Technologies, Inc.
Date: August 11, 2010	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 11, 2010	By: /s/ Kevin Miller
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

Date: August 11, 2010	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: August 11, 2010	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended July 3, 2010 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
President and Chief Executive Officer

Date:  August 11, 2010

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended July 3, 2010 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  August 11, 2010