Form 10-Q
period 2010-11-12
RCM TECHNOLOGIES INC
filed 2010-11-12
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Common Stock, $0.05 par value, 13,191,480 shares outstanding as of November 12, 2010.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of October 2, 2010 (Unaudited) and January 2, 2010	3

	Unaudited Consolidated Statements of Income for the Thirteen and Thirty-Nine Week Periods Ended October 2, 2010 and September 26, 2009	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Thirty-Nine Week Period Ended October 2, 2010 and Unaudited Consolidated Statements of Comprehensive Income for the Thirty-Nine Week Periods Ended October 2, 2010 and September 26, 2009	5

	Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended October 2, 2010 and September 26, 2009	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	[Removed and Reserved]	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures		41

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 2, 2010 and January 2, 2010
(In thousands, except share and per share amounts)

	October 2,	January 2,
	2010	2010
	(Unaudited)	(Revised – Note 1)
Current assets:
Cash and cash equivalents	$26,898	$10,942
Accounts receivable, net	38,589	44,231
Prepaid expenses and other current assets	2,775	2,629
Deferred income tax assets	705	705
Assets of discontinued operations	1,883	2,534
Total current assets	70,850	61,041

Property and equipment, net	3,575	4,533

Other assets:
Deposits	159	184
Goodwill	7,319	7,319
Intangible assets, net	360	464
Deferred income tax assets	3,427	3,828
Total other assets	11,365	11,896

Total assets	$85,690	$77,369

Current liabilities:
Accounts payable and accrued expenses	$6,924	$6,934
Accrued payroll and related costs	9,419	6,340
Income taxes payable	407	-
Liabilities of discontinued operations	121	426
Total current liabilities	16,871	13,700

Contingent consideration	366	366

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,220,445 shares issued and 13,191,480 shares outstanding at October 2, 2010 and 12,960,778 shares issued and outstanding at January 2, 2010	661	648
Additional paid-in capital	107,740	107,262
Accumulated other comprehensive income	1,306	1,267
Accumulated deficit	(41,140)	(45,874)
Treasury stock (28,965 shares, at cost)	(114)	-
Total stockholders' equity	68,453	63,303

Total liabilities and stockholders’ equity	$85,690	$77,369

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Thirty-Nine Week Periods Ended October 2, 2010 and September 26, 2009
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Revenues	$37,489	$40,429	$125,629	$126,603
Cost of services	26,866	29,096	90,204	93,969
Gross profit	10,623	11,333	35,425	32,634

Operating costs and expenses
Selling, general and administrative	8,410	9,995	27,674	30,191
Depreciation and amortization	331	393	1,011	1,124
	8,741	10,388	28,685	31,315

Operating income	1,882	945	6,740	1,319

Other (expense) income
Interest (expense) income and other, net	(8)	7	(59)	(16)
(Loss) gain on foreign currency transactions	(5)	25	6	70
Legal settlement	-	-	-	9,750
	(13)	32	(53)	9,804

Income from continuing operations before income taxes	1,869	977	6,687	11,123
Income tax expense from continuing operations	698	391	1,439	4,331
Income from continuing operations	1,171	586	5,248	6,792

Gain (loss) from discontinued operations, net of taxes	72	(149)	(514)	(557)
Net income	$1,243	$437	$4,734	$6,235

Basic net earnings per share data:

Income from continuing operations	$0.09	$0.04	$0.40	$0.52

Gain (loss) from discontinued operations, net of tax benefit	$0.01	($0.01)	($0.04)	($0.04)
Net income	$0.10	$0.03	$0.36	$0.48

Diluted net earnings per share data:

Income from continuing operations	$0.08	$0.04	$0.40	$0.52

Gain (loss) from discontinued operations, net of tax benefit	$0.01	($0.01)	($0.04)	($0.04)
Net income	$0.09	$0.03	$0.36	$0.48

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirty-Nine Week Period Ended October 2, 2010 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Outstanding Shares	Amount				Shares	Amount

Balance, January 2, 2010	12,960,778	$648	$107,262	$1,267	($45,874)	-	$ -	$63,303

Issuance of stock under employee stock purchase plan	74,172	4	145	-	-	-	-	149
Translation adjustment	-	-	-	39	-	-	-	39
Issuance of stock under stock option plans	185,495	9	93	-	-	-	-	102
Stock based compensation expense	-	-	240	-	-	-	-	240
Common stock repurchase	(28,965)	-	-	-	-	28,965	(114)	(114)
Net income	-	-	-	-	4,734	-	-	4,734

Balance, October 2, 2010	13,191,480	$661	$107,740	$1,306	($41,140)	28,965	($114)	$68,453

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended October 2, 2010 and September 26, 2009 (Unaudited) (In thousands)

	October 2,	September 26,
Thirty-Nine Week Periods Ended	2010	2009

Net income	$4,734	$6,235
Foreign currency translation adjustment	39	514
Comprehensive income	$4,773	$6,749

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended October 2, 2010 and September 26, 2009 (Unaudited) (In thousands)

	October 2, 2010	September 26, 2009
Cash flows from operating activities:
Net income	$4,734	$6,235

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,052	1,211
Loss on disposal of fixed assets of discontinued operations	269	-
Gain on sale of discontinued operations	(143)	-
Stock-based compensation expense	240	99
Provision for losses on accounts receivable	174	404
Deferred income tax expense	401	2,871
Changes in assets and liabilities:
Accounts receivable	5,813	11,051
Prepaid expenses and other current assets	(129)	(14)
Accounts payable and accrued expenses	(272)	(2,318)
Accrued payroll and related costs	2,856	(2,039)
Income taxes payable	661	(843)
Total adjustments	10,922	10,422
Net cash provided by operating activities	15,656	16,657

Cash flows from investing activities:
Property and equipment acquired	(84)	(564)
Decrease in deposits	52	42
Cash from sale of discontinued operations	200	-
Cash paid for acquisitions, net of working capital	-	(900)
Net cash provided by (used in) investing activities	168	(1,422)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	149	83
Exercise of stock options	102	-
Common stock repurchases	(114)	-
Net repayments on line of credit	-	(4,900)
Net cash provided by (used in) financing activities	137	(4,817)
Effect of exchange rate changes on cash and cash equivalents	(5)	734
Increase in cash and cash equivalents	15,956	11,152
Cash and cash equivalents at beginning of period	10,942	815

Cash and cash equivalents at end of period	$26,898	$11,967

Supplemental cash flow information:
Cash paid for:
Interest	$77	$55
Income taxes	$942	$1,869

Non-cash investing activities relating to acquisition purchase price adjustment:
Decrease goodwill	$840	$ -
Decrease accounts payable and accrued expenses	$313	$ -
Decrease contingent consideration	$527	$ -

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

Results for the thirty-nine week period ended October 2, 2010 are not necessarily indicative of results that may be expected for the full year.

Certain changes to prior year balance sheet amounts have been made in accordance with the accounting guidance for business combinations to reflect adjustments made during the measurement period (see Note 5 for additional information regarding these changes) and the classification of certain business units as discontinued operations (see paragraph below).

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.   In September 2010, the Company sold its light industrial and clerical staffing business located in southern California and doing business under the name Intertec.  See Note 19 to the Consolidated Financial Statements included in this report for further details of these discontinued operations.  Such businesses have been classified as discontinued operations for all periods presented.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2010 was a 53-week reporting year.  The third fiscal quarter of 2010, the 2009 fiscal year and the third fiscal quarter of 2009 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
October 2, 2010	Thirteen	Thirty-Nine
January 2, 2010	Thirteen	Fifty-Three
September 26, 2009	Thirteen	Thirty-Nine

3.	Use of Estimates and Uncertainties

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

Fair Value of Financial Instruments
The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, accounts payable and accrued expenses approximates fair value due to their liquidity or their short-term nature.  The Company does not have any off-balance sheet financial instruments.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

4.	Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	October 2, 2010	January 2, 2010
Billed	$28,988	$35,372
Accrued and unbilled	2,368	2,160
Work-in-progress	8,515	7,887
Allowance for doubtful accounts and sales discounts	(1,282)	(1,188)

Accounts receivable, net	$38,589	$44,231

5.	Acquisitions

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

Future Contingent Payments
The Company has two active acquisition agreements relating to the acquisitions of the assets of NuSoft and PSG, both as defined below, whereby future contingent consideration may be earned and paid.  Prior to December 2007 and the NuSoft acquisition, the Financial Accounting Standards Board (“FASB”) issued “Business Combinations” which did not require that the estimated fair value of contingent consideration be recorded as a liability.  Pursuant to accounting standards in effect at that time, the Company has not recorded any liability associated with the contingent consideration that may be paid in connection with its March 19, 2008 acquisition of the operating assets of NuSoft Solutions, Inc. (“NuSoft”) as described in Note 4 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010.  Prior to April 2009 and the Company’s July 6, 2009 acquisition of the operating assets of Project Solutions Group, Inc. (“PSG”), FASB issued “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations That Arise from Contingencies” which requires that the fair value of any future contingent consideration be recorded as a liability.  The Company has determined that the estimated fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition is approximately $0.4 million.  The amount actually paid, if any, may substantially exceed the estimated fair value.  The Company has recorded this liability and increased its goodwill by a like amount.

The Company’s outstanding Deferred Consideration obligations potentially due after October 2, 2010, which relate to the NuSoft and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

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

The PSG purchase consideration consisted of $0.5 million in cash and 100,000 shares of the Company's common stock, valued at $0.2 million.  The fair value of the common shares issued was determined based on the closing market price of the Company's common stock on the last trading day prior to the effective date of the acquisition.  Post closing consideration consists of potential Deferred Consideration payments up to $0.5 million and additional Earnout payments, with both amounts contingent upon PSG achieving certain base levels of operating income for certain post closing periods following the purchase.  Additionally, the Company recorded a liability of approximately $0.4 million for the estimated net preset value of future contingent consideration potentially due in connection with the PSG acquisition.  During 2010, the Company amended certain terms of the PSG purchase agreement which had the net effect of reducing a portion of the initial cash price and corresponding goodwill.  Since this adjustment to the provisional amounts was identified during the measurement period as defined in authoritative accounting literature, the Company recognized the adjustment as if the amendment for the business combination had been completed as of the acquisition date (i.e., via retrospective adjustment).  Accordingly, liability accounts and goodwill were reduced by $840 as of both October 2, 2010 and January 2, 2010, the periods presented herein.  The effect of these adjustments on the Company's consolidated financial statements is not material.

The acquisition has been accounted for under the purchase method of accounting. The amended purchase price of approximately $0.7 million has been allocated as follows:

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Revenues	$37,489	$40,429	$125,629	$129,191
Operating income from continuing operations	$1,882	$945	$6,740	$1,519
Income from continuing operations	$1,171	$586	$5,248	$6,912
Diluted earnings per share from continuing operations	$0.08	$0.04	$0.40	$0.53

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

Property and equipment are comprised of the following:

	October 2,	January 2,
	2010	2010
Equipment and furniture	$2,729	$2,929
Computers and systems	5,857	6,596
Leasehold improvements	1,064	1,160
	9,650	10,685

Less: accumulated depreciation and amortization	6,075	6,152

Property and equipment, net	$3,575	$4,533

7.	New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen week period ended October 2, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, that are of material significance, or have potential material significance to the Company.

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

There were no borrowings during the thirty-nine week period ended October 2, 2010.  During the thirty-nine week period ended September 26, 2009, the Company’s outstanding borrowings ranged from $-0- million to $4.9 million.  The majority of borrowings in 2009 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more.  The weighted average interest rate under the Revolving Credit Facility for the thirty-nine week period ended September 26, 2009 was 2.2%.  At October 2, 2010 and January 2, 2010, there were letters of credit outstanding for $2.2 million and $1.6 million, respectively.  At October 2, 2010, the Company had availability for additional borrowings under the Revolving Credit Facility of $12.8 million.

9.	Goodwill

The Company is required to perform a goodwill impairment test on at least an annual basis.  Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of the last day of the Company's fiscal November each year, or more frequently if indicators of impairment exist.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There were no triggering events during the thirty-nine week period ended October 2, 2010 that indicated a need to perform the impairment test prior to the Company's annual test date.

During 2010, goodwill related to the acquisition of PSG decreased by $840 for net adjustments made during the measurement period (see Note 5).  These retrospective adjustments are reflected in the net goodwill at January 2, 2010, in accordance with the accounting guidance for business combinations.  The Company reduced its goodwill balance by $101 in connection with the sale of its Intertec division (see Note 19).

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

The following table reflects the components of intangible assets, excluding goodwill:

	Information Technology	Engineering	Specialty Health Care	Total
Balance as of January 2, 2010	$420	$44	$ -	$464

Amortization of intangibles during the thirty-nine week period ended October 2, 2010	78	26	-	104

Balance as of October 2, 2010	$342	$18	$ -	$360

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Stockholders' Equity

Common Stock Reserved
Unissued shares of common stock were reserved for the following purposes:

	October 2, 2010	January 2, 2010

Exercise of options outstanding	1,109,094	1,564,594
Future grants of options or shares	411,100	426,100
Shares reserved for employee stock purchase plan	320,364	394,536

Total	1,840,558	2,385,230

12.	Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of common shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine week periods ended October 2, 2010 and September 26, 2009 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Basic
Weighted average shares outstanding	13,027,841	12,960,778	13,008,732	12,862,607

Diluted
Shares used for basic calculation	13,027,841	12,960,778	13,008,732	12,862,607
Dilutive effect of options granted under the Company’s stock option plans	292,506	6,766	145,138	1,750
	13,320,347	12,967,544	13,153,870	12,864,357

13.	Share - Based Compensation

At October 2, 2010, the Company had five share-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based upon the Black-Scholes pricing model.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance.  Stock options that vest in accordance with service conditions amortize over their applicable vesting period using the straight-line method.

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

Share-based compensation expense (inclusive of expense from the issuance of stock under the Company’s Employee Stock Purchase Plan) of $240 and $99 was recognized for the thirty-nine week periods ended October 2, 2010 and September 26, 2009, respectively.

The weighted average fair value of options granted using the Black-Scholes Option Pricing Model during the thirty-nine week periods ended October 2, 2010 and September 26, 2009 has been estimated using the following assumptions:

	Thirty-Nine Week Periods Ended
	October 2, 2010	September 26, 2009
Weighted average risk-free interest rate	2.52%	2.19%
Expected term of option	5 Years	5 Years
Expected stock price volatility	66.4%	66.3%
Expected dividend yield	N/A	N/A
Annual forfeiture rate	11.45%	13.86%
Weighted-average grant date fair value	$1.99	$0.94

Activity regarding outstanding options for the thirty-nine week period ended October 2, 2010 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 2, 2010	1,564,594	$3.87
Options granted	20,000	$3.48
Options exercised	(185,495)	$2.64
Options forfeited/cancelled	(290,005)	$3.73

Options outstanding as of October 2, 2010	1,109,094	$4.10

Option price range at October 2, 2010	$0.95 - $9.81

Options exercisable as of October 2, 2010	882,900	$4.60

Intrinsic value of outstanding stock options as of October 2, 2010	$1,233

Intrinsic value of stock options exercised for the thirty-nine week period ended October 2, 2010	$443

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Share - Based Compensation (Continued)

Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of the Company’s common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired.  The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options.  As of October 2, 2010, options to purchase 57,455 shares of common stock granted under the 1992 Plan were outstanding.

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of the Company’s common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of October 2, 2010, options to purchase 20,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of October 2, 2010, options to purchase 601,545 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of October 2, 2010, options to purchase 276,194 shares of common stock granted under the 2000 Plan were outstanding.

The 1992 Plan, 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Share - Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of October 2, 2010, 411,100 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 153,900 shares of common stock granted under the 2007 Plan were outstanding.

As of October 2, 2010, the Company had approximately $142.1 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of July 4, 2010) was 35,772.  As of October 2, 2010, there were 320,364 shares available for issuance under the Purchase Plan.

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

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months. During the thirty-nine weeks ended October 2, 2010, the Company repurchased 28,965 shares at a total cost of approximately $114, or an average price of $3.94 per share.

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

In September 2010, the Company sold its light industrial and clerical staffing business located in southern California and doing business under the name Intertec (see Note 19 Discontinued Operations).  In prior financial statement filings, the Intertec business unit was grouped with its Specialty Health Care business unit in the Company’s formerly named Commercial Services segment.  All current and prior periods have been restated to include only the Specialty Health Care segment operating results.

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended October 2, 2010	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$17,072	$15,564	$4,853	$ -	$37,489

Cost of services	12,365	11,266	3,235	-	26,866

Selling, general and administrative	4,244	2,616	1,550	-	8,410

Depreciation and amortization	127	174	30	-	331

Operating income	$337	$1,508	$38	$ -	$1,882

Total assets	$14,164	$23,789	$7,291	$40,446	$85,690
Capital expenditures	$1	$26	$ -	$30	$57

Thirteen Week Period Ended September 26, 2009	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$20,054	$15,455	$4,920	$ -	$40,429

Cost of services	14,419	11,557	3,120	-	29,096

Selling, general and administrative	5,467	2,821	1,707	-	9,995

Depreciation and amortization	179	181	32		393

Operating (loss) income	($11)	$895	$61	$ -	$945

Total assets	$23,866	$22,475	$6,260	$24,914	$77,515
Capital expenditures	$ -	$35	$ -	$7	$42

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Segment Information (Continued)

Thirty-Nine Week Period Ended October 2, 2010	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$56,096	$50,617	$18,916	$ -	$125,629

Cost of services	40,344	37,513	12,347	-	90,204

Selling, general and administrative	14,327	8,122	5,225	-	27,674

Depreciation and amortization	387	526	98	-	1,011

Operating income	$1,038	$4,456	$1,246	$ -	$6,740

Total assets	$14,164	$23,789	$7,291	$40,446	$85,690
Capital expenditures	$1	$26	$ -	$35	$84

Thirty-Nine Week Period Ended September 26, 2009	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$62,539	$45,657	$18,407	$ -	$126,603

Cost of services	46,912	35,243	11,814	-	93,969

Selling, general and administrative	16,483	8,230	5,478	-	30,191

Depreciation and amortization	494	523	107	-	1,124

Operating (loss) income	($1,350)	$1,661	$1,008	$ -	$1,319

Total assets	$23,866	$22,475	$6,260	$24,914	$77,515
Capital expenditures	$6	$253	$2	$303	$564

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Segment Information (Continued)

Revenues from continuing operations reported for each operating segment are from external customers.

The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Ireland.  Revenues by geographic area for the thirteen and thirty-nine week periods ended October 2, 2010 and September 26, 2009 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Revenues
U. S.	$30,273	$33,837	$101,824	$108,498
Canada	6,354	5,852	21,231	15,685
Puerto Rico	840	740	2,457	2,420
Ireland	22	-	117	-
	$37,489	$40,429	$125,629	$126,603

Total assets by geographic area as of the reported periods are as follows:

	October 2, 2010	January 2, 2010
Total assets
U. S.	$70,005	$65,180
Canada	14,417	10,852
Puerto Rico	1,049	1,337
Ireland	219	-
	$85,690	$77,369

17.	Legal Settlement

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

The Company is party to an agreement of indemnity related to the performance of a construction project that was managed by a former customer prior to November 2008 when the initial contract was transferred to the Company as the general contractor.  The contract price was approximately $6.2 million and complete as of October 2, 2010.  In the event of non-performance on the construction project, the Company may be obligated to indemnify the project owners for warranty claims.  Management believes that any indemnity claims, if any, would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  The Company has accrued a provision for losses aggregating approximately $0.7 million as of October 2, 2010 and January 2, 2010.  Asserted claims in these matters seek approximately $9.0 million in damages as of October 2, 2010.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

19.	Discontinued Operations

In September 2010, the Company sold the fixed and intangible assets associated with its light industrial and clerical staffing business located in southern California and doing business under the name Intertec.  Accounts receivable and certain short term liabilities of this business unit were retained by the Company.  The Company received cash of $400 ($200 paid before October 2, 1010 and $200 paid subsequent to October 2, 2010) and recognized a gain of $143 on the sale of Intertec.  The Intertec business unit was grouped with its Specialty Health Care business unit in the Company’s formerly named Commercial Services segment.

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit, included in the Company’s Information Technology segment, sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.  The Company may experience continued operation losses in its Oracle business unit as a result of representations and warranties made in association with certain completed projects but the Company does not anticipate any material losses, if any.

The Intertec and Oracle business units have been classified as discontinued operations for all periods presented.

The net assets and liabilities of discontinued operations consist of:

	October 2,	January 2,
	2010	2010
Assets:
Accounts receivable, net	$1,882	$2,122
Prepaid expenses and other current assets	1	48
Property and equipment, net	-	235
Deposits	-	28
Goodwill	-	101

Total assets	$1,883	$2,534

Liabilities:
Accounts payable and accrued expenses	$73	$254
Accrued payroll and related costs	48	172

Total liabilities	$121	$426

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

19.	Discontinued Operations (Continued)

The loss from discontinued operations consists of:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Revenues	$3,425	$4,322	$11,689	$13,420
Cost of services	2,999	3,815	10,734	11,693
Gross profit	426	507	955	1,727

Operating costs and expenses
Selling, general and administrative	462	725	1,732	2,552
Depreciation	5	30	41	88
Loss on disposal of fixed assets	-	-	269	-
	467	755	2,042	2,640

Operating loss from discontinued operations	(41)	(248)	(1,087)	(913)

Income tax benefit	35	99	495	356

Net operating loss from discontinued operations	(6)	(149)	(592)	(557)

Gain on sale of discontinued operations, net of tax expense	78	-	78	-

Net gain (loss) from discontinued operations	$72	($149)	($514)	($557)

20.	Income Taxes

The Company recognized a nonrecurring current tax benefit of $1.2 million due to the discrete nature of the first quarter 2010 goodwill and intangible asset tax deduction for the liquidation of its Oracle business unit subsidiary described in Note 19 to the Consolidated Financial Statements.  The Company recognized an impairment of the book goodwill and intangible assets associated with this subsidiary in 2008.  This was offset by regular tax provision expense of $2.6 million on current taxable income from continuing operations, resulting in a cumulative income tax expense of approximately $1.4 million (not including the tax benefit from discontinued operations) for the thirty-nine week period ended October 2, 2010.

Excluding the tax benefit from the nonrecurring goodwill and intangible asset tax deduction, the Company’s effective income tax rate on income from continuing operations for the thirty-nine week period ended October 2, 2010 was 39.8%.

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

After normalizing for the July 6, 2009 acquisition of the operating assets of Project Solutions Group, Inc. (“PSG”), the Company experienced a small decrease in revenues during the thirty-nine week period ended October 2, 2010 as compared to the comparable prior year period.  The revenue decrease is primarily attributable to subpar performance in the Company’s Information Technology segment offset by gains in its Engineering segment.  While the Company believes general economic conditions and overall market conditions for its Information Technology and Specialty Health Care segments have improved slightly from the end of 2009, the Company is cautious regarding expectations for the remainder of 2010 as the Company believes that any general economic or market recovery may be slow and/or tenuous.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of October 2, 2010, the Company had short term deferred tax assets of $0.7 million and total long term net deferred income tax assets of $3.4 million.  The short term deferred tax assets primarily represent timing differences for GAAP expense accruals not deductible for tax purposes.  The long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in the current and prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes (Continued)

The Company adopted the provisions of “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  The Company recognized no material adjustments in the liability for unrecognized income tax benefits.  The Company conducts its operations in multiple tax jurisdictions in the United States, Puerto Rico, Canada and Ireland.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2007.  The Company’s federal income tax returns have been examined through 2007.  As of October 2, 2010, the Company did not have any material uncertain tax positions.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 2, 2010 Compared to Thirteen Week Period Ended September 26, 2009

A summary of operating results for the thirteen week periods ended October 2, 2010 and September 26, 2009 is as follows (in thousands):

	October 2, 2010		September 26, 2009
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$37,489	100.0	$40,429	100.0
Cost of services	26,866	71.7	29,096	72.0
Gross profit	10,623	28.3	11,333	28.0

Selling, general and administrative	8,410	22.4	9,995	24.7
Depreciation and amortization	331	0.9	393	1.0
	8,741	23.3	10,388	25.7

Operating income from continuing operations	1,882	5.0	945	2.3
Other (expense) income, net	(13)	0.0	32	0.1

Income from continuing operations before income taxes	1,869	5.0	977	2.4
Income tax expense from continuing operations	698	2.0	391	1.0

Income from continuing operations	1,171	3.0	586	1.4

Gain (loss) from discontinued operations, net of tax benefit	72	0.3	(149)	(0.3)

Net income	$1,243	3.3	$437	1.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year to date reporting periods ended October 2, 2010 and September 26, 2009 consisted of thirteen weeks each.

Revenues.  Revenues decreased 7.3%, or $2.9 million, for the thirteen week period ended October 2, 2010 as compared to the thirteen week period ended September 26, 2009 (the “comparable prior year period”).  Revenues decreased $3.0 million in the Information Technology segment, increased $0.1 million in the Engineering segment, and decreased $0.1 million in the Specialty Health Care segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 2, 2010 Compared to Thirteen Week Period Ended September 26, 2009 (Continued)

Cost of Services.  Cost of services decreased 7.7%, or $2.2 million, for the thirteen week period ended October 2, 2010 as compared to the comparable prior year period.  The decrease in cost of services is primarily due to a decrease in revenues.  Cost of services as a percentage of revenues decreased to 71.7% for the thirteen week period ended October 2, 2010 from 72.0% for the comparable prior year period.  The decrease in cost of services as a percentage of revenues is primarily due to favorable fixed priced contracts in our Engineering segment.  Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2010 to remain relatively comparable to that in the thirty-nine week period ended October 2, 2010, adjusted for increased vacation and holidays in the fourth quarter.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 15.9%, or $1.6 million, for the thirteen week period ended October 2, 2010 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.4% for the thirteen week period ended October 2, 2010 as compared to 24.7% for the comparable prior year period.  The decrease in SGA expenses both in dollars and as a percentage of revenues is primarily due to a concerted effort by the Company to reduce SGA expenses.  The primary components of the reduction include labor and related expenses, bad debt and professional fees.  Assuming no material changes to gross profit, management expects SGA expenses for the remainder of fiscal 2010 to remain generally consistent with the SGA expenses for the thirty-nine week period ended October 2, 2010.

Depreciation and Amortization.  Depreciation and amortization was $0.3 million and $0.4 million for the thirteen week period ended October 2, 2010 and the comparable prior year period, respectively.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.

Income Tax Expense From Continuing Operations.  The Company experienced income tax expense from continuing operations of $0.7 million for the thirteen week period ended October 2, 2010 as compared to $0.4 million expense for the comparable prior year period.  The effective income tax rate for income from continuing operations was 37.3% for the thirteen week period ended October 2, 2010 as compared to 40.0% for the comparable prior year period.  The current period effective tax rate is comprised of an estimated effective tax rate of 38.3% in the United States offset by an effective tax rate of 30.8% in Canada (due to income tax abatements in Canada in 2010).  The Company also experienced an approximate loss of $0.2 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.  Management anticipates that the effective tax rate for the remainder of fiscal 2010 will approximate the effective tax rate of the thirty-nine week period ended October 2, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 2, 2010 Compared to Thirteen Week Period Ended September 26, 2009 (Continued)

Discontinued Operations.  See Note 19 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company experienced a negligible operating loss from discontinued operations offset by a $0.1 million gain on sale of discontinued operations net of taxes in the thirteen weeks ended October 2, 2010 as compared to a net loss of $0.1 million in the comparable prior year period.  The Company does not anticipate material operating losses from discontinued operations for the balance of fiscal 2010.

Segment Discussion (See Note 16 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $17.1 million in the thirteen week period ended October 2, 2010 decreased $3.0 million, or 14.9%, as compared to the comparable prior year period.  The decrease in revenue was primarily attributable to a continued weakening of the general economy throughout 2009 and early 2010, revenue decreases from the Company’s Life Sciences clients including a $1.3 million decrease in revenues from two major pharmaceutical clients that were merged in 2009 and continued weakness in the Company’s Michigan offices.  The Information Technology segment operating income was $0.3 million for the thirteen week period ended October 2, 2010 as compared to a negligible operating loss in the comparable prior year period.  The improvement in operating income is primarily attributable to a decrease in SGA expense.

Engineering

Engineering revenues of $15.6 million in the thirteen week period ended October 2, 2010 increased $0.1 million, or 0.7%, as compared to the comparable prior year period.  The Engineering segment operating income was $1.5 million for the thirteen week period ended October 2, 2010 as compared to $0.9 million for the comparable prior year period.  The increase in operating income was primarily due to a lower cost of services as a percentage of revenues and a decrease in SGA expense.

Specialty Health Care

Specialty Health Care revenues of $4.9 million in the thirteen week period ended October 2, 2010 decreased $0.1 million, or 1.4%, as compared to the comparable prior year period.  The Specialty Health Care segment had negligible operating income in both comparable periods.  The Specialty Health Care group’s largest customer is the New York City Department of Education and activity in the summer months declines significantly due to school closures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 2, 2010 Compared to Thirty-Nine Week Period Ended September 26, 2009

A summary of operating results for the thirty-nine week periods ended October 2, 2010 and September 26, 2009 is as follows (in thousands):

	October 2, 2010		September 26, 2009
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$125,629	100.0	$126,603	100.0
Cost of services	90,204	71.8	93,969	74.2
Gross profit	35,425	28.2	32,634	25.8

Selling, general and administrative	27,674	22.0	30,191	23.8
Depreciation and amortization	1,011	0.8	1,124	0.9
	28,685	22.8	31,315	24.7

Operating income from continuing operations	6,740	5.4	1,319	1.1
Other (expense) income, net	(53)	0.0	9,804	7.7

Income from continuing operations before income taxes	6,687	5.4	11,123	8.8
Income tax expense from continuing operations	1,439	1.1	4,331	3.4

Income from continuing operations	5,248	4.3	6,792	5.4

Loss from discontinued operations, net of tax benefit	(514)	(0.5)	(557)	(0.5)

Net income	$4,734	3.8	$6,235	4.9

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year to date reporting periods ended October 2, 2010 and September 26, 2009 consisted of thirty-nine weeks each.

Revenues.  Revenues decreased 0.8%, or $1.0 million, for the thirty-nine week period ended October 2, 2010 as compared to the thirty-nine week period ended September 26, 2009 (the “comparable prior year period”).  Revenues decreased $6.4 million in the Information Technology segment, increased $5.0 million in the Engineering segment, and increased $0.5 million in the Specialty Health Care segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 2, 2010 Compared to Thirty-Nine Week Period Ended September 26, 2009 (Continued)

Cost of Services.  Cost of services decreased 4.0%, or $3.8 million, for the thirty-nine week period ended October 2, 2010 as compared to the comparable prior year period.  Cost of services as a percentage of revenues decreased to 71.8% for the thirty-nine week period ended October 2, 2010 from 74.2% for the comparable prior year period.  The decrease in cost of services both in dollars and as a percentage of revenues is primarily due to favorable fixed priced contracts in our Engineering segment, decreased unbilled labor costs as compared to total labor costs for consultants (i.e., an increase in utilization of billable personnel) in our Information Technology segment and a general focus on selling and delivering higher gross margin services.  Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2010 to remain comparable to that in the thirty-nine week period ended October 2, 2010, adjusted for increased vacation and holidays in the fourth quarter.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 8.3%, or $2.5 million, for the thirty-nine week period ended October 2, 2010 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.0% for the thirty-nine week period ended October 2, 2010 as compared to 23.8% for the comparable prior year period.   The decrease in SGA expenses both in dollars and as a percentage of revenues is primarily due to a concerted effort by the Company to reduce SGA expenses offset by SGA expenses of $0.7 million incurred by the PSG acquisition in the thirty-nine weeks ended October 2, 2010 as compared to $0.4 million for the comparable prior year period.  The primary components of the reduction include labor and related expenses, bad debt and professional fees.  Assuming no material changes to gross profit, management expects SGA expenses for the remainder of fiscal 2010 to remain generally consistent with the SGA expenses for the thirty-nine week period ended October 2, 2010.

Depreciation and Amortization.  Depreciation and amortization was $1.0 million for the thirty-nine week period ended October 2, 2010 and $1.1 million for the comparable prior year period.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.  Additionally, in the comparable prior year period, $9.8 million in proceeds was received from a legal settlement.

Income Tax Expense From Continuing Operations.  The Company experienced income tax expense from continuing operations of $1.4 million for the thirty-nine week period ended October 2, 2010 as compared to $4.3 million for the comparable prior year period.  The Company recognized an income tax benefit of $1.2 million due to an anticipated 2010 goodwill and intangible asset tax deduction during the thirty-nine week period ended October 2, 2010.  The Company recognized an impairment of the remaining goodwill and intangible assets for book purposes in 2008.

Before considering the benefit from the anticipated goodwill and intangible asset tax deduction, the effective tax rate was 39.8% for the thirty-nine week period ended October 2, 2010 as compared to 38.9% in the comparable prior year period. The current period effective tax rate is comprised of an estimated effective tax rate of 45.5% in the United States offset by an effective tax rate of 30.8% in Canada (due to income tax abatements in Canada in 2010).  The Company also experienced an approximate loss of $0.3 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.  Management anticipates that the effective tax rate for the remainder of fiscal 2010 will approximate the effective tax rate of the thirty-nine week period ended October 2, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 2, 2010 Compared to Thirty-Nine Week Period Ended September 26, 2009 (Continued)

Discontinued Operations.  See Note 19 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company experienced a net operating loss from discontinued operations of $0.6 million for both the thirty-nine week period ended October 2, 2010 and the comparable prior year period.  The current period was offset by a $0.1 million gain on sale of discontinued operations, net of tax expense.  The Company experienced an operating loss from discontinued operations of $1.1 million in the thirty-nine week period ended October 2, 2010 as compared to $0.9 million in the comparable prior year period.  The Company does not anticipate material operating losses from discontinued operations for the balance of fiscal 2010.

Segment Discussion (See Note 16 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $56.1 million in the thirty-nine week period ended October 2, 2010 decreased $6.4 million, or 10.3%, as compared to the comparable prior year period.  The decrease in revenue was primarily attributable to a continued weakening of the general economy throughout 2009 and early 2010, revenue decreases from the Company’s Life Sciences clients including a $3.1 million decrease in revenues from two major pharmaceutical clients that were merged in 2009, weakness in the Company’s Michigan offices and a concentrated effort by the Company to shift to higher gross margin revenues, partially offset by the PSG acquisition.  Revenues for the PSG acquisition were $1.3 million for the thirty-nine week period ended October 2, 2010.  The Information Technology segment operating income was $1.0 million for the thirty-nine week period ended October 2, 2010 as compared to an operating loss of $1.4 million in the comparable prior year period.  The improvement in operating income is attributable to an increase in gross profit dollars and decreases to SGA expenses.

Engineering

Engineering revenues of $50.6 million in the thirty-nine week period ended October 2, 2010 increased $5.0 million, or 10.9%, as compared to the comparable prior year period.  The increase in revenue is attributable to increases in revenues from several major customers in the Company’s Power Systems Group that are operating at increased levels of spending as compared to the comparable prior year period.  The Engineering segment operating income was $4.5 million for the thirty-nine week period ended October 2, 2010 as compared to $1.7 million for the comparable prior year period.  The increase in operating income was primarily due to increased revenues and lower cost of services as a percentage of revenues as compared to the comparable prior year period.

Specialty Health Care

Specialty Health Care revenues of $18.9 million in the thirty-nine week period ended October 2, 2010 increased $0.5 million, or 2.8%, as compared to the comparable prior year period.  The Specialty Health Care segment had operating income of $1.2 million for the thirty-nine week period ended October 2, 2010 as compared to $1.0 million for the comparable prior year period, respectively.  The Specialty Health Care group’s largest customer is the New York City Department of Education and activity in the summer months declines significantly due to school closures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	October 2, 2010	September 26, 2009
Cash provided by (used in):
Operating activities	$15,656	$16,657
Investing activities	$168	($1,422)
Financing activities	$137	($4,817)

Operating Activities
Operating activities provided $15.7 million of cash for the thirty-nine week period ended October 2, 2010 as compared to $16.7 million in the comparable prior year period.  The major components of the cash provided by operating activities in the thirty-nine week period ended October 2, 2010 and the comparable prior year period are as follows: net income, accounts receivables, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirty-nine week period ended October 2, 2010 was $4.7 million as compared to $6.2 million for the comparable prior year period.  The largest driver of the cash provided by operating activities in the comparable prior year period was a one-time $9.8 million legal settlement ($5.8 million after tax effect).  Before considering the legal settlement and other income during the thirty-nine week period ended September 26, 2009, there was operating income of $1.3 million ($0.8 million after tax effect).  During the thirty-nine week period ended October 2, 2010, there was operating income from continuing operations of $6.7 million ($4.0 million after tax effect).  Net income in the thirty-nine weeks ended October 2, 2010 included a $1.2 million tax benefit recognized from an anticipated tax deduction associated with the liquidation of a subsidiary (see Notes 19 and 20 to the Consolidated Financial Statements included in this report).

A decrease in accounts receivables in the thirty-nine week period ended October 2, 2010 provided $5.8 million as compared to providing $11.1 million in the comparable prior year period.  The Company believes the decrease in accounts receivables from January 2, 2010 is due to lower revenues and the Company’s focus on improving collection rates on accounts receivables.

A decrease in accounts payable and accrued expenses in the thirty-nine week period ended October 2, 2010 used $0.3 million as compared to using $2.3 million in the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase to accrued payroll and related costs in the thirty-nine week period ended October 2, 2010 provided $2.9 million as compared to using $2.0 million in the comparable prior year period.  The increase in accrued payroll and related costs during the thirty-nine week period ended October 2, 2010 primarily relates to accrued bonuses and vacation paid later in or upon the conclusion of the fiscal year and other positive timing differences.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities provided cash of $0.2 million for the thirty-nine week period ended October 2, 2010 as compared to a use of $1.4 million for the comparable prior year period.  The decrease in cash used from investing activities for 2010 as compared to the comparable prior year period was primarily attributable to significantly decreased expenditures for property and equipment and no acquisition activity in the current period.  Additionally, the Company sold its Intertec division and received $0.2 million in cash (see Note 19).  The Company anticipates implementing an upgraded ERP system sometime in late 2010 or early 2011 and will see a significant rise in expenditures for property and equipment as a result.

Financing Activities
In 2010, financing activities consisted of providing $0.1 million from the sale of stock through the Company’s employee stock purchase plan and $0.1 million from the exercise of stock options which was offset by a use of $0.1 million for the purchase of treasury stock.   In 2009, financing activities primarily consisted of reducing debt by $4.9 million.

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

There were no borrowings during the thirty-nine week period ended October 2, 2010.  During the thirty-nine week period ended September 26, 2009, the Company’s outstanding borrowings ranged from $-0- million to $4.9 million.  The majority of borrowings in 2009 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more.  The weighted average interest rate under the Revolving Credit Facility for the thirty-nine week period ended September 26, 2009 was 2.2%.  At October 2, 2010 and January 2, 2010, there were letters of credit outstanding for $2.2 million and $1.6 million, respectively.  At October 2, 2010, the Company had availability for additional borrowings under the Revolving Credit Facility of $12.8 million.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2010 (after October 2, 2010)	$958
2011	3,127
2012	2,049
2013	812
2014	147
2015	96
Total	$7,189

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

The Company’s outstanding Deferred Consideration obligations potentially due after October 2, 2010, which relate to the NuSoft and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of October 2, 2010, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, as updated in the Company’s Quarterly Report for the fiscal quarter ended July 3, 2010.

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

RCM Technologies, Inc.
Date: November 12, 2010	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 12, 2010	By: /s/ Kevin Miller
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

Date: November 12, 2010	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: November 12, 2010	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended October 2, 2010 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
President and Chief Executive Officer

Date:  November 12, 2010

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended October 2, 2010 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  November 12, 2010