Form 10-K
period 2011-01-01
RCM TECHNOLOGIES INC
filed 2011-02-23
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $41.1 million based upon the closing price of $4.46 per share of the registrant’s common stock on July 2, 2010 on The NASDAQ Global Market.  The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed.  The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of February 22, 2011: 13,029,314.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant's 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2011 Proxy Statement is not filed by May 1, 2011, an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding pro forma financial information and the underlying assumptions relating to acquisitions and acquired businesses; (v) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vi) adverse effects on the market price of the Company's common stock due to the potential resale into the market of significant amounts of common stock; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company’s services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xviii) obligations relating to indemnities and similar agreements entered into in connection with the Company’s business activities; and (xix) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

General

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services.  RCM is also a provider of specialty healthcare services to major health care institutions and educational facilities.  RCM has been an innovative leader in the design, development, and delivery of these services to commercial and government sectors for 40 years.  Over the years, the Company has developed and assembled an attractive, diverse and extensive portfolio of capabilities, service offerings and delivery options, established a proven record of performance and credibility, and built an efficient pricing structure.  This combination offers clients a compelling value proposition with the potential to substantially accelerate the successful attainment of their business objectives.

RCM consists of three operating segments: Information Technology, Engineering and Specialty Health Care Services.  The Company’s Information Technology, or IT, segment provides enterprise business solutions, application services, infrastructure solutions, competitive advantage & productivity solutions, life sciences solutions and other selected vertical market specific offerings.  RCM’s Engineering segment provides engineering and design, engineering analysis, technical writing and technical support services.  The Company’s Specialty Health Care Services segment provides health care professionals, primarily nurses and therapists.

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized businesses in such industries as Aerospace/Defense, Energy, Financial Services, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology.  RCM believes it offers a range of solutions that fosters long-term client relationships, affords cross-selling opportunities, and minimizes the Company’s dependence on any single technology or industry sector.  RCM sells and delivers its services through a network of 26 offices in selected regions throughout North America.

The Company is a Nevada corporation organized in 1971.  The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ  08109-4613.

During the fiscal year ended January 1, 2011, approximately 44.2% of RCM’s total revenues were derived from IT services, 39.8% from Engineering services, and the remaining 16.0% from Specialty Health Care services.

Demand for the Company’s services can be significantly impacted by changes in the general level of economic activity and particularly technology spending.  During periods of reduced economic activity, such as the environment in the United States and the world in general since approximately mid-2007 and continuing through fiscal 2010, the Company may also be subject to increased pricing pressure in its markets due to reduced spending by clients and potential clients of the Company.  Extended periods of weakness in the economy can have a material adverse impact on the Company’s business and results of operations.  Accordingly, the Company's operations have been adversely impacted by the continuing economic downturn that began in the middle of 2007.

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

ITEM 1. BUSINESS (CONTINUED)

Industry Overview (Continued)

Although most companies recognize the importance of optimizing their systems, applications and processes to compete in today’s challenging environment, the process of designing, developing and implementing business and technology solutions is becoming increasingly complex.  The Company believes that many businesses are focused on return on investment analysis in prioritizing their initiatives.  The Company believes that as a consequence, over the past few years, companies have elected to defer, redefine or cancel investments in new systems, software, and solutions and have focused on making extended and more effective use of previous technological investments.

On the other hand, the current economic environment challenges many companies to integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols and off-the-shelf software applications to support business objectives.  Companies also need to keep pace with new technology developments, which often rapidly render existing equipment and internal skills obsolete.  At the same time, external economic factors have caused many organizations to focus on core competencies and trim workforces in the IT management area.  Accordingly, these organizations often lack the quantity, quality and variety of IT skills necessary to design and support IT solutions.  IT managers are charged with supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

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
In recent years, many businesses have been adversely impacted by higher oil prices, and for that and various other reasons, there has been growing sentiment around the world for the development of alternative sources of energy, including a renewed interest in nuclear power.  Over the same period, there has been a significant increase in spending in the United States in the aerospace and defense industries due largely to a strengthening of the military and homeland security in response to armed conflicts, geo-political unrest and the threat of terrorism.  The combination of higher energy prices and increased military spending has created numerous business opportunities for service providers, especially those engaged in engineering operations in North America and abroad.

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

The Company believes that the effective execution of this strategy will generate improved margins on its existing resources.  The completion of this service-offering continuum is intended to afford the Company the opportunity to strengthen long-term client relationships that will further contribute to a more predictable revenue stream.

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

Achieve Internal Growth
The Company continues to promote its internal growth strategies which we designed to better serve the Company’s customers, generate higher revenue and achieve greater operating efficiencies.  National and regional sales management programs have been designed and implemented to segregate clients by vertical market and national accounts to advance a value added services focus.  This process is improving account coordination with the intent to allow clients to benefit from deeper industry knowledge and the Company to maximize major account opportunities.

RCM provides an orientation program in which sales managers and professionals receive relevant information about Company operations.

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

Operational strategies contributing to RCM’s internal productivity include the delineation of certain new solutions practice areas in markets where its clients had historically known the Company as a contract service provider.  The formation of these practice areas should facilitate the flow of project opportunities and the delivery of project-based solutions.

Pursue Selective Strategic Acquisitions
The industry in which the Company operates continues to be highly fragmented, and the Company plans to continue to selectively assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's acquisition strategy is designed to broaden the scope of services and technical competencies and grow its full life cycle solution capabilities.  In considering acquisitions, the Company focuses principally on companies with (i) technologies or market segments RCM has targeted for strategic value enhancement, (ii) margins that are accretive to existing margins, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company's management team.  To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to four year period.

ITEM 1. BUSINESS (CONTINUED)

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

To accomplish this, the Company’s financial reporting and accounting systems are centralized in the Company’s operational headquarters in Parsippany, NJ.  The systems have been configured to allow the performance of all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company anticipates upgrading its financial reporting and accounting system platform sometime in the fiscal year ending December 31, 2011.

ITEM 1. BUSINESS (CONTINUED)

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

   Enterprise Business Solutions
   Application Services
   Infrastructure Solutions
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

As of January 1, 2011, the Company had assigned approximately 530 information technology employees and consultants to its customers.

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

As of January 1, 2011, the Company had assigned approximately 450 engineering and technical employees and consultants to its customers.

Specialty Health Care

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

As of January 1, 2011, the Company had assigned approximately 420 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company's organization consists of 26 branch offices located in the United States, Canada, Puerto Rico and Ireland.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
USA
California	2	IT, HC
Connecticut	1	E
Florida	1	HC
Maryland	1	IT
Massachusetts	1	IT
Michigan	3	IT, E
Minnesota	1	IT
New Jersey	3	IT, E
New York	2	IT, E, HC
Ohio	1	IT
Pennsylvania	1	HC
Rhode Island	1	E
Texas	1	IT
Wisconsin	2	IT, E
	21

CANADA	3	IT, E

PUERTO RICO	1	IT

IRELAND	1	IT

(1) Services provided are abbreviated as follows:
IT    - Information Technology
E      - Engineering
HC   - Specialty Health Care

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

ITEM 1. BUSINESS (CONTINUED)

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Ireland.  Revenues for the fiscal year ended January 1, 2011 and total assets by geographic area as of January 1, 2011 are as follows (in thousands):

	Revenues	Total Assets
United States	$131,899	$69,931
Canada	26,850	11,734
Puerto Rico	3,153	1,010
Ireland	120	337
	$162,022	$83,012

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

The Company's principal sales offices typically have one general manager, one sales manager, three to six sales people, several technical delivery or practice managers and several recruiters.  The general managers report to regional vice presidents who are responsible for ensuring that performance goals are achieved.  The Company's regional vice presidents meet frequently to discuss “best practices” and ways to increase the Company's cross selling of its professional services.  The Company’s practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

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

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

The Company’s larger representative customers include 3M, ADP, Aramark, Bristol Myers Squibb, Bruce Power, Dow Chemical USA, Entergy, Exelon Nuclear, FlightSafety International, Lilly del Caribe, Mercury Insurance Group, Microsoft, New York City Department of Education, New York Power Authority, Ontario Power Generation, Pfizer, Pragmatics, PSE&G, QualxServ, United Technologies Corporation, U.S. Department of the Treasury, Vermont Yankee Nuclear Power, Warner Chilcott and Wells Fargo.  The Company serves Fortune 1000 companies and many middle market clients.  The Company's relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During the fiscal year ended January 1, 2011, United Technologies Corporation and Bruce Power accounted for 13.3% and 10.8% of the Company’s revenues, respectively. No other customer accounted for 10% or more of the Company’s revenues in that period.  The Company's five, ten and twenty largest customers accounted for approximately 36.9%, 44.1% and 54.6%, respectively, of the Company's revenues for the fiscal year ended January 1, 2011.

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

Information Systems

RCM has continued to engage in strategic initiatives to improve upon its ability to secure data, deliver services and improve on its communication infrastructure.

RCM has partnered with vendors like AT&T, Microsoft, Cisco, SAP and DELL deploying their business solutions internally. All perimeter devices have been standardized on Cisco hardware; internal devices (Servers, Desktops, laptops, printers, etc) are DELL based; with AT&T communication lines throughout the enterprise, facilitating centralized management and support of the network.

RCM has upgraded its perimeter network and WAN architecture throughout the US and Canada, to a secure centralized model on Private Network Transport (PNT /AVPN) AT&T circuits, utilizing Multiple Packet Label Switching (MPLS) transport protocol. The hub datacenter at its operational headquarters has been outfitted with redundant fiber circuits from AT&T and Optimum Lightpath utilizing Border gateway Protocol (BGP) for automatic failover. Redundant firewalls, routers and switching architecture protects against hardware failure. Access to the network is only allowed via SSL or IPSec 3DES protocols.

ITEM 1. BUSINESS (CONTINUED)

Information Systems (Continued)

The move to service oriented architecture facilitated the implementation of the Cisco Voice over IP (VOIP) solution which is currently deployed throughout RCM’s offices. This enterprise solution, based on Cisco Call Manager, Unity voicemail, Mobility Manager, Meeting Place, Fax Server and Video Presence has effectively unified all RCM offices in the US and Canada. Summary of benefits include four digit extension calls between RCM offices, email and voicemail unification, soft and mobile phone integration, video and web conferencing, central and email enabled faxing.

RCM’s messaging architecture is currently based on the Microsoft Exchange 2007 and Cisco Unity platform. The Microsoft Exchange platform is scheduled to be upgraded to Exchange 2010 sometime in the fiscal year ending December 31, 2011.  The current mail system is comprised of redundant mail routing servers and clustered mailbox servers attached to a Storage Area Network (SAN) This messaging platform has the current capacity of six Terabytes (TB), with the capability of scaling to 18 Terabytes (TB). In addition to mail storage being sized for VOIP integration, web access to the mail server is only allowed via secure HTTPs protocol. Augmenting the messaging architecture is a mail archiving solution by GFI to accommodate disaster recovery, compliance and litigation requirements.

The Company has upgraded the ERP hardware, Application and Operating system, to accommodate its growing needs.  The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting and consolidation reporting functionality. The Company has concluded that an upgrade of the current version to SAP ECC60 is the best fit for RCM’s business needs and anticipates beginning an upgrade sometime in the fiscal year ending December 31, 2011.

The Company also has Autotime and TES, automated time and attendance systems, which augments the SAP ERP application by catering to the needs of its diverse business offerings and distributed workforce.  The applications are housed on a three-tiered DELL server architecture, and are currently servicing Canadian and US offices.

The Company’s internet presence is an integral part of its strategic initiative to improve visibility and contextualize its business offerings. The first pilot rollout of a new site is scheduled for early in the fiscal year ending December 31, 2011, seeking to make the site more interactive, improve web analytics, Search Engine Optimization, and enhanced user experience.

The Company is utilizing JobDiva, an application service provider (ASP) solution. Recruiting (e.g. Candidate) and Sales (e.g. Requirement) tracking. The integrated solution allows RCM to track all client requirements on an enterprise level.  Job Diva permits RCM recruiters to search multiple sources (e.g. job boards) to identify and match suitable candidates for an opportunity or need. Job Diva allows RCM to build and maintain a proprietary database of prequalified candidates, thereby enhancing our ability to respond quickly to client demands.  Furthermore, the solution increases visibility internally to sales personnel and the management team to manage client priorities not only on a localized, but a national basis.  Customized reporting and query capabilities allow RCM management to monitor personnel performance and client responsiveness. All data and information is accessible via a web portal.

In the interest of consolidation and being green, RCM is currently deploying virtualization technology from VMware and Microsoft. The target is to achieve a 60 percent reduction in server footprint by late in the fiscal year ending December 31, 2011, as well as to capitalize on the efficiencies of V-motion, fault tolerance, high availability and management, which are an integral part of this technology.

ITEM 1. BUSINESS (CONTINUED)

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

The Company maintains a disaster recovery plan that outlines the recovery time / point objectives (RTO / RPO), organization structure, roles and procedures, including site addendum disaster plans for all of its key operating offices.  Corporate IT personnel regulate the maintenance and integrity of backed-up data throughout the Company.

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

ITEM 1. BUSINESS (CONTINUED)

Seasonality

The Company’s operating results can be affected by the seasonal fluctuations in client expenditures.  Expenditures in the Information Technology and Engineering segments can be negatively impacted during the first quarter of the year when clients are finalizing their budgets.  Quarterly results generally fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of clients’ businesses. The business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross profit in the fourth quarter of each year. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather.  The Company generally experiences an increase in its cost of sales and a corresponding decrease in gross profit and gross margin percentage in the first and second fiscal quarters of each year as a result of resetting certain state and federal employment tax rates and related salary limitations.  Also, the Company’s Specialty Health Care segment typically experiences a significant decline in revenues due to the substantial closure of one of its largest customers, the New York City Department of Education, during summer recess.

Employees

As of January 1, 2011, the Company employed an administrative, sales, recruiting and management staff of approximately 190 people, including certified IT specialists and licensed engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company.  As of January 1, 2011, there were approximately 530 information technology and 450 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods.  As of January 1, 2011, there were approximately 420 specialty health care services employees assigned to clients.  None of the Company's employees is represented by a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

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

As described in Item 1, “Business,” our operating results are subject to seasonal fluctuations, with reduced demand often occurring during first quarter of the year when clients are finalizing their IT and engineering budgets, and also during periods in which there are a substantial amount of holidays and season vacations.  In particular, one of the largest customers in our Specialty Health Care group, the New York City Department of Education, significantly reduces activity during the summer months, when schools are closed.  Our operating results for any given period may fluctuate as a result of the timing of holidays, vacations and other events, and if we were to experience unfavorable performance during periods in which we would otherwise expect to have high seasonal demand, we may have limited ability to make up for such performance during periods of seasonally lower demand.

Events Affecting Significant Customers

As disclosed in Item 1, “Business,” the five, ten and twenty largest customers accounted for approximately 36.9%, 44.1% and 54.6%, respectively, of revenues for the fiscal year ended January 1, 2011.  Some of these customers may be affected by the current state of the economy or developments in the credit markets.  The Company's customers may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect financial results.

ITEM 1A. RISK FACTORS (CONTINUED)

Dependence Upon Personnel

The Company’s operations depend on the continued efforts of its officers and other executive management.  The loss of key officers and members of executive management may cause a significant disruption to the Company’s business. RCM also depends on the performance and productivity of its local managers and field personnel.  The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered.  The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use the Company's services based upon past relationships with local managers and field personnel.  In order to fulfill the requirements of the Company’s customers, the Company must be able to recruit and retain appropriate personnel for client assignments.

Revolving Credit Facility and Liquidity

If the Company was unable to borrow under its Revolving Credit Facility, it may adversely affect liquidity, results of operations and financial condition.  The Company's liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company's agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At January 1, 2011, the Company had outstanding borrowings under the Revolving Credit Facility of $0.0 million, and letters of credit outstanding for $0.9 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At January 1, 2011, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

Goodwill and Intangible Impairments May Have an Adverse Effect on Financial Statements

As of January 1, 2011, the Company had $7.3 million of goodwill and $0.3 million intangible assets on its balance sheet, which represents 9.2% of total assets.  Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to perform a goodwill and intangible asset impairment test on at least an annual basis. Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit.  The Company conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill and intangible assets.  There were no triggering events during the fiscal year ended January 1, 2011 that indicated a need to perform the impairment test prior or subsequent to the Company's annual test date.  There can be no assurance that future tests of goodwill and intangible asset impairment will not result in impairment charges.  If the Company is required to write down goodwill or intangible assets, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

ITEM 1A. RISK FACTORS (CONTINUED)

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

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico and Ireland.  For the fiscal year ended January 1, 2011, nearly 20% of the Company’s revenues were generated outside the United States.  There are certain risks inherent in conducting business internationally including:  the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences.  To the extent we experience these risks, our business and results of operations could be adversely affected.

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

ITEM 1A. RISK FACTORS (CONTINUED)

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

Litigation

The Company is currently, and may in the future become, involved in legal proceedings and claims arising from time to time in the course of its business, including the litigation described in Note 17 (Contingencies) to the consolidated financial statements. An adverse outcome to the referenced litigation or other cases arising in the future could have an adverse impact on the consolidated financial position and consolidated results of operations of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 26 administrative and sales offices located in the United States, Puerto Rico, Canada and Ireland.  The majority of the Company’s offices typically consist of 1,000 to 10,000 square feet and are leased by the Company for terms of one to three years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 11,500 square feet and are leased at a rate of approximately $14.00 per square foot per annum for a term ending on August 31, 2012.

The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 28,000 square feet and are leased at a rate of approximately $29.00 per square foot per annum for a term ending on June 30, 2012.

ITEM 3. LEGAL PROCEEDINGS

Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.6 million and $0.7 million as of January 1, 2011 and January 2, 2010, respectively.  Asserted claims in these matters seek approximately $6.8 million in damages as of January 1, 2011.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

See further discussion of Legal Proceedings in Note 17 (Contingencies) to the consolidated financial statements included in Item 8 of this Report.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on The NASDAQ Global Market under the Symbol “RCMT.”  The following table sets forth approximate high and low sales prices for the two years in the period ended January 1, 2011 as reported by The NASDAQ Global Market:

	Common Stock
Fiscal Year Ended January 2, 2010	High	Low
First Quarter	$1.88	$0.90
Second Quarter	$2.49	$1.02
Third Quarter	$2.44	$1.47
Fourth Quarter	$3.10	$2.10

Fiscal Year Ended January 1, 2011
First Quarter	$3.60	$2.35
Second Quarter	$5.23	$3.12
Third Quarter	$5.29	$4.25
Fourth Quarter	$5.30	$4.36

Holders

As of February 4, 2011, the approximate number of holders of record of the Company's Common Stock was 479. Based upon the requests for proxy information in connection with the Company's 2011Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 2,166.

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

Stock Repurchase by Issuer

The following table provides information relating to the Company’s repurchases of common stock during the fourth quarter of the fiscal year ended January 1, 2011 under the share repurchase program authorized by our Board of Directors in February 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 3 – November 2	-	-	-	-
November 3 – December 2	-	-	-	-
December 3 – January 1	20,432	$4.50	20,432	$7,294,056
Total	20,432	$4.50	20,432	$7,294,056

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

RCM participates in a market that is cyclical in nature and sensitive to economic changes.  As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

After normalizing for the July 6, 2009 acquisition of the operating assets of Project Solutions Group, Inc. (“PSG”), the Company experienced a decrease in revenues during the fiscal year ended January 1, 2011 as compared to the comparable prior year period.  The revenue decrease was primarily attributable to subpar performance in the Company’s Information Technology segment offset by gains in its Engineering segment.  While the Company believes general economic conditions and overall market conditions for its Information Technology and Specialty Health Care segments improved through fiscal 2010, the Company is cautious regarding expectations for fiscal 2011 as the Company believes that any general economic or market recovery may be slow and/or tenuous.

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

The Company believes that most companies recognize the importance of advanced technologies and business processes to compete in today’s business climate.  However, the process of designing, developing and implementing business and technology solutions is becoming increasingly complex.  The Company believes that many businesses today are focused on return on investment analysis in prioritizing their initiatives, and that this has had an adverse impact on spending by current and prospective clients of the Company for many emerging new solutions.

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

Critical Accounting Policies

The Company’s consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different from estimated. Management has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

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

The Company’s allowance for doubtful accounts increased by approximately $0.1 million to $1.3 million as of January 1, 2011 from $1.2 million as of January 2, 2010.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company conducts its annual goodwill and intangible asset impairment test as of the Saturday closest to November 30 each year, or more frequently if indicators of impairment exist.  We periodically analyze whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  Further, if there is an indicator of an impairment, the Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill and intangible assets.  Application of the goodwill and intangible asset impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  We look to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units, and under such calculations the fair value exceeded the recorded goodwill by at least 25% for each of the reporting units.  There can be no assurance that future tests of goodwill and intangible asset impairment will not result in impairment charges.

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

Insurance Liabilities

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
RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of January 1, 2011, the Company had net short term deferred tax assets of $0.8 million and total long term net deferred income tax assets of $3.3 million.  The short term deferred tax assets primarily represent timing differences for GAAP expense accruals not deductible for tax purposes.  The long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in the current and prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Ireland and Puerto Rico.  The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2007.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2007.  As of January 1, 2011, the Company did not have any material uncertain tax positions.

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

Results of Operations (In thousands, except for earnings per share data)

	Fiscal Years Ended
	January 1, 2011		January 2, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$162,022	100.0	$171,731	100.0
Cost of services	115,835	71.5	127,173	74.0
Gross profit	46,187	28.5	44,558	26.0

Selling, general and administrative	35,825	22.1	40,509	23.6
Depreciation and amortization	1,341	0.8	1,503	0.9
	37,166	22.9	42,012	24.5

Operating income from continuing operations	9,021	5.6	2,546	1.5
Other (expense) income, net	(34)	0.0	9,780	5.7

Income from continuing operations before income taxes	8,987	5.6	12,326	7.2
Income tax expense from continuing operations	2,570	1.6	4,609	2.7

Income from continuing operations	6,417	4.0	7,717	4.5

Loss from discontinued operations, net of tax benefit	(622)	(0.4)	(795)	(0.5)

Net income	$5,795	3.6	$6,922	4.0

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 1, 2011 had fifty-two weeks and the fiscal year ended January 2, 2010 had fifty-three weeks.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 1, 2011 Compared to Fiscal Year Ended January 2, 2010

Revenues.  Revenues decreased 5.6%, or $9.7 million, for the fiscal year ended January 1, 2011 as compared to the prior year (the “comparable prior year period”).  Revenues decreased $12.4 million in the Information Technology segment, increased $2.3 million in the Engineering segment, and increased $0.3 million in the Specialty Health Care segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services decreased 8.9%, or $11.4 million, for the fiscal year ended January 1, 2011 as compared to the comparable prior year period.  Cost of services as a percentage of revenues decreased to 71.5% for the fiscal year ended January 1, 2011 from 74.0% for the comparable prior year period.  The decrease in cost of services both in dollars and as a percentage of revenues is primarily due to favorable fixed priced contracts in our Engineering segment, decreased unbilled labor costs as compared to total labor costs for consultants (i.e., an increase in utilization of billable personnel) in our Information Technology segment and a general focus on selling and delivering higher gross margin services.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 11.6%, or $4.7 million, for the fiscal year ended January 1, 2011 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.1% for the fiscal year ended January 1, 2011 as compared to 23.6% for the comparable prior year period.   The decrease in SGA expenses both in dollars and as a percentage of revenues is primarily due to a concerted effort by the Company to reduce SGA expenses.  The primary components of the reduction include labor and related expenses, bad debt and professional fees.

Depreciation and Amortization.  Depreciation and amortization was $1.3 million for the fiscal year ended January 1, 2011 and $1.5 million for the comparable prior year period.

Other Income, Net.  Other income, net consists of interest expense, unused credit line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.  Additionally, in the comparable prior year period, $9.8 million in proceeds was received from a legal settlement.

Income Tax Expense From Continuing Operations.  The Company experienced income tax expense on income from continuing operations of $2.6 million for the fiscal year ended January 1, 2011 as compared to $4.6 million for the comparable prior year period.  Due to a permanent tax difference associated with the disposition of the Oracle business unit further described in Note 15 and the related goodwill and intangible asset tax deduction, the Company recognized an income tax benefit of $1.6 million in the fiscal year ended January 1, 2011.  A permanent tax difference was recognized in the fiscal year ended January 1, 2011 because the Company recognized an impairment of the same goodwill and intangible assets associated with the Oracle business unit for book purposes in fiscal 2008.

The effective tax rate for income from continuing operations was 28.6% for the fiscal year ended January 1, 2011 as compared to 37.4% in the comparable prior year period. The current period effective tax rate in the United States was 26.3% as compared to 41.2 % in the comparable prior year period.  The primary reason for the decrease in the effective rate in the United States was due to the discrete nature of the goodwill and intangible asset tax deduction offset by an increase in state taxes.  The current period effective tax rate in Canada was 28.3% as compared to 27.6% in the comparable prior year period.  The Company also experienced an approximate loss of $0.5 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 1, 2011 Compared to Fiscal Year Ended January 2, 2010 (Continued)

Discontinued Operations.  See Note 15 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company experienced a loss from discontinued operations, net of tax benefit of $0.6 million for the fiscal year ended January 1, 2011 as compared to $0.8 million in the comparable prior year period.  The current period was offset by a $0.1 million gain on sale of discontinued operations, net of tax expense.  The Company experienced a loss from discontinued operations before tax benefit of $1.2 million in both the fiscal year ended January 1, 2011 and the comparable prior year period.

Segment Discussion (See Footnote 14)

Information Technology

Information Technology revenues of $71.6 million in the fiscal year ended January 1, 2011 decreased $12.4 million, or 14.8%, as compared to the comparable prior year period.  The decrease in revenue was primarily attributable to a continued weakening of the general economy, a $5.4 million decrease in the Company’s Michigan offices, revenue decreases from the Company’s Life Sciences clients including a $2.0 million decrease in revenues from two major pharmaceutical clients that were merged in 2009 and a concentrated effort by the Company to shift to higher gross margin revenues, partially offset by revenues attributable to the PSG acquisition.  Revenues for the PSG acquisition were $2.9 million for the fiscal year ended January 1, 2011 as compared to $2.2 million in the comparable prior year period.  The Information Technology segment operating income was $1.6 million for the fiscal year ended January 1, 2011 as compared to an operating loss of $1.3 million in the comparable prior year period.  The improvement in operating income is primarily attributable to decreased cost of sales as a percentage of revenues and decreased SGA expenses.  The decrease in cost of sales as a percentage of revenues is primarily due to the Company’s concentrated effort to deliver higher margin services.

Engineering

Engineering revenues of $64.5 million in the fiscal year ended January 1, 2011 increased $2.3 million, or 3.8%, as compared to the comparable prior year period.  The increase in revenue is attributable to increases in revenues from several major customers in the Company’s Power Systems Group that are operating at increased levels of spending as compared to the comparable prior year period.  The Engineering segment operating income was $5.5 million for the fiscal year ended January 1, 2011 as compared to $2.3 million for the comparable prior year period.  The increase in operating income was primarily due to increased revenues and lower cost of services as a percentage of revenues as compared to the comparable prior year period.  The decrease in cost of sales as a percentage of revenues is primarily due to the Company’s concentrated effort to deliver higher margin services.

Specialty Health Care

Specialty Health Care revenues of $25.9 million in the fiscal year ended January 1, 2011 increased $0.3 million, or 1.4%, as compared to the comparable prior year period.  The Specialty Health Care segment had operating income of $2.0 million for the fiscal year ended January 1, 2011 as compared to $1.6 million for the comparable prior year period.  The increase in operating income was primarily due to decreases to SGA expenses.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Years Ended
	January 1, 2011	January 2, 2010
Cash provided by (used in):
Operating Activities	$13,340	$16,391
Investing Activities	$329	($1,650)
Financing Activities	$45	($4,817)

Operating Activities

Operating activities provided $13.3 million of cash for the fiscal year ended January 1, 2011 as compared to $16.4 million in the comparable prior year period.  The major components of the cash provided by operating activities in the fiscal year ended January 1, 2011 and the comparable prior year period are as follows: net income, accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the fiscal year ended January 1, 2011 was $5.8 million as compared to $6.9 million for the comparable prior year period.  The largest driver of the cash provided by operating activities in the comparable prior year period was a one-time $9.8 million legal settlement ($5.8 million after tax effect).  Before considering the legal settlement and other income during comparable prior year period, there was operating income from continuing operations of $2.5 million ($1.6 million after tax effect).  During the fiscal year ended January 1, 2011, there was operating income from continuing operations of $9.0 million ($6.4 million after tax effect).  Net income in the fiscal year ended January 1, 2011 included a $1.6 million tax benefit recognized from an anticipated tax deduction associated with the liquidation of a subsidiary (see Notes 15 and 16 to the Consolidated Financial Statements included in this report).

A decrease in accounts receivables in the fiscal year ended January 1, 2011 provided $5.3 million as compared to providing $10.2 million in the comparable prior year period.  The Company believes the decrease in accounts receivables from January 2, 2010 is due to lower revenues and the Company’s focus on improving collection rates on accounts receivables.  Prepaid expenses and other current assets provided $0.8 million during the year ended January 1, 2011 as compared to $0.6 million in the comparable prior year period.  The primary reasons for the decrease in prepaid expenses and other assets are a decrease in revenues and lower working capital needs associated with discontinued operations.

A decrease in accounts payable and accrued expenses in the fiscal year ended January 1, 2011 used $1.3 million as compared to using $1.1 million in the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business and liabilities associated with discontinued operations.  An increase to accrued payroll and related costs in the fiscal year ended January 1, 2011 provided $0.3 million as compared to using $3.4 million in the comparable prior year period.  The increase in accrued payroll and related costs during the fiscal year ended January 1, 2011 primarily relates to timing of payroll offset by fewer employees on the payroll as compared to the end of the comparable prior year period.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities

Investing activities provided cash of $0.3 million for the fiscal year ended January 1, 2011 as compared to a use of $1.7 million for the comparable prior year period.  The decrease in cash used from investing activities for fiscal 2010 as compared to the comparable prior year period was primarily attributable to significantly decreased expenditures for property and equipment and no acquisition activity in the current period.  Additionally, the Company sold its Intertec division and received $0.4 million in cash (see Note 15).  The Company anticipates implementing an upgraded ERP system sometime in 2011 and will see a significant rise in expenditures for property and equipment as a result.

Financing Activities

In the fiscal year ended January 1, 2011, financing activities consisted of providing $0.1 million from the sale of stock through the Company’s employee stock purchase plan and $0.1 million from the exercise of stock options which was offset by a use of $0.2 million for the purchase of treasury stock.   In the fiscal year ended January 2, 2010, financing activities primarily consisted of reducing debt by $4.9 million.

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

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.  The Revolving Credit Facility expires in August 2011.  We intend to seek to extend or replace the Revolving Credit Facility prior to such time if we determine that doing so would be in alignment with our financing needs.

There were no borrowings during the fiscal year ended January 1, 2011.  During the fiscal year ended January 2, 2010, the Company’s outstanding borrowings ranged from $-0- million to $4.9 million.  The majority of borrowings in fiscal year ended January 2, 2010 were subject to LIBOR plus applicable margin on contracts of 30 days or more.  At January 1, 2011 and January 2, 2010, there were letters of credit outstanding for $0.9 million and $1.6 million, respectively.  At January 1, 2011, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes.  Funding for any long-term and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility, funds generated through operations or future financing transactions.  The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.  Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity, and the results of operations for the period in which the effect becomes probable and reasonably estimable.

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

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it will begin to upgrade its current ERP system sometime in 2011.  The Company does not currently anticipate entering into any other significant capital commitments during the next 12 months.  The Company's current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

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

Fiscal Years	Amount
2011	$3,534
2012	2,320
2013	853
2014	159
2015	96
Total	$6,962

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

The Company’s outstanding Deferred Consideration obligations potentially due after January 1, 2011, which relate to the NuSoft and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

Year Ending	Amount
December 31, 2011	$944
December 29, 2012	164
December 28, 2013	184
Maximum deferred consideration	$1,292

The Company cannot estimate future Deferred Consideration payments with any certainty.  However, the Company does not believe that the Deferred Consideration earned and payable in the fiscal year ending December 31, 2011 will exceed $144.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Earnouts paid, if any, are not likely to be material.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Significant employment agreements are as follows:

Employment Agreement
The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt, which currently provides for an annual base salary of $0.7 million and other customary benefits.  In addition, the agreement provides that Mr. Kopyt’s annual bonus be based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization.  The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year.  The agreement expires on February 28, 2014.  The employment agreement is terminable by the Company upon Mr. Kopyt’s death or disability, or for “good and sufficient cause,” as defined in the agreement.

Termination Benefits Agreement
The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Benefits Agreement”).  Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the “Extended Term”).  If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of January 1, 2011, Mr. Kopyt would have been entitled to cash payments of approximately $5.9 million (representing salary and excise tax payments).

Severance Agreement
The Company is party to a Severance Agreement with Mr. Kopyt,  amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Severance Agreement”).  The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt’s employee benefits for a specified time after his service with the Company is terminated other than “for cause,” as defined in the Severance Agreement.  Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his employment agreement and the Benefits Agreement, which are supplemented and not superseded by the Severance Agreement.  If Mr. Kopyt had been terminated as of January 1, 2011, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $4.0 million, inclusive of employee benefits.

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
RESULTS OF OPERATIONS (CONTINUED)

New Accounting Standards

In April 2010, the FASB issued ASU No. 2010-17, Topic 605 – Revenue Recognition – Milestone Method (“USA 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010, and interim periods within those years.  Early adoption is permitted; however, if a Company elects to early adopt, the amendment must be applied retrospectively from the beginning of the year of adoption.  The Company has adopted ASU 2010-17 effective as of the beginning of the fiscal year ended January 1, 2011 but due to nonactivity of any applicable transactions, it did not impact its consolidated results of operations.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of January 1, 2011, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2011 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company's internal control over financial reporting was effective as of January 1, 2011, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2011 Proxy Statement.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,101,594	$4.57	415,600
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	1,101,594	$4.57	415,600

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

		(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

		(3)(d)	Amended and Restated Bylaws; incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

(3)(e)
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

(4)(b)
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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	(10)(e)
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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	(10)(o)
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

	*	(10)(w)
Option Grant Agreement, dated April 21, 2010, to Richard D. Machon (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2010, and incorporated herein by reference).

	*	(10)(x)
Option Grant Agreement, dated April 21, 2010, to S. Gary Snodgrass (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2010, and incorporated herein by reference).

		(21)	Subsidiaries of the Registrant. (Filed herewith)

		(23.1)	Consent of EisnerAmper LLP. (Filed herewith)

		(23.2)	Consent of Amper, Politziner & Mattia, LLP. (Filed herewith)

		(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

		(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

(32.1)
Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)  (Filed herewith)

(32.2)
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

RCM Technologies, Inc.

Date: February 22, 2011	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer and Director

Date: February 22, 2011	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 22, 2011	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director

Date: February 22, 2011	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: February 22, 2011	By:	/s/ Norman S. Berson
Norman S. Berson
Director

Date: February 22, 2011	By:	/s/ Robert B. Kerr
Robert B. Kerr
Director

Date: February 22, 2011	By:	/s/ Richard D. Machon
Richard D. Machon
Director

Date: February 22, 2011	By:	/s/ Lawrence Needleman
Lawrence Needleman
Director

Date: February 22, 2011	By:	/s/ S. Gary Snodgrass
S. Gary Snodgrass
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS January 1, 2011 and January 2, 2010 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	January 1,	January 2,
	2011	2010

Current assets:
Cash and cash equivalents	$24,704	$10,942
Accounts receivable, net	41,213	44,231
Prepaid expenses and other current assets	1,841	2,629
Deferred income tax assets	827	705
Assets of discontinued operations	2	2,534
Total current assets	68,587	61,041

Property and equipment, net	3,295	4,533

Other assets:
Deposits	183	184
Goodwill	7,319	7,319
Intangible assets, net	325	464
Deferred income tax assets	3,303	3,828
Total other assets	11,130	11,795

Total assets	$83,012	$77,369

Current liabilities:
Accounts payable and accrued expenses	$6,004	$6,934
Accrued payroll and related costs	6,950	6,340
Income taxes payable	39	-
Liabilities of discontinued operations	45	426
Contingent consideration	121	-
Total current liabilities	13,159	13,700

Contingent consideration	245	366

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,220,445 shares issued and 13,171,048 shares outstanding at January 1, 2011 and 12,960,778 shares issued and outstanding at January 2, 2010	661	648
Additional paid-in capital	107,817	107,262
Accumulated other comprehensive income	1,415	1,267
Accumulated deficit	(40,079)	(45,874)
Treasury stock (49,397 shares, at cost)	(206)	-
Stockholders' equity	69,608	63,303

Total liabilities and stockholders’ equity	$83,012	$77,369

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended January 1, 2011 and January 2, 2010
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	January 1, 2011	January 2, 2010

Revenues	$162,022	$171,731
Cost of services	115,835	127,173
Gross profit	46,187	44,558

Operating costs and expenses
Selling, general and administrative	35,825	40,509
Depreciation and amortization	1,341	1,503
Operating cost and expenses	37,166	42,012

Operating income	9,021	2,546

Other (expense) income
Interest expense and other, net	(61)	(55)
Gain on foreign currency transactions	27	85
Legal settlement	-	9,750
Other (expense) income	(34)	9,780

Income from continuing operations before income taxes	8,987	12,326
Income tax expense from continuing operations	2,570	4,609
Income from continuing operations	6,417	7,717

Loss from discontinued operations, net of tax benefit	(622)	(795)
Net income	$5,795	$6,922

Basic and diluted net earnings (loss) per share data:

Income from continuing operations	$0.49	$0.60

Loss from discontinued operations, net of tax benefit	($0.05)	($0.06)
Net income	$0.44	$0.54

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 27, 2008	12,774,026	$639	$106,788	$720	($52,796)	-	$ -	$55,351

Issuance of stock under employee stock purchase plan	86,752	4	79	-	-	-	-	83
Translation adjustment	-	-	-	547	-	-	-	547
Stock based compensation expense	-	-	181	-	-	-	-	181
Shares issued for acquired companies	100,000	5	214	-	-	-	-	219
Net loss	-	-	-	-	6,922	-	-	6,922

Balance, January 2, 2010	12,960,778	$648	$107,262	$1,267	($45,874)	-	$ -	$63,303

Issuance of stock under employee stock purchase plan	74,172	4	145	-	-	-	-	149
Translation adjustment	-	-	-	148	-	-	-	148
Issuance of stock under stock option plans	185,495	9	93	-	-	-	-	102
Stock based compensation expense	-	-	317	-	-	-	-	317
Common stock repurchase	-	-	-	-	-	49,397	(206)	(206)
Net income	-	-	-	-	5,795	-	-	5,795

Balance, January 1, 2011	13,220,445	$661	$107,817	$1,415	($40,079)	49,397	($206)	$69,608

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 Fiscal Years Ended January 1, 2011 and January 2, 2010

	January 1,	January 2,
	2011	2010

Net income	$5,795	$6,922
Foreign currency translation adjustment	148	547
Comprehensive income	$5,943	$7,469

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended January 1, 2011 and January 2, 2010 (Dollars in thousands unless otherwise indicated)

	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net income	$5,795	$6,922

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,383	1,625
Loss on disposal of fixed assets of discontinued operations	269	88
Gain on sale of discontinued operations	(143)	-
Stock-based compensation expense	317	181
Provision for losses on accounts receivable	93	115
Deferred income tax expense	403	2,047
Changes in assets and liabilities:
Accounts receivable	5,250	10,173
Prepaid expenses and other current assets	782	643
Accounts payable and accrued expenses	(1,255)	(1,142)
Accrued payroll and related costs	308	(3,386)
Income taxes payable	138	(875)
Total adjustments	7,545	9,469
Net cash provided by operating activities	13,340	16,391

Cash flows from investing activities:
Property and equipment acquired	(101)	(802)
Decrease in deposits	30	52
Cash from sale of discontinued operations	400	-
Cash paid for acquisitions, net of working capital	-	(900)
Net cash provided by (used in) investing activities	329	(1,650)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	149	83
Exercise of stock options	102	-
Common stock repurchases	(206)	-
Net repayments on line of credit	-	(4,900)
Net cash provided by (used in) financing activities	45	(4,817)
Effect of exchange rate changes on cash and cash equivalents	48	203
Increase in cash and cash equivalents	13,762	10,127
Cash and cash equivalents at beginning of period	10,942	815

Cash and cash equivalents at end of period	$24,704	$10,942

Supplemental cash flow information:
Cash paid for:
Interest	$74	$67
Income taxes	$1,669	$2,510

Non-cash investing activities relating to acquisition purchase price adjustment:
Decrease goodwill	$840	$ -
Decrease accounts payable and accrued expenses	$313	$ -
Decrease contingent consideration	$527	$ -

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

RCM Technologies, Inc. (the “Company” or “RCM”) is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services.  Additionally, the Company provides specialty staffing services through its Specialty Health Care Services group.  RCM’s offices are located in major metropolitan centers throughout North America.

The consolidated financial statements are comprised of the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation, see Note 15.

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.

The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances exceed federally insured amounts.  At January 1, 2011 and January 2, 2010, $0.8 million and $0.1 million, respectively, of cash and cash equivalents were held in Canadian banks.  At January 1, 2011, $0.2 million of cash and cash equivalents were held in Irish banks.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accrued and Unbilled Accounts Receivable and Work-in-Process

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company is contractually precluded from invoicing until future dates as project milestones are realized.  See Footnote 4 for further details.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives.  The Company's ERP software system, installed in 1999 and upgraded in 2004, is being depreciated over fifteen years.  The Company's VOIP telephone system, the installation of which was substantially complete at the end of 2008, is being depreciated over seven years.  All other hardware and software as well as furniture and office equipment is depreciated over five years.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term.  The Company anticipates that it will begin to upgrade its current ERP system sometime in 2011.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company conducts its annual goodwill impairment test as of the Saturday closest to November 30 each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  Further, if there is an indicator of an impairment, the Company compares the fair value of each of its reporting units to their respective carrying values and if the carrying amount of the goodwill exceeds fair value, an impairment loss is recognized. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company determined there was no impairment during the fiscal years ended January 1, 2011 and January 2, 2010.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
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

Software

In accordance with “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended January 1, 2011 and January 2, 2010, the Company capitalized approximately $16 and $244, respectively, for software costs.  At January 1, 2011 the net balance after accumulated depreciation for all software costs capitalized was $348.

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

The Company also follows the provisions of “Accounting for Uncertainty in Income Taxes” which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.  At January 1, 2011 the Company did not have any significant unrecognized tax benefits.  The Company’s policy is to record interest and penalty, if any, as interest expense.

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
Fiscal Years Ended January 1, 2011 and January 2, 2010
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
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration

During fiscal year ended January 1, 2011, United Technologies Corporation and Bruce Power accounted for 13.3% and 10.8% of the Company’s revenues and as of January 1, 2011 represented 22.1% and 7.9% of the Company’s accounts receivable, respectively.  No other customer accounted for 10% or more of the Company’s revenues. The Company's five, ten and twenty largest customers accounted for approximately 36.9%, 44.1% and 54.6%, respectively, of the Company's revenues for fiscal year ended January 1, 2011.

During fiscal year ended January 2, 2010, United Technologies Corporation accounted for 12.7% of the Company’s revenues and 22.2% of the Company’s accounts receivable.  No other customer accounted for 10% or more of the Company’s revenues. The Company's five, ten and twenty largest customers accounted for approximately 30.0%, 36.7% and 47.3%, respectively, of the Company's revenues for fiscal year ended January 2, 2010.

Foreign Currency Translation

The functional currency of the Company’s Canadian and Ireland subsidiaries is that subsidiary’s local currency.  Assets and liabilities are translated at period-end exchange rates.  Income and expense items are translated at weighted average rates of exchange prevailing during the year.  Any translation adjustments are included in the accumulated other comprehensive income account in stockholders’ equity.  Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign exchange transaction gains and losses are included in the results of operations.

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

Share - Based Compensation

The Company recognizes share-based compensation over the vesting period of an award based on fair value at the grant date determined using the Black-Scholes option pricing model.  Certain assumptions are used to determine the fair value of stock-based payment awards on the date of grant and require subjective judgment.  Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options.  Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis.  Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination.  See Note 11 for additional share-based compensation information.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $632 and $864 for the fiscal years ended January 1, 2011 and January 2, 2010, respectively.

2.     FISCAL YEAR

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2010 (fiscal 2009) was a 53-week reporting year.  The fiscal year ended January 1, 2011 (fiscal 2010) was a 52-week reporting year.

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

4.    ACCOUNTS RECEIVABLE

The Company’s accounts receivable are comprised as follows:

	January 1, 2011	January 2, 2010
Billed	$31,265	$35,372
Accrued and unbilled	3,381	2,160
Work-in-progress	7,858	7,887
Allowance for doubtful accounts and sales discounts	(1,291)	(1,188)

Accounts receivable, net	$41,213	$44,231

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.     PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	January 1, 2011	January 2, 2010
Equipment and furniture	$2,734	$2,929
Computers and systems	5,869	6,596
Leasehold improvements	1,064	1,160
	9,667	10,685

Less: accumulated depreciation and amortization	6,372	6,152

Property and equipment, net	$3,295	$4,533

The Company writes off fully depreciated assets each year.  In fiscal years ended January 1, 2011 and January 2, 1010, the write-offs were $975 and $837, respectively.  For the fiscal years ended January 1, 2011 and January 2, 1010, depreciation expense was $1,202 and $1,400, respectively.

6.     ACQUISITIONS

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

Future Contingent Payments

The Company has two active acquisition agreements relating to the acquisitions of the assets of NuSoft and PSG, both as defined below, whereby future contingent consideration may be earned and paid.  Prior to December 2007 and the NuSoft acquisition, the Financial Accounting Standards Board (“FASB”) issued “Business Combinations” which did not require that the estimated fair value of contingent consideration be recorded as a liability.  Pursuant to accounting standards in effect at that time, the Company has not recorded any liability associated with the contingent consideration that may be paid in connection with its March 19, 2008 acquisition of the operating assets of NuSoft Solutions, Inc. (“NuSoft”).  Prior to April 2009 and the Company’s July 6, 2009 acquisition of the operating assets of Project Solutions Group, Inc. (“PSG”), FASB issued “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations That Arise from Contingencies” which requires that the fair value of any future contingent consideration be recorded as a liability.  The Company has determined that the estimated fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition is approximately $0.4 million.  The amount actually paid, if any, may substantially exceed the estimated fair value.  The Company has recorded this liability and increased its goodwill by a like amount.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.   ACQUISITIONS (CONTINUED)

Future Contingent Payments (Continued)

The Company’s outstanding Deferred Consideration obligations potentially due after January 1, 2011, which relate to the NuSoft and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

Fiscal Year Ending	Amount
December 31, 2011	$944
December 29, 2012	164
December 28, 2013	184
Maximum deferred consideration	$1,292

The Company cannot estimate future Deferred Consideration payments with any certainty.  However, the Company does not believe that the Deferred Consideration earned and payable in the fiscal year ending December 31, 2011 will exceed $144.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Earnouts paid, if any, are not likely to be material.

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

The PSG purchase consideration consisted of $0.5 million in cash and 100,000 shares of the Company's common stock, valued at $0.2 million.  The fair value of the common shares issued was determined based on the closing market price of the Company's common stock on the last trading day prior to the effective date of the acquisition.  Post closing consideration consists of potential Deferred Consideration payments up to $0.5 million and additional Earnout payments, with both amounts contingent upon PSG achieving certain base levels of operating income for certain post closing periods following the purchase.  Additionally, the Company recorded a liability of approximately $0.4 million for the estimated net preset value of future contingent consideration potentially due in connection with the PSG acquisition.  During fiscal 2010, the Company amended certain terms of the PSG purchase agreement which had the net effect of reducing a portion of the initial cash price and corresponding goodwill.  Since this adjustment to the provisional amounts was identified during the measurement period as defined in authoritative accounting literature, the Company recognized the adjustment as if the amendment for the business combination had been completed as of the acquisition date (i.e., via retrospective adjustment).  Accordingly, liability accounts and goodwill were reduced by $840 as of both January 1, 2011 and January 2, 2010.  The effect of these adjustments on the Company's consolidated financial statements is not material.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.     ACQUISITIONS (CONTINUED)

Project Solutions Group, Inc. (Continued)

The acquisition has been accounted for under the purchase method of accounting. The amended purchase price of approximately $0.7 million has been allocated as follows:

Customer relationships	$253
Restricted covenants	38
Goodwill	416
$707

Pro Forma Results of Operations

The following (unaudited) results of operations have been prepared assuming the PSG acquisition had occurred as of the beginning of the periods presented.  Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisition occurred as of the beginning of the periods presented.

	Fiscal Years Ended
	January 1, 2011	January 2, 2010
Revenues	$162,022	$174,319
Operating income from continuing operations	$9,021	$2,746
Income from continuing operations	$6,417	$7,837
Diluted earnings per share from continuing operations	$0.49	$0.60

7.     GOODWILL

As of November 27, 2010, the Company conducted its annual assessment of goodwill for impairment.  To assess goodwill for impairment, the Company first compares the fair value of its reporting units with their net book value.  The fair value of the reporting units is estimated using discounted expected future cash flows. If the fair value of the reporting units exceeds their net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of the reporting units exceeds their fair value, a second test is performed to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, the Company determines the implied fair value of goodwill in the same manner as if the reporting units were being acquired in a business combination. Specifically, the fair value of the reporting units is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on the balance sheet, an impairment charge for the difference is recorded.

Based on the results of the annual assessment of goodwill for impairment, the fair value of all reporting units exceeded net book value as of November 27, 2010 and, therefore, there was no impairment of goodwill. Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  We look to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units, and under such calculations the fair value exceeded the recorded goodwill by at least 25% for each of the reporting units.  Accordingly, the Company has determined it is not necessary to disclose detailed assumptions or estimates used in its impairment test.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.GOODWILL (CONTINUED)

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

The changes in the carrying amount of goodwill for the fiscal years ended January 1, 2011 and January 2, 2010 as amended are as follows:

	Information Technology	Engineering	Specialty Health Care	Total
Balance as of December 27, 2008	$4,734	$ -	$1,703	$6,437

Goodwill acquired during 2009	416	100	-	516

Contingent consideration recorded	366	-	-	366

Balance as of January 1, 2011 and January 2, 2010	$5,516	$100	$1,703	$7,319

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the fiscal years ended January 1, 2011 and January 2, 2010 are as follows:

	Information Technology	Engineering	Specialty Health Care	Total
Balance as of December 27, 2008	$197	$79	$ -	$276

Intangibles acquired during fiscal 2009	291	-	-	291

Amortization of intangibles during fiscal 2009	(68)	(35)	-	(103)

Balance as of January 2, 2010	420	44	-	464

Amortization of intangibles during fiscal 2010	(105)	(34)		(139)

Balance as of January 1, 2011	$315	$10	$ -	$325

Schedule Intangible Asset Classes
	Information Technology	Engineering	Specialty Health Care Services	Total
Balance as of January 1, 2011

Restricted covenants	$24	$2	$ -	$26

Customer relationships	291	8	-	$299

	$315	$10	$ -	$325

Expected Future Amortization Expense
Fiscal Year	Information Technology	Engineering	Specialty Health Care Services	Total
2011	$105	$10	$ -	$115

2012	105	-	-	105

2013	105	-	-	105

	$315	$10	$ -	$325

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
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

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.  The Revolving Credit Facility expires in August 2011.  We intend to seek to extend or replace the Revolving Credit Facility prior to such time if we determine that doing so would be in alignment with our financing needs.

There were no borrowings during the fiscal year ended January 1, 2011.  During the fiscal year ended January 2, 2010, the Company’s outstanding borrowings ranged from $-0- million to $4.9 million.  The majority of borrowings during the fiscal year ended January 2, 2010 were subject to alternative (i) LIBOR (London Interbank Offered Rate), plus applicable margin on contracts of 30 days or more.  At January 1, 2011 and January 2, 2010, there were letters of credit outstanding for $0.9 million and $1.6 million, respectively.  At January 1, 2011, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

10.  PER SHARE DATA

The number of common shares used to calculate basic and diluted earnings per share for fiscal years ended January 1, 2011 and January 2, 2010 was determined as follows:

	Fiscal Years Ended
	January 1, 2011	January 2, 2010
Basic shares outstanding	13,053,593	12,888,539
Dilutive effect of stock options	148,842	3,991

Dilutive shares	13,202,435	12,892,530

For the fiscal year ended January 1, 2011, there were 660,900 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the year.

For the fiscal year ended January 2, 2010, there were 1,289,594 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the year.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.  PER SHARE DATA (CONTINUED)

Unissued shares of common stock were reserved for the following purposes:

	January 1, 2011	January 2, 2010

Exercise of options outstanding	1,101,594	1,564,594
Future grants of options or shares	415,600	426,100
Shares reserved for employee stock purchase plan	320,364	394,536

Total	1,837,558	2,385,230

11.   SHARE BASED COMPENSATION

At January 1, 2011, the Company had five share-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance. Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.

Share-based compensation expense of $317 and $181 was recognized for the fiscal years ended January 1, 2011 and January 2, 2010, respectively.

The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date.  The expected term of option is based on historical stock option exercise experience.  The Company used its historical stock price volatility to compute the expected stock price volatility.  The expected dividend yield is based on the Company’s practice of not paying dividends.  The annual forfeiture rate is based on the Company’s historical experience.  The Black-Scholes option weighted average assumptions used in the valuation of stock options for the fiscal years ended January 1, 2011 and January 2, 2010 were as follows:

	Fiscal Years Ended
	January 1, 2011	January 2, 2010
Weighted average risk-free interest rate	2.52%	2.23%
Expected term of option	5 years	5 years
Expected stock price volatility	65%	67%
Expected dividend yield	$0.0	$0.0
Annual forfeiture rate	6.12%	12.9%
Weighted-average grant date fair value	$1.99	$1.05

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired. The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The option terms were not to exceed 10 years and the exercise price was not to be less than the fair market value of the shares at the time of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options. As of January 1, 2011, options to purchase 57,455 shares of common stock granted under the 1992 Plan were outstanding.

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of January 1, 2011, options to purchase 20,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant.  As of January 1, 2011, options to purchase 598,545 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors could award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determined the vesting period at the time of grant.  As of January 1, 2011, options to purchase 276,194 shares of common stock granted under the 2000 Plan were outstanding.

The 1992 Plan, 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for issuance.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The maximum aggregate number of shares of our common stock with respect to which all grants may be made under the Plan to any individual during any fiscal year is 300,000 shares.  The maximum aggregate number of shares of our common stock that may be subject to grants of stock units, performance shares, stock awards and other stock-based awards made under the Plan to any individual during any calendar year is 350,000 shares.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of January 1, 2011, 415,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 149,400 shares of common stock granted under the 2007 Plan were outstanding.

As of January 1, 2011, the Company had approximately $136 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Transactions related to all stock options are as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 27, 2008	1,293,900	$4.48
Options granted	365,194	$1.84
Options exercised	0	-
Options forfeited/cancelled	(94,500)	$4.45

Options outstanding as of January 2, 2010	1,564,594	$3.87

Options exercisable as of January 2, 2010	1,162,400	$4.32

Intrinsic value of outstanding stock options as of January 2, 2010	$231

Options outstanding as of January 2, 2010	1,564,594	$3.87
Options granted	20,000	$3.48
Options exercised, net	(185,495)	$2.64
Options forfeited in cashless exercises	(226,505)	$3.32
Options forfeited/cancelled	(71,000)	$5.07

Options outstanding as of January 1, 2011	1,101,594	$4.10

Options exercisable as of January 1, 2011	887,400	$4.57

Intrinsic value of outstanding stock options as of January 1, 2011	$845

Weighted average grant date fair value of stock options issued during fiscal year ended January 1, 2011	$1.99

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

A summary of the status of our nonvested stock options outstanding as of January 1, 2011, and changes during the year then ended is presented as follows:

Nonvested Stock Options	Shares	Weighed-Average Grant-Date Fair Value
Nonvested at January 2, 2010	402,194	$1.41
Granted	20,000	$1.99
Vested	(193,500)	$1.75
Forfeited	(14,500)	$1.05
Nonvested at January 1, 2011	214,194	$1.17

The following table summarizes information about stock options outstanding at January 1, 2011:

Range of Exercise Prices	Number of Outstanding Options		Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$0.95 - $0.95	20,000	0	8.18	0	$0.95	$0.00
$1.73 - $2.50	183,694	14,500	8.35	6.69	$2.03	$2.10
$3.06 - $4.40	646,500	626,500	3.89	3.72	$4.18	$4.20
$4.70 - $6.91	216,400	211,400	3.92	3.85	$5.03	$5.02
$9.16 - $9.81	35,000	35,000	6.54	6.54	$9.62	$9.62
	1,101,594	887,400

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001.  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  During the fiscal year ended January 1, 2011, there were 74,172 shares issued under the Purchase Plan for net proceeds of $149.  As of January 1, 2011, there were 320,364 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended January 1, 2011 and January 2, 2010 was $60 and $48, respectively.

On June 18, 2009, the Company's stockholders approved an amendment to the Purchase Plan increasing the total number of shares of common stock authorized for purchase by 300,000 (from 500,000 to 800,000 shares) and to extend the term of the Purchase Plan such that it will terminate on December 31, 2018.

12.  TREASURY STOCK TRANSACTIONS

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months. During the fiscal year ended January 1, 2011, the Company repurchased 49,397 shares at a total cost of approximately $206, or an average price of $4.17 per share.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.   NEW ACCOUNTING STANDARDS

In April 2010, the FASB issued ASU No. 2010-17, Topic 605 – Revenue Recognition – Milestone Method (“USA 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010, and interim periods within those years.  Early adoption is permitted; however, if a Company elects to early adopt, the amendment must be applied retrospectively from the beginning of the year of adoption.  The Company has adopted ASU 2010-17 effective as of the beginning of the fiscal year ended January 1, 2011 but due to nonactivity of any applicable transactions, it did not impact its consolidated results of operations.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

14.   SEGMENT INFORMATION – CONTINUING OPERATIONS

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Fiscal Year Ended January 1, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$71,597	$64,558	$25,867	$ -	$162,022

Cost of services	51,316	47,669	16,850	-	115,835

Selling, general and administrative	18,213	10,732	6,880	-	35,825

Depreciation and amortization	511	697	133	-	1,341

Operating income	$1,557	$5,460	$2,004	$ -	$9,021

Total assets	$16,226	$25,382	$9,218	$32,186	$83,012
Capital expenditures	$12	$48	$ -	$41	$101

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION – CONTINUING OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2010	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$83,991	$62,220	$25,520	$ -	$171,731

Cost of services	62,676	48,033	16,464	-	127,173

Selling, general and administrative	21,963	11,204	7,342	-	40,509

Depreciation and amortization	659	701	143	-	1,503

Operating (loss) income	($1,307)	$2,282	$1,571	$ -	$2,546

Total assets	$20,074	$24,920	$8,165	$24,210	$77,369
Capital expenditures	$63	$433	$2	$304	$802

The Company derives a majority of its revenue from companies headquartered in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Ireland.  Revenues and total assets by geographic area for the fiscal years ended January 1, 2011 and January 2, 2010 are as follows:

	January 1,	January 2,
	2011	2010
Revenues
United States	$131,899	$145,910
Canada	26,850	22,540
Puerto Rico	3,153	3,281
Ireland	120	-
	$162,022	$171,731

Total Assets
United States	$69,931	$65,180
Canada	11,734	10,852
Puerto Rico	1,010	1,337
Ireland	337	-
	$83,012	$77,369

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   DISCONTINUED OPERATIONS

In September 2010, the Company sold the fixed and intangible assets associated with its light industrial and clerical staffing business located in southern California and doing business under the name Intertec.  Accounts receivable and certain short term liabilities of this business unit were retained by the Company.  The Company received cash of $400 and recognized a gain of $143 on the sale of Intertec.  The Intertec business unit was grouped with its Specialty Health Care business unit in the Company’s formerly named Commercial Services segment.

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

Assets and liabilities of Intertec and the Oracle business unit have been classified as assets and liabilities of discontinued operations.  Intertec and the Oracle business unit results of operations for fiscal year ended January 1, 2011 have been accounted for as discontinued operations.  Consolidated Balance Sheet as of, and Consolidated Statement of Income for the fiscal year ended January 2, 2010 have been reclassified to be consistent with the current year presentation.

The net assets and liabilities of discontinued operations consist of:

	January 1,	January 2,
	2011	2010
Assets:
Accounts receivable, net	$2	$2,122
Prepaid expenses and other current assets	-	48
Property and equipment, net	-	235
Deposits	-	28
Goodwill	-	101

Total assets	$2	$2,534

Liabilities:
Accounts payable and accrued expenses	$45	$254
Accrued payroll and related costs	-	172

Total liabilities	$45	$426

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   DISCONTINUED OPERATIONS  (CONTINUED)

The loss from discontinued operations consists of:

	Fiscal Years Ended
	January 1, 2011	January 2, 2010
Revenues	$11,689	$17,662
Cost of services	10,734	15,385
Gross profit	955	2,277

Operating costs and expenses
Selling, general and administrative	1,825	3,377
Depreciation and amortization	41	118
Loss on disposal of fixed assets	269	-
	2,135	3,495

Operating loss from discontinued operations	(1,180)	(1,218)

Income tax benefit	480	423

Net operating loss from discontinued operations	(700)	(795)

Gain on sale of discontinued operations, net of tax expense of $65	78	-

Net loss from discontinued operations	($622)	($795)

16.   INCOME TAXES

The components of income tax expense from continuing operations are as follows:

	Fiscal Years Ended
	January 1, 2011	January 2, 2010
Current
Federal	$57	$818
State and local	990	945
Foreign	1,120	799

	2,167	2,562
Deferred
Federal	312	2,083
State	91	(36)

	403	2,047

Total	$2,570	$4,609

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.   INCOME TAXES (CONTINUED)

The income tax provisions for continuing operations reconciled to the tax computed at the statutory Federal rate was:

	January 1, 2011	January 2, 2010
Tax at statutory rate (credit)	34.0%	34.0%
State income taxes, net of Federal income tax benefit	8.0	4.1
Goodwill and intangible asset tax deduction	(14.9)	-
Permanent differences	2.0	1.3
Foreign income tax effect	(0.7)	(1.7)
Other, net	0.2	(0.3)
Total income tax expense	28.6%	37.4%

At January 1, 2011 and January 2, 2010, deferred tax assets and liabilities consist of the following:

	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
	Current		Long Term
Deferred tax assets:
Loss carryforwards	$ -	$208	$ -	$ -
Allowance for doubtful accounts	516	479	-	-
Acquisition amortization, net	-	-	3,303	3,828
Reserves and accruals	622	639	-	-
Other	22	-	-	-
Valuation allowance	-	(208)	-	-
Net	1,160	1,118	3,303	3,828

Deferred tax liabilities:
Prepaid expense deferral	(333)	(413)	-	-
	(333)	(413)		-
Net deferred tax assets	$827	$705	$3,303	$3,828

The Company recognized a nonrecurring current tax benefit of approximately $1.6 million due to the discrete nature of the first quarter fiscal 2010 goodwill and intangible asset tax deduction for the liquidation of its Oracle business unit subsidiary described in Note 15 to the Consolidated Financial Statements.  A permanent tax difference was recognized in the fiscal year ended January 1, 2011 because the Company recognized an impairment of the same goodwill and intangible assets associated with the Oracle business unit for book purposes in fiscal 2008.  The nonrecurring current tax benefit of $1.6 million was offset by regular tax expense of $4.2 million on current taxable income from continuing operations, resulting in a cumulative income tax expense of approximately $2.6 million (not including the tax benefit from discontinued operations) for the fiscal year ended January 2, 2010.The Company also experienced an approximate loss of $0.5 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.   INCOME TAXES (CONTINUED)

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Ireland and Puerto Rico.  The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2007.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2007.

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at January 1, 2011 or January 2, 2010.

17.   CONTINGENCIES

The Company is party to an agreement of indemnity related to the performance of a construction project that was managed by a former customer prior to November 2008 when the initial contract was transferred to the Company as the general contractor.  The contract price was approximately $6.2 million and the project was complete as of January 1, 2011.  In the event of non-performance on the construction project, the Company may be obligated to indemnify the project owners for warranty claims.  Management believes that any indemnity claims, if any, would not have a significant adverse financial impact to the financial position of the Company and its results of operations.

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.6 million and $0.7 million as of January 1, 2011 and January 2, 2010, respectively.  Asserted claims in these matters seek approximately $6.8 million in damages as of January 1, 2011.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

18.   LEGAL SETTLEMENT

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

19.	STOCKHOLDER RIGHTS PLAN

On June 8, 2010, the Board of Directors of the Company approved a stockholder rights plan and declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company.  Each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of the Series A Junior Participating Preferred Shares of the Company.  The dividend was declared on June 8, 2010 (the “Rights Dividend Declaration Date”) to stockholders of record as of the close of business on June 21, 2010 (the “Record Date”).   Each Right will entitle the holder to purchase from the Company, upon the occurrence of certain events, one Unit at a purchase price of $13.50.

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

20. RETIREMENT PLANS

Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada and Puerto Rico (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for fiscal years ended January 1, 2011 and January 2, 2010 were $395 and $545, respectively.

21. COMMITMENTS

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt (“Mr. Kopyt”), which currently provides for an annual base salary of $660 and other customary benefits.  In addition, the agreement provides that Mr. Kopyt’s annual bonus is based on EBITDA, defined as earnings before interest, taxes, depreciation, and amortization.  The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year.  The agreement expires on February 28, 2014.  The employment agreement is terminable by the Company upon Mr. Kopyt’s death or disability, or for “good and sufficient cause,” as defined in the agreement.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

21. COMMITMENTS (CONTINUED)

Termination Benefits Agreement

The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Benefits Agreement”).  Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the “Extended Term”).  If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of January 1, 2011, Mr. Kopyt would have been entitled to cash payments of approximately $5.9 million (representing salary and excise tax payments).

Severance Agreement

The Company is party to a Severance Agreement with Mr. Kopyt,  amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Severance Agreement”).  The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt’s employee benefits for a specified time after his service with the Company is terminated other than “for cause,” as defined in the Severance Agreement.  Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his current employment and termination benefits agreements, which are supplemented and not superseded by the Severance Agreement.  If Mr. Kopyt had been terminated as of January 1, 2011, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $4.0 million, inclusive of employee benefits.

Operating Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms in excess of one year, exclusive of operating escalation charges, are as follows:

Fiscal Years	Amount
2011	$3,534
2012	2,320
2013	853
2014	159
2015	96
Total	$6,962

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

21. COMMITMENTS (CONTINUED)

Operating Leases (Continued)

Rent expense for the fiscal years ended January 1, 2011 and January 2, 2010 was $2,843 and $3,408, respectively.

The Company subleases space to other tenants at various office locations under cancelable lease agreements.  During the fiscal years ended January 1, 2011 and January 2, 2010 revenues of approximately $340 and $343, respectively, were recognized under these leasing arrangements.

22. RELATED PARTY TRANSACTIONS

A director of the Company is a shareholder in a law firm that has rendered various legal services to the Company.  Fees paid to the law firm have not been significant.

23. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal Year Ended January 1, 2011

	Sales	Gross Profit	Operating Income	Income from Continuing Operations	Diluted Income from Continuing Operations Per Share
1st Quarter	$45,329	$12,345	$2,088	$2,427	$0.19
2nd Quarter	42,811	12,457	2,770	1,650	$0.12
3rd Quarter	37,489	10,623	1,882	1,171	$0.09
4th Quarter	36,393	10,762	2,281	1,169	$0.09

Total	$162,022	$46,187	$9,021	$6,417	$0.49

Fiscal Year Ended January 2, 2010

	Sales	Gross Profit	Operating Income	Income from Continuing Operations	Diluted Income from Continuing Operations Per Share
1st Quarter	$43,318	$10,165	($311)	$5,634	$0.44
2nd Quarter	42,856	11,136	685	572	0.04
3rd Quarter	40,429	11,333	945	586	0.05
4th Quarter	45,128	11,924	1,227	925	0.07

Total	$171,731	$44,558	$2,546	$7,717	$0.60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
RCM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries (the Company) as of January 1, 2011 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the fiscal year ended January 1, 2011.  Our audit also included the financial statement Schedule II for the fiscal year ended January 1, 2011 listed in the index at Part IV, Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of January 1, 2011, and the consolidated results of its operations and its cash flows for the fiscal year ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for the fiscal year ended January 1, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited the adjustments to the January 2, 2010 consolidated financial statements to retrospectively apply the reporting of discontinued operations, as described in Note 15.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the January 2, 2010 consolidated financial statements of the company other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the January 2, 2010 consolidated financial statements taken as a whole.

/s/ EisnerAmper LLP
EisnerAmper LLP
Edison, New Jersey
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
RCM Technologies, Inc. and Subsidiaries

We have audited, before the effects of the adjustments to retrospectively apply the reporting of discontinued operations described in Note 15, the accompanying consolidated balance sheet of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries (the Company) as of January 2, 2010 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the year then ended (the January 2, 2010 financial statements before the effects of the adjustments discussed in Note 15 are not presented herein) .  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the reporting of discontinued operations described in Note 15, present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of January 2, 2010, and the consolidated results of its operations and its cash flows for the year ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the Consolidated Financial Statement Schedule, Schedule II – Valuation and Qualifying Accounts and Reserves for the year ended January 2, 2010.  In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reporting of discontinued operations described in Note 15, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by EisnerAmper LLP.

/s/ Amper, Politziner and Mattia LLP
Amper, Politziner and Mattia LLP
Edison, New Jersey
March 11, 2010

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended January 1, 2011 and January 2, 2010
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Fiscal Year Ended January 1, 2011

Allowance for doubtful accounts on trade receivables	$1,188	$319	$216	$1,291

Provision for contingencies for legal matters	$725	$101	$188	$638

Fiscal Year Ended January 2, 2010

Allowance for doubtful accounts on trade receivables	$1,072	$1,140	$1,024	$1,188

Provision for contingencies for legal matters	$585	$265	$125	$725

EXHIBIT INDEX

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of EisnerAmper LLP.

(23.2)	Consent of Amper, Politziner & Mattia, LLP.

(31.1)	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(32.1)	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Business Support Group of Michigan, Inc.
Cataract, Inc.
Programming Alternatives of Minnesota, Inc.
RCM Technologies Canada Corp.
RCM Technologies Ireland Ltd.
RCM Technologies Ireland Holding Ltd.
RCM Technologies Services Company, Inc.
RCM Technologies (USA), Inc.
RCMT Delaware, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
RCM Technologies, Inc.

We have issued our report dated February 22, 2011 with respect to the January 1, 2011 consolidated financial statements and related schedules and the adjustments to the January 2, 2010 financial statements to retrospectively apply the reporting of discontinued operations which are included in the Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the fiscal year ended January 1, 2011.  We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 333-165482, effective March 15, 2010, File No. 333-145904, effective September 6, 2007, File No. 333-61306, effective April 21, 1993, File No. 333-80590, effective June 22, 1994, File No. 333-48089, effective March 17, 1998, File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000).

/s/ EisnerAmper LLP
EisnerAmper LLP
Edison, New Jersey
February 22, 2011

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
RCM Technologies, Inc.

We have issued our report dated March 11, 2010 with respect to the January 2, 2010 consolidated financial statements and related schedules, before the effects of the adjustments to retrospectively apply the reporting of discontinued operations which are included in the Annual Report of RCM Technologies, Inc. and Subsidiaries on Form 10-K for the fiscal year ended January 1, 2011.  We hereby consent to the incorporation by reference of said report in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 333-165482, effective March 15, 2010, File No. 333-145904, effective September 6, 2007, File No. 333-61306, effective April 21, 1993, File No. 333-80590, effective June 22, 1994, File No. 333-48089, effective March 17, 1998, File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000).

/s/ Amper, Politziner and Mattia LLP
Amper, Politziner and Mattia LLP
Edison, New Jersey
February 22, 2011

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

Date: February 22, 2011	/s/	Leon Kopyt
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

Date: February 22, 2011	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer, and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended January 1, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Leon Kopyt
Leon Kopyt Chief Executive Officer February 22, 2011

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended January 1, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer February 22, 2011

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.