Form 10-Q
period 2011-04-02
RCM TECHNOLOGIES INC
filed 2011-05-04
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Common Stock, $0.05 par value, 13,066,581 shares outstanding as of May 3, 2011.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of April 2, 2011 (Unaudited) and January 1, 2011	3

	Unaudited Consolidated Statements of Income for the Thirteen Week Periods Ended April 2, 2011 and April 3, 2010	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Thirteen Week Period Ended April 2, 2011 and Unaudited Consolidated Statements of Comprehensive Income for the Thirteen Week Periods Ended April 2, 2011 and April 3, 2010	5

	Unaudited Consolidated Statements of Cash Flows for the Thirteen Week Periods Ended April 2, 2011 and April 3, 2010	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	[Removed and Reserved]	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signatures		35

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 2, 2011 and January 1, 2011
(In thousands, except share and per share amounts)

	April 2,	January 1,
	2011	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$25,945	$24,704
Accounts receivable, net	41,969	41,213
Prepaid expenses and other current assets	2,273	1,841
Deferred income tax assets	827	827
Assets of discontinued operations	2	2
Total current assets	71,016	68,587

Property and equipment, net	3,088	3,295

Other assets:
Deposits	225	183
Goodwill	7,319	7,319
Intangible assets, net	290	325
Deferred income tax assets	3,303	3,303
Total other assets	11,137	11,130

Total assets	$85,241	$83,012

Current liabilities:
Accounts payable and accrued expenses	$5,960	$6,004
Accrued payroll and related costs	7,964	6,950
Income taxes payable	534	39
Liabilities of discontinued operations	21	45
Contingent consideration	121	121
Total current liabilities	14,600	13,159

Contingent consideration	245	245

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,252,212 shares issued and 13,057,081 shares outstanding at April 2, 2011 and 13,220,445 shares issued and 13,171,048 shares outstanding at January 1, 2011	662	661
Additional paid-in capital	107,946	107,817
Accumulated other comprehensive income	1,553	1,415
Accumulated deficit	(38,904)	(40,079)
Treasury stock (195,131 shares at April 2, 2011 and 49,397 at January 1, 2011, at cost)	(861)	(206)
Total stockholders' equity	70,396	69,608

Total liabilities and stockholders’ equity	$85,241	$83,012

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen Week Periods Ended April 2, 2011 and April 3, 2010 (Unaudited) (In thousands, except per share amounts)

	Thirteen Week Periods Ended
	April 2, 2011	April 3, 2010

Revenues	$38,706	$45,329
Cost of services	27,656	32,984
Gross profit	11,050	12,345

Operating costs and expenses
Selling, general and administrative	8,684	9,913
Depreciation and amortization	309	344
	8,993	10,257

Operating income	2,057	2,088

Other expense
Interest expense and other, net	(8)	(38)
Gain on foreign currency transactions	(12)	(7)
	(20)	(45)

Income from continuing operations before income taxes	2,037	2,043
Income tax (expense) benefit from continuing operations	(862)	384
Income from continuing operations	1,175	2,427

Loss from discontinued operations, net of taxes	-	(655)
Net income	$1,175	$1,772

Basic and diluted net earnings per share data:

Income from continuing operations	$0.09	$0.19

Loss from discontinued operations, net of taxes	-	($0.05)
Net income	$0.09	$0.14

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirteen Week Period Ended April 2, 2011 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 1, 2011	13,220,445	$661	$107,817	$1,415	($40,079)	49,397	($206)	$69,608

Issuance of stock under employee stock purchase plan	22,267	1	83	-	-	-	-	84
Foreign currency translation adjustment	-	-	-	138	-	-	-	138
Exercise of stock options	9,500	-	23	-	-	-	-	23
Stock based compensation expense	-	-	23	-	-	-	-	23
Common stock repurchase	-	-	-	-	-	145,734	(655)	(655)
Net income	-	-	-	-	1,175	-	-	1,175

Balance, April 2, 2011	13,252,212	$662	$107,946	$1,553	($38,904)	195,131	($861)	$70,396

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Week Periods Ended April 2, 2011 and April 3, 2010 (Unaudited) (In thousands)

	April 2,	April 3,
	2011	2010

Net income	$1,175	$1,772
Foreign currency translation adjustment	138	62
Comprehensive income	$1,313	$1,834

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended April 2, 2011 and April 3, 2010 (Unaudited) (In thousands)

	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$1,175	$1,772

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308	377
Loss on disposal of fixed assets of discontinued operations	-	269
Stock-based compensation expense	23	65
(Reduction of) provision for allowance for doubtful accounts	(103)	134
Changes in assets and liabilities:
Accounts receivable	(475)	(3,952)
Prepaid expenses and other current assets	(277)	(1,063)
Accounts payable and accrued expenses	(86)	1,330
Accrued payroll and related costs	973	2,106
Income taxes payable	370	190
Total adjustments	733	(544)
Net cash provided by operating activities	1,908	1,228

Cash flows from investing activities:
Property and equipment acquired	(67)	(13)
(Increase) decrease in deposits	(43)	20
Net cash (used in) provided by investing activities	(110)	7

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	84	73
Exercise of stock options	23	-
Common stock repurchases	(655)	-
Net cash (used in) provided by financing activities	(548)	73
Effect of exchange rate changes on cash and cash equivalents	(9)	2
Increase in cash and cash equivalents	1,241	1,310
Cash and cash equivalents at beginning of period	24,704	10,942

Cash and cash equivalents at end of period	$25,945	$12,252

Supplemental cash flow information:
Cash paid for:
Interest	$24	$51
Income taxes	$521	$483

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended January 1, 2011 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week period ended April 2, 2011 are not necessarily indicative of results that may be expected for the full year.

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.   In September 2010, the Company sold its light industrial and clerical staffing business located in southern California and doing business under the name Intertec.  See Note 15 to the Consolidated Financial Statements included in this report for further details of these discontinued operations.  Such businesses have been classified as discontinued operations for all periods presented.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 1, 2011 was a 52-week reporting year.  The first fiscal quarter of 2011 and the first fiscal quarter of 2010 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
April 2, 2011	Thirteen	Thirteen
April 3, 2010	Thirteen	Thirteen

3.	Use of Estimates and Uncertainties

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

Fair Value of Financial Instruments
The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, accounts payable and accrued expenses, approximates fair value due to their liquidity or their short-term nature.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

4.	Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	April 2, 2011	January 1, 2011
Billed	$29,867	$31,265
Accrued and unbilled	3,742	3,381
Work-in-progress	9,550	7,858
Allowance for doubtful accounts and sales discounts	(1,190)	(1,291)

Accounts receivable, net	$41,969	$41,213

5.	Property and Equipment

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

Property and equipment are comprised of the following:

	April 2,	January 1,
	2011	2011
Equipment and furniture	$2,679	$2,734
Computers and systems	5,534	5,869
Leasehold improvements	1,031	1,064
	9,244	9,667

Less: accumulated depreciation and amortization	6,156	6,372

Property and equipment, net	$3,088	$3,295

The Company periodically writes off fully depreciated assets.  The company wrote off fully depreciated assets of $443 and $884 for the thirteen week periods ended April 2, 2011and April 3, 2010, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions

General
In connection with certain acquisitions made in 2008 and 2009, the Company is obligated to pay future contingent consideration to the sellers upon the acquired business achieving certain earnings targets over periods ranging from two to four years following the acquisition.  In general, the future contingent consideration amounts fall into one of two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

Future Contingent Payments
The Company has two active acquisition agreements relating to the acquisitions of the assets of NuSoft Solutions, Inc. (“NuSoft” in 2008) and Project Solutions Group, Inc. (“PSG” in 2009) whereby future contingent consideration may be earned and paid.  The Company, at the time of the PSG acquisition, determined that the estimated net present fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition was approximately $0.4 million.  The amount actually paid, if any, may substantially exceed the estimated net present fair value.  The Company has recorded this liability and increased its goodwill by a like amount.  Under the accounting rules existing at the time of the NuSoft acquisition, no liability was recorded for such future contingent consideration.

The Company’s outstanding Deferred Consideration obligations potentially due after April 2, 2011, which relate to the NuSoft and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

Year Ending	Amount
December 31, 2011	$944
December 29, 2012	164
December 28, 2013	184
Maximum deferred consideration	$1,292

The Company cannot estimate future Deferred Consideration payments with any certainty.  However, the Company does not believe that the Deferred Consideration earned and payable in the year ending December 31, 2011 will exceed $144.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Any Earnouts paid, if any, are not likely to be material.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

The Company is required to perform a goodwill impairment test on at least an annual basis.  Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of the last day of the Company's fiscal November each year, or more frequently if indicators of impairment exist.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There were no triggering events during the thirteen week period ended April 2, 2011 that indicated a need to perform the impairment test prior to the Company's annual test date.

8.	Intangible Assets

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

The following table reflects the components of intangible assets, excluding goodwill:

	Information Technology	Engineering	Total
Balance as of January 1, 2011	$315	$10	$325

Amortization of intangibles during the thirteen week period ended April 2, 2011	26	9	35

Balance as of April 2, 2011	$289	$1	$290

9.	Line of Credit

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

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.  The Revolving Credit Facility expires in August 2011.  The Company intends to seek to extend or replace the Revolving Credit Facility prior to such time if it is determined that doing so would be in alignment with the Company’s financing needs.

There were no borrowings during the thirteen week periods ended April 2, 2011 and April 3, 2010.  At April 2, 2011 and January 1, 2011, there were letters of credit outstanding for $0.9 million.  At April 2, 2011, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

10.	Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of common shares used to calculate basic and diluted earnings per share for the thirteen week periods ended April 2, 2011 and April 3, 2010 was determined as follows:

	Thirteen Week Periods Ended
	April 2, 2011	April 3, 2010

Basic weighted average shares outstanding	13,084,488	12,999,178
Dilutive effect of outstanding stock options	153,125	53,889

Dilutive shares	13,237,613	13,053,067

There were 194,400 and 1,194,400 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively.

Unissued shares of common stock were reserved for the following purposes:

	April 2, 2011	January 1, 2011

Exercise of options outstanding	1,058,594	1,101,594
Future grants of options or shares	430,600	415,600
Shares reserved for employee stock purchase plan	298,097	320,364

Total	1,787,291	1,837,558

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation

At April 2, 2011, the Company had five share-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance. Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.

Share-based compensation expense of $23 and $65 was recognized for the thirteen week periods ended April 2, 2011 and April 3, 2010, respectively.

No options were granted during the thirteen week periods ended April 2, 2011 and April 3, 2010.

Activity regarding outstanding options for the thirteen week period ended April 2, 2011 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2011	1,101,594	$4.10
Options exercised	(9,500)	$2.47
Options forfeited/cancelled	(33,500)	$3.36

Options outstanding as of April 2, 2011	1,058,594	$4.14

Options outstanding price range at April 2, 2011	$0.95 - $9.81

Options exercisable as of April 2, 2011	866,400	$4.59

Intrinsic value of outstanding stock options as of April 2, 2011	$1,202

Intrinsic value of stock options exercised for the thirteen week period ended April 2, 2011	$22

Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of the Company’s common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired.  The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options.  As of April 2, 2011, options to purchase 57,455 shares of common stock granted under the 1992 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of the Company’s common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of April 2, 2011, options to purchase 20,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of April 2, 2011, options to purchase 584,045 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of April 2, 2011, options to purchase 265,194 shares of common stock granted under the 2000 Plan were outstanding.

The 1992 Plan, 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of April 2, 2011, 430,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 131,900 shares of common stock granted under the 2007 Plan were outstanding.

As of April 2, 2011, the Company had approximately $107 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation (Continued)

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of January 2, 2011) was 22,267.  As of April 2, 2011, there were 298,097 shares available for issuance under the Purchase Plan.

12.	Treasury Stock Transactions

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the thirteen week period ended April 2, 2011, the Company repurchased 145,734 shares at a total cost of approximately $655, or an average price of $4.50 per share.  Since the inception of its share repurchase program, the Company has purchased 195,131 shares at a total cost of approximately $861, or an average price of $4.41.

13.	New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen week period ended April 2, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, that are of material significance, or have potential material significance to the Company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended January 1, 2011.)

In September 2010, the Company sold its light industrial and clerical staffing business located in southern California and doing business under the name Intertec (see Note 15 Discontinued Operations).  In prior financial statement filings, the Intertec business unit was grouped with its Specialty Health Care business unit in the Company’s formerly named Commercial Services segment.  All current and prior periods have been restated to include only the Specialty Health Care segment operating results.

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended April 2, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$15,246	$16,166	$7,294	$ -	$38,706

Cost of services	11,004	11,715	4,937	-	27,656

Selling, general and administrative	3,886	2,923	1,875	-	8,684

Depreciation and amortization	118	155	36	-	309

Operating income	$238	$1,373	$446	$ -	$2,057

Total assets	$15,520	$24,960	$10,813	$33,948	$85,241
Capital expenditures	$ -	$5	$ -	$62	$67

Thirteen Week Period Ended April 3, 2010	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$19,802	$18,702	$6,825	$ -	$45,329

Cost of services	14,471	14,064	4,449	-	32,984

Selling, general and administrative	5,230	2,880	1,803	-	9,913

Depreciation and amortization	132	179	33	-	344

Operating (loss) income	($31)	$1,579	$540	$ -	$2,088

Total assets	$21,255	$27,863	$9,718	$24,928	$83,764
Capital expenditures	$ -	$7	$ -	$6	$13

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Revenues from continuing operations reported for each operating segment are from external customers.

The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Ireland.  Revenues by geographic area for the thirteen week periods ended April 2, 2011 and April 3, 2010 are as follows:

	Thirteen Week Periods Ended
	April 2, 2011	April 3, 2010
Revenues
U. S.	$31,703	$36,400
Canada	6,478	8,160
Puerto Rico	515	769
Ireland	10	-
	$38,706	$45,329

Total assets by geographic area as of the reported periods are as follows:

	April 2, 2011	January 1, 2011
Total assets
U. S.	$71,110	$69,931
Canada	13,026	11,734
Puerto Rico	774	1,010
Ireland	331	337
	$85,241	$83,012

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Discontinued Operations

In September 2010, the Company sold the fixed and intangible assets associated with its light industrial and clerical staffing business located in southern California and doing business under the name Intertec.  Accounts receivable and certain short term liabilities of this business unit were retained by the Company.  The Company received cash of $400 and recognized a gain of $143 on the sale of Intertec during the 2010 fiscal year.  The Intertec business unit was grouped with its Specialty Health Care business unit in the Company’s formerly named Commercial Services segment.  The Company may experience continued operating losses from the clerical staffing business if future workers compensation losses exceed the Company’s reserves but the Company does not presently anticipate any material losses, if any.

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit, included in the Company’s Information Technology segment, sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.  The Company may experience continued losses in its Oracle business unit as a result of representations and warranties made in association with certain completed projects but the Company does not anticipate any material losses, if any.

The Intertec and Oracle business units have been classified as discontinued operations for all periods presented.

The net assets and liabilities of discontinued operations consist of:

	April 2,	January 1,
	2011	2011
Assets:
Accounts receivable, net	$2	$2

Total assets	$2	$2

Liabilities:
Accounts payable and accrued expenses	$21	$45

Total liabilities	$21	$45

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Discontinued Operations (Continued)

The loss from discontinued operations consists of:

	Thirteen Week Periods Ended
	April 2, 2011	April 3, 2010
Revenues	$ -	$4,198
Cost of services	-	4,124
Gross profit	-	74

Operating costs and expenses
Selling, general and administrative	-	939
Depreciation	-	31
Loss on disposal of fixed assets	-	269
	-	1,239

Operating loss from discontinued operations	-	(1,165)

Income tax benefit	-	(510)

Net gain (loss) from discontinued operations	$ -	($655)

16.	Income Taxes

The effective income tax rate for income from continuing operations was 42.3% for the thirteen week period ended April 2, 2011.  The current period effective tax rate is comprised of an estimated effective tax rate of 45.7% in the United States offset by an effective tax rate of 28.9% in Canada (due to income tax abatements in Canada in 2011).  The Company also experienced an approximate loss of $0.1 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.

For the thirteen week period ended April 3, 2010, the Company recognized a nonrecurring current tax benefit of $1.1 million due to the discrete nature of the goodwill and intangible asset tax deduction for the liquidation of its Oracle business unit subsidiary described in Note 15 to the Consolidated Financial Statements.  The Company recognized an impairment of the book goodwill and intangible assets associated with this subsidiary in 2008.  This was offset by regular tax provision expense of $0.7 million on current taxable income from continuing operations, resulting in a cumulative income tax benefit of approximately $0.4 million (not including the tax benefit from discontinued operations).

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.4 million and $0.6 million as of April 2, 2011 and January 1, 2011, respectively.  Asserted claims in these matters seek approximately $6.6 million in damages as of April 2, 2011.

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

The Company experienced a significant decrease in revenues during the thirteen week period ended April 2, 2011 as compared to the comparable prior year period.  The revenue decrease is primarily attributable to subpar performance in the Company’s Information Technology segment and declines in the spending of its major Engineering segment clients, as further discussed in the Segment Discussion below.  While the Company believes general economic conditions and overall market conditions for its Information Technology and Specialty Health Care segments have improved slightly from their recessionary lows, the Company is cautious regarding expectations for the remainder of 2011 as the Company believes that any general economic or market recovery may be slow and/or tenuous.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  The Company looks to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units, and under the November 2010 calculation the fair value exceeded the recorded goodwill by at least 25% for each of the reporting units.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of April 2, 2011, the Company had short term deferred tax assets of $0.8 million and total long term net deferred income tax assets of $3.3 million.  The short term deferred tax assets primarily represent timing differences for GAAP expense accruals not deductible for tax purposes.  The long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes (Continued)

The Company conducts its operations in multiple tax jurisdictions in the United States, Puerto Rico, Canada and Ireland.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2007.  The Company’s federal income tax returns have been examined through 2007.  As of April 2, 2011, the Company did not have any material uncertain tax positions.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 2, 2011 Compared to Thirteen Week Period Ended April 3, 2010

A summary of operating results for the thirteen week periods ended April 2, 2011 and April 3, 2010 is as follows (in thousands):

	April 2, 2011		April 3, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$38,706	100.0	$45,329	100.0
Cost of services	27,656	71.5	32,984	72.8
Gross profit	11,050	28.5	12,345	27.2

Selling, general and administrative	8,684	22.4	9,913	21.8
Depreciation and amortization	309	0.8	344	0.8
	8,993	23.2	10,257	22.6

Operating income	2,057	5.3	2,088	4.6
Other expense, net	(20)	0.0	(45)	0.1

Income from continuing operations before income taxes	2,037	5.3	2,043	4.5
Income tax (expense) benefit from continuing operations	(862)	(2.2)	384	0.9

Income from continuing operations	1,175	3.1	2,427	5.4

Loss from discontinued operations, net of taxes	-	-	(655)	(1.4)

Net income	$1,175	3.1	$1,772	3.9

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year to date reporting periods ended April 2, 2011 and April 3, 2010 consisted of thirteen weeks each.

Revenues.  Revenues decreased 14.6%, or $6.6 million, for the thirteen week period ended April 2, 2011 as compared to the thirteen week period ended April 3, 2010 (the “comparable prior year period”).  Revenues decreased $4.6 million in the Information Technology segment, decreased $2.5 million in the Engineering segment, and increased $0.5 million in the Specialty Health Care segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 2, 2011 Compared to Thirteen Week Period Ended April 3, 2010 (Continued)

Cost of Services.  Cost of services decreased 16.2%, or $5.3 million, for the thirteen week period ended April 2, 2011 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to a decrease in revenues.  Cost of services as a percentage of revenues decreased to 71.5% for the thirteen week period ended April 2, 2011 from 72.8% for the comparable prior year period.  The decrease in cost of services as a percentage of revenues was primarily due to favorable fixed priced contracts in our Engineering segment and the Company’s focus on providing higher margin services in general.  Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2011 to remain relatively comparable to that in the thirteen week period ended April 2, 2011, adjusted for increased vacation and holidays in the third and fourth quarters.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 12.4%, or $1.2 million, for the thirteen week period ended April 2, 2011 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.4% for the thirteen week period ended April 2, 2011 as compared to 21.8% for the comparable prior year period.  The decrease in SGA expenses was primarily due to a concerted effort by the Company to reduce SGA expenses.  The primary components of the reduction include labor and related expenses, professional fees and bad debt.  The increase to SGA expenses as a percentage of revenues was primarily due to the decrease in revenues.  Assuming no material changes to gross profit, management expects SGA expenses for the remainder of fiscal 2011 to remain generally consistent with the SGA expenses for the thirteen week period ended April 2, 2011.

Depreciation and Amortization.  Depreciation and amortization was $0.3 million for both thirteen week periods.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.

Income Tax Expense From Continuing Operations.  The Company experienced income tax expense from continuing operations of $0.9 million for the thirteen week period ended April 2, 2011 as compared to an income tax benefit from continuing operations of $0.4 million for the comparable prior year period.  The effective income tax rate for income from continuing operations was 42.3% for the thirteen week period ended April 2, 2011 as compared to 34.5% for the comparable prior year period (before the effect of the first quarter 2010 goodwill and intangible asset deduction more fully described in Note 16 to the Consolidated Financial Statements).  The current period effective tax rate is comprised of an estimated effective tax rate of 45.7% in the United States offset by an effective tax rate of 28.9% in Canada (due to income tax abatements in Canada in 2011).  The Company also experienced an approximate loss of $0.1 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.  Management anticipates that the effective tax rate for the remainder of fiscal 2011 will approximate the effective tax rate for the thirteen week period ended April 2, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 2, 2011 Compared to Thirteen Week Period Ended April 3, 2010 (Continued)

Discontinued Operations.  See Note 15 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company had no activity in its discontinued operations during the thirteen week period ended April 2, 2011 as compared to a $0.7 million loss, net of tax benefits in the comparable prior year period.  The Company does not anticipate material operating losses from discontinued operations for the balance of fiscal 2011.

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $15.2 million in the thirteen week period ended April 2, 2011 decreased $4.6 million, or 23.0%, as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to poor execution by its sales generation team, which the Company believes it has taken steps to remediate.  In particular, the Information Technology segment experienced a $1.3 million decrease from its Michigan offices and a $2.0 million decrease from its Life Sciences clients.  The Life Sciences group experienced a decrease of $2.2 million from two pharmaceutical clients whose projects ended or were significantly curtailed at the end of the second quarter in 2010, offset by a $0.2 million increase from all other Life Science clients.  The Information Technology segment operating income was $0.2 million for the thirteen week period ended April 2, 2011 as compared to a negligible operating loss in the comparable prior year period.  The improvement in operating income was primarily attributable to a decrease in SGA expense.

Engineering

Engineering revenues of $16.2 million in the thirteen week period ended April 2, 2011 decreased $2.5 million, or 13.6%, as compared to the comparable prior year period.  The decrease in revenues was primarily attributable to the timing of significant projects for the Engineering segments major clients.  The Engineering segment operating income was $1.4 million for the thirteen week period ended April 2, 2011 as compared to $1.6 million for the comparable prior year period.  The decrease in operating income was primarily due to lower revenues.  Revenues decreased on a comparative basis due to periodic or cyclical changes in demand from several large clients.  In particular, the Company believes the demand from several major Engineering clients in the thirteen weeks ended April 3, 2010 was unusually high.

Specialty Health Care

Specialty Health Care revenues of $7.3 million in the thirteen week period ended April 2, 2011 increased $0.5 million, or 6.9%, as compared to the comparable prior year period.  The Specialty Health Care segment operating income was $0.4 million for the thirteen week period ended April 2, 2011 as compared to $0.5 million for the comparable prior year period.  The primary reason for the decrease in operating income was an increase to cost of services as a percentage of revenues.  The increase to cost of services as a percentage of revenues was primarily due to percentage increases to New York state payroll taxes and related items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	April 2, 2011	April 3, 2010
Cash provided by (used in):
Operating activities	$1,908	$1,228
Investing activities	($110)	$7
Financing activities	($548)	$73

Operating Activities
Operating activities provided $1.9 million of cash for the thirteen week period ended April 2, 2011 as compared to $1.2 million in the comparable prior year period.  The major components of the cash provided by operating activities in the thirteen week period ended April 2, 2011 and the comparable prior year period are as follows: net income, accounts receivables, accounts payable and accrued expenses, accrued payroll and related costs and income taxes payable.

Net income for the thirteen week period ended April 2, 2011 was $1.2 million as compared to $1.8 million for the comparable prior year period.  An increase in accounts receivables in the thirteen week period ended April 2, 2011 used $0.5 million as compared to using $4.0 million in the comparable prior year period.  The Company primarily attributes the increase in accounts receivables from January 1, 2011 to an increase in revenues of approximately $2.3 million during the thirteen week period ended April 2, 1011 as compared to the thirteen week period ended January 1, 2011.

A decrease in accounts payable and accrued expenses in the thirteen week period ended April 2, 2011 used $0.1 million as compared to providing $1.3 million in the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase to accrued payroll and related costs in the thirteen week period ended April 2, 2011 provided $1.0 million as compared to providing $2.1 million in the comparable prior year period.  The increase in accrued payroll and related costs during the thirteen week period ended April 2, 2011 primarily relates to the timing of the Company’s major biweekly payroll as compared to January 1, 2011.  Income taxes payable provided $0.4 million for the thirteen weeks ended April 2, 2011 as compared to $0.2 million in the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $0.1 million for the thirteen week period ended April 2, 2011 as compared to marginally positive cash flow from investing activities for the comparable prior year period.  The increase in cash used from investing activities was primarily attributable to increases to deposits for leased office space and slightly increased expenditures for property and equipment.  The Company anticipates upgrading its ERP system sometime in 2011 and expects to see a significant rise in expenditures for property and equipment as a result.  Additionally, the Company believes that its Engineering segment will purchase several pieces of equipment totaling $0.5 million for one of its operating divisions.

Financing Activities
Financing activities consisted of using $0.5 million for the thirteen week period ended April 2, 2011 as compared to providing $0.1 million for the comparable prior year period.  The primary use of cash was for the Company’s share repurchase program.

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

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.  The Revolving Credit Facility expires in August 2011.  The Company intends to seek to extend or replace the Revolving Credit Facility prior to such time if it is determined that doing so would be in alignment with the Company’s financing needs.

There were no borrowings during the thirteen week periods ended April 2, 2011 and April 3, 2010.  At April 2, 2011 and January 1, 2011, there were letters of credit outstanding for $0.9 million.  At April 2, 2011, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

As of April 2, 2011, $1.7 million of the $26.0 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries.

Commitments
The Company anticipates that its primary uses of capital in future periods will be for working capital purposes.  Funding for any long-term and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility (or a replacement thereof), funds generated through operations or future financing transactions.  The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.  Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity, and the results of operations for the period in which the effect becomes reasonably estimable.

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

Liquidity and Capital Resources (Continued)

Commitments - (Continued)
The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it will begin to upgrade its current ERP system sometime in 2011.  Additionally, the Company believes that its Engineering segment will purchase several pieces of equipment totaling $0.5 million for one of its operating divisions.  The Company's current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2011 (after April 2, 2011)	$2,785
2012	2,625
2013	1,083
2014	251
2015	113
Total	$6,857

The Company has two active acquisition agreements whereby future contingent consideration may be earned and paid (NuSoft in 2008 and PSG in 2009).  In connection with these acquisitions, the Company is obligated to pay future contingent consideration to the sellers upon the acquired business achieving certain earnings targets over periods ranging from two to four years following the acquisition.  In general, the future contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

The Company’s outstanding Deferred Consideration obligations potentially due after April 2, 2011, which relate to the NuSoft and PSG acquisitions, could result in the following maximum Deferred Consideration payments:

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of April 2, 2011, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

See discussion of Contingencies in Note 17 to the Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, as updated in the Company’s Quarterly Report for the fiscal quarter ended April 2, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchases of common stock during the first quarter of 2011 under the share repurchase program authorized by our Board of Directors in February 2010 and extended in February 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2 – February 1	109,000	$4.51	109,000	$6,802,618
February 2 – March 1	36,734	$4.46	36,734	$6,638,680
March 2 – April 2	-	-	-	-
Total	145,734	$4.50	145,734	$6,638,680

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chairman, President and Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chairman, President and Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

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

RCM Technologies, Inc.
Date: May 3, 2011	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 3, 2011	By: /s/ Kevin Miller
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

Date: May 3, 2011	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: May 3, 2011	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended April 2, 2011 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
Chairman, President and Chief Executive Officer

Date:  May 3, 2011

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended April 2, 2011 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  May 3, 2011