Form 10-Q
period 2011-07-02
RCM TECHNOLOGIES INC
filed 2011-08-10
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Common Stock, $0.05 par value, 13,046,460 shares outstanding as of August 9, 2011.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of July 2, 2011 (Unaudited) and January 1, 2011	3

	Unaudited Consolidated Statements of Income for the Thirteen and Twenty-Six Week Periods Ended July 2, 2011 and July 3, 2010	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Twenty-Six Week Period Ended July 2, 2011 and Unaudited Consolidated Statements of Comprehensive Income for the Twenty-Six Week Periods Ended July 2, 2011 and July 3, 2010	5

	Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended July 2, 2011 and July 3, 2010	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	[Removed and Reserved]	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		39

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 2, 2011 and January 1, 2011
(In thousands, except share and per share amounts)

	July 2,	January 1,
	2011	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$23,488	$24,704
Accounts receivable, net	43,162	41,213
Prepaid expenses and other current assets	2,425	1,841
Deferred income tax assets	827	827
Assets of discontinued operations	2	2
Total current assets	69,904	68,587

Property and equipment, net	2,925	3,295

Other assets:
Deposits	195	183
Goodwill	7,319	7,319
Intangible assets, net	264	325
Deferred income tax assets	3,035	3,303
Total other assets	10,813	11,130

Total assets	$83,642	$83,012

Current liabilities:
Accounts payable and accrued expenses	$5,106	$6,004
Accrued payroll and related costs	6,600	6,950
Income taxes payable	133	39
Liabilities of discontinued operations	13	45
Contingent consideration	177	121
Total current liabilities	12,029	13,159

Contingent consideration	189	245

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,265,712 shares issued and 13,021,774 shares outstanding at July 2, 2011 and 13,220,445 shares issued and 13,171,048 shares outstanding at January 1, 2011	663	661
Additional paid-in capital	108,026	107,817
Accumulated other comprehensive income	1,512	1,415
Accumulated deficit	(37,662)	(40,079)
Treasury stock (243,938 shares at July 2, 2011 and 49,397 shares at January 1, 2011, at cost)	(1,115)	(206)
Total stockholders' equity	71,424	69,608

Total liabilities and stockholders’ equity	$83,642	$83,012

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen and Twenty-Six Week Periods Ended July 2, 2011 and July 3, 2010 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Revenues	$36,514	$42,811	$75,220	$88,140
Cost of services	26,054	30,354	53,709	63,338
Gross profit	10,460	12,457	21,511	24,802

Operating costs and expenses
Selling, general and administrative	8,158	9,351	16,842	19,264
Depreciation and amortization	279	336	588	680
	8,437	9,687	17,430	19,944

Operating income	2,023	2,770	4,081	4,858

Other (expense) income
Interest expense, net and other	(8)	(12)	(16)	(50)
Gain on foreign currency transactions	32	18	19	11
	24	6	3	(39)

Income from continuing operations before income taxes	2,047	2,776	4,084	4,819
Income tax expense from continuing operations	805	1,126	1,667	742
Income from continuing operations	1,242	1,650	2,417	4,077

Income (loss) from discontinued operations, net of taxes	-	68	-	(586)
Net income	$1,242	$1,718	$2,417	$3,491

Basic net earnings per share data:

Income from continuing operations	$0.10	$0.13	$0.18	$0.31

Loss from discontinued operations, net of tax benefit	-	-	-	($0.04)
Net income	$0.10	$0.13	$0.18	$0.27

Diluted net earnings per share data:

Income from continuing operations	$0.09	$0.13	$0.18	$0.31

Loss from discontinued operations, net of tax benefit	-	-	-	($0.04)
Net income	$0.09	$0.13	$0.18	$0.27

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Twenty-Six Week Period Ended July 2, 2011 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 1, 2011	13,220,445	$661	$107,817	$1,415	($40,079)	49,397	($206)	$69,608

Issuance of stock under employee stock purchase plan	22,267	1	83	-	-	-	-	84
Foreign currency translation adjustment	-	-	-	97	-	-	-	97
Exercise of stock options	23,000	1	76	-	-	-	-	77
Stock based compensation expense	-	-	50	-	-	-	-	50
Common stock repurchase	-	-	-	-	-	194,541	(909)	(909)
Net income	-	-	-	-	2,417	-	-	2,417

Balance, July 2, 2011	13,265,712	$663	$108,026	$1,512	($37,662)	243,938	($1,115)	$71,424

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Week Periods Ended July 2, 2011 and July 3, 2010 (Unaudited) (In thousands)

	July 2,	July 3,
	2011	2010

Net income	$2,417	$3,491
Foreign currency translation adjustment	97	(15)
Comprehensive income	$2,514	$3,476

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended July 2, 2011 and July 3, 2010 (Unaudited) (In thousands)

	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$2,417	$3,491

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	588	719
Loss on disposal of fixed assets of discontinued operations	-	269
Stock-based compensation expense	50	167
(Reduction of) provision for allowance for doubtful accounts	(35)	179
Deferred tax expense	267	-
Changes in assets and liabilities:
Accounts receivable	(1,812)	1,139
Prepaid expenses and other current assets	(434)	(743)
Accounts payable and accrued expenses	(948)	735
Accrued payroll and related costs	(375)	1,682
Income taxes payable	(24)	521
Total adjustments	(2,723)	4,668
Net cash (used in) provided by operating activities	(306)	8,159

Cash flows from investing activities:
Property and equipment acquired	(158)	(28)
(Increase) decrease in deposits	(12)	40
Net cash (used in) provided by investing activities	(170)	12

Cash flows from financing activities:
Proceeds from issuance of stock for employee stock purchase plan	84	73
Proceeds from exercise of stock options	77	-
Common stock repurchases	(909)	(114)
Net cash used in financing activities	(748)	(41)
Effect of exchange rate changes on cash and cash equivalents	9	(156)
(Decrease) increase in cash and cash equivalents	(1,216)	7,974
Cash and cash equivalents at beginning of period	24,704	10,942

Cash and cash equivalents at end of period	$23,488	$18,916

Supplemental cash flow information:
Cash paid for:
Interest	$31	$62
Income taxes	$1,681	$1,028

Non-cash investing activities relating to acquisition purchase price adjustment:
Decrease goodwill	$ -	$840
Decrease accounts payable and accrued expenses	$ -	$313
Decrease contingent consideration	$ -	$527

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

Results for the twenty-six week period ended July 2, 2011 are not necessarily indicative of results that may be expected for the full year.

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.   In September 2010, the Company sold its light industrial and clerical staffing business located in southern California and doing business under the name Intertec.  See Note 15 “Discontinued Operations” to the Consolidated Financial Statements included in this report for further details of these discontinued operations.  Such businesses have been classified as discontinued operations for all periods presented.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 1, 2011 was a 52-week reporting year.  The second fiscal quarters of 2011 and 2010 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
July 2, 2011	Thirteen	Twenty-Six
July 3, 2010	Thirteen	Twenty-Six

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	July 2, 2011	January 1, 2011
Billed	$32,428	$31,265
Accrued and unbilled	2,191	3,381
Work-in-progress	9,800	7,858
Allowance for doubtful accounts and sales discounts	(1,257)	(1,291)

Accounts receivable, net	$43,162	$41,213

The Company entered into an agreement to provide among other things construction management services. Pursuant to the agreement, the Company: a) engaged subcontractors to provide construction services; b) earns a fixed percentage of the fee and c) assumes no ownership or risks of inventory, therefore substantially acts as an agent. Under the terms of the agreement, the Company is not required to pay the subcontractor until a corresponding payment from the Company’s client is received. Such pass-through amounts as of July 2, 2011 are not material.

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

5.	Property and Equipment (Continued)

Property and equipment are comprised of the following:

	July 2,	January 1,
	2011	2011
Equipment and furniture	$2,682	$2,734
Computers and systems	5,615	5,869
Leasehold improvements	1,036	1,064
	9,333	9,667

Less: accumulated depreciation and amortization	6,408	6,372

Property and equipment, net	$2,925	$3,295

The Company periodically writes off fully depreciated assets.  The company wrote off fully depreciated assets of $491 and $955 for the twenty-six week periods ended July 2, 2011 and July 3, 2010, respectively.

6.	Acquisitions

General
The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant contingent consideration.  In general, the future contingent consideration amounts have fallen into one of two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

Future Contingent Consideration
The Company has one active acquisition agreement relating to the acquisition of the assets of Project Solutions Group, Inc. (“PSG”) in 2009 whereby future contingent consideration may be earned and paid.  The Company, at the time of the PSG acquisition, determined that the estimated net present fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition was approximately $0.4 million.  The amount actually paid, if any, may substantially exceed the estimated net present fair value.

The Company’s outstanding Deferred Consideration obligations potentially due after July 2, 2011, which relate to the PSG acquisition, could result in the following maximum Deferred Consideration payments:

Year Ending	Amount
December 31, 2011	$144
December 29, 2012	164
December 28, 2013	184
Maximum deferred consideration	$492

The Company cannot predict future Deferred Consideration payments with any certainty.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Any Earnouts paid, if any, are not likely to be material.  The Company’s estimate of the fair value of the total future contingent consideration to be paid to PSG is $366 at January 1, 2011 and July 2, 2011.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

The Company is required to perform a goodwill impairment test on at least an annual basis.  Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of the last day of the Company's fiscal November each year, or more frequently if indicators of impairment exist.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There were no triggering events during the twenty-six week period ended July 2, 2011 that indicated a need to perform the impairment test prior to the Company's annual test date.

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

The following table reflects the components of intangible assets, excluding goodwill:

	Information Technology	Engineering	Total
Balance as of January 1, 2011	$315	$10	$325

Amortization of intangibles during the twenty-six week period ended July 2, 2011	51	10	61

Balance as of July 2, 2011	$264	$ -	$264

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility was amended on July 21, 2011 to extend the maturity date to October 31, 2011.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.  The Revolving Credit Facility expires October 31, 2011.  The Company intends to seek to extend or replace the Revolving Credit Facility prior to such time if it is determined that doing so would be in alignment with the Company’s financing needs.

There were no borrowings during the twenty-six week periods ended July 2, 2011 and July 3, 2010.  At July 2, 2011 and January 1, 2011, there were letters of credit outstanding for $0.9 million.  At July 2, 2011, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of common shares used to calculate basic and diluted earnings per share for the thirteen and twenty-six week periods ended July 2, 2011 and July 3, 2010 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Basic weighted average shares outstanding	13,059,595	12,984,539	13,072,042	12,991,859
Dilutive effect of outstanding stock options	240,513	164,613	195,940	104,176
Dilutive shares	13,300,108	13,149,152	13,267,982	13,096,035

There were 78,900 and 970,900 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the twenty-six week periods ended July 2, 2011 and July 3, 2010, respectively.  There were 47,500 and 803,400 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the thirteen week periods ended July 2, 2011 and July 3, 2010, respectively.

Unissued shares of common stock were reserved for the following purposes:

	July 2, 2011	January 1, 2011

Exercise of options outstanding	1,035,094	1,101,594
Future grants of options or shares	435,600	415,600
Shares reserved for employee stock purchase plan	298,097	320,364

Total	1,768,791	1,837,558

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Stock Based Compensation

At July 2, 2011, the Company had five stock-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance.  Stock-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.

Stock-based compensation expense of $50 and $167 was recognized for the twenty-six week periods ended July 2, 2011 and July 3, 2010, respectively.

No options were granted during the twenty-six week period ended July 2, 2011 and 20,000 options were granted during the twenty-six week period ended July 3, 2010.

Activity regarding outstanding options for the twenty-six week period ended July 2, 2011 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2011	1,101,594	$4.10
Options exercised	(23,000)	$3.36
Options forfeited/cancelled	(43,500)	$3.08

Options outstanding as of July 2, 2011	1,035,094	$4.16

Options outstanding price range at July 2, 2011	$0.95 - $9.81	$4.16

Options exercisable as of July 2, 2011	862,900	$4.59

Intrinsic value of outstanding stock options as of July 2, 2011	$1,399

Intrinsic value of stock options exercised for the twenty-six week period ended July 2, 2011	$43

Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of the Company’s common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired.  The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options.  As of July 2, 2011, options to purchase 57,455 shares of common stock granted under the 1992 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Stock Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of the Company’s common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of July 2, 2011, options to purchase 20,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of July 2, 2011, options to purchase 577,545 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of July 2, 2011, options to purchase 255,194 shares of common stock granted under the 2000 Plan were outstanding.

The 1992 Plan, 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of July 2, 2011, 435,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 124,900 shares of common stock granted under the 2007 Plan were outstanding.

As of July 2, 2011, the Company had approximately $82 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various stock-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Stock Based Compensation (Continued)

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of January 2, 2011) was 22,267.  As of July 2, 2011, there were 298,097 shares available for issuance under the Purchase Plan.

12.	Treasury Stock Transactions

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the twenty-six week period ended July 2, 2011, the Company repurchased 194,541 shares at a total cost of approximately $909, or an average price of $4.68 per share.  Since the inception of its share repurchase program and through July 2, 2011, the Company has purchased 243,938 shares at a total cost of approximately $1,115, or an average price of $4.57.

13.	New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the twenty-six week period ended July 2, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, that are of material significance, or have potential material significance, to the Company.

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

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.   In September 2010, the Company sold its light industrial and clerical staffing business located in southern California and doing business under the name Intertec.  See Note 15 “Discontinued Operations” to the Consolidated Financial Statements included in this report for further details of these discontinued operations.  Such businesses have been classified as discontinued operations for all periods presented.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended July 2, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$13,442	$15,838	$7,234	$ -	$36,514

Cost of services	9,574	11,738	4,742	-	26,054

Selling, general and administrative	3,658	2,822	1,678	-	8,158

Depreciation and amortization	109	134	36	-	279

Operating income	$101	$1,144	$778	$ -	$2,023

Total assets	$15,543	$26,756	$10,375	$30,968	$83,642
Capital expenditures	$2	$75	$ -	$14	$91

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirteen Week Period Ended July 3, 2010	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$19,222	$16,351	$7,238	$ -	$42,811

Cost of services	13,508	12,184	4,662	-	30,354

Selling, general and administrative	4,857	2,624	1,870	-	9,351

Depreciation and amortization	129	172	35	-	336

Operating income	$728	$1,371	$671	$ -	$2,770

Total assets	$18,230	$25,381	$9,008	$30,915	$83,534
Capital expenditures	$11	$4	$ -	$ -	$15

Twenty-Six Week Period Ended July 2, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$28,687	$32,005	$14,528	$ -	$75,220

Cost of services	20,577	23,454	9,678	-	53,709

Selling, general and administrative	7,550	5,741	3,551	-	16,842

Depreciation and amortization	227	290	71	-	588

Operating income	$333	$2,520	$1,228	$ -	$4,081

Total assets	$15,543	$26,756	$10,375	$30,968	$83,642
Capital expenditures	$2	$81	$ -	$75	$158

Twenty-Six Week Period Ended July 3, 2010	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$39,024	$35,053	$14,063	$ -	$88,140

Cost of services	27,979	26,248	9,111	-	63,338

Selling, general and administrative	10,087	5,504	3,673	-	19,264

Depreciation and amortization	260	352	68	-	680

Operating income	$698	$2,949	$1,211	$ -	$4,858

Total assets	$18,230	$25,381	$9,008	$30,915	$83,534
Capital expenditures	$11	$11	$ -	$6	$28

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Revenues from continuing operations reported for each operating segment are from external customers.

The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Ireland.  Revenues by geographic area for the twenty-six week periods ended July 2, 2011 and July 3, 2010 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues
U. S.	$29,844	$35,151	$61,547	$71,551
Canada	6,137	6,717	12,615	14,877
Puerto Rico	521	848	1,036	1,617
Ireland	12	95	22	95
	$36,514	$42,811	$75,220	$88,140

Total assets by geographic area as of the reported periods are as follows:

	July 2, 2011	January 1, 2011
Total assets
U. S.	$68,727	$69,931
Canada	13,848	11,734
Puerto Rico	735	1,010
Ireland	332	337
	$83,642	$83,012

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Discontinued Operations

In September 2010, the Company sold the fixed and intangible assets associated with its light industrial and clerical staffing business located in southern California and doing business under the name Intertec.  Accounts receivable and certain short term liabilities of this business unit were retained by the Company.  The Company received cash of $400 and recognized a gain of $143 on the sale of Intertec during the 2010 fiscal year.  The Intertec business unit had been grouped with its Specialty Health Care business unit in the Company’s formerly named Commercial Services segment.  The Company may experience continued operating losses from the clerical staffing business if future workers compensation losses exceed the Company’s reserves but the Company does not presently anticipate any material losses, if any.

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit, included in the Company’s Information Technology segment, sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.  The Company may experience continued losses in its Oracle business unit as a result of representations and warranties made in association with certain completed projects in excess of accruals but the Company does not anticipate any material losses, if any.

The Intertec and Oracle business units have been classified as discontinued operations for all periods presented.

The net assets and liabilities of discontinued operations consist of:

	July 2,	January 1,
	2011	2011
Assets:
Accounts receivable, net	$2	$2

Total assets	$2	$2

Liabilities:
Accounts payable and accrued expenses	$13	$45

Total liabilities	$13	$45

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Discontinued Operations (Continued)

The loss from discontinued operations consists of:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues	$ -	$4,066	$ -	$8,264
Cost of services	-	3,611	-	7,735
Gross profit	-	455	-	529

Operating costs and expenses
Selling, general and administrative	-	331	-	1,269
Depreciation	-	5	-	36
Loss on disposal of fixed assets	-	-	-	269
	-	336	-	1,574

Operating income (loss) from discontinued operations	-	119	-	(1,045)

Income tax (expense) benefit	-	(51)	-	459

Net income (loss) from discontinued operations	$ -	$68	$ -	($586)

16.	Income Taxes

The effective income tax rate for income from continuing operations was 40.8% for the twenty-six week period ended July 2, 2011.  The current period effective tax rate is comprised of an estimated effective tax rate of 43.4% in the United States offset by an effective tax rate of 27.2% in Canada (due to income tax abatements in Canada in 2011).  The Company also experienced an approximate loss of $0.1 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.

For the twenty-six week period ended July 3, 2010, the Company recognized a nonrecurring current tax benefit of $1.1 million due to the discrete nature of the goodwill and intangible asset tax deduction for the liquidation of its Oracle business unit subsidiary described in Note 15 to the Consolidated Financial Statements.  The Company recognized an impairment of the book goodwill and intangible assets associated with this subsidiary in 2008.  This was offset by regular tax provision expense of $1.9 million on current taxable income from continuing operations, resulting in a cumulative income tax benefit of approximately $0.8 million (not including the tax benefit from discontinued operations).  Excluding the tax benefit from the nonrecurring goodwill and intangible asset tax deduction, the Company’s recognized effective tax rate for the twenty-six week period ended July 3, 2010 was 38.2%.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.4 million and $0.6 million as of July 2, 2011 and January 1, 2011, respectively.  Asserted claims in these matters seek approximately $7.3 million in damages as of July 2, 2011.

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

Generally, if any person or group acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock (“Stock Acquisition”), each Right (other than Rights held by such acquiring person or group) will be exercisable at the $13.50 purchase price.  Upon the acquisition of 50% of the Company, the Board may exchange all or part of the Rights for Common Shares having a value equal to the spread between the value of the Common Shares issuable upon exercise of a Right and the exercise price.  At any time until ten days following the Stock Acquisition date, the Company may redeem the Rights at a price of $.001 per Right. The Rights expired on June 21, 2011; the Board could adopt a similar plan in the future should it deem it to be in the best interest of the Company.

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

The Company experienced a significant decrease in revenues during the twenty-six week period ended July 2, 2011 as compared to the comparable prior year period.  The Company believes that the revenue decrease was primarily attributable to subpar performance in sales efforts (which the Company has taken steps to remediate) in the Company’s Information Technology segment and declines, resulting from general economic conditions, in the spending of its major Engineering segment clients, as further discussed in the Segment Discussion below.  While the Company believes general economic conditions and overall market conditions for its Information Technology and Specialty Health Care segments have improved slightly from their recessionary lows, the Company is cautious regarding expectations for the remainder of 2011 as the Company believes that any general economic or market recovery may be slow and/or tenuous.

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

Net Revenue
The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractors or pass-through costs. In those situations, the Company charges the client a management fee, which is reported as net revenue when earned. Under such contracts, the Company is not required to pay the subcontractor until payment is received from the client.  Such pass-through amounts as of July 2, 2011 are not material.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of July 2, 2011, the Company had short term deferred tax assets of $0.8 million and total long term net deferred income tax assets of $3.0 million.  The short term deferred tax assets primarily represent timing differences for GAAP expense accruals not deductible for tax purposes.  The long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Puerto Rico, Canada and Ireland.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2007.  The Company’s federal income tax returns have been examined through 2007.  As of July 2, 2011, the Company did not have any material uncertain tax positions.

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

Thirteen Week Period Ended July 2, 2011 Compared to Thirteen Week Period Ended July 3, 2010

A summary of operating results for the thirteen week periods ended July 2, 2011 and July 3, 2010 is as follows (in thousands):

	July 2, 2011		July 3, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$36,514	100.0	$42,811	100.0
Cost of services	26,054	71.4	30,354	70.9
Gross profit	10,460	28.6	12,457	29.1

Selling, general and administrative	8,158	22.4	9,351	21.8
Depreciation and amortization	279	0.7	336	0.8
	8,437	23.1	9,687	22.6

Operating income	2,023	5.5	2,770	6.5
Other income, net	24	0.1	6	0.0

Income from continuing operations before income taxes	2,047	5.6	2,776	6.5
Income tax expense from continuing operations	805	2.2	1,126	2.6

Income from continuing operations	1,242	3.4	1,650	3.9

Income from discontinued operations, net of taxes	-	-	68	0.1

Net income	$1,242	3.4	$1,718	4.0

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year to date reporting periods ended July 2, 2011 and July 3, 2010 consisted of thirteen weeks each.

Revenues.  Revenues decreased 14.7%, or $6.3 million, for the thirteen week period ended July 2, 2011 as compared to the thirteen week period ended July 3, 2010 (the “comparable prior year period”).  Revenues decreased $5.8 million in the Information Technology segment, decreased $0.5 million in the Engineering segment, and marginally decreased in the Specialty Health Care segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 2, 2011 Compared to Thirteen Week Period Ended July 3, 2010 (Continued)

Cost of Services.  Cost of services decreased 14.2%, or $4.3 million, for the thirteen week period ended July 2, 2011 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to a decrease in revenues.  Cost of services as a percentage of revenues increased to 71.4% for the thirteen week period ended July 2, 2011 from 70.9% for the comparable prior year period.  The increase in cost of services as a percentage of revenues was primarily due to an increase in non-billable time paid to the direct workforce in the Company’s Information Technology segment (i.e. decrease in utilization) and an increase in certain statutory payroll tax rates.  Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2011 to remain relatively comparable to that in the twenty-six week period ended July 2, 2011, adjusted for increased vacation and holidays in the third and fourth quarters.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 12.8%, or $1.2 million, for the thirteen week period ended July 2, 2011 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.4% for the thirteen week period ended July 2, 2011 as compared to 21.8% for the comparable prior year period.  The decrease in SGA expenses was primarily due to a concerted effort by the Company to reduce SGA expenses.  The primary components of the reduction include labor and related expenses, professional fees and bad debt.  The increase to SGA expenses as a percentage of revenues was primarily due to the decrease in revenues.  Assuming no material changes to gross profit, management expects SGA expenses for the remainder of fiscal 2011 to remain generally consistent with the SGA expenses for the twenty-six week period ended July 2, 2011.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.

Income Tax Expense From Continuing Operations.  The Company experienced income tax expense from continuing operations of $0.8 million for the thirteen week period ended July 2, 2011 as compared to $1.1 million for the comparable prior year period.  The effective income tax rate for income from continuing operations was 39.3% for the thirteen week period ended July 2, 2011 as compared to 40.6% for the comparable prior year period (before the effect of the first quarter 2010 goodwill and intangible asset deduction more fully described in Note 16 to the Consolidated Financial Statements).  The current period effective tax rate is comprised of an estimated effective tax rate of 41.5% in the United States offset by an effective tax rate of 24.4% in Canada (due to income tax abatements in Canada in 2011).  Management anticipates that the effective tax rate for the remainder of fiscal 2011 will approximate the effective tax rate for the twenty-six week period ended July 2, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 2, 2011 Compared to Thirteen Week Period Ended July 3, 2010 (Continued)

Discontinued Operations.  See Note 15 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company had no activity in its discontinued operations during the thirteen week period ended July 2, 2011.  The Company does not anticipate material operating losses from discontinued operations for the balance of fiscal 2011.

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $13.4 million in the thirteen week period ended July 2, 2011 decreased $5.8 million, or 30.1%, as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to poor execution by its sales generation team, which the Company believes it has taken steps to remediate.  In particular, the Information Technology segment experienced a $1.3 million decrease from its Michigan and Ohio offices and a $1.7 million decrease from its Life Sciences clients.  The Life Sciences group experienced a decrease of $1.7 million from two pharmaceutical clients whose projects ended or were significantly curtailed at the end of the second quarter in 2010, while all other Life Science clients were essentially flat.  The Information Technology segment operating income was $0.1 million for the thirteen week period ended July 2, 2011 as compared to $0.7 million for the comparable prior year period.  The decrease in operating income was primarily attributable to a decrease in revenues.

Engineering

Engineering revenues of $15.8 million in the thirteen week period ended July 2, 2011 decreased $0.5 million, or 3.1%, as compared to the comparable prior year period.  The decrease in revenues was primarily attributable to the timing of significant projects for the Engineering segments major clients.  The Engineering segment operating income was $1.1 million for the thirteen week period ended July 2, 2011 as compared to $1.4 million for the comparable prior year period.  The decrease in operating income was primarily due to lower revenues and a higher allocation of corporate SGA expense.  Corporate SGA expense is allocated based on revenues and the Engineering revenues as a percentage of total revenues significantly increased in 2011.

Specialty Health Care

Specialty Health Care revenues of $7.2 million in the thirteen week period ended July 2, 2011 marginally decreased, as compared to the comparable prior year period.  The Specialty Health Care segment operating income was $0.8 million for the thirteen week period ended July 2, 2011 as compared to $0.7 million for the comparable prior year period.  The primary reason for the increase in operating income was a decrease in SGA expense offset by increases to cost of services as a percentage of revenues.  The increase to cost of services as a percentage of revenues was primarily due to percentage increases to New York state payroll taxes and related items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 2, 2011 Compared to Twenty-Six Week Period Ended July 3, 2010

A summary of operating results for the twenty-six week periods ended July 2, 2011 and July 3, 2010 is as follows (in thousands):

	July 2, 2011		July 3, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$75,220	100.0	$88,140	100.0
Cost of services	53,709	71.4	63,338	71.9
Gross profit	21,511	28.6	24,802	28.1

Selling, general and administrative	16,842	22.4	19,264	21.8
Depreciation and amortization	588	0.8	680	0.8
	17,430	23.2	19,944	22.6

Operating income	4,081	5.4	4,858	5.5
Other income (expense), net	3	-	(39)	0.0

Income from continuing operations before income taxes	4,084	5.4	4,819	5.5
Income tax expense from continuing operations	1,667	2.2	742	0.8

Income from continuing operations	2,417	3.2	4,077	4.7

Loss from discontinued operations, net of taxes	-	-	(586)	(0.7)

Net income	$2,417	3.2	$3,491	4.0

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year to date reporting periods ended July 2, 2011 and July 3, 2010 consisted of twenty-six weeks each.

Revenues.  Revenues decreased 14.7%, or $12.9 million, for the twenty-six week period ended July 2, 2011 as compared to the twenty-six week period ended July 3, 2010 (the “comparable prior year period”).  Revenues decreased $10.3 million in the Information Technology segment, decreased $3.0 million in the Engineering segment, and increased $0.5 million in the Specialty Health Care segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 2, 2011 Compared to Twenty-six Week Period Ended July 3, 2010 (Continued)

Cost of Services.  Cost of services decreased 15.2%, or $9.6 million, for the twenty-six week period ended July 2, 2011 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to a decrease in revenues.  Cost of services as a percentage of revenues decreased to 71.4% for the twenty-six week period ended July 2, 2011 from 71.9% for the comparable prior year period.  The decrease in cost of services as a percentage of revenues was primarily due to favorable fixed priced contracts in our Engineering segment and the Company’s focus on providing higher margin services in general.  Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2011 to remain relatively comparable to that in the twenty-six week period ended July 2, 2011, adjusted for increased vacation and holidays in the third and fourth quarters.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 12.6%, or $2.4 million, for the twenty-six week period ended July 2, 2011 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.4% for the twenty-six week period ended July 2, 2011 as compared to 21.8% for the comparable prior year period.  The decrease in SGA expenses was primarily due to a concerted effort by the Company to reduce SGA expenses.  The primary components of the reduction include labor and related expenses, professional fees and bad debt.  The increase to SGA expenses as a percentage of revenues was primarily due to the decrease in revenues.  Assuming no material changes to gross profit, management expects SGA expenses for the remainder of fiscal 2011 to remain generally consistent with the SGA expenses for the twenty-six week period ended July 2, 2011.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.

Income Tax Expense From Continuing Operations.  The Company experienced income tax expense from continuing operations of $1.7 million for the twenty-six week period ended July 2, 2011 as compared to $0.7 million for the comparable prior year period.  The effective income tax rate for income from continuing operations was 40.8% for the twenty-six week period ended July 2, 2011 as compared to 38.2% for the comparable prior year period (before the effect of the first quarter 2010 goodwill and intangible asset deduction more fully described in Note 16 to the Consolidated Financial Statements).  The current period effective tax rate is comprised of an estimated effective tax rate of 43.4% in the United States offset by an effective tax rate of 27.2% in Canada (due to income tax abatements in Canada in 2011).  The Company also experienced an approximate loss of $0.1 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.  Management anticipates that the effective tax rate for the remainder of fiscal 2011 will approximate the effective tax rate for the twenty-six week period ended July 2, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 2, 2011 Compared to Twenty-six Week Period Ended July 3, 2010 (Continued)

Discontinued Operations.  See Note 15 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company had no activity in its discontinued operations during the twenty-six week period ended July 2, 2011 as compared to a loss, net of tax benefit of $0.6 million for the comparable prior year period.  The Company does not anticipate material operating losses from discontinued operations for the balance of fiscal 2011.

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $28.7 million in the twenty-six week period ended July 2, 2011 decreased $10.3 million, or 26.5%, as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to poor execution by its sales generation team, which the Company believes it has taken steps to remediate.  In particular, the Information Technology segment experienced a $2.5 million decrease from its Michigan and Ohio offices and a $3.7 million decrease from its Life Sciences clients.  The Life Sciences group experienced a decrease of $4.0 million from two pharmaceutical clients whose projects ended or were significantly curtailed at the end of the second quarter in 2010, offset by a $0.3 million increase from all other Life Science clients.  The Information Technology segment operating income was $0.3 million for the twenty-six week period ended July 2, 2011 as compared to $0.7 million for the comparable prior year period.  The decrease in operating income was primarily due to a decrease in revenues.

Engineering

Engineering revenues of $32.0 million in the twenty-six week period ended July 2, 2011 decreased $3.0 million, or 8.7%, as compared to the comparable prior year period.  The decrease in revenues was primarily attributable to the timing of significant projects for the Engineering segments major clients.  The Engineering segment operating income was $2.5 million for the twenty-six week period ended July 2, 2011 as compared to $2.9 million for the comparable prior year period.  The decrease in operating income was primarily due to lower revenues and a higher allocation of corporate SGA expense. Corporate SGA expense is allocated based on revenues and the Engineering segment revenues as a percentage of total revenues significantly increased in 2011.  Revenues decreased on a comparative basis due to periodic or cyclical changes in demand from several large clients.  In particular, the Company believes the demand from several major Engineering clients in the twenty-six weeks ended July 3, 2010 was unusually high.

Specialty Health Care

Specialty Health Care revenues of $14.5 million in the twenty-six week period ended July 2, 2011 increased $0.5 million, or 3.3%, as compared to the comparable prior year period.  The Specialty Health Care segment operating income was $1.2 million for both the twenty-six week period ended July 2, 2011 and the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	July 2, 2011	July 3, 2010
Cash provided by (used in):
Operating activities	($306)	$8,159
Investing activities	($170)	$12
Financing activities	($748)	($41)

Operating Activities
Operating activities used $0.3 million of cash for the twenty-six week period ended July 2, 2011 as compared to providing $8.2 million in the comparable prior year period.  The major components of the cash used/provided by operating activities in the twenty-six week period ended July 2, 2011 and the comparable prior year period are as follows: net income, accounts receivables, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the twenty-six week period ended July 2, 2011 was $2.4 million as compared to $3.5 million for the comparable prior year period.  An increase in accounts receivables in the twenty-six week period ended July 2, 2011 used $1.8 million as compared to a decrease in accounts receivables during the twenty-six week period ended July 3, 2010 which provided $1.1 million.  The Company primarily attributes the increase in accounts receivables for the twenty-six week period ended July 2, 2011 to an increase in work-in-progress billings in its Engineering segment and overall increases in its sales days outstanding due to temporary timing differences.  The Company anticipates improved sales days outstanding for the balance of its fiscal 2011.

A decrease in accounts payable and accrued expenses in the twenty-six week period ended July 2, 2011 used $0.9 million as compared to providing $0.7 million in the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  A decrease to accrued payroll and related costs in the twenty-six week period ended July 2, 2011 used $0.4 million as compared to providing $1.7 million in the comparable prior year period.  The decrease in accrued payroll and related costs during the twenty-six week period ended July 2, 2011 primarily relates to reduced payroll.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $0.2 million for the twenty-six week period ended July 2, 2011 as compared to marginally positive cash flow from investing activities for the comparable prior year period.  The increase in cash used from investing activities was primarily attributable to increases to deposits for leased office space and slightly increased expenditures for property and equipment.  The Company anticipates upgrading its ERP system sometime in 2011 and expects to see a significant rise in expenditures for property and equipment as a result.  Additionally, the Company’s Engineering segment may purchase several pieces of equipment totaling $0.5 million for one of its operating divisions.

Financing Activities
Financing activities consisted of using $0.7 million for the twenty-six week period ended July 2, 2011 as compared to marginally negative cash flow for the comparable prior year period.  The primary use of cash was for the Company’s share repurchase program.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility was amended on July 21, 2011 to extend the maturity date to October 31, 2011.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.  The Revolving Credit Facility expires October 31, 2011.  The Company intends to seek to extend or replace the Revolving Credit Facility prior to such time if it is determined that doing so would be in alignment with the Company’s financing needs.

There were no borrowings during the twenty-six week periods ended July 2, 2011 and July 3, 2010.  At July 2, 2011 and January 1, 2011, there were letters of credit outstanding for $0.9 million.  At July 2, 2011, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

As of July 2, 2011, $1.9 million of the $23.5 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2011 (after July 2, 2011)	$1,899
2012	2,612
2013	1,098
2014	267
2015	113
Total	$5,989

The Company has one active acquisition agreement whereby future contingent consideration may be earned and paid (PSG in 2009).  In connection with these acquisitions, the Company is obligated to pay future contingent consideration to the sellers upon the acquired business achieving certain earnings targets over periods ranging from two to four years following the acquisition.  In general, the future contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

The Company’s outstanding Deferred Consideration obligations potentially due after July 2, 2011, which relate to the PSG acquisition, could result in the following maximum Deferred Consideration payments:

Year Ending	Amount
December 31, 2011	$144
December 29, 2012	164
December 28, 2013	184
Maximum deferred consideration	$492

The Company cannot predict future Deferred Consideration payments with any certainty.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Any Earnouts paid, if any, are not likely to be material.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of July 2, 2011, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, as updated in the Company’s Quarterly Report for the fiscal quarter ended July 2, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchases of common stock during the thirteen week period ended July 2, 2011 under the share repurchase program authorized by our Board of Directors in February 2010 and extended in February 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 3 – May 2	-	-	-	$6,638,680
May 3 – June 2	-	-	-	$6,638,680
June 3 – July 2	48,807	$5.21	48,807	$6,384,476
Total	48,807	$5.21	48,807	$6,384,476

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chairman, President and Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documents

101.DEF*	XBRL Taxonomy Definition Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

RCM TECHNOLOGIES, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCM Technologies, Inc.
Date: August 9, 2011	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 9, 2011	By: /s/ Kevin Miller
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

Date: August 9, 2011	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: August 9, 2011	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended July 2, 2011 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
Chairman, President and Chief Executive Officer

Date:  August 9, 2011

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended July 2, 2011 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  August 9, 2011