Form 10-Q
period 2011-11-07
RCM TECHNOLOGIES INC
filed 2011-11-08
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Common Stock, $0.05 par value, 12,753,704 shares outstanding as of November 7, 2011.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of October 1, 2011 (Unaudited) and January 1, 2011	3

	Unaudited Consolidated Statements of Income for the Thirteen and Thirty-Nine Week Periods Ended October 1, 2011 and October 2, 2010	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Thirty-Nine Week Period Ended October 1, 2011 and Unaudited Consolidated Statements of Comprehensive Income for the Thirty-Nine Week Periods Ended October 1, 2011 and October 2, 2010	5

	Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended October 1, 2011 and October 2, 2010	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	[Removed and Reserved]	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		39

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 1, 2011 and January 1, 2011
(In thousands, except share and per share amounts)

	October 1,	January 1,
	2011	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$32,578	$24,704
Accounts receivable, net	38,574	41,213
Transit accounts receivable	5,817	-
Prepaid expenses and other current assets	2,721	1,841
Deferred income tax assets	827	827
Assets of discontinued operations	2	2
Total current assets	80,519	68,587

Property and equipment, net	2,752	3,295

Other assets:
Deposits	201	183
Goodwill	7,319	7,319
Intangible assets, net	237	325
Deferred income tax assets	2,902	3,303
Total other assets	10,659	11,130

Total assets	$93,930	$83,012

Current liabilities:
Accounts payable and accrued expenses	$5,327	$6,004
Transit accounts payable	8,193	-
Accrued payroll and related costs	8,474	6,950
Income taxes payable	471	39
Liabilities of discontinued operations	11	45
Contingent consideration	48	121
Total current liabilities	22,524	13,159

Contingent consideration	227	245

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,313,274 shares issued and 12,867,338 shares outstanding at October 1, 2011 and 13,220,445 shares issued and 13,171,048 shares outstanding at January 1, 2011	665	661
Additional paid-in capital	108,144	107,817
Accumulated other comprehensive income	1,352	1,415
Accumulated deficit	(36,938)	(40,079)
Treasury stock (445,936 shares at October 1, 2011 and 49,397 shares at January 1, 2011, at cost)	(2,044)	(206)
Total stockholders' equity	71,179	69,608

Total liabilities and stockholders’ equity	$93,930	$83,012

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Thirty-Nine Week Periods Ended October 1, 2011 and October 2, 2010
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Revenues	$33,559	$37,489	$108,779	$125,629
Cost of services	24,461	26,866	78,171	90,204
Gross profit	9,098	10,623	30,608	35,425

Operating costs and expenses
Selling, general and administrative	8,077	8,410	24,919	27,674
Depreciation and amortization	279	331	867	1,011
	8,356	8,741	25,786	28,685

Operating income	742	1,882	4,822	6,740

Other (expense) income
Interest expense, net and other	(8)	(8)	(24)	(59)
Gain (loss) on foreign currency transactions	9	(5)	29	6
	1	(13)	5	(53)

Income from continuing operations before income taxes	743	1,869	4,827	6,687
Income tax expense from continuing operations	19	698	1,686	1,439
Income from continuing operations	724	1,171	3,141	5,248

Income (loss) from discontinued operations, net of taxes	-	72	-	(514)
Net income	$724	$1,243	$3,141	$4,734

Basic net earnings per share data:

Income from continuing operations	$0.06	$0.09	$0.24	$0.40

Loss from discontinued operations, net of tax benefit	$ -	$0.01	$ -	($0.04)
Net income	$0.06	$0.10	$0.24	$0.36

Diluted net earnings per share data:

Income from continuing operations	$0.06	$0.08	$0.24	$0.40

Loss from discontinued operations, net of tax benefit	$ -	$0.01	$ -	($0.04)
Net income	$0.06	$0.09	$0.24	$0.36

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirty-Nine Week Period Ended October 1, 2011 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 1, 2011	13,220,445	$661	$107,817	$1,415	($40,079)	49,397	($206)	$69,608

Issuance of stock under employee stock purchase plan	43,407	2	166	-	-	-	-	168
Foreign currency translation adjustment	-	-	-	(63)	-	-	-	(63)
Exercise of stock options	49,422	2	92	-	-	-	-	94
Stock based compensation expense	-	-	69	-	-	-	-	69
Common stock repurchase	-	-	-	-	-	396,539	(1,838)	(1,838)
Net income	-	-	-	-	3,141	-	-	3,141

Balance, October 1, 2011	13,313,274	$665	$108,144	$1,352	($36,938)	445,936	($2,044)	$71,179

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended October 1, 2011 and October 2, 2010 (Unaudited) (In thousands)

	October 1,	October 2,
	2011	2010

Net income	$3,141	$4,734
Foreign currency translation adjustment	(63)	39
Comprehensive income	$3,078	$4,773

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended October 1, 2011 and October 2, 2010 (Unaudited) (In thousands)

	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$3,141	$4,734

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	867	1,052
Loss on disposal of fixed assets	1	269
Gain on sale of discontinued operations	-	(143)
Stock-based compensation expense	69	240
Provision for allowance for doubtful accounts	65	174
Deferred tax expense	401	401
Changes in assets and liabilities:
Accounts receivable	2,575	5,813
Transit accounts receivable	(5,817)	-
Prepaid expenses and other current assets	(509)	(129)
Accounts payable and accrued expenses	(722)	(272)
Transit accounts payable	8,193	-
Accrued payroll and related costs	1,514	2,856
Income taxes payable	65	661
Total adjustments	6,702	10,922
Net cash provided by operating activities	9,843	15,656

Cash flows from investing activities:
Property and equipment acquired	(235)	(84)
(Increase) decrease in deposits	(18)	52
Payments of contingent consideration	(91)	-
Cash from sale of discontinued operations	-	200
Net cash (used in) provided by investing activities	(344)	168

Cash flows from financing activities:
Proceeds from issuance of stock for employee stock purchase plan	168	149
Proceeds from exercise of stock options	94	102
Common stock repurchases	(1,838)	(114)
Net cash (used in) provided by financing activities	(1,576)	137
Effect of exchange rate changes on cash and cash equivalents	(49)	(5)
Increase in cash and cash equivalents	7,874	15,956
Cash and cash equivalents at beginning of period	24,704	10,942

Cash and cash equivalents at end of period	$32,578	$26,898

Supplemental cash flow information:
Cash paid for:
Interest	$37	$77
Income taxes	$1,456	$942

Non-cash investing activities relating to acquisition purchase price adjustment:
Decrease goodwill	$ -	$840
Decrease accounts payable and accrued expenses	$ -	$313
Decrease contingent consideration	$ -	$527

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

Results for the thirty-nine week period ended October 1, 2011 are not necessarily indicative of results that may be expected for the full year.

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

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 1, 2011 was a 52-week reporting year.  The third fiscal quarters of 2011 and 2010 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
October 1, 2011	Thirteen	Thirty-Nine
October 2, 2010	Thirteen	Thirty-Nine

3.	Use of Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

The Company uses estimates to calculate an allowance for doubtful accounts on its accounts receivables, adequacy of reserves, and the valuation of certain assets and liability accounts.  These estimates can be significant to the operating results and financial position of the Company.

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

4.	Accounts and Transit Receivables

The Company’s accounts receivable are comprised as follows:

	October 1, 2011	January 1, 2011
Billed	$28,907	$31,265
Accrued and unbilled	885	3,381
Work-in-progress	10,140	7,858
Allowance for doubtful accounts and sales discounts	(1,358)	(1,291)

Accounts receivable, net	$38,574	$41,213

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services. Pursuant to these agreements, the Company: a) engages subcontractors to provide construction services; b) typically earns a fixed percentage of the total project value as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net basis.”  Under the terms of the agreements, the Company is not required to pay the subcontractor until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  At any given point in time, the Company’s transit accounts receivable usually equal the transit accounts payable.  However, the transit accounts payable will occasionally exceed the transit accounts receivable due to timing differences.  The transit accounts receivable and related transit accounts payable were $5,817 and $8,193, respectively, as of October 1, 2011.

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

5.	Property and Equipment (Continued)

Property and equipment are comprised of the following:

	October 1,	January 1,
	2011	2011
Equipment and furniture	$2,757	$2,734
Computers and systems	5,617	5,869
Leasehold improvements	1,036	1,064
	9,410	9,667

Less: accumulated depreciation and amortization	6,658	6,372

Property and equipment, net	$2,752	$3,295

The Company periodically writes off fully depreciated assets.  The Company wrote off fully depreciated assets of $494 and $975 for the thirty-nine week periods ended October 1, 2011 and October 2, 2010, respectively.

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

Future Contingent Consideration
The Company has one active acquisition agreement relating to the acquisition of the assets of Project Solutions Group, Inc. (“PSG”) in 2009 whereby future contingent consideration may be earned and paid.  The Company, at the time of the PSG acquisition, determined that the fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition was approximately $0.4 million.  The amount actually paid, if any, may substantially exceed the estimated fair value.

The Company’s outstanding Deferred Consideration obligations potentially due after October 1, 2011, which relate to the PSG acquisition, could result in the following maximum Deferred Consideration payments:

Period Ending	Amount
December 31, 2011	$48
December 29, 2012	164
December 28, 2013	184
Maximum deferred consideration	$396

The Company cannot predict future Deferred Consideration payments with any certainty.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Future Earnouts paid, if any, are not likely to be material.  The Company’s estimate of the fair value of the total future contingent consideration to be paid to PSG is $275 at October 1, 2011 and $366 at January 1, 2011, which is reflected as the contingent consideration on the accompanying balance sheet.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

The Company is required to perform a goodwill impairment test on at least an annual basis.  Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company conducts its annual goodwill impairment test as of the last day of the Company's fiscal November each year, or more frequently if indicators of impairment exist.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There were no triggering events during the thirty-nine week period ended October 1, 2011 that indicated a need to perform the impairment test prior to the Company's annual test date.

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

The following table reflects the components of intangible assets, excluding goodwill:

	Information Technology	Engineering	Total
Balance as of January 1, 2011	$315	$10	$325

Amortization of intangibles during the thirty-nine week period ended October 1, 2011	78	10	88

Balance as of October 1, 2011	$237	$ -	$237

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility was amended on October 24, 2011 to extend the maturity date to November 30, 2011.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.  The Revolving Credit Facility expires November 30, 2011.  The Company intends to seek to extend or replace the Revolving Credit Facility prior to such time if it is determined that doing so would be in alignment with the Company’s financing needs.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit (Continued)

There were no borrowings during the thirty-nine week periods ended October 1, 2011 and October 2, 2010.  At October 1, 2011 and January 1, 2011, there were letters of credit outstanding for $0.9 million.  At October 1, 2011, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

10.	Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of common shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine week periods ended October 1, 2011 and October 2, 2010 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Basic weighted average shares outstanding	12,994,565	13,027,841	13,046,216	13,008,732
Dilutive effect of outstanding stock options	147,305	292,506	179,241	145,138
Dilutive shares	13,141,870	13,320,347	13,225,457	13,153,870

There were 79,984 and 808,111 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the thirty-nine week periods ended October 1, 2011 and October 2, 2010, respectively.  There were 184,264 and 88,559 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the thirteen week periods ended October 1, 2011 and October 2, 2010, respectively.

Unissued shares of common stock were reserved for the following purposes:

	October 1, 2011	January 1, 2011

Exercise of options outstanding	963,594	1,101,594
Future grants of options or shares	435,600	415,600
Shares reserved for employee stock purchase plan	276,957	320,364

Total	1,676,151	1,837,558

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Stock Based Compensation

At October 1, 2011, the Company had five stock-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance.  Stock-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.

Stock-based compensation expense of $69 and $240 was recognized for the thirty-nine week periods ended October 1, 2011 and October 2, 2010, respectively.

No options were granted during the thirty-nine week period ended October 1, 2011 and 20,000 options were granted during the thirty-nine week period ended October 2, 2010.

Activity regarding outstanding options for the thirty-nine week period ended October 1, 2011 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2011	1,101,594	$4.10
Options exercised	(92,500)	$3.63
Options forfeited/cancelled	(45,500)	$3.13

Options outstanding as of October 1, 2011	963,594	$4.19

Options outstanding price range at October 1, 2011	$0.95 - $9.81	$4.19

Options exercisable as of October 1, 2011	821,400	$4.54

Intrinsic value of outstanding stock options as of October 1, 2011	$515

Intrinsic value of stock options exercised for the thirty-nine week period ended October 1, 2011	$173

Incentive Stock Option Plans

1992 Incentive Stock Option Plan (the 1992 Plan)

The 1992 Plan, approved by the Company’s stockholders in April 1992 and amended in April 1998, provided for the issuance of up to 500,000 shares of the Company’s common stock per individual to officers, directors, and key employees of the Company and its subsidiaries through February 13, 2002, at which time the 1992 Plan expired.  The options issued were intended to be incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The option terms were not permitted to exceed 10 years and the exercise price was not permitted to be less than 100% of the fair market value of the shares at the time of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant for each of these options.  As of October 1, 2011, options to purchase 22,455 shares of common stock granted under the 1992 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Stock Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of the Company’s common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of October 1, 2011, options to purchase 10,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of October 1, 2011, options to purchase 553,045 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of October 1, 2011, options to purchase 253,194 shares of common stock granted under the 2000 Plan were outstanding.

The 1992 Plan, 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of October 1, 2011, 435,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 124,900 shares of common stock granted under the 2007 Plan were outstanding.

As of October 1, 2011, the Company had approximately $62 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various stock-based plans, which the Company expects to recognize through fiscal 2013.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Stock Based Compensation (Continued)

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued during the thirty-nine week period ended October 1, 2011 was 43,407.  As of October 1, 2011, there were 276,957 shares available for issuance under the Purchase Plan.

12.	Treasury Stock Transactions

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the thirty-nine week period ended October 1, 2011, the Company repurchased 396,539 shares at a total cost of approximately $1.8 million, or an average price of $4.64 per share.  Since the inception of its share repurchase program and through October 1, 2011, the Company has purchased 445,936 shares at a total cost of approximately $2.0 million, or an average price of $4.58.

13.	New Accounting Standards

In September 2011, the FASB amended guidance on the annual goodwill impairment test performed by the Company.  Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required.  If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required.  A company can choose to perform the qualitative assessment on some or none of its reporting entities.  The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted and we expect to adopt this guidance during the fourth quarter of 2011.  We do not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended October 1, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$12,537	$15,609	$5,413	$ -	$33,559

Cost of services	9,238	11,689	3,534	-	24,461

Selling, general and administrative	3,437	2,764	1,876	-	8,077

Depreciation and amortization	109	139	31	-	279

Operating (loss) income	($247)	$1,018	($28)	$ -	$742

Total assets	$14,508	$32,366	$7,096	$39,960	$93,930
Capital expenditures	$ -	$77	$ -	$ -	$77

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirteen Week Period Ended October 2, 2010	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$17,072	$15,564	$4,853	$ -	$37,489

Cost of services	12,365	11,266	3,235	-	26,866

Selling, general and administrative	4,244	2,616	1,550	-	8,410

Depreciation and amortization	127	174	30	-	331

Operating income	$336	$1,508	$38	$ -	$1,882

Total assets	$14,164	$23,789	$7,291	$40,446	$85,690
Capital expenditures	$1	$26	$ -	$30	$57

Thirty-Nine Week Period Ended October 1, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$41,224	$47,614	$19,941	$ -	$108,779

Cost of services	29,815	35,141	13,215	-	78,171

Selling, general and administrative	10,987	8,504	5,428	-	24,919

Depreciation and amortization	336	428	103	-	867

Operating income	$86	$3,541	$1,195	$ -	$4,822

Total assets	$14,508	$32,366	$7,096	$39,960	$93,930
Capital expenditures	$2	$158	$ -	$75	$235

Thirty-Nine Week Period Ended October 2, 2010	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$56,096	$50,617	$18,916	$ -	$125,629

Cost of services	40,344	37,513	12,347	-	90,204

Selling, general and administrative	14,327	8,122	5,225	-	27,674

Depreciation and amortization	387	526	98	-	1,011

Operating income	$1,038	$4,456	$1,246	$ -	$6,740

Total assets	$14,164	$23,789	$7,291	$40,446	$85,690
Capital expenditures	$12	$37	$ -	$35	$84

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Revenues from continuing operations reported for each operating segment are from external customers.

The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Ireland.  Revenues by geographic area for the thirty-nine week periods ended October 1, 2011 and October 2, 2010 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues
U. S.	$27,400	$30,273	$88,947	$101,824
Canada	5,602	6,354	18,217	21,231
Puerto Rico	557	840	1,593	2,457
Ireland	-	22	22	117
	$33,559	$37,489	$108,779	$125,629

Total assets by geographic area as of the reported periods are as follows:

	October 1, 2011	January 1, 2011
Total assets
U. S.	$78,038	$69,931
Canada	15,013	11,734
Puerto Rico	621	1,010
Ireland	258	337
	$93,930	$83,012

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

The Intertec and Oracle business units have been classified as discontinued operations for all periods presented.

The net assets and liabilities of discontinued operations consist of:

	October 1,	January 1,
	2011	2011
Assets:
Accounts receivable, net	$2	$2

Total assets	$2	$2

Liabilities:
Accounts payable and accrued expenses	$11	$45

Total liabilities	$11	$45

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Discontinued Operations (Continued)

The loss from discontinued operations consists of:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues	$ -	$3,425	$ -	$11,689
Cost of services	-	2,999	-	10,734
Gross profit	-	426	-	955

Operating costs and expenses
Selling, general and administrative	-	462	-	1,732
Depreciation	-	5	-	41
Loss on disposal of fixed assets	-	-	-	269
	-	467	-	2,042

Operating income (loss) from discontinued operations	-	(41)	-	(1,087)

Income tax (expense) benefit	-	35	-	495

Net income (loss) from discontinued operations	-	(6)	-	(592)

Gain on sale of discontinued operations, net of tax expense	-	78	-	78

Net gain (loss) from discontinued operations	$ -	$72	$ -	($514)

16.	Income Taxes

The effective income tax rate for income from continuing operations was 34.9% for the thirty-nine week period ended October 1, 2011.  The current period effective tax rate is comprised of an estimated effective tax rate of 37.6% in the United States offset by an effective tax rate of 22.7% in Canada (due to income tax abatements in Canada in 2011).  Income tax expense in the United States for the period ended October 1, 2011 was reduced due to a discreet net benefit of $218 resulting from a prior year amended return.  The Company also experienced an approximate loss of $0.2 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.

For the thirty-nine week period ended October 2, 2010, the Company recognized a nonrecurring current tax benefit of $1.2 million due to the discrete nature of the goodwill and intangible asset tax deduction for the liquidation of its Oracle business unit subsidiary described in Note 15 to the Consolidated Financial Statements.  The Company recognized an impairment of the book goodwill and intangible assets associated with this subsidiary in 2008.  This was offset by regular tax provision expense of $2.6 million on current taxable income from continuing operations, resulting in a cumulative income tax benefit of approximately $1.4 million (not including the tax benefit from discontinued operations).  Excluding the tax benefit from the nonrecurring goodwill and intangible asset tax deduction, the Company’s recognized effective tax rate for the thirty-nine week period ended October 2, 2010 was 39.8%.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.4 million and $0.6 million as of October 1, 2011 and January 1, 2011, respectively.  Asserted claims in these matters seek approximately $7.3 million in damages as of October 1, 2011.

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

The Company experienced a significant decrease in revenues during the thirty-nine week period ended October 1, 2011 as compared to the comparable prior year period.  The Company believes that the revenue decrease was primarily attributable to subpar performance in sales efforts (which the Company continues to take steps to try to remediate) in the Company’s Information Technology segment and declines, resulting from general economic conditions, in the spending of its major Engineering segment clients, as further discussed in the Segment Discussion below.  While the Company believes general economic conditions and overall market conditions for its Information Technology and Specialty Health Care segments have improved slightly from their recessionary lows, the Company is cautious regarding expectations for the remainder of 2011 as the Company believes that any general economic or market recovery may be slow and/or tenuous.

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

Net Revenue
The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractors or transit costs. In those situations, the Company charges the client a management fee, which is reported as net revenue when earned. Under such contracts, the Company is not required to pay the subcontractor until several days after payment is received from the client.  The total gross billings, including both transit cost billings and the Company’s earned fees, for the thirteen week and thirty-nine week periods ended October 1, 2011 were $10.2 million and $13.4 million, respectively for which the Company recognized $1.4 million and $3.1 million respectively of its net management fee as revenue.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of October 1, 2011, the Company had short term deferred tax assets of $0.8 million and total long term net deferred income tax assets of $2.9 million.  The short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Puerto Rico, Canada and Ireland.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2007.  The Company’s federal income tax returns have been examined through 2007.  As of October 1, 2011, the Company did not have any material uncertain tax positions.

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

Thirteen Week Period Ended October 1, 2011 Compared to Thirteen Week Period Ended October 2, 2010

A summary of operating results for the thirteen week periods ended October 1, 2011 and October 2, 2010 is as follows (in thousands):

	October 1, 2011		October 2, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$33,559	100.0	$37,489	100.0
Cost of services	24,461	72.9	26,866	71.7
Gross profit	9,098	27.1	10,623	28.3

Selling, general and administrative	8,077	24.1	8,410	22.4
Depreciation and amortization	279	0.8	331	0.9
	8,356	24.9	8,741	23.3

Operating income	742	2.2	1,882	5.0
Other income, net	1	0.0	(13)	0.0

Income from continuing operations before income taxes	743	2.2	1,869	5.0
Income tax expense from continuing operations	19	0.0	698	2.0

Income from continuing operations	724	2.2	1,171	3.0

Income from discontinued operations, net of taxes	-	-	72	0.3

Net income	$724	2.2	$1,243	3.3

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The quarterly reporting periods ended October 1, 2011 and October 2, 2010 consisted of thirteen weeks each.

Revenues.  Revenues decreased 10.5%, or $3.9 million, for the thirteen week period ended October 1, 2011 as compared to the thirteen week period ended October 2, 2010 (the “comparable prior year period”).  Revenues decreased $4.5 million in the Information Technology segment, marginally increased in the Engineering segment, and increased $0.6 million in the Specialty Health Care segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 1, 2011 Compared to Thirteen Week Period Ended October 2, 2010 (Continued)

Cost of Services.  Cost of services decreased 9.0%, or $2.4 million, for the thirteen week period ended October 1, 2011 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to a decrease in revenues.  Cost of services as a percentage of revenues increased to 72.9% for the thirteen week period ended October 1, 2011 from 71.7% for the comparable prior year period.  The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work in the Company’s Information Technology and Engineering segments and an increase in certain statutory payroll tax rates.  Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2011 to remain relatively comparable to that in the thirty-nine week period ended October 1, 2011, adjusted for increased vacation and holidays in the fourth quarter.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 4.0%, or $0.3 million, for the thirteen week period ended October 1, 2011 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 24.1% for the thirteen week period ended October 1, 2011 as compared to 22.4% for the comparable prior year period.  The decrease in SGA expenses was primarily due to a concerted effort by the Company to reduce SGA expenses.  The primary components of the reduction include labor and related expenses and professional fees.  The increase to SGA expenses as a percentage of revenues was primarily due to the decrease in revenues.  Assuming no material changes to revenue, management expects SGA expenses for the remainder of fiscal 2011 to remain generally consistent with the SGA expenses for the thirty-nine week period ended October 1, 2011.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, and gains and losses on foreign currency transactions.

Income Tax Expense From Continuing Operations.  The Company experienced negligible income tax expense from continuing operations for the thirteen week period ended October 1, 2011 as compared to $0.7 million for the comparable prior year period.  Income tax expense for the thirteen week period ended October 1, 2011 was reduced due to a discreet benefit of $218 resulting from a prior year amended return.  Before considering this adjustment, the consolidated effective income tax rate for income from continuing operations was 31.8% for the thirteen week period ended October 1, 2011 as compared to 37.3% for the comparable prior year period (before the effect of the first quarter 2010 goodwill and intangible asset deduction more fully described in Note 16 to the Consolidated Financial Statements).  The current period effective tax rate is comprised of an estimated effective tax rate of 43.4% in the United States offset by a lower effective tax rate in Canada due to year to date accrual adjustments.  Management anticipates that the effective tax rate for the remainder of fiscal 2011 will approximate the adjusted effective tax rate for the thirty-nine week period ended October 1, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 1, 2011 Compared to Thirteen Week Period Ended October 2, 2010 (Continued)

Discontinued Operations.  See Note 15 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company had no activity in its discontinued operations during the thirteen week period ended October 1, 2011.  The Company does not anticipate material operating losses from discontinued operations for the balance of fiscal 2011.

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $12.6 million in the thirteen week period ended October 1, 2011 decreased $4.5 million, or 26.6%, as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to poor execution by its sales generation team, which the Company continues to take steps to try to remediate.  In particular, the Information Technology segment experienced a $0.9 million decrease from its Michigan and Ohio offices and a $0.8 million decrease from its Life Sciences clients.  The Information Technology segment experienced an operating loss of $0.2 million for the thirteen week period ended October 1, 2011 as compared to an operating profit $0.3 million for the comparable prior year period.  The decrease in operating income was primarily attributable to a decrease in revenues.

Engineering

Engineering revenues of $15.6 million in the thirteen week period ended October 1, 2011 increased marginally as compared to the comparable prior year period.  The Engineering segment operating income was $1.0 million for the thirteen week period ended October 1, 2011 as compared to $1.5 million for the comparable prior year period.  The decrease in operating income was primarily due to an increase in cost of services as a percentage of revenues and a higher allocation of corporate SGA expense.  The increase in cost of services as a percentage of revenues is primarily due to less higher margin project work in the current period.  Corporate SGA expense is allocated based on revenues and the Engineering revenues as a percentage of total revenues significantly increased in the current period.

Specialty Health Care

Specialty Health Care revenues of $5.4 million in the thirteen week period ended October 1, 2011, increased $0.6 million, or 11.5%, as compared to the comparable prior year period.  The Specialty Health Care segment experienced a negligible operating loss for the thirteen week period ended October 1, 2011 as compared to negligible operating income for the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 1, 2011 Compared to Thirty-Nine Week Period Ended October 2, 2010

A summary of operating results for the thirty-nine week periods ended October 1, 2011 and October 2, 2010 is as follows (in thousands):

	October 1, 2011		October 2, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$108,779	100.0	$125,629	100.0
Cost of services	78,171	71.9	90,204	71.8
Gross profit	30,608	28.1	35,425	28.2

Selling, general and administrative	24,919	22.9	27,674	22.0
Depreciation and amortization	867	0.8	1,011	0.8
	25,786	23.7	28,685	22.8

Operating income	4,822	4.4	6,740	5.4
Other income (expense), net	5	0.0	(53)	0.0

Income from continuing operations before income taxes	4,827	4.4	6,687	5.4
Income tax expense from continuing operations	1,686	1.5	1,439	1.1

Income from continuing operations	3,141	2.9	5,248	4.3

Loss from discontinued operations, net of taxes	-	-	(514)	(0.5)

Net income	$3,141	2.9	$4,734	3.8

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year to date reporting periods ended October 1, 2011 and October 2, 2010 consisted of thirty-nine weeks each.

Revenues.  Revenues decreased 13.4%, or $16.9 million, for the thirty-nine week period ended October 1, 2011 as compared to the thirty-nine week period ended October 2, 2010 (the “comparable prior year period”).  Revenues decreased $14.9 million in the Information Technology segment, decreased $3.0 million in the Engineering segment, and increased $1.0 million in the Specialty Health Care segment.  The Company typically experiences seasonality in revenues during months that contain holidays and increased vacation time as billable personnel are not available to bill time to customers.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 1, 2011 Compared to Thirty-Nine Week Period Ended October 2, 2010 (Continued)

Cost of Services.  Cost of services decreased 13.3%, or $12.0 million, for the thirty-nine week period ended October 1, 2011 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to a decrease in revenues.  Cost of services as a percentage of revenues increased slightly to 71.9% for the thirty-nine week period ended October 1, 2011 from 71.8% for the comparable prior year period.  Management anticipates the ratio of cost of sales to revenues for the remainder of fiscal 2011 to remain relatively comparable to that in the thirty-nine week period ended October 1, 2011, adjusted for increased vacation and holidays in the fourth quarter.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 10.0%, or $2.8 million, for the thirty-nine week period ended October 1, 2011 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.9% for the thirty-nine week period ended October 1, 2011 as compared to 22.0% for the comparable prior year period.  The decrease in SGA expenses was primarily due to a concerted effort by the Company to reduce SGA expenses.  The primary components of the reduction include labor and related expenses and professional fees.  The increase to SGA expenses as a percentage of revenues was primarily due to the decrease in revenues.  Assuming no material changes to revenue, management expects SGA expenses for the remainder of fiscal 2011 to remain generally consistent with the SGA expenses for the thirty-nine week period ended October 1, 2011.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.

Income Tax Expense From Continuing Operations.  The Company experienced income tax expense from continuing operations of $1.7 million for the thirty-nine week period ended October 1, 2011 as compared to $1.4 million for the comparable prior year period.  Income tax expense for the thirty-nine week period ended October 1, 2011 was reduced due to a discreet benefit of $218 resulting from a prior year amended return.  Before considering this adjustment, the consolidated effective income tax rate for income from continuing operations was 39.4% for the thirty-nine week period ended October 1, 2011 as compared to 39.8% for the comparable prior year period (before the effect of the first quarter 2010 goodwill and intangible asset deduction more fully described in Note 16 to the Consolidated Financial Statements).  The current period effective tax rate is comprised of an estimated effective tax rate of 43.4% in the United States offset by an effective tax rate of 22.7% in Canada (due to income tax abatements in Canada in 2011).  The Company also experienced an approximate loss of $0.2 million in Ireland whereby the net effect of a full valuation allowance yielded no tax benefit and increased the Company’s consolidated effective tax rate.  Management anticipates that the effective tax rate for the remainder of fiscal 2011 will approximate the adjusted effective tax rate for the thirty-nine week period ended October 1, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 1, 2011 Compared to Thirty-Nine Week Period Ended October 2, 2010 (Continued)

Discontinued Operations.  See Note 15 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company had no activity in its discontinued operations during the thirty-nine week period ended October 1, 2011 as compared to a loss, net of tax benefit of $0.5 million for the comparable prior year period.  The Company does not anticipate material operating losses from discontinued operations for the balance of fiscal 2011.

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $41.2 million in the thirty-nine week period ended October 1, 2011 decreased $14.9 million, or 26.5%, as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to poor execution by its sales generation team, which the Company continues to take steps to try to remediate.  In particular, the Information Technology segment experienced a $3.4 million decrease from its Michigan and Ohio offices and a $4.4 million decrease from its Life Sciences clients.  The Life Sciences group experienced a decrease of $4.0 million from two pharmaceutical clients whose projects ended or were significantly curtailed at the end of the second quarter in 2010.  The Information Technology segment operating income was $0.1 million for the thirty-nine week period ended October 1, 2011 as compared to $1.0 million for the comparable prior year period.  The decrease in operating income was primarily due to the decrease in revenues.

Engineering

Engineering revenues of $47.6 million in the thirty-nine week period ended October 1, 2011 decreased $3.0 million, or 5.9%, as compared to the comparable prior year period.  The decrease in revenues was primarily attributable to the timing of significant projects for the Engineering segments major clients.  The Engineering segment operating income was $3.5 million for the thirty-nine week period ended October 1, 2011 as compared to $4.5 million for the comparable prior year period.  The decrease in operating income was primarily due to lower revenues and a higher allocation of corporate SGA expense. Corporate SGA expense is allocated based on revenues and the Engineering segment revenues as a percentage of total revenues significantly increased in 2011.  Revenues decreased on a comparative basis due to periodic or cyclical changes in demand from several large clients.  In particular, the Company believes the demand from several major Engineering clients in the twenty-six weeks ended July 3, 2010 was unusually high.

Specialty Health Care

Specialty Health Care revenues of $19.9 million in the thirty-nine week period ended October 1, 2011 increased $1.0 million, or 5.4%, as compared to the comparable prior year period.  The Specialty Health Care segment operating income was $1.2 million for both the thirty-nine week period ended October 1, 2011 and the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	October 1, 2011	October 2, 2010
Cash provided by (used in):
Operating activities	$9,843	$15,656
Investing activities	($344)	$168
Financing activities	($1,576)	$137

Operating Activities
Operating activities provided $9.8 million of cash for the thirty-nine week period ended October 1, 2011 as compared to providing $15.7 million in the comparable prior year period.  The major components of the cash provided by operating activities in the thirty-nine week period ended October 1, 2011 and the comparable prior year period are as follows: net income, accounts receivable, accounts payable and accrued expenses, accrued payroll and related costs and the net difference between transit accounts receivable and transit accounts payable.

Net income for the thirty-nine week period ended October 1, 2011 was $2.9 million as compared to $4.7 million for the comparable prior year period.  A decrease in accounts receivable in the thirty-nine week period ended October 1, 2011 provided $2.6 million as compared to a decrease in accounts receivable during the thirty-nine week period ended October 2, 2010 which provided $5.8 million.  The Company primarily attributes the decrease in accounts receivables for the thirty-nine week period ended October 1, 2011 to decreases in its billed and unbilled accounts receivable offset by an increase in its work-in-progress accounts receivable.  The decrease in billed and unbilled accounts receivable is due to a decrease in revenues for the thirteen week period ended October 1, 2011 as compared to the prior two quarters and the Company’s focus on reducing its sales days outstanding in its accounts receivable.  The increase in work-in-progress is primarily due to timing differences related to billings in the Company’s Engineering segment.

A decrease in accounts payable and accrued expenses in the thirty-nine week period ended October 1, 2011 used $0.7 million as compared to $0.3 million in the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase to accrued payroll and related costs in the thirty-nine week period ended October 1, 2011 provided $1.5 million as compared to providing $2.9 million in the comparable prior year period.  The increase in accrued payroll and related costs during the thirty-nine week period ended October 1, 2011 primarily relates to the timing of the Company’s biweekly payroll.

The net difference between transit accounts receivable and transit accounts payable provided $2.4 million in cash from operations.  It is anticipated that this amount will reverse during the thirteen weeks ended December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $0.3 million for the thirty-nine week period ended October 1, 2011 as compared to providing cash of $0.2 million for the comparable prior year period.  The increase in cash used by investing activities was attributable to $0.1 million in payments related to the acquisition of PSG, increases to deposits for leased office space and increased expenditures for property and equipment.  The Company anticipates upgrading its ERP system in late 2011 or early 2012 and depending on what system is selected may see a significant rise in expenditures for property and equipment.  Additionally, the Company’s Engineering segment may purchase several pieces of equipment totaling $0.5 million for one of its operating divisions.

Financing Activities
Financing activities consisted of using $1.6 million for the thirty-nine week period ended October 1, 2011 as compared to providing $0.1 million for the comparable prior year period.  The primary use of cash was for the Company’s share repurchase program.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility was amended on October 24, 2011 to extend the maturity date to November 30, 2011.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.  The Revolving Credit Facility expires November 30, 2011.  The Company intends to seek to extend or replace the Revolving Credit Facility prior to such time if it is determined that doing so would be in alignment with the Company’s financing needs.

There were no borrowings during the thirty-nine week periods ended October 1, 2011 and October 2, 2010.  At October 1, 2011 and January 1, 2011, there were letters of credit outstanding for $0.9 million.  At October 1, 2011, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

As of October 1, 2011, $3.5 million of the $32.6 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries.

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

The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it will begin to upgrade its current ERP system sometime in late 2011 or early 2012.  Additionally, the Company believes that its Engineering segment will purchase several pieces of equipment totaling approximately $0.5 million for one of its operating divisions.  The Company's current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2011 (after October 1, 2011)	$931
2012	2,695
2013	1,168
2014	319
2015	112
Total	$5,225

The Company has one active acquisition agreement whereby future contingent consideration may be earned and paid (PSG, acquired in 2009).  In connection with the PSG acquisition, the Company is obligated to pay future contingent consideration to the sellers upon the acquired business achieving certain earnings targets through the end of the Company’s fiscal 2013.  In general, the future contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

The Company’s outstanding Deferred Consideration obligations potentially due after October 1, 2011, which relate to the PSG acquisition, could result in the following maximum Deferred Consideration payments:

Year Ending	Amount
December 31, 2011	$48
December 29, 2012	164
December 28, 2013	184
Maximum deferred consideration	$396

The Company cannot predict future Deferred Consideration payments with any certainty.  Earnouts, if any, cannot be estimated with any certainty and as such are not included above.  Future Earnouts paid, if any, are not likely to be material.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of October 1, 2011, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, as updated in the Company’s Quarterly Report for the fiscal quarter ended October 1, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchases of common stock during the thirteen week period ended October 1, 2011 under the share repurchase program authorized by our Board of Directors in February 2010 and extended in February 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 3 – August 2	12,374	$5.23	12,374	$6,320,000
August 3 – September 2	75,094	$4.60	75,094	$5,974,000
September 3 – October 1	114,530	$4.53	114,530	$5,455,000
Total	201,998	$4.60	201,998	$5,455,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1
Amendment, dated as of July 21, 2011, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender.

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

RCM Technologies, Inc.
Date: November 7, 2011	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 7, 2011	By: /s/ Kevin Miller
Kevin Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)