Form 10-K
RCM TECHNOLOGIES INC
filed 2012-02-23
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56.5 million based upon the closing price of $5.35 per share of the registrant’s common stock on July 1, 2011 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 10% of the Common Stock of the Company as affiliates.

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of February 22, 2012: 12,788,067.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant's 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2012 Proxy Statement is not filed by April 30, 2012 (the first business day following the day that is 120 days after the last day of the registrant’s 2011 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (v) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (vi) the Company's ability to obtain financing on satisfactory terms; (vii) the reliance of the Company upon the continued service of its executive officers; (viii) the Company's ability to remain competitive in the markets that it serves; (ix) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (x) the risk of claims being made against the Company associated with providing temporary staffing services; (xi) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xii) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xiii) uncertainties in predictions as to the future need for the Company’s services; (ix) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xv) the costs of conducting and the outcome of litigation involving the Company, and the applicability of insurance coverage with respect to any such litigation; and (xvi) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

RCM consists of three operating segments: Information Technology, Engineering and Specialty Health Care Services.  The Company’s Information Technology, or IT, segment provides enterprise business solutions, application services, infrastructure solutions, competitive advantage & productivity solutions, life sciences solutions and other selected vertical market specific offerings.  RCM’s Engineering segment provides engineering and design, engineering analysis, technical writing and technical support services.  The Company’s Specialty Health Care Services segment provides health care professionals, primarily therapists, nurses and care givers.

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized businesses in such industries as Aerospace/Defense, Energy, Financial Services, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology.  RCM believes it offers a range of solutions that fosters long-term client relationships, affords cross-selling opportunities, and minimizes the Company’s dependence on any single technology or industry sector.  RCM sells and delivers its services through a network of 30 offices in selected regions throughout North America.

The Company is a Nevada corporation organized in 1971.  The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ  08109-4613.

During the fiscal year ended December 31, 2011, approximately 37.4% of RCM’s total revenues were derived from IT services, 43.6% from Engineering services, and the remaining 19.0% from Specialty Health Care services.

Demand for the Company’s services can be significantly impacted by changes in the general level of economic activity and particularly technology spending.  During periods of reduced economic activity, such as the environment in the United States and the world in general since approximately mid-2007 and continuing through fiscal 2011, the Company may also be subject to increased pricing pressure in its markets due to reduced spending by clients and potential clients of the Company.  Extended periods of weakness in the economy can have a material adverse impact on the Company’s business and results of operations.  Accordingly, the Company's operations have been adversely impacted by the continuing economic downturn that began in the middle of 2007.

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

Business Strategy

RCM is dedicated to providing solutions to meet its clients’ business needs by delivering information technology and engineering services.  The Company’s objective is to be a recognized leader of specialized professional consulting services and solutions in major markets throughout North America.  The Company adapts operating strategies to achieve this objective.  The following is a discussion of the key elements of its growth and operating strategies:

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

In addition to a full life cycle solution offering, the Company continues to focus on transitioning into higher value oriented services in an effort to increase its margins on its various service lines and generate revenue that is more sustainable.  The Company believes this transition is accomplished by pursuing additional vertical market specific solutions in conjunction or combination with longer-term based solutions, through expansion of its client relationships and by pursuing strategic alliances and partnerships.

Achieve Internal Growth
The Company continues to promote its internal growth strategies which we designed to better serve the Company’s customers, generate higher revenue and achieve greater operating efficiencies.  National and regional sales management programs have been designed and implemented to segregate clients by vertical market and national accounts to advance the Company’s value added services focus.  This process is improving account coordination and is designed to allow clients to benefit from deeper industry knowledge and the Company to maximize major account opportunities.

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

Pursue Selective Strategic Acquisitions
The industry in which the Company operates continues to be highly fragmented, and the Company plans to continue to selectively assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's acquisition strategy is designed to broaden the scope of services and technical competencies and grow its full life cycle solution capabilities.  In considering acquisition opportunities, the Company focuses principally on companies with (i) technologies or market segments RCM has targeted for strategic value enhancement, (ii) margins that are accretive to existing margins, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company's management team.  To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to four year period.

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

Attract and Retain Highly Qualified Consultants and Technical Resources
The Company believes it has been successful in attracting and retaining highly qualified consultants and contractors by (i) providing stimulating and challenging work assignments, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing selective training to maintain and upgrade skills and (v) aligning the needs of its customers with appropriately skilled personnel.  The Company believes it has been successful in retaining these personnel due in part to its use of practice managers who are dedicated to maintaining contact with, and monitoring the satisfaction levels of, the Company's consultants and contractors while they are on assignment.

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

To accomplish this, the Company’s financial reporting and accounting systems are centralized in the Company’s operational headquarters in Parsippany, NJ.  The systems have been configured to perform all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company anticipates upgrading its financial reporting and accounting system platform in fiscal year 2012.

ITEM 1. BUSINESS (CONTINUED)

Information Technology

The Company’s IT segment is comprised of two business groups – the IT Consulting Business Group and the IT Solutions Business Group.  The IT Consulting Business Group consists of business units in the US, Canada and Puerto Rico primarily supporting Financial, Technical, Manufacturing, Distribution and Government applications.  The IT Solutions Business Group consists of six business units:

•	Enterprise Infrastructure Management
•	Enterprise Integration
•	Enterprise Supply Chain
•	Enterprise Project Management
•	Enterprise HR
•	Life Sciences

The RCM Enterprise Business Solutions Group’s core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and methodologies by bundling software, systems, tools and services into integrated business and technology solutions.

RCM’s sector knowledge coupled with technical and business process experience enable the Company to provide strategic planning, project execution and management and support services throughout the entire project life cycle.  RCM has successfully completed multimillion-dollar projects in a variety of industry verticals using time-tested methodologies that manage strict budgets, timelines and quality metrics.

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

As of December 31, 2011, the Company assigned approximately 440 information technology employees and consultants to its customers.

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

As of December 31, 2011, the Company assigned approximately 500 engineering and technical employees and consultants to its customers.

Specialty Health Care

The Company’s Specialty Health Care Group specializes in long-term and short-term staffing as well as executive search and placement for the following fields: rehabilitation (physical therapists, occupational therapists and speech language pathologists), nursing, managed care, allied health care, health care management, medical office support and non-medical caregivers or companions.  The specialty health care group provides services to hospitals, long-term care facilities, schools, sports medicine facilities and private practices.  Services include in-patient, outpatient, sub-acute and acute care, multilingual speech pathology, rehabilitation, and geriatric, pediatric, and adult day care.  Typical engagements either range from three to six months or are on a day-to-day shift basis.

As of December 31, 2011, the Company assigned approximately 430 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company's organization consists of 30 branch offices located in the United States, Canada and Puerto Rico.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
USA
Arizona	1	HC
California	2	IT, HC
Connecticut	1	E
Florida	1	HC
Kentucky	1	HC
Illinois	1	HC
Maryland	1	IT
Michigan	3	IT, E
Minnesota	1	IT
New Jersey	3	IT, E
New Mexico	1	HC
New York	3	IT, E, HC
Ohio	1	IT
Pennsylvania	1	HC
Rhode Island	1	E
Tennessee	1	HC
Texas	1	IT
Wisconsin	2	IT, E
	26

CANADA	3	IT, E

PUERTO RICO	1	IT

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

ITEM 1. BUSINESS (CONTINUED)

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico.  The Company closed its Ireland office in December 2011.  Revenues for the fiscal year ended December 31, 2011 and total assets by geographic area as of December 31, 2011 are as follows ($ in thousands):

	Revenues	Total Assets
United States	$118,729	$73,314
Canada	22,880	12,204
Puerto Rico	2,180	654
Ireland	22	6
	$143,811	$86,178

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

The Company has elevated the importance of working with and developing its partner alliances with technology firms.  Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company.  Relations have been established with firms such as ADP, IBM, Mercury, Microsoft, Oracle and QAD, among others.  The partner programs may be managed either at a national level from RCM’s corporate offices or at a regional level from its branch offices.

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

The Company’s larger representative customers include 3M, ADP, Aetna, Aramark, Bimbo Bakeries, USA, Bristol Myers Squibb, Bruce Power Limited Partnership (“Bruce Power”), Bruckner Supply Company, Con Edison, Covidien, Entergy, Exelon Nuclear, FlightSafety International, IBM, Johnson and Johnson, Lilly del Caribe, Merck, Microsoft, New York City Department of Education, New York Power Authority, Ontario Power Generation, Pfizer, Pragmatics, PSE&G, United Technologies Corporation, U.S. Department of the Treasury, Vermont Yankee Nuclear Power and Warner Chilcott.  The Company serves Fortune 1000 companies and many middle market clients.  The Company's relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During the fiscal year ended December 31, 2011, United Technologies Corporation and Bruce Power accounted for 12.6% and 10.4% of the Company’s revenues, respectively. No other customer accounted for 10% or more of the Company’s revenues in that period.  The Company's five, ten and twenty largest customers accounted for approximately 38.2%, 47.7% and 57.7%, respectively, of the Company's revenues for the fiscal year ended December 31, 2011.

Recruiting and Training

The Company devotes a significant amount of time and resources, primarily at the branch level, to locating, training and retaining its professional personnel.  Full-time recruiters utilize the Company's proprietary databases of available personnel, which are cross-indexed by competency and skill to match potential candidates with the specific project requirements of the customer.  The qualified personnel in the databases are identified through numerous channels, including networking, referrals, trade shows, job fairs, schools, newspaper and trade journal advertising, Internet recruiting services and the Company’s website.

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

RCM has partnered with vendors like AT&T, Microsoft, Cisco, SAP, ADP and DELL to deploy their business solutions internally. All perimeter devices have been standardized on Cisco hardware; internal devices (Servers, Desktops, laptops, printers, etc) are DELL based; with AT&T communication lines throughout the enterprise, facilitating centralized management and support of the network.

RCM has upgraded its perimeter network and WAN architecture throughout the U.S. and Canada, to a secure centralized model on Private Network Transport (PNT /AVPN) AT&T circuits, utilizing Multiple Packet Label Switching (MPLS) transport protocol. The hub datacenter at its operational headquarters has been outfitted with redundant fiber circuits from AT&T and Optimum Lightpath utilizing Border gateway Protocol (BGP) for automatic failover. Redundant firewalls, routers and switching architecture protects against hardware failure. Access to the network is only allowed via SSL or IPSec 3DES protocols.

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

RCM’s messaging architecture is currently based on the Microsoft Exchange 2007 and Cisco Unity platform. The current mail system is comprised of redundant mail routing servers and clustered mailbox servers attached to a Storage Area Network (SAN) This messaging platform has the current capacity of six Terabytes (TB), with the capability of scaling to 18 Terabytes (TB). In addition to mail storage being sized for VOIP integration, web access to the mail server is only allowed via secure HTTPs protocol. Augmenting the messaging architecture is a mail archiving solution by GFI to accommodate disaster recovery, compliance and litigation requirements. RCM anticipates it will upgrade to Microsoft Exchange 2010, currently in pilot phase, in order to capitalize on the platform increased flexibility and high availability features. Deployment to the production environment is scheduled sometime in the fiscal year ending December 31, 2012.

The Company has upgraded the ERP hardware, Application and Operating system, to accommodate its growing needs.  The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting, budgeting and consolidation reporting functionality. The Company has concluded that an upgrade of the current version to SAP ECC60 is the best fit for RCM’s business needs and anticipates beginning an upgrade sometime in the fiscal year ending December 31, 2012.

The Company also has Autotime and TES, automated time and attendance systems, which augments the SAP ERP application by catering to the needs of its diverse business offerings and distributed workforce.  The applications are housed in a three-tiered DELL server architecture, and are currently servicing Canadian and US offices.

The Company’s internet presence is an integral part of its strategic initiative to improve visibility and contextualize its business offerings. The company’s website has been revised, making the site more interactive, with improved web analytics. The site also utilizes Search Engine Optimization which allows for an enhanced user experience.

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

In the interest of consolidation and being green, RCM is currently deploying virtualization technology from VMware and Microsoft.  The server footprint at the primary datacenter in Parsippany has been reduced by 60% without compromising systems integrity or redundancy. Implementation of V-motion, fault tolerance, high availability and centralized management, are an integral part of this solution. Green initiatives include partnerships with vendors for the recycling of used printers, toners, servers, desktops, and mobile devices.

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

Government Regulations

The Company is a consulting firm and employment service provider, and  is generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its employees, including tax withholding or reporting, social security or retirement, benefits, workplace compliance, wage and hour, anti-discrimination, immigration and workers’ compensation; (2) registration, licensing, record keeping and reporting requirements; and (3) federal contractor compliance.  The Company believes it is in material compliance with all employee related statutes.

Intellectual Property

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

Employees

As of December 31, 2011, the Company employed an administrative, sales, recruiting and management staff of approximately 190 people, including certified IT specialists and licensed engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company.  As of December 31, 2011, there were approximately 440 information technology and 500 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods.  As of December 31, 2011, there were approximately 430 specialty health care services employees assigned to clients.  None of the Company's employees is represented by a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

ITEM 1. BUSINESS (CONTINUED)

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

ITEM 1A. RISK FACTORS

The Company’s business involves a number of risks, some of which are beyond its control.  The risk and uncertainties described below are not the only ones the Company faces.  Set forth below is a discussion of the risks and uncertainties that management believes to be material to the Company.

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

As described in “Item 1. Business,” our operating results are subject to seasonal fluctuations, with reduced demand often occurring during first quarter of the year when clients are finalizing their IT and engineering budgets, and also during periods in which there are a substantial amount of holidays and season vacations.  In particular, one of the largest customers in our Specialty Health Care group, the New York City Department of Education, significantly reduces activity during the summer months, when schools are closed.  Our operating results for any given period may fluctuate as a result of the timing of holidays, vacations and other events, and if we were to experience unfavorable performance during periods in which we would otherwise expect to have high seasonal demand, we may have limited ability to make up for such performance during periods of seasonally lower demand.

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” the Company’s five, ten and twenty largest customers accounted for approximately 38.2%, 47.7% and 57.7%, respectively, of revenues for the fiscal year ended December 31, 2011.  Some of these customers may be affected by the current state of the economy or developments in the credit markets.  The Company's customers may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect financial results.

ITEM 1A. RISK FACTORS (CONTINUED)

Safety Concerns Regarding Nuclear Power Plants

Especially in light of the Fukushima Daiichi nuclear plant malfunction that occurred in March 2011, new and existing concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel.  Among other things, these concerns have led to, and are expected to continue to lead to, various proposals to regulators and governing bodies in some localities where nuclear facilities are located for legislative and regulatory changes that could lead to the shut-down of nuclear units, denial of license renewal applications, municipalization of nuclear units, restrictions on nuclear units or other adverse effects on owning and operating nuclear generating units.  Should these concerns or proposals lead to a diminishment of or reduced growth in the nuclear power industry, the Company’s Engineering segment, which has a focus on the nuclear power industry, could be harmed, and the Company’s business, financial condition and results of operations could be materially adversely affected.

Subcontractors, Transit Accounts Receivable and Transit Accounts Payables Related to Construction Management Contracts

The Company’s Engineering segment has entered into arrangements to provide construction management and engineering services to customers under which arrangements the Company then engages subcontractors to provide the construction services.  Ultimately, as a primary contractor, the Company is responsible for the nonperformance or negligence of its subcontractors, whom the Company requires to be adequately insured and to issue performance bonds for their assignment.  Should a subcontractor not perform or act negligently and should there be inadequate insurance or performance bonds in place, the Company might not be able to mitigate its primary liability to the customer, and the Company’s business, financial condition and results of operations could be materially adversely affected.  In addition, while payments to subcontractors typically are due from the Company only after the Company receives payment from the ultimate customer, the Company faces the risk that, should a customer not pay the Company, or should a subcontractor demand payment from the Company prior to the Company’s receipt of payment from its customer, the Company’s business, financial condition and results of operations could be materially adversely affected.

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

Revolving Credit Facility and Liquidity

If the Company was unable to borrow under its Revolving Credit Facility (see “Item 5.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition.  The Company's liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company's agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At December 31, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility and $0.9 million outstanding under letters of credit.

The Revolving Credit Facility contains various financial and non-financial covenants.  At December 31, 2011, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

ITEM 1A. RISK FACTORS (CONTINUED)

Goodwill and Intangible Impairments May Have an Adverse Effect on Financial Statements

As of December 31, 2011, the Company had $7.3 million of goodwill and $0.2 million intangible assets on its balance sheet, which represents 8.7% of total assets.  Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill or intangible assets at least on an annual basis in order to determine if any impairment in value has occurred.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. An assessment of those qualitative factors or the application of the goodwill and intangible asset impairment test requires significant judgment including but not limited to the assessment of the business, its management and general market conditions, estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and intangible asset impairment for each reporting unit.  The Company formally assesses these qualitative factors and, if necessary, conducts its annual goodwill and intangible asset impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a material change in management or other key personnel and/or slower expected growth rates, among others.  There can be no assurance that future qualitative factors or, if necessary, tests of goodwill and intangible asset impairment will not result in impairment charges.  If the Company is required to write down goodwill or intangible assets, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

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

ITEM 1A. RISK FACTORS (CONTINUED)

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico.  The Company closed its Ireland office in December 2011.  For the fiscal year ended December 31, 2011, approximately 17.4% of the Company’s revenues were generated outside the United States.  There are certain risks inherent in conducting business internationally including:  the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences.  To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

Trademarks

Management believes the RCM Technologies, Inc. name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including The Source of Smart Solutions®.  The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect the Company's use of its proprietary rights.  The Company’s success depends on its ability to successfully obtain and maintain, and prevent misappropriation or infringement of, its intellectual property, maintain trade secret protection, and conduct operations without violating or infringing on the intellectual property rights of third parties.  Intellectual property litigation is expensive and time-consuming, and it is often difficult, if not impossible, to predict the outcome of such litigation.  If the Company is involved in an intellectual property litigation, its business, financial condition and results of operations could be materially adversely affected.

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

The Company’s ability to protect its data center against damage from fire, power loss, telecommunications failure and other disasters is critical to business operations.  In order to provide many of its services, RCM must be able to store, retrieve, process and manage large databases and periodically expand and upgrade its capabilities.  Any damage to the Company’s data centers or any failure of the Company’s telecommunication links that interrupts its operations or results in an inadvertent loss of data could adversely affect the Company’s ability to meet its customers’ needs and their confidence in utilizing the Company for future services.

RCM’s ability to protect its data, provide services and safeguard its installations, as it relates to the IT infrastructure, is in part dependent on several outside vendors with whom the Company maintains service level agreements.

ITEM 1A. RISK FACTORS (CONTINUED)

Litigation

The Company is currently, and may in the future become, involved in legal proceedings and claims arising from time to time in the course of its business.  An adverse outcome in any such litigation could have an adverse impact on the consolidated financial position, consolidated results of operations and cash flows of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 30 administrative and sales offices located in the United States, Puerto Rico and Canada.  The majority of the Company’s offices typically consist of 1,000 to 15,000 square feet and are typically leased by the Company for terms of one to three years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 11,200 square feet and are leased at a rate of approximately $14.50 per square foot per annum for a term ending on August 31, 2012.

The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 28,000 square feet and are leased at a rate of approximately $29.00 per square foot per annum for a term ending on June 30, 2012.  The Company currently subleases approximately 12,000 square feet in its Parsippany, NJ office.

ITEM 3. LEGAL PROCEEDINGS

Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.3 million as of December 31, 2011.  Asserted claims in these matters seek approximately $13.4 million in damages as of December 31, 2011.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

See further discussion of Legal Proceedings in Note 17 (Contingencies) to the consolidated financial statements included in Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on The NASDAQ Global Market under the Symbol “RCMT.”  The following table sets forth approximate high and low sales prices for the two years in the period ended December 31, 2011 as reported by The NASDAQ Global Market:

	Common Stock
Fiscal Year Ended January 1, 2011	High	Low
First Quarter	$3.60	$2.35
Second Quarter	$5.23	$3.12
Third Quarter	$5.29	$4.25
Fourth Quarter	$5.30	$4.36

Fiscal Year Ended December 31, 2011
First Quarter	$5.20	$4.23
Second Quarter	$5.93	$5.00
Third Quarter	$5.65	$3.98
Fourth Quarter	$5.40	$4.00

Holders

As of February 3, 2012, the approximate number of holders of record of the Company's Common Stock was 471. Based upon the requests for proxy information in connection with the Company's 2011Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 2,125.

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

Stock Repurchase by Issuer

The following table provides information relating to the Company’s repurchases of common stock during the fourth quarter of the fiscal year ended December 31, 2011 under the share repurchase program authorized by our Board of Directors in February 2010 and extended by our Board of Directors in February 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2 – November 1	115,765	$4.48	115,765	$4,937,000
November 2 – December 1	28,878	$5.01	28,878	$4,793,000
December 2 – December 31	1,207	$5.01	1,207	$4,787,000
Total	145,850	$4.59	145,850	$4,787,000

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

RCM participates in a market that is cyclical in nature and sensitive to economic changes.  As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

The Company experienced a significant decrease in revenues during the fiscal year ended December 31, 2011 as compared to the comparable prior year period.  The Company believes that the revenue decrease was primarily attributable to subpar performance in sales efforts (which the Company continues to take steps to remediate) in the Company’s Information Technology segment and declines, resulting from general economic conditions, in the spending of its major Engineering segment clients, as further discussed in the Segment Discussion below.  While the Company believes general economic conditions and overall market conditions for its Information Technology and Specialty Health Care segments have improved slightly from their recessionary lows, the Company is cautious regarding expectations for 2012 and beyond as the Company believes that any general economic or market recovery may be slow and/or tenuous.

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

Project Services - The Company recognizes revenues in accordance with “Revenue Recognition” which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion). In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

Consulting and Staffing Services - Revenues derived from consulting and staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company.  These services are typically billed on a time and material basis.

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

Transit Receivables and Transit Payables - From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services. Pursuant to these agreements, the Company: a) engages subcontractors to provide construction services; b) typically earns a fixed percentage of the total project value as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractors or transit costs. In those situations, the Company charges the client a management fee, which is reported as net revenue when earned. During the fifty-two week period ended December 31, 2011, the total gross billings, including both transit cost billings and the Company’s earned fees, was $19.4 million for which the Company recognized $6.0 million of its net management fee as revenue.

Under the terms of the agreements, the Company is not required to pay the subcontractor until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  At any given point in time, the Company’s transit accounts receivable usually equal the transit accounts payable.  However, the transit accounts payable will occasionally exceed the transit accounts receivable due to timing differences.  The transit accounts receivable and related transit accounts payable were $3.0 million each as of December 31, 2011.

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

The Company’s allowance for doubtful accounts increased by approximately $0.2 million to $1.5 million as of December 31, 2011 from $1.3 million as of January 1, 2011.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis in order to determine if any impairment in value has occurred.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. An assessment of those qualitative factors or the application of the goodwill impairment test requires significant judgment including but not limited to the assessment of the business, its management and general market conditions, estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company formally assesses these qualitative factors and, if necessary, conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a material change in management or other key personnel and/or slower expected growth rates, among others.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  The Company looks to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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
RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of December 31, 2011, the Company had domestic short term deferred tax assets of $0.7 million, total domestic long term net deferred income tax assets of $2.7 million and foreign tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Puerto Rico and Canada.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2007.  The Company’s federal income tax returns have been examined through 2007.

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

Results of Operations ($ in thousands, except for earnings per share data)

	Fiscal Years Ended
	December 31, 2011		January 1, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$143,811	100.0	$162,022	100.0
Cost of services	103,075	71.7	115,835	71.5
Gross profit	40,736	28.3	46,187	28.5

Selling, general and administrative	32,578	22.7	35,825	22.1
Depreciation and amortization	1,149	0.8	1,341	0.8
	33,727	23.5	37,166	22.9

Operating income from continuing operations	7,009	4.8	9,021	5.6
Other (expense) income, net	(78)	-	(34)	-

Income from continuing operations before income taxes	6,931	4.8	8,987	5.6
Income tax expense from continuing operations	2,653	1.8	2,570	1.6

Income from continuing operations	4,278	3.0	6,417	4.0

Loss from discontinued operations, net of tax benefit	-	-	(622)	(0.4)

Net income	$4,278	3.0	$5,795	3.6

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both of the fiscal years ended December 31, 2011 and January 1, 2011 had fifty-two weeks.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended January 1, 2011

Revenues.  Revenues decreased 11.2%, or $18.2 million, for the fiscal year ended December 31, 2011 as compared to the prior fiscal year (the “comparable prior year period”).  Revenues decreased $17.8 million in the Information Technology segment, decreased $1.9 million in the Engineering segment, and increased $1.5 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services decreased 11.0%, or $12.8 million, for the fiscal year ended December 31, 2011 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to a decrease in revenues.  Cost of services as a percentage of revenues increased to 71.7% for the fiscal year ended December 31, 2011 from 71.5% for the comparable prior year period.  The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work in the Company’s Engineering segment and an increase in certain statutory payroll tax rates, particularly in the Specialty Health Care segment.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 9.1%, or $3.2 million, for the fiscal year ended December 31, 2011 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.7% for the fiscal year ended December 31, 2011 as compared to 22.1% for the comparable prior year period.  The decrease in SGA expenses was primarily due to a concerted effort by the Company to reduce SGA expenses.  The primary components of the reduction include labor and related expenses and professional fees.  The increase to SGA expenses as a percentage of revenues was primarily due to the decrease in revenues.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, and gains and losses on foreign currency transactions.

Income Tax Expense From Continuing Operations.  The Company experienced $2.7 million of income tax expense from continuing operations for the fiscal year ended December 31, 2011 as compared to $2.6 million for the comparable prior year period.  The consolidated effective income tax rate for the current year was 38.3% as compared to 28.6% for the comparable prior year period.  Income tax expense from continuing operations for the fiscal year ended December 31, 2011 was reduced by $0.2 million due to a $0.6 million write-off of an investment in the Company’s Ireland subsidiary, a discreet benefit of $0.5 million resulting from a prior year amended return, a $0.2 million reduction for an AMT credit carry forward from a prior year offset by a $0.5 million tax liability which related to a refund received.  The comparable prior year period was reduced $1.3 due to a permanent tax difference recognized due the goodwill and intangible asset write-off associated with a closed subsidiary (the goodwill and intangible asset balance was written off for book purposes in 2008).  Before considering these unique adjustments, the consolidated effective income tax rate for income from continuing operations was 43.7% for the fiscal year ended December 31, 2011 as compared to 43.5% for the comparable prior year period.

Discontinued Operations.  See Note 15 to the Consolidated Financial Statements included in this report for a description of discontinued operations.  The Company had no activity in its discontinued operations during the fiscal year ended December 31, 2011.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended January 1, 2011 (Continued)

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $53.8 million in the fiscal year ended December 31, 2011 decreased $17.8 million, or 24.8%, as compared to the prior year.  The Company believes the decrease in revenue was primarily attributable to poor execution by its sales generation team, which the Company has taken, and continues to take, steps to remediate.  In particular, the Information Technology segment experienced a $1.3 million decrease from its Michigan and Ohio offices and a $4.8 million decrease from its Life Sciences clients.  The Information Technology segment experienced operating income of $0.7 million for the fiscal year ended December 31, 2011 as compared to $1.6 million for the prior year.  The decrease in operating income was primarily attributable to the decrease in revenues.

Engineering

Engineering revenues of $62.6 million in the fiscal year ended December 31, 2011 decreased $1.9 million, or 3.0%, as compared to the prior year.  The Company attributes the decrease primarily to natural cycles in the spending patterns of its major clients.  In particular, the Engineering segment’s Canadian Engineering Group generated $21.3 million in fiscal 2011 as compared to $24.8 million in the prior year. The primary reason for the decline was that a project started in 2006 for a major customer entered the closeout phase in late 2011.  Revenues from this project in fiscal 2011 were $12.8 million as compared to $17.2 million in the prior year.  The project spending slowed considerably in the second half of fiscal 2011 and is expected to end in the first quarter of fiscal 2012.  The project generated revenues of $3.1 million and $2.2 million in the third and fourth quarters of fiscal 2011, respectively.  The Company expects to generate approximately $2.0 million of revenue in the first quarter of fiscal 2012 as the project is completed.  While the Company does not anticipate that the quarterly revenues lost from the completion of this major project will be replaced in the near term, that Company did, in the fourth quarter of fiscal 2011, execute a master services agreement (“MSA”) with this same major customer to provide engineering services for future capital and operating projects.  The Company is not, however, able to predict how much work the Company will win under this new MSA, though the Company is cautiously optimistic about winning future projects.

During the fiscal year ended December 31, 2011, the revenue decline at the Company’s Canadian Engineering Group was offset by growth in the Engineering’s Power Systems USA and Facilities Design divisions.  The Power Systems USA and Facilities Design divisions generated $15.2 million and $4.4 million, respectively in fiscal 2011 as compared to $11.2 million and $2.5 million, respectively, in the prior year.  Engineering segment operating income was $4.5 million for the fiscal year ended December 31, 2011 as compared to $5.5 million for the comparable prior year.  The decrease in operating income was primarily due to lower revenues, an increase in cost of services as a percentage of revenues and a higher allocation of corporate SGA expense.  The increase in cost of services as a percentage of revenues was primarily due to less higher margin project work in the current period.  Corporate SGA expense is allocated based on revenues and the Engineering revenues as a percentage of total revenues significantly increased in the current period.

Specialty Health Care

Specialty Health Care revenues of $27.4 million in the fiscal year ended December 31, 2011, increased $1.5 million, or 5.8%, as compared to the prior year.  The Specialty Health Care segment experienced operating income of $1.8 million for the fiscal year ended December 31, 2011 as compared to $2.0 million for the prior year.  The decrease in operating income was primarily attributable to an increase in cost of sales and an increase in the allocation of corporate SGA expense.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows ($ in thousands):

	Fiscal Years Ended
	December 31, 2011	January 1, 2011
Cash provided by (used in):
Operating Activities	$6,470	$13,340
Investing Activities	($418)	$329
Financing Activities	($2,226)	$45

Operating Activities

Operating activities provided $6.5 million of cash for the fiscal year ended December 31, 2011 as compared to $13.3 million in the comparable prior year period.  The major components of the cash provided by operating activities in the fiscal year ended December 31, 2011 and the comparable prior year period are as follows: net income and changes in accounts receivable, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the fiscal year ended December 31, 2011 was $4.3 million as compared to $5.8 million for the comparable prior year period.  A decrease in accounts receivable in the fiscal year ended December 31, 2011 provided $2.0 million as compared to a decrease in accounts receivable during the fiscal year ended January 1, 2011 which provided $5.3 million.  The Company primarily attributes the decrease in accounts receivables for the fiscal year ended December 31, 2011 to decreases in revenues as compared to the year ended January 1, 2011.

A decrease in accounts payable and accrued expenses in the fiscal year ended December 31, 2011 used $0.9 million as compared to $1.3 million in the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  A decrease to accrued payroll and related costs in the fiscal year ended December 31, 2011 used $1.1 million as compared to providing $0.3 million in the comparable prior year period.  The decrease in accrued payroll and related costs during the fiscal year ended December 31, 2011 primarily relates to decreased revenues and payroll.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities

Investing activities used cash of $0.4 million for the fiscal year ended December 31, 2011 as compared to providing cash of $0.3 million for the comparable prior year period.  The increase in cash used by investing activities was attributable to $0.1 million in payments related to the acquisition of PSG, increases to deposits for leased office space and increased expenditures for property and equipment.  In the comparable prior year period, the Company sold its light industrial staffing division which generated $0.4 million.  The Company anticipates upgrading its ERP system sometime in 2012 and, depending on what system is selected, it may see a significant rise in expenditures for property and equipment.

Financing Activities

Financing activities consisted of using $2.2 million for the fiscal year ended December 31, 2011 as compared to negligible positive cash flow for the comparable prior year period.  The primary use of cash was for the Company’s share repurchase program.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 24, 2011 when the maturity date was extended to August 31, 2016.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) Citizens Bank’s prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.

There were no borrowings during the fiscal years ended December 31, 2011 and January 1, 2011.  At December 31, 2011 and January 1, 2011, there were letters of credit outstanding for $0.9 million.  At December 31, 2011, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

As of December 31, 2011, $4.5 million of the $28.4 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries.

Commitments

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes.  Funding for any long-term and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility (or a replacement thereof), funds generated through operations or future financing transactions.  The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance.  Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity, and the results of operations.

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

The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it will begin to upgrade its current ERP system sometime in 2012.  Additionally, the Company believes that its Engineering segment will purchase several pieces of equipment totaling approximately $0.5 million for one of its operating divisions.  The Company's current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2012	$2,905
2013	1,452
2014	586
2015	335
Thereafter	304
Total	$5,582

The Company’s Parsippany, NJ lease of approximately 28,000 square feet expires in June 2012.  As of February 22, the Company currently subleases approximately 12,000 square feet in this location.  The Company is currently negotiating a lease of approximately 14,000 square feet with either its current landlord or a new landlord for periods of up to eight years.

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

The Company’s outstanding Deferred Consideration obligations potentially due after December 31, 2011, which relate to the PSG acquisition, could result in the following maximum Deferred Consideration payments ($ in thousands):

Year Ending	Amount
December 29, 2012	$175
December 28, 2013	184
Maximum deferred consideration	$359

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments (Continued)

The Company does not believe that future Earnouts to be paid, if any, are likely to be material.

Significant employment agreements are as follows:

Employment Agreement
The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt, which currently provides for an annual base salary of $0.7 million and other customary benefits. In addition, the agreement provides that Mr. Kopyt’s annual bonus be based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The agreement expires on February 28, 2015.  The employment agreement is terminable by the Company upon Mr. Kopyt’s death or disability, or for “good and sufficient cause,” as defined in the agreement.

Termination Benefits Agreement
The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Benefits Agreement”).  Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the “Extended Term”). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 31, 2011, Mr. Kopyt would have been entitled to cash payments of approximately $5.9 million (representing salary and excise tax payments).  A Change in Control as defined in the Benefits Agreement does not include a transaction whereby the Company sells, exchanges, transfers or otherwise disposes of substantially all of the assets in a transaction approved by at least two-thirds of the Board of Directors.

Severance Agreement
The Company is party to a Severance Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Severance Agreement”). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt’s employee benefits for a specified time after his service with the Company is terminated other than “for cause,” as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his employment agreement and the Benefits Agreement, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 31, 2011, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $4.0 million, inclusive of employee benefits.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements

None.

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

New Accounting Standards

In September 2011, the FASB amended guidance on the annual goodwill impairment test performed by the Company.  Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required.  If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required.  A company can choose to perform the qualitative assessment on some or none of its reporting entities.  The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted this guidance during the fourth quarter of 2011.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of December 31, 2011, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company's internal control over financial reporting was effective as of December 31, 2011, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2012 Proxy Statement and is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	916,594	$4.24	437,600
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	916,594	$4.24	437,600

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

		(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

		(3)(d)	Amended and Restated Bylaws; incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

	*	(10)(f)	Amended and Restated Employment Agreement, dated November 30, 1996, between the Registrant, Intertec Design, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10(g) to the 1996 10-K.

		(10)(g)	Severance Agreement, dated June 10, 2002, between RCM Technologies, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10a to the Second Quarter 2002 10-Q.

	*	(10)(h)	Exhibit A to Severance Agreement General Release; incorporated by reference to Exhibit 10b to the Second Quarter 2002 10-Q.

*	(10)(i)
Amendment No. 1, dated December 12, 2007, to the Amended and Restated Employment Agreement, entered into on November 30, 1996, between Leon Kopyt and RCM Technologies, Inc.; incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2007, filed with the Securities and Exchange Commission on December 12, 2007 (the “December 2007 8-K”).

*	(10)(j)
Amendment No. 1, dated December 12, 2007, to the Second Amended and Restated Termination Benefits Agreement, made March 18, 1997, between Leon Kopyt and RCM Technologies, Inc.; incorporated by reference to Exhibit 10.2 to the December 2007 8-K.

*	(10)(k)
Amendment No. 1, dated December 12, 2007, to the Severance Agreement, entered into on June 12, 2002, between Leon Kopyt and RCM Technologies, Inc.; incorporated by reference to Exhibit 10.3 to the December 2007 8-K.

*	(10)(l)
The RCM Technologies, Inc. 2007 Omnibus Equity Compensation Plan; incorporated by reference to Annex A to the Registrant’s Proxy Statement, dated April 20, 2007, filed with the Securities and Exchange Commission on April 19, 2007.

*	(10)(m)
Separation and Release Agreement, dated August 27, 2008; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated August 21, 2008, filed with the Securities and Exchange Commission on August 27, 2008.

(10)(n)
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

*	(10)(o)
Amendment, dated as of July 21, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders.  (Filed herewith)

*	(10)(p)
Second Amendment, dated as of October 24, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders.  (Filed herewith)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

(10)(q)
Third Amendment, dated as of December 13, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders.  (Filed herewith)

	*	(10)(r)
Option Grant Agreement, dated April 21, 2010, to Richard D. Machon (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2010, and incorporated herein by reference).

	*	(10)(s)
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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	**	101.INS	XBRL Instance Document (Furnished herewith)

	**	101.SCH	XBRL Taxonomy Extension Schema Document (Furnished herewith)

	**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Furnished herewith)

	**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Furnished herewith)

	**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents (Furnished herewith)

	**	101.DEF	XBRL Taxonomy Definition Linkbase Document (Furnished herewith)

	*	Constitutes a management contract or compensatory plan or arrangement.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: February 22, 2012	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer and Director

Date: February 22, 2012	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 22, 2012	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director

Date: February 22, 2012	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: February 22, 2012	By:	/s/ Robert B. Kerr
Robert B. Kerr
Director

Date: February 22, 2012	By:	/s/ Richard D. Machon
Richard D. Machon
Director

Date: February 22, 2012	By:	/s/ Lawrence Needleman
Lawrence Needleman
Director

Date: February 22, 2012	By:	/s/ S. Gary Snodgrass
S. Gary Snodgrass
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Consolidated Balance Sheets, December 31, 2011 and January 1, 2011	F-2

Consolidated Statements of Income, Fiscal Years Ended December 31, 2011 and January 1, 2011	F-3

Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Comprehensive Income, Fiscal Years Ended December 31, 2011 and January 1, 2011	F-4

Consolidated Statements of Cash Flows, Fiscal Years Ended December 31, 2011 and January 1, 2011	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firms	F-32

Schedule II	F-33

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2011 and January 1, 2011 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 31,	January 1,
	2011	2011

Current assets:
Cash and cash equivalents	$28,417	$24,704
Accounts receivable, net	39,031	41,213
Transit accounts receivable	3,029	-
Prepaid expenses and other current assets	2,087	1,841
Deferred income tax assets, domestic	665	827
Assets of discontinued operations	-	2
Total current assets	73,229	68,587

Property and equipment, net	2,535	3,295

Other assets:
Deposits	199	183
Goodwill	7,319	7,319
Intangible assets, net	210	325
Deferred income tax assets, domestic	2,686	3,303
Total other assets	10,414	11,130

Total assets	$86,178	$83,012

Current liabilities:
Accounts payable and accrued expenses	$5,107	$6,004
Transit accounts payable	3,030	-
Accrued payroll and related costs	5,831	6,950
Income taxes payable	226	39
Liabilities of discontinued operations	-	45
Deferred income tax liability, foreign	85	-
Contingent consideration	11	121
Total current liabilities	14,290	13,159

Contingent consideration	227	245

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,335,008 shares issued and 12,743,222 shares outstanding at December 31, 2011 and 13,220,445 shares issued and 13,171,048 shares outstanding at January 1, 2011	666	661
Additional paid-in capital	108,203	107,817
Accumulated other comprehensive income	1,306	1,415
Accumulated deficit	(35,801)	(40,079)
Treasury stock common (591,786 shares at December 31, 2011 and 49,397 shares at January 1, 2011, at cost)	(2,713)	(206)
Stockholders' equity	71,661	69,608

Total liabilities and stockholders’ equity	$86,178	$83,012

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended December 31, 2011 and January 1, 2011
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	December 31, 2011	January 1, 2011

Revenues	$143,811	$162,022
Cost of services	103,075	115,835
Gross profit	40,736	46,187

Operating costs and expenses
Selling, general and administrative	32,578	35,825
Depreciation and amortization	1,149	1,341
Operating cost and expenses	33,727	37,166

Operating income	7,009	9,021

Other (expense) income
Interest expense and other, net	(36)	(61)
(Loss) gain on foreign currency transactions	(42)	27
Other (expense) income	(78)	(34)

Income from continuing operations before income taxes	6,931	8,987
Income tax expense from continuing operations	2,653	2,570
Income from continuing operations	4,278	6,417

Loss from discontinued operations, net of tax benefit	-	(622)
Net income	$4,278	$5,795

Basic and diluted net earnings (loss) per share data:

Income from continuing operations	$0.33	$0.49

Loss from discontinued operations, net of tax benefit	-	($0.05)
Net income	$0.33	$0.44

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 2, 2010	12,960,778	$648	$107,262	$1,267	($45,874)	-	$ -	$63,303

Issuance of stock under employee stock purchase plan	74,172	4	145	-	-	-	-	149
Translation adjustment	-	-	-	148	-	-	-	148
Issuance of stock upon exercise of stock options	185,495	9	93	-	-	-	-	102
Stock based compensation expense	-	-	317	-	-	-	-	317
Common stock repurchase	-	-	-	-	-	49,397	(206)	(206)
Net income	-	-	-	-	5,795	-	-	5,795

Balance, January 1, 2011	13,220,445	$661	$107,817	$1,415	($40,079)	49,397	($206)	$69,608

Issuance of stock under employee stock purchase plan	43,407	2	166	-	-	-	-	168
Translation adjustment	-	-	-	(109)	-	-	-	(109)
Issuance of stock upon exercise of stock options	71,156	3	110	-	-	-	-	113
Stock based compensation expense	-	-	110	-	-	-	-	110
Common stock repurchase	-	-	-	-	-	542,389	(2,507)	(2,507)
Net income	-	-	-	-	4,278	-	-	4,278

Balance, December 31, 2011	13,335,008	$666	$108,203	$1,306	($35,801)	591,786	($2,713)	$71,661

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 Fiscal Years Ended December 31, 2011 and January 1, 2011

	December 31,	January 1,
	2011	2011

Net income	$4,278	$5,795
Foreign currency translation adjustment	(109)	148
Comprehensive income	$4,169	$5,943

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended December 31, 2011 and January 1, 2011 (Dollars in thousands unless otherwise indicated)

	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net income	$4,278	$5,795

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,149	1,383
Loss on disposal of fixed assets	1	269
Gain on sale of discontinued operations	-	(143)
Stock-based compensation expense	110	317
Provision for losses on accounts receivable	165	93
Deferred income tax expense	864	403
Changes in assets and liabilities:
Accounts receivable	2,005	5,250
Transit accounts receivable	(3,029)	-
Prepaid expenses and other current assets	(411)	782
Accounts payable and accrued expenses	(939)	(1,255)
Transit accounts payable	3,030	-
Accrued payroll and related costs	(1,097)	308
Income taxes payable	344	138
Total adjustments	2,192	7,545
Net cash provided by operating activities	6,470	13,340

Cash flows from investing activities:
Property and equipment acquired	(274)	(101)
(Increase) decrease in deposits	(16)	30
Cash from sale of discontinued operations	-	400
Cash paid for acquisitions	(128)	-
Net cash (used in) provided by investing activities	(418)	329

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	168	149
Exercise of stock options	113	102
Common stock repurchases	(2,507)	(206)
Net cash (used in) provided by financing activities	(2,226)	45
Effect of exchange rate changes on cash and cash equivalents	(113)	48
Increase in cash and cash equivalents	3,713	13,762
Cash and cash equivalents at beginning of period	24,704	10,942

Cash and cash equivalents at end of period	$28,417	$24,704

Supplemental cash flow information:
Cash paid for:
Interest	$35	$74
Income taxes	$1,840	$1,669

Non-cash investing activities relating to acquisition purchase price adjustment:
Decrease goodwill	$ -	$840
Decrease accounts payable and accrued expenses	$ -	$313
Decrease contingent consideration	$ -	$527

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

RCM Technologies, Inc. (the “Company” or “RCM”) is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced information technology and engineering services.  Additionally, the Company provides specialty health care staffing services through its Specialty Health Care Services group.  RCM’s offices are primarily located in major metropolitan centers throughout North America.

The consolidated financial statements are comprised of the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.

The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances exceed federally insured amounts.  At December 31, 2011 and January 1, 2011, $4.5 million and $0.8 million, respectively, of cash and cash equivalents were held in Canadian banks.

Fair Value of Financial Instruments

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, transit accounts receivable, accounts payable, transit accounts payable and accrued expenses, approximates fair value due to their liquidity or their short-term nature.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

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

Accrued and Unbilled Accounts Receivable and Work-in-Process

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company is contractually precluded from invoicing until future dates as project milestones are realized.  See Note 4 for further details.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transit Receivables and Transit Payables

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services. Pursuant to these agreements, the Company: a) engages subcontractors to provide construction services; b) typically earns a fixed percentage of the total project value as a management fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizes revenue on a “net basis.”  Under the terms of the agreements, the Company is not required to pay the subcontractor until after the corresponding payment from the Company’s end client is received.  Upon invoicing the end client on behalf of the subcontractor the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount (when paid to the Company) is due to and generally paid to the subcontractor within a few days.  At any given point in time, the Company’s transit accounts receivable usually equal the transit accounts payable.  However, the transit accounts payable will occasionally exceed the transit accounts receivable due to timing differences.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives.  The Company's ERP software system, installed in 1999 and upgraded in 2004, is being depreciated over fifteen years.  The Company's VOIP telephone system, the installation of which was substantially complete at the end of 2008, is being depreciated over seven years.  All other hardware and software as well as furniture and office equipment is depreciated over five years.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term.  The Company anticipates that it will begin to upgrade its current ERP system in 2012.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis in order to determine if any impairment in value has occurred.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. An assessment of those qualitative factors or the application of the goodwill impairment test requires significant judgment including but not limited to the assessment of the business, its management and general market conditions, estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company formally assesses these qualitative factors and, if necessary, conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a material change in management or its key personnel and/or slower expected growth rates, among others.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  The Company looks to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  The Company determined there was no impairment during the fiscal years ended December 31, 2011 and January 1, 2011.

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

Software

In accordance with “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended December 31, 2011 and January 1, 2011, the Company capitalized approximately $82 and $16, respectively, for software costs.  At December 31, 2011 the net balance after accumulated depreciation for all software costs capitalized was $293.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with “Accounting for Income Taxes” which requires an asset and liability approach of accounting for income taxes.  “Accounting for Income Taxes” requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets.  The Company and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.  The Company also files tax returns in Canada and Ireland.

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

See description of revenue recognition policy for construction management and engineering services above in “transit receivables and transit payables.”  Such revenues recognized were approximately 4.2% of total revenues for the year ended December 31, 2011.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Consulting and Staffing Services
Revenues derived from consulting and staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company.  These services are typically billed on a time and material basis.

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

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Revenues are recorded on a gross basis.  Such revenues are not significant for the years ended December 31, 2011 and January 1, 2011.

Concentration

During the fiscal year ended December 31, 2011, United Technologies Corporation and Bruce Power accounted for 12.6% and 10.4% of the Company’s revenues and as of December 31, 2011 represented 15.4% and 5.6% of the Company’s accounts receivable, respectively.  No other customer accounted for 10% or more of the Company’s revenues.  As of December 31, 2011, New York Power Authority (not including transit receivables) and New York City Department of Education represent 18.3% and 10.0% of the Company’s accounts receivable, respectively.  No other customer accounted for 10% or more of the Company’s accounts receivable.  The Company's five, ten and twenty largest customers accounted for approximately 38.2%, 47.7% and 57.7%, respectively, of the Company's revenues for fiscal year ended December 31, 2011.

During the fiscal year ended January 1, 2011, United Technologies Corporation and Bruce Power accounted for 13.3% and 10.8% of the Company’s revenues and as of January 1, 2011 represented 22.1% and 7.9% of the Company’s accounts receivable, respectively.  No other customer accounted for 10% or more of the Company’s revenues or represented 10% or more of the Company’s accounts receivable. The Company's five, ten and twenty largest customers accounted for approximately 36.9%, 44.1% and 54.6%, respectively, of the Company's revenues for fiscal year ended January 1, 2011.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the local currency.  Assets and liabilities are translated at period-end exchange rates.  Income and expense items are translated at weighted average rates of exchange prevailing during the year.  Any translation adjustments are included in the accumulated other comprehensive income account in stockholders’ equity.  Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign exchange transaction gains and losses are included in the results of operations.

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

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $596 and $632 for the fiscal years ended December 31, 2011 and January 1, 2011, respectively.

2.	FISCAL YEAR

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both fiscal years ended January 1, 2011 (fiscal 2010) and December 31, 2011 (fiscal 2011) were a 52-week reporting years.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
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

4. ACCOUNTS RECEIVABLE

The Company’s accounts receivable are comprised as follows:

	December 31, 2011	January 1, 2011
Billed	$28,460	$31,265
Accrued and unbilled	3,143	3,381
Work-in-progress	8,883	7,858
Allowance for doubtful accounts and sales discounts	(1,455)	(1,291)

Accounts receivable, net	$39,031	$41,213

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2011	January 1, 2011
Equipment and furniture	$2,767	$2,734
Computers and systems	5,641	5,869
Leasehold improvements	1,039	1,064
	9,447	9,667

Less: accumulated depreciation and amortization	6,912	6,372

Property and equipment, net	$2,535	$3,295

The Company writes off fully depreciated assets each year.  In the fiscal years ended December 31, 2011 and January 1, 2011, write-offs were $496 and $975, respectively.  For the fiscal years ended December 31, 2011 and January 1, 2011, depreciation expense was $1,034 and $1,202, respectively.

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

The Company’s outstanding Deferred Consideration obligations potentially due after December 31, 2011, which relate to the PSG acquisition and if certain objectives are achieved, could result in the following maximum Deferred Consideration payments:

Period Ending	Amount
December 29, 2012	$175
December 28, 2013	184
Maximum deferred consideration	$359

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6. ACQUISITIONS (CONTINUED)

Future Contingent Payments (Continued)

The Company does not believe that future Earnouts paid, if any, are likely to be material.  The Company’s estimate of the fair value of the total future contingent consideration (Deferred Consideration plus Earnouts, if any) expected to be paid to PSG is $238 at December 31, 2011 and $366 at January 1, 2011, which is reflected as the contingent consideration on the accompanying balance sheet.

7. GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test.If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required.  The Company has determined that the qualitative factors that exist do not suggest that an impairment of goodwill exists.

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

The carrying amount of goodwill for December 31, 2011 and January 1, 2011 for the Company’s Information Technology, Engineering and Specialty Health Care segments were $5,516, $100 and $1,703, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the fiscal years ended December 31, 2011 and January 1, 2011 are as follows:

	Information Technology	Engineering	Specialty Health Care	Total
Balance as of January 2, 2010	$420	$44	$ -	$464

Amortization of intangibles during fiscal 2010	(105)	(34)		(139)

Balance as of January 1, 2011	315	10	-	325

Amortization of intangibles during fiscal 2011	(105)	(10)	-	(115)

Balance as of December 31, 2011	$210	$ -	$ -	$210

Schedule of Intangible Asset by Classes at December 31, 2011:
	Information Technology	Engineering	Specialty Health Care Services	Total
Restricted covenants	$14	$ -	$ -	$14

Customer relationships	196	-	-	196

Balance as of December 31, 2011	$210	$ -	$ -	$210

Expected Future Amortization Expense:
Fiscal Year	Information Technology	Engineering	Specialty Health Care Services	Total
2012	$105	$ -	$ -	$105

2013	105	-	-	105

	$210	$ -	$ -	$210

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.	LINE OF CREDIT

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5.0 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 24, 2011 when the maturity date was extended to August 31, 2016.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.

There were no borrowings during the fiscal year ended December 31, 2011 and fiscal year ended January 1, 2011.  At December 31, 2011 and January 1, 2011, there were letters of credit outstanding for $0.9 million.  At December 31, 2011, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

10.  PER SHARE DATA

The number of common shares used to calculate basic and diluted earnings per share for fiscal years ended December 31, 2011 and January 1, 2011 was determined as follows:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011
Basic shares outstanding	12,976,308	13,053,593
Dilutive effect of stock options	168,092	148,842

Dilutive shares	13,144,400	13,202,435

For the fiscal year ended December 31, 2011, there were 76,900 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the year.

For the fiscal year ended January 1, 2011, there were 660,900 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the year.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.  PER SHARE DATA (CONTINUED)

Unissued shares of common stock were reserved for the following purposes:

	December 31, 2011	January 1, 2011

Exercise of options outstanding	916,594	1,101,594
Future grants of options or shares	437,600	415,600
Shares reserved for employee stock purchase plan	276,957	320,364

Total	1,631,151	1,837,558

11. SHARE BASED COMPENSATION

At December 31, 2011, the Company had five share-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Stock options vest over periods ranging from one to three years and expire within 10 years of issuance. Share-based compensation expense related to awards is amortized over with applicable vesting periods using the straight-line method.

Share-based compensation expense of $110 and $317 was recognized for the fiscal years ended December 31, 2011 and January 1, 2011, respectively.

The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date.  The expected term of option is based on historical stock option exercise experience.  The Company used its historical stock price volatility to compute the expected stock price volatility.  The expected dividend yield is based on the Company’s practice of not paying dividends.  The annual forfeiture rate is based on the Company’s historical experience.  No stock options were granted in the fiscal year ended December 31, 2011.  The Black-Scholes option weighted average assumptions used in the valuation of stock options for the fiscal years ended December 31, 2011 and January 1, 2011 were as follows:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011
Weighted average risk-free interest rate	N/A	2.52%
Expected term of option	N/A	5 years
Expected stock price volatility	N/A	65%
Expected dividend yield	N/A	$0.0
Annual forfeiture rate	N/A	6.12%
Weighted-average grant date fair value	N/A	$1.99

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11. SHARE BASED COMPENSATION (CONTINUED)

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of December 31, 2011, options to purchase 10,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant.  As of December 31, 2011, options to purchase 550,500 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors could award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determined the vesting period at the time of grant.  As of December 31, 2011, options to purchase 233,194 shares of common stock granted under the 2000 Plan were outstanding.

The 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for issuance.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The maximum aggregate number of shares of our common stock with respect to which all grants may be made under the Plan to any individual during any fiscal year is 300,000 shares.  The maximum aggregate number of shares of our common stock that may be subject to grants of stock units, performance shares, stock awards and other stock-based awards made under the Plan to any individual during any calendar year is 350,000 shares.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of December 31, 2011, 437,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 122,900 shares of common stock granted under the 2007 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11. SHARE BASED COMPENSATION (CONTINUED)

As of December 31, 2011, the Company had approximately $44 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Transactions related to all stock options under all plans are as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 2, 2010	1,564,594	$3.87
Options granted	20,000	$3.48
Options exercised, net	(185,495)	$2.64
Options forfeited in cashless exercises	(226,505)	$3.32
Options forfeited/cancelled	(71,000)	$5.07

Options outstanding as of January 1, 2011	1,101,594	$4.10

Options exercisable as of January 1, 2011	887,400	$4.57

Intrinsic value of outstanding stock options as of January 1, 2011	$845

Weighted average grant date fair value of stock options issued during fiscal year ended January 1, 2011	$1.99

Options outstanding as of January 1, 2011	1,101,594	$4.10
Options exercised, net	(71,156)	$3.44
Options forfeited in cashless exercises	(66,344)	$3.44
Options forfeited/cancelled	(47,500)	$3.22

Options outstanding as of December 31, 2011	916,594	$4.24

Options exercisable as of December 31, 2011	774,400	$4.63

Intrinsic value of outstanding stock options as of December 31, 2011	$1,034

Weighted average grant date fair value of stock options issued during fiscal year ended December 31, 2011	N/A

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11. SHARE BASED COMPENSATION (CONTINUED)

A summary of the status of our nonvested stock options outstanding as of December 31, 2011, and changes during the year then ended is presented as follows:

Nonvested Stock Options	Shares	Weighed-Average Grant-Date Fair Value
Nonvested at January 1, 2011	214,194	$1.17
Vested	(45,000)	$1.43
Forfeited	(27,000)	$1.05
Nonvested at December 31, 2011	142,194	$1.12

The following table summarizes information about stock options outstanding at December 31, 2011:

Range of Exercise Prices	Number of Outstanding Options		Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$1.73 - $2.50	147,194	15,000	7.70	7.55	$2.03	$1.78
$3.48 - $4.91	692,500	682,500	3.13	3.06	$4.36	$4.37
$5.26 - $6.91	41,900	41,900	4.04	4.04	$5.68	$5.68
$9.16 - $9.81	35,000	35,000	5.54	5.54	$9.62	$9.62
	916,594	774,400

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001.  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  During the fiscal years ended December 31, 2011 and January 1, 1011, there were 43,407 and 74,172 shares issued under the Purchase Plan for net proceeds of $168 and $149, respectively.  As of December 31, 2011, there were 276,957 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended December 31, 2011 and January 1, 2011 was $58 and $60, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

12.	TREASURY STOCK TRANSACTIONS

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the fiscal year ended December 31, 2011, the Company repurchased 542,389 shares at a total cost of approximately $2.5 million, or an average price of $4.62 per share.  Since the inception of its share repurchase program and through December 31, 2011, the Company has purchased 591,786 shares at a total cost of approximately $2.7 million, or an average price of $4.59.

13.	NEW ACCOUNTING STANDARDS

In September 2011, the FASB amended guidance on the annual goodwill impairment test performed by the Company.  Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required.  If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required.  A company can choose to perform the qualitative assessment on some or none of its reporting entities.  The amended guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted and the Company adopted this guidance for the fiscal year ended December 31, 2011.  The adoption of the amended guidance had no impact on the Company’s Consolidated Financial Statements.

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

In March 2010, the Company closed its Oracle business unit located in southern California.  The closed business unit sold Oracle software applications and provided implementation, hosting and maintenance services for the suite of Oracle and related software applications.   In September 2010, the Company sold its light industrial and clerical staffing business located in southern California and doing business under the name Intertec.  See Note 15 “Discontinued Operations.”  Such businesses have been classified as discontinued operations for all periods presented.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14. SEGMENT INFORMATION – CONTINUING OPERATIONS (CONTINUED)

Fiscal Year Ended December 31, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$53,830	$62,612	$27,369	$ -	$143,811

Cost of services	38,469	46,472	18,134	-	103,075

Selling, general and administrative	14,208	11,081	7,289	-	32,578

Depreciation and amortization	439	571	139	-	1,149

Operating income	$714	$4,488	$1,807	$ -	$7,009

Total assets	$14,742	$27,857	$9,055	$34,524	$86,178
Capital expenditures	$15	$183	$ -	$76	$274

Fiscal Year Ended January 1, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$71,597	$64,558	$25,867	$ -	$162,022

Cost of services	51,316	47,669	16,850	-	115,835

Selling, general and administrative	18,213	10,732	6,880	-	35,825

Depreciation and amortization	511	697	133	-	1,341

Operating income	$1,557	$5,460	$2,004	$ -	$9,021

Total assets	$16,226	$25,382	$9,218	$32,186	$83,012
Capital expenditures	$12	$48	$ -	$41	$101

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14. SEGMENT INFORMATION – CONTINUING OPERATIONS (CONTINUED)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico.  The Company closed its Ireland sales office in December 2011.  Revenues and total assets by geographic area for the fiscal years ended December 31, 2011 and January 1, 2011 are as follows:

	Fiscal Year Ended
	December 31,	January 1,
	2011	2011
Revenues
United States	$118,729	$131,899
Canada	22,880	26,850
Puerto Rico	2,180	3,153
Ireland	22	120
	$143,811	$162,022

Total Assets
United States	$73,314	$69,931
Canada	12,204	11,734
Puerto Rico	654	1,010
Ireland	6	337
	$86,178	$83,012

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.DISCONTINUED OPERATIONS

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

The net assets and liabilities of discontinued operations consist of:

January 1,
2011

Assets: Accounts receivable, net	$2

Total assets	$2

Liabilities: Accounts payable and accrued expenses	$45

Total liabilities	$45

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.	DISCONTINUED OPERATIONS (CONTINUED)

The loss from discontinued operations consists of:

Fiscal Year Ended January 1, 2011
Revenues	$11,689
Cost of services	10,734
Gross profit	955

Operating costs and expenses
Selling, general and administrative	1,825
Depreciation and amortization	41
Loss on disposal of fixed assets	269
2,135

Operating loss from discontinued operations	(1,180)

Income tax benefit	480

Net operating loss from discontinued operations	(700)

Gain on sale of discontinued operations, net of tax expense of $65	78

Net loss from discontinued operations	($622)

16.   INCOME TAXES

The components of income tax expense from continuing operations are as follows:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011
Current
Federal	$1,058	$57
State and local	392	990
Foreign	340	1,120

	1,790	2,167
Deferred
Federal	603	312
State	175	91
Foreign	85	-

	863	403

Total	$2,653	$2,570

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.   INCOME TAXES (CONTINUED)

The income tax provisions for continuing operations reconciled to the tax computed at the statutory Federal rate was:

	December 31, 2011	January 1, 2011
Tax at statutory rate (credit)	34.0%	34.0%
State income taxes, net of Federal income tax benefit	5.4	8.0
Goodwill and intangible asset tax deduction	-	(14.9)
Permanent differences	(1.5)	2.0
Foreign income tax rate	0.2	(0.7)
Net operating loss carryforward	(6.8)	-
Liability for amended return	6.8	-
Other, net	0.2	0.2
Total income tax expense	38.3%	28.6%

A reconciliation of the unrecognized tax benefits for the years ended January 1, 2011 and December 31, 2011:

Unrecognized Tax Benefits

Balance as of January 1, 2011	$0
Additions for current year tax positions	473

Balance as of December 31, 2011	$473

Unrecognized tax benefits amounted to $473 at December 31, 2011 which related to a refund received as the result of utilization of net operating loss carryforward. The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits will not change during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company's current estimate to change materially in the future.

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes.  The amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $473.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.   INCOME TAXES (CONTINUED)

At December 31, 2011 and January 1, 2011, deferred tax assets and liabilities consist of the following:

	December 31, 2011	January 1, 2011
Deferred tax assets:
Allowance for doubtful accounts	$582	$516
Acquisition amortization, net	2,764	3,303
Reserves and accruals	477	622
Other	-	22
Total deferred tax assets	3,823	4,463

Deferred tax liabilities:
Prepaid expense deferral	(394)	(333)
Bonus depreciation to be reversed	(78)	-
Canada deferred tax liability, net	(85)	-
Total deferred tax liabilities	(557)	(333)
Total deferred tax assets, net	$3,266	$4,130

The consolidated effective income tax rate for the current year was 38.3% as compared to 28.6% for the comparable prior year period.  Income tax expense from continuing operations for the fiscal year ended December 31, 2011 was reduced by $0.2 million due to a $0.6 million write-off of an investment in the Company’s Ireland subsidiary, a discreet benefit of $0.5 million resulting from a prior year amended return because of changed tax strategy with respect to a foreign tax credit, a $0.2 million reduction for an AMT credit carry forward from a prior year offset by a $0.5 million tax liability attributable to a refund received.  The comparable prior year period was reduced $1.3 due to a permanent tax difference recognized due the goodwill and intangible asset write-off associated with a closed subsidiary (the goodwill and intangible asset balance was written off for book purposes in 2008).  Before considering these adjustments, the consolidated effective income tax rate for income from continuing operations was 43.7% for the fiscal year ended December 31, 2011 as compared to 43.5% for the comparable prior year period.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada and Puerto Rico. The Company closed its Ireland office in December 2011.  The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2007.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2008.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

17.	CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.3 million and $0.6 million as of December 31, 2011 and January 1, 2011, respectively.  Asserted claims in these matters seek approximately $13.4 million in damages as of December 31, 2011.

The Company is also subject to other potential legal claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

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

19. RETIREMENT PLANS

Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada and Puerto Rico (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for fiscal years ended December 31, 2011 and January 1, 2011 were $59 and $395, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

20. COMMITMENTS

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt, which currently provides for an annual base salary of $0.7 million and other customary benefits. In addition, the agreement provides that Mr. Kopyt’s annual bonus be based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The agreement expires on February 28, 2015.  The employment agreement is terminable by the Company upon Mr. Kopyt’s death or disability, or for “good and sufficient cause,” as defined in the agreement.

Termination Benefits Agreement

The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Benefits Agreement”).  Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt's employment is extended for five years (the “Extended Term”). If Mr. Kopyt's employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt's salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 31, 2011, Mr. Kopyt would have been entitled to cash payments of approximately $5.9 million (representing salary and excise tax payments).  A Change in Control as defined in the Benefits Agreement does not include a transaction whereby the Company sells, exchanges, transfers or otherwise disposes of substantially all of the assets in a transaction approved by at least two-thirds of the Board of Directors.

Severance Agreement

The Company is party to a Severance Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Severance Agreement”). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt’s employee benefits for a specified time after his service with the Company is terminated other than “for cause,” as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his employment agreement and the Benefits Agreement, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 31, 2011, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $4.0 million, inclusive of employee benefits.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

20. COMMITMENTS (CONTINUED)

Operating Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2015.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms in excess of one year, exclusive of operating escalation charges, are as follows:

Fiscal Years	Amount
2012	$2,905
2013	1,452
2014	586
2015	335
Thereafter	304
Total	$5,582

The Company’s Parsippany, NJ lease of approximately 28,000 square feet expires in June 2012.  As of February 22, the Company currently subleases approximately 12,000 square feet in this location.  The Company is currently negotiating a lease of approximately 14,000 square feet with either its current landlord or a new landlord for periods of up to eight years.

Rent expense for the fiscal years ended December 31, 2011 and January 1, 2011 was $3,080 and $2,843, respectively.

The Company subleases space to other tenants at various office locations under cancelable lease agreements.  During the fiscal years ended December 31, 2011 and January 1, 2011 payments of approximately $337 and $340, respectively, were received under these leasing arrangements.  The Company offsets these payments against its rent expense for reporting purposes.

21. RELATED PARTY TRANSACTIONS

Richard Machon, RCM Director, from time to time provides consulting services to the Company or for clients of the Company through Mr. Machon’s company, Machon & Associates.  The Company paid Machon & Associates $30 and $22 during the fifty two weeks ended December 31, 2011 and January 1, 2011, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

22. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal Year Ended December 31, 2011

	Sales	Gross Profit	Operating Income	Income from Continuing Operations	Diluted Income from Continuing Operations Per Share
1st Quarter	$38,706	$11,050	$2,057	$1,175	$0.09
2nd Quarter	36,514	10,460	2,023	1,242	$0.09
3rd Quarter	33,559	9,098	742	724	$0.06
4th Quarter	35,032	10,128	2,187	1,137	$0.09

Total	$143,811	$40,736	$7,009	$4,278	$0.33

Fiscal Year Ended January 1, 2011

	Sales	Gross Profit	Operating Income	Income from Continuing Operations	Diluted Income from Continuing Operations Per Share
1st Quarter	$45,329	$12,345	$2,088	$2,427	$0.19
2nd Quarter	42,811	12,457	2,770	1,650	$0.12
3rd Quarter	37,489	10,623	1,882	1,171	$0.09
4th Quarter	36,393	10,762	2,281	1,169	$0.09

Total	$162,022	$46,187	$9,021	$6,417	$0.49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RCM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries (the Company) as of December 31, 2011 and January 1, 2011 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the fiscal years then ended. Our audits also included Schedule II for the fiscal years ended December 31, 2011 and January 1, 2011 listed in the index at Part IV, Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 31, 2011 and  January 1, 2011, and the consolidated results of their operations and their consolidated cash flows for the fiscal years ended December 31, 2011 and January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, schedule II for the fiscal years ended December 31, 2011 and January 1, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

EisnerAmper LLP
Edison, New Jersey
February 22, 2012

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended December 31, 2011 and January 1, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Fiscal Year Ended December 31, 2011

Allowance for doubtful accounts on trade receivables	$1,291	$311	$147	$1,455

Provision for contingencies for legal matters	$638	$271	$569	$340

Fiscal Year Ended January 1, 2011

Allowance for doubtful accounts on trade receivables	$1,188	$319	$216	$1,291

Provision for contingencies for legal matters	$725	$101	$188	$638

EXHIBIT INDEX

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of EisnerAmper LLP.

(31.1)	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

**(101.INS)	XBRL Instance Document

**(101.SCH)	XBRL Taxonomy Extension Schema Document

**(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

**(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

**(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Documents

**(101.DEF)	XBRL Taxonomy Definition Linkbase Document

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Business Support Group of Michigan, Inc.
Cataract, Inc.
Programming Alternatives of Minnesota, Inc.
RCM Technologies Canada Corp.
RCM Technologies Ireland Ltd.
RCM Technologies Ireland Holding Ltd.
RCM Technologies (USA), Inc.
RCMT Delaware, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RCM Technologies, Inc.

We consent to the incorporation by reference of our report dated February 22, 2012 with respect to our audits of the December 31, 2011 and January 1, 2011 consolidated financial statements and schedule II included in the Annual Report of RCM Technologies, Inc. on Form 10-K for the fiscal year ended December 31, 2011 in the Registration Statements of RCM Technologies, Inc. on Forms S-8 (File No. 333-165482, effective March 15, 2010, File No. 333-145904, effective September 6, 2007, File No. 333-61306, effective April 21, 1993, File No. 333-80590, effective June 22, 1994, File No. 333-48089, effective March 17, 1998, File No. 333-52206, effective December 19, 2000 and File No. 333-52480, effective December 21, 2000).

/s/ EisnerAmper LLP
EisnerAmper LLP
Edison, New Jersey
February 22, 2012

EXHIBIT 31.1

CERTIFICATION REQUIRED BY
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

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

Date: February 22, 2012	/s/	Leon Kopyt
Leon Kopyt Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION REQUIRED BY
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

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

Date: February 22, 2012	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer, and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Leon Kopyt
Leon Kopyt Chief Executive Officer February 22, 2012

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer February 22, 2012

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.