Form 10-Q
period 2012-05-01
RCM TECHNOLOGIES INC
filed 2012-05-02
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, $0.05 par value, 12,712,272 shares outstanding as of May 1, 2012.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Consolidated Statements of Income for the Thirteen Week Periods Ended March 31, 2012 and April 2, 2011	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Thirteen Week Period Ended March 31, 2012 and Unaudited Consolidated Statements of Comprehensive Income for the Thirteen Week Periods Ended March 31, 2012 and April 2, 2011	5

	Unaudited Consolidated Statements of Cash Flows for the Thirteen Week Periods Ended March 31, 2012 and April 2, 2011	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		33

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$31,478	$28,417
Accounts receivable, net	39,787	39,031
Transit accounts receivable	1,159	3,029
Prepaid expenses and other current assets	2,320	2,087
Deferred income tax assets, domestic	666	665
Total current assets	75,410	73,229

Property and equipment, net	2,355	2,535

Other assets:
Deposits	273	199
Goodwill	7,319	7,319
Intangible assets, net	184	210
Deferred income tax assets, domestic	2,550	2,686
Total other assets	10,326	10,414

Total assets	$88,091	$86,178

Current liabilities:
Accounts payable and accrued expenses	$4,860	$5,107
Transit accounts payable	2,087	3,030
Accrued payroll and related costs	7,292	5,831
Income taxes payable	826	226
Deferred income tax liability, foreign	87	85
Contingent consideration	11	11
Total current liabilities	15,163	14,290

Contingent consideration	184	227

Total liabilities	15,347	14,517

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,391,109 shares issued and 12,744,561 shares outstanding at March 31, 2012 and 13,335,008 shares issued and 12,743,222 shares outstanding at December 31, 2011	669	666
Additional paid-in capital	108,482	108,203
Accumulated other comprehensive income	1,341	1,306
Accumulated deficit	(34,742)	(35,801)
Treasury stock (646,548 shares at March 31, 2012 and 591,786 at December 31, 2011, at cost)	(3,006)	(2,713)
Total stockholders' equity	72,744	71,661

Total liabilities and stockholders’ equity	$88,091	$86,178

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen Week Periods Ended March 31, 2012 and April 2, 2011 (Unaudited) (In thousands, except per share amounts)

	Thirteen Week Periods Ended
	March 31, 2012	April 2, 2011

Revenues	$38,206	$38,706
Cost of services	27,921	27,656
Gross profit	10,285	11,050

Operating costs and expenses
Selling, general and administrative	8,231	8,684
Depreciation and amortization	278	309
	8,509	8,993

Operating income	1,776	2,057

Other (expense) income
Interest expense and other, net	(11)	(8)
Reduction in contingent consideration	43	-
Gain (loss) on foreign currency transactions	1	(12)
	33	(20)

Income before income taxes	1,809	2,037
Income tax expense	750	862

Net income	$1,059	$1,175

Basic and diluted net earnings per share	$0.08	$0.09

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirteen Week Period Ended March 31, 2012 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 31, 2011	13,335,008	$666	$108,203	$1,306	($35,801)	591,786	($2,713)	$71,661

Issuance of stock under employee stock purchase plan	13,901	1	60					61
Translation adjustment				35				35
Issuance of stock upon exercise of stock options	42,200	2	205					207
Stock based compensation expense			14					14
Common stock repurchase						54,762	(293)	(293)
Net income					1,059			1,059

Balance, March 31, 2012	13,391,109	$669	$108,482	$1,341	($34,742)	646,548	($3,006)	$72,744

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Week Periods Ended March 31, 2012 and April 2, 2011 (Unaudited) (In thousands)

	March 31,	April 2,
	2012	2011

Net income	$1,059	$1,175
Foreign currency translation adjustment	35	138
Comprehensive income	$1,094	$1,313

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended March 31, 2012 and April 2, 2011 (Unaudited) (In thousands)

	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$1,059	$1,175

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278	308
Reduction of contingent consideration	(43)	-
Stock-based compensation expense	14	23
Provision for (reduction of) allowance for doubtful accounts	4	(103)
Deferred income tax expense	137	-
Changes in assets and liabilities:
Accounts receivable	(681)	(475)
Transit accounts receivable	1,869	-
Prepaid expenses and other current assets	(197)	(277)
Accounts payable and accrued expenses	(275)	(86)
Transit accounts payable	(942)	-
Accrued payroll and related costs	1,429	973
Income taxes payable	601	370
Total adjustments	2,194	733
Net cash provided by operating activities	3,253	1,908

Cash flows from investing activities:
Property and equipment acquired	(73)	(67)
Increase in deposits	(74)	(43)
Net cash used in investing activities	(147)	(110)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	61	84
Exercise of stock options	207	23
Common stock repurchases	(293)	(655)
Net cash used in financing activities	(25)	(548)
Effect of exchange rate changes on cash and cash equivalents	(20)	(9)
Increase in cash and cash equivalents	3,061	1,241
Cash and cash equivalents at beginning of period	28,417	24,704

Cash and cash equivalents at end of period	$31,478	$25,945

Supplemental cash flow information:
Cash paid for:
Interest	$20	$24
Income taxes	$69	$521

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week periods ended March 31, 2012 or April 1, 2011 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 31, 2011 was a 52-week reporting year.  The first fiscal quarter of 2012 and the first fiscal quarter of 2011 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
March 31, 2012	Thirteen	Thirteen
April 2, 2011	Thirteen	Thirteen

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	March 31, 2012	December 31, 2011
Billed	$27,692	$28,460
Accrued and unbilled	3,219	3,143
Work-in-progress	10,335	8,883
Allowance for doubtful accounts and sales discounts	(1,459)	(1,455)

Accounts receivable, net	$39,787	$39,031

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

Property and equipment are comprised of the following:

	March 31, 2012	December 31, 2011
Equipment and furniture	$2,452	$2,767
Computers and systems	4,974	5,641
Leasehold improvements	883	1,039
	8,309	9,447

Less: accumulated depreciation and amortization	5,954	6,912

Property and equipment, net	$2,355	$2,535

The Company periodically writes off fully depreciated assets.  The Company wrote off fully depreciated assets of $1,211 and $443 for the thirteen week periods ended March 31, 2012 and April 2, 2011, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions

General
The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  In general, the future contingent consideration amounts have fallen into one of two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

Future Contingent Payments
The Company has one active acquisition agreement relating to the acquisition of the assets of Project Solutions Group, Inc. (“PSG”) in 2009 whereby future contingent consideration may be earned and paid.  The Company, at the time of the PSG acquisition, determined that the fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition was approximately $0.4 million and was included in the allocation of the purchase price.  The amount actually paid may substantially exceed the estimated fair value.

The Company’s outstanding Deferred Consideration which relate to the PSG acquisition obligations potentially due after March 31, 2012 could, if certain objectives are achieved, result in the following maximum Deferred Consideration payments:

Period Ending	Amount
December 29, 2012	$11
December 28, 2013	184
Maximum deferred consideration	$195

The Company does not believe that future Earnouts paid, if any, are likely to be material.  The Company’s estimate of the fair value of the total future contingent consideration (Deferred Consideration plus Earnouts, if any) expected to be paid to PSG is $195 at March 31, 2012, which is reflected as the contingent consideration on the accompanying balance sheet.

During the thirteen week period ended March 31, 2012, the Company reduced its liability for contingent consideration by $43, which is reflected in other income.  No consideration was paid during the thirteen week periods ended March 31, 2012 and April 1, 2011.

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

The carrying amount of goodwill for March 31, 2012 and December 31, 2011 for the Company’s Information Technology, Engineering and Specialty Health Care segments were $5,516, $100 and $1,703, respectively.

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

The following table reflects the components of intangible assets, all of which relate to the IT segment, excluding goodwill:

Total
Balance as of December 31, 2011	$210

Amortization of intangibles during the thirteen week period ended March 31, 2012	26

Balance as of March 31, 2012	$184

The Company periodically writes off fully amortized intangible assets.  The Company wrote off fully amortized intangibles of $171 and $0 for the thirteen week periods ended March 31, 2012 and April 2, 2011, respectively.

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

There were no borrowings during the thirteen week periods ended March 31, 2012 and April 2, 2011.  At March 31, 2012 and April 2, 2011, there were letters of credit outstanding for $0.9 million.  At March 31, 2012, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of common shares used to calculate basic and diluted earnings per share for the thirteen week periods ended March 31, 2012 and April 2, 2011 was determined as follows:

	Thirteen Week Periods Ended
	March 31, 2012	April 2, 2011

Basic weighted average shares outstanding	12,752,326	13,084,488
Dilutive effect of outstanding stock options	210,802	153,125

Weighted average dilutive shares outstanding	12,963,128	13,237,613

There were 62,500 and 194,400 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.

Unissued shares of common stock were reserved for the following purposes:

	March 31, 2012	December 31, 2011

Exercise of options outstanding	878,094	916,594
Future grants of options or shares	417,600	437,600
Shares reserved for employee stock purchase plan	263,056	276,957

Total	1,558,750	1,631,151

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation

At March 31, 2012, the Company had four share-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance. Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $14 and $23 was recognized for the thirteen week periods ended March 31, 2012 and April 2, 2011, respectively.

There were 20,000 options granted during the thirteen week period ended March 31, 2012 and no options granted during the thirteen week period ended April 2, 2011.  Activity regarding outstanding options for the thirteen week period ended March 31, 2012 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2011	916,594	$4.24
Options granted	20,000	$5.40
Options exercised	(42,200)	$4.91
Options forfeited/cancelled	(16,300)	$4.24

Options outstanding as of March 31, 2012	878,094	$4.24

Options outstanding price range at March 31, 2012	$1.73 - $9.81

Options exercisable as of March 31, 2012	722,400	$4.59

Intrinsic value of outstanding stock options as of March 31, 2012	$1,316

Intrinsic value of stock options exercised for the thirteen week period ended March 31, 2012	$26

Incentive Stock Option Plans

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of the Company’s common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of March 31, 2012, options to purchase 10,000 shares of common stock granted under the 1994 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of March 31, 2012, options to purchase 511,000 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of March 31, 2012, options to purchase 214,194 shares of common stock granted under the 2000 Plan were outstanding.

The 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of March 31, 2012, 417,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 142,900 shares of common stock granted under the 2007 Plan were outstanding.

As of March 31, 2012, the Company had approximately $63 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation (Continued)

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of January 1, 2012) was 13,901.  As of March 31, 2012, there were 263,056 shares available for issuance under the Purchase Plan.

12.	Treasury Stock Transactions

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the thirteen week period ended March 31, 2012, the Company repurchased 54,762 shares at a total cost of approximately $293, or an average price of $5.35 per share.  Since the inception of its share repurchase program and through March 31, 2012, the Company has purchased 646,548 shares at a total cost of approximately $3.0 million, or an average price of $4.65.

13.	New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen week period ended March 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of material significance, or have potential material significance to the Company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.)

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended March 31, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$13,754	$16,626	$7,826	$ -	$38,206

Cost of services	9,788	12,775	5,358	-	$27,921

Selling, general and administrative	3,551	2,782	1,898	-	$8,231

Depreciation and amortization	100	144	34	-	$278

Operating income	$315	$925	$536	$ -	$1,776

Total assets	$15,425	$24,755	$10,302	$37,609	$88,091
Capital expenditures	$46	$27	$ -	$ -	$73

Thirteen Week Period Ended April 2, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$15,246	$16,166	$7,294	$ -	$38,706

Cost of services	11,004	11,715	4,937	-	27,656

Selling, general and administrative	3,886	2,923	1,875	-	8,684

Depreciation and amortization	118	155	36	-	309

Operating income	$238	$1,373	$446	$ -	$2,057

Total assets	$15,520	$24,960	$10,813	$33,948	$85,241
Capital expenditures	$ -	$5	$ -	$62	$67

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Revenues from continuing operations reported for each operating segment are from external customers.

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. The Company closed its Ireland sales office in December 2011.  Revenues by geographic area for the thirteen week periods ended March 31, 2012 and April 2, 2011 are as follows:

	Thirteen Week Periods Ended
	March 31, 2012	April 2, 2011
Revenues
U. S.	$32,193	$31,703
Canada	5,200	6,478
Puerto Rico	813	515
Ireland	-	10
	$38,206	$38,706

Total assets by geographic area as of the reported periods are as follows:

	March 31, 2012	April 2, 2011
Total assets
U. S.	$73,792	$71,110
Canada	13,319	13,026
Puerto Rico	980	774
Ireland	-	331
	$88,091	$85,241

15.	Income Taxes

The effective income tax rate for income from continuing operations was 41.5% for the thirteen week period ended March 31, 2012.  The current period effective tax rate is comprised of an estimated effective tax rate of 42.3% in the United States partially offset by an effective tax rate of 21.4% in Canada.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.2 million and $0.3 million as of March 31, 2012 and December 31, 2011, respectively.  Asserted claims in these matters seek approximately $13.4 million in damages as of March 31, 2012.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.	Stockholder Rights Plan

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

The Company experienced a slight decrease in revenues during the thirteen week period ended March 31, 2012 as compared to the comparable prior year period. The revenue decrease was primarily attributable to the residual impact from subpar performance in the Company’s Information Technology segment in 2011 and offset by increases in the Company’s Engineering and Specialty Health Care segments as further discussed in the Segment Discussion below.  While the Company believes general economic conditions and overall market conditions for its Information Technology and Specialty Health Care segments have improved slightly from their recessionary lows, the Company is cautious regarding expectations for the remainder of 2012 as the Company believes that any general economic or market recovery may be slow and/or tenuous.

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

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services. Pursuant to these agreements, the Company: a) engages subcontractors to provide construction services; b) typically earns a fixed percentage of the total project value as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractors or transit costs. In those situations, the Company charges the client a management fee, which is reported as net revenue when earned. During the thirteen week period ended March 31, 2012, the total gross billings, including both transit cost billings and the Company’s earned fees, was $8.1 million for which the Company recognized $2.0 million of its net management fee as revenue.

Under the terms of the agreements, the Company is not required to pay the subcontractor until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  Transit accounts payable will occasionally exceed transit accounts receivable due to timing differences.  The transit accounts receivable was $1.2 million and related transit accounts payable was $2.1 million as of March 31, 2012.

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

Accounting for Stock Options

The Company uses stock options to attract, retain and reward employees for long-term service.  The Company follows “Share Based Payment,” which requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements.  This compensation cost is measured based on the fair value of the equity issued.  The Company measures stock-based compensation cost using the Black-Scholes option pricing model.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of March 31, 2012, the Company had domestic short term deferred tax income assets of $0.7 million, total domestic long term net deferred income tax assets of $2.6 million and foreign deferred income tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

Thirteen Week Period Ended March 31, 2012 Compared to Thirteen Week Period Ended April 2, 2011

A summary of operating results for the thirteen week periods ended March 31, 2012 and April 2, 2011 is as follows (in thousands):

	March 31, 2012		April 2, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$38,206	100.0	$38,706	100.0
Cost of services	27,921	73.1	27,656	71.5
Gross profit	10,285	26.9	11,050	28.5

Selling, general and administrative	8,231	21.5	8,684	22.4
Depreciation and amortization	278	0.7	309	0.8
	8,509	22.2	8,993	23.2

Operating income from continuing operations	1,776	4.7	2,057	5.3
Other income (expense), net	33	0.1	(20)	0.0

Income before income taxes	1,809	4.8	2,037	5.3
Income tax expense	750	2.0	862	2.2

Net income	$1,059	2.8	$1,175	3.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year to date reporting periods ended March 31, 2012 and April 2, 2011 consisted of thirteen weeks each.

Revenues.  Revenues decreased 1.3%, or $0.5 million, for the thirteen week period ended March 31, 2012 as compared to the thirteen week period ended April 2, 2011 (the “comparable prior year period”).  Revenues decreased $1.5 million in the Information Technology segment, increased $0.5 million in the Engineering segment, and increased $0.5 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 31, 2012 Compared to Thirteen Week Period Ended April 2, 2011 (Continued)

Cost of Services.  Cost of services increased 0.1%, or $0.3 million, for the thirteen week period ended March 31, 2012 as compared to the comparable prior year period. Cost of services as a percentage of revenues increased to 73.1% for the thirteen week period ended March 31, 2012 from 71.5% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work and higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 5.2%, or $0.5 million, for the thirteen week period ended March 31, 2012 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 21.5% for the thirteen week period ended March 31, 2012 as compared to 22.4% for the comparable prior year period.  The decrease in SGA expenses and SGA expenses as a percentage of revenues was primarily due to a concerted effort by the Company to reduce SGA expenses. The primary components of the reduction include labor and related expenses and professional fees.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.

Income Tax Expense.  The Company experienced $0.8 million of income tax expense from continuing operations for the thirteen week period ended March 31, 2012 as compared to $0.9 million for the comparable prior year period.  The consolidated effective income tax rate for the current year was 41.5% as compared to 42.3% for the comparable prior year period. The decreases in the consolidated effective tax rate was primarily due to decreases in the Canadian tax rates and a one-time positive permanent difference associated with the non-taxable write-down of contingent consideration.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 31, 2012 Compared to Thirteen Week Period Ended April 2, 2011 (Continued)

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $13.8 million in the thirteen week period ended March 31, 2012 decreased $1.5 million, or 9.8%, as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to the residual impact from poor execution by its sales generation team in 2011, which the Company has taken, and continues to take, steps to remediate. The Company is encouraged by the early indications regarding its sales generation remediation steps in the Information Technology segment as revenues increased by $1.1 million in the thirteen weeks ended March 31, 2012 as compared to the thirteen weeks ended December 31, 2011. The Information Technology segment operating income was $0.3 million for the thirteen week period ended March 31, 2012 as compared to $0.2 million in the comparable prior year period.  The increase in operating income was due to improvements in the Company’s cost of sales as a percentage of revenues and a reduction in SGA expenses.

Engineering

Engineering revenues of $16.6 million in the thirteen week period ended March 31, 2012 increased $0.5 million, or 2.8%, as compared to the comparable prior year period. The Company’s Powers Systems USA, Facilities Design and Aerospace divisions increased by $0.8 million, $0.6 million and $0.3 million, respectively, offset by a decrease of $1.2 million in its Canadian Engineering division.  The Company believes the revenue decrease for its Canadian Engineering division is due mainly to procedural client delays.  The Company believes that its Canadian Engineering division clients will award significant contracts to the Company in 2012 and that revenue levels will increase in the second half of 2012.  The Engineering segment operating income was $0.9 million for the thirteen week period ended March 31, 2012 as compared to $1.4 million in the comparable prior year period.  The decrease in operating income was primarily due to an increase in cost of services as a percentage of revenues to 76.8% for the thirteen week period ended March 31, 2012 as compared to 72.5% in the comparable prior year period.  The increase in cost of services as a percentage of revenues was primarily due to increases in non-billable labor in the Company’s Canadian Engineering division since that division had a heightened need for non-billable proposal preparation and needs to maintain its highly trained workforce for expected increases in demand for services in the second half of fiscal 2012. The Company believes it will see decreased cost of services as a percentage of revenues during the second half of 2012.

Specialty Health Care

Specialty Health Care revenues of $7.8 million in the thirteen week period ended March 31, 2012 increased $0.5 million, or 7.3%, as compared to the comparable prior year period. The increase was primarily due to the Company’s concerted efforts to expand its geographic reach. The Specialty Health Care segment operating income was $0.5 million for the thirteen week period ended March 31, 2012 as compared to $0.4 million for the comparable prior year period.  The increase in operating income was due to increased revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	March 31, 2012	April 2, 2011
Cash provided by (used in):
Operating activities	$3,253	$1,908
Investing activities	($147)	($110)
Financing activities	($25)	($548)

Operating Activities
Operating activities provided $3.3 million of cash for the thirteen week period ended March 31, 2012 as compared to $1.9 million in the comparable prior year period.  The major components of the cash provided by operating activities in the thirteen week period ended March 31, 2012 and the comparable prior year period are as follows: net income and changes in accounts receivable, net of transit accounts payable and transit accounts receivable, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirteen week period ended March 31, 2012 was $1.1 million as compared to $1.2 million for the comparable prior year period. An increase in accounts receivables in the thirteen week period ended March 31, 2012 used $0.7 million as compared to using $0.5 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the thirteen week period ended March 31, 2012 to increased revenues offset by efforts to improve the Company’s days’ sales outstanding. The Company’s net of transit accounts payable and transit accounts receivable generated $0.9 million in the thirteen week period ended March 31, 2012, as compared to no activity in the comparable prior year period. The transit accounts payable temporarily exceeds transit accounts receivable, but is expected to reach equal levels shortly after March 31, 2012.

A decrease in accounts payable and accrued expenses in the thirteen week period ended March 31, 2012 used $0.3 million as compared to using $0.1 million in the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase to accrued payroll and related costs in the thirteen week period ended March 31, 2012 provided $1.4 million as compared to providing $1.0 million in the comparable prior year period.  The increase in accrued payroll and related costs during the thirteen week period ended March 31, 2012 primarily relates to the timing of the company’s bi-weekly payroll in normal course of business.

Investing Activities
Investing activities used cash of $0.1 million for the thirteen week period ended March 31, 2012 and for the comparable prior year period.  The cash used by investing activities was attributable to $0.1 million in increases to deposits for leased office space. The Company anticipates upgrading its ERP system sometime in 2012 and, depending on what system is selected, it may see a significant rise in expenditures for property and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities
Financing activities on a net basis used a minimal amount of cash for the thirteen week period ended March 31, 2012 as compared to using $0.5 million for the comparable prior year period. The primary use of cash was $0.3 million for the Company’s share repurchase program which was offset by the cash provided by the exercise of stock options and issuance of stock under the Company’s employee stock purchase plan of $0.2 million and $0.1 million, respectively.

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

There were no borrowings during the thirteen week periods ended March 31, 2012 and April 2, 2011.  At March 31, 2012 and December 31, 2011, there were letters of credit outstanding for $0.9 million.  At March 31, 2012, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

As of March 31, 2012, $5.5 million of the $31.5 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries.

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

Liquidity and Capital Resources (Continued)

Commitments - (Continued)
The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it will begin to upgrade its current ERP system sometime in 2012 and depending on what system is selected, it may see a significant rise in expenditures for property and equipment. The Company's current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through October 2018.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2012 (after March 31, 2012)	$2,321
2013	1,772
2014	912
2015	677
2016	565
2017	413
2018	282
Total	$6,942

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

The Company’s outstanding Deferred Consideration obligations potentially due after March 31, 2012, which relate to the PSG acquisition, could result in the following maximum Deferred Consideration payments ($ in thousands):

Year Ending	Amount
December 29, 2012	$11
December 28, 2013	184
Maximum deferred consideration	$195

The Company does not believe that future Earnouts to be paid, if any, are likely to be material.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of March 31, 2012, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

See discussion of Contingencies in Note 16 to the Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated in the Company’s Quarterly Report for the fiscal quarter ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchases of common stock during the first quarter of 2011 under the share repurchase program authorized by our Board of Directors in February 2010 and extended in February 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	23,777	$5.20	23,777	$4,663,000
February 1 – February 29	-	$ -	-	-
March 1 – March 31	30,985	$5.47	30,985	$4,493,000
Total	54,762	$5.35	54,762	$4,493,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chairman, President and Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: May 1, 2012	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 1, 2012	By: /s/ Kevin Miller
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

Date: May 1, 2012	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: May 1, 2012	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
Chairman, President and Chief Executive Officer

Date:  May 1, 2012

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  May 1, 2012