Form 10-Q
period 2012-06-30
RCM TECHNOLOGIES INC
filed 2012-08-14
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, $0.05 par value, 12,037,497 shares outstanding as of August 13, 2012.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Consolidated Statements of Income for the Thirteen and Twenty-Six Week Periods Ended June 30, 2012 and July 2, 2011	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Twenty-Six Week Period Ended June 30, 2012 and Unaudited Consolidated Statements of Comprehensive Income for the Twenty-Six Week Periods Ended June 30, 2012 and July 2, 2011	5

	Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended June 30, 2012 and July 2, 2011	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signatures		36

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$29,152	$28,417
Accounts receivable, net	39,986	39,031
Transit accounts receivable	4,565	3,029
Prepaid expenses and other current assets	2,677	2,087
Deferred income tax assets, domestic	669	665
Total current assets	77,049	73,229

Property and equipment, net	2,162	2,535

Other assets:
Deposits	273	199
Goodwill	7,319	7,319
Intangible assets, net	158	210
Deferred income tax assets, domestic	2,414	2,686
Total other assets	10,164	10,414

Total assets	$89,375	$86,178

Current liabilities:
Accounts payable and accrued expenses	$4,207	$5,107
Transit accounts payable	9,079	3,030
Accrued payroll and related costs	5,644	5,831
Income taxes payable	719	226
Deferred income tax liability, foreign	87	85
Contingent consideration	11	11
Total current liabilities	19,747	14,290

Contingent consideration	184	227

Total liabilities	19,931	14,517

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,399,854 shares issued and 12,058,054 shares outstanding at June 30, 2012 and 13,335,008 shares issued and 12,743,222 shares outstanding at December 31, 2011	670	666
Additional paid-in capital	108,553	108,203
Accumulated other comprehensive income	1,241	1,306
Accumulated deficit	(34,237)	(35,801)
Treasury stock (1,341,800 shares at June 30, 2012 and 591,786 at December 31, 2011, at cost)	(6,783)	(2,713)
Total stockholders' equity	69,444	71,661

Total liabilities and stockholders’ equity	$89,375	$86,178

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen and Twenty-Six Week Periods Ended June 30, 2012 and July 2, 2011 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Revenues	$35,753	$36,514	$73,959	$75,220
Cost of services	26,097	26,054	54,018	53,709
Gross profit	9,656	10,460	19,941	21,511

Operating costs and expenses
Selling, general and administrative	8,382	8,158	16,613	16,842
Depreciation and amortization	259	279	537	588
	8,641	8,437	17,150	17,430

Operating income	1,015	2,023	2,791	4,081

Other (expense) income
Interest expense and other, net	(10)	(8)	(21)	(16)
Reduction in contingent consideration	-	-	43	-
Gain on foreign currency transactions	6	32	7	19
	(4)	24	29	3

Income before income taxes	1,011	2,047	2,820	4,084
Income tax expense	506	805	1,256	1,667

Net income	$505	$1,242	$1,564	$2,417

Basic net earnings per share	$0.04	$0.10	$0.12	$0.18

Diluted net earnings per share	$0.04	$0.09	$0.12	$0.18

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Twenty-Six Week Period Ended June 30, 2012 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 31, 2011	13,335,008	$666	$108,203	$1,306	($35,801)	591,786	($2,713)	$71,661

Issuance of stock under employee stock purchase plan	13,901	1	60					$61
Translation adjustment				(65)				(65)
Issuance of stock upon exercise of stock options	50,945	3	236					239
Stock based compensation expense			54					54
Common stock repurchase						750,014	(4,070)	(4,070)
Net income					1,564			1,564

Balance, June 30, 2012	13,399,854	$670	$108,553	$1,241	($34,237)	1,341,800	($6,783)	$69,444

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Week Periods Ended June 30, 2012 and July 2, 2011 (Unaudited) (In thousands)

	June 30,	July 2,
	2012	2011

Net income	$1,564	$2,417
Foreign currency translation adjustment	(65)	97
Comprehensive income	$1,499	$2,514

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended June 30, 2012 and July 2, 2011 (Unaudited) (In thousands)

	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$1,564	$2,417

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	537	588
Reduction of contingent consideration	(43)	-
Stock-based compensation expense	54	50
Provision for (reduction of) allowance for doubtful accounts	277	(35)
Deferred income tax expense	268	267
Changes in assets and liabilities:
Accounts receivable	(1,324)	(1,812)
Transit accounts receivable	(1,537)	-
Prepaid expenses and other current assets	(592)	(434)
Accounts payable and accrued expenses	(900)	(949)
Transit accounts payable	6,050	-
Accrued payroll and related costs	(185)	(375)
Income taxes payable	493	(24)
Total adjustments	3,098	(2,724)
Net cash provided by (used in) operating activities	4,662	(307)

Cash flows from investing activities:
Property and equipment acquired	(111)	(158)
Increase in deposits	(74)	(12)
Net cash used in investing activities	(185)	(170)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	61	84
Exercise of stock options	239	77
Common stock repurchases	(4,070)	(909)
Net cash used in financing activities	(3,770)	(748)
Effect of exchange rate changes on cash and cash equivalents	28	9
Increase (decrease) in cash and cash equivalents	735	(1,216)
Cash and cash equivalents at beginning of period	28,417	24,704

Cash and cash equivalents at end of period	$29,152	$23,488

Supplemental cash flow information:
Cash paid for:
Interest	$26	$31
Income taxes	$1,031	$1,681

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

Results for the thirteen and twenty-six week periods ended June 30, 2012 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 31, 2011 was a 52-week reporting year.  The second fiscal quarters of 2012 and 2011 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
June 30, 2012	Thirteen	Twenty-Six
July 2, 2011	Thirteen	Twenty-Six

3.	Use of Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

The Company uses estimates to calculate an allowance for doubtful accounts on its accounts receivables, adequacy of reserves, the tax rate applied and the valuation of certain assets and liability accounts.  These estimates can be significant to the operating results and financial position of the Company.

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

4.	Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	June 30, 2012	December 31, 2011
Billed	$27,671	$28,460
Accrued and unbilled	3,941	3,143
Work-in-progress	9,863	8,883
Allowance for doubtful accounts and sales discounts	(1,489)	(1,455)

Accounts receivable, net	$39,986	$39,031

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

Property and equipment are comprised of the following:

	June 30, 2012	December 31, 2011
Equipment and furniture	$2,465	$2,767
Computers and systems	4,995	5,641
Leasehold improvements	887	1,039
	8,347	9,447

Less: accumulated depreciation and amortization	6,185	6,912

Property and equipment, net	$2,162	$2,535

The Company periodically writes off fully depreciated assets.  The Company wrote off fully depreciated assets of $1,211 and $491 for the twenty-six week periods ended June 30, 2012 and July 2, 2011, respectively.

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

Future Contingent Payments
As of June 30, 2012, the Company had one active acquisition agreement relating to the acquisition of the assets of Project Solutions Group, Inc. (“PSG”) in 2009 whereby future contingent consideration may be earned and paid.  The Company, at the time of the PSG acquisition, determined that the fair value of the total future contingent consideration (Deferred Consideration and Earnouts) associated with the PSG acquisition was approximately $0.4 million and was included in the allocation of the purchase price.  The amount actually paid may substantially exceed that original estimated fair value.

The Company’s outstanding Deferred Consideration which relate to the PSG acquisition obligations potentially due as of and after June 30, 2012 could, if certain objectives are achieved, result in the following maximum Deferred Consideration payments:

Period Ending	Amount
December 29, 2012	$11
December 28, 2013	184
Maximum deferred consideration	$195

The Company does not believe that future Earnouts paid to PSG, if any, are likely to be material.  The Company’s estimate of the fair value of the total future contingent consideration (Deferred Consideration plus Earnouts, if any) expected to be paid to PSG is $195 at June 30, 2012, which is reflected as the contingent consideration on the accompanying balance sheet.

During the twenty-six week period ended June 30, 2012, the Company reduced its liability for contingent consideration by $43, which is reflected in other income.  No consideration was paid during the twenty-six week periods ended June 30, 2012 and July 2, 2011.

As more fully described in Note 18 Subsequent Events, the Company acquired the operating assets of BGA, LLC, a New Jersey limited liability company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required.  The Company formally assesses these qualitative factors, and if necessary, conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year or if indicators of impairment exist.  The Company has determined that the qualitative factors that exist do not suggest that an impairment of goodwill exists.

The carrying amount of goodwill at both June 30, 2012 and December 31, 2011 for the Company’s Information Technology, Engineering and Specialty Health Care segments were $5,516, $100 and $1,703, respectively.

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

The following table reflects the components of intangible assets, all of which relate to the IT segment, excluding goodwill:

Total
Balance as of December 31, 2011	$210

Amortization of intangibles during the twenty-six week period ended June 30, 2012	52

Balance as of June 30, 2012	$158

The Company periodically writes off fully amortized intangible assets.  The Company wrote off fully amortized intangibles of $171 and $0 for the twenty-six week periods ended June 30, 2012 and July 2, 2011, respectively.

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 24, 2011 when the maturity date was extended to August 31, 2016.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank's prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

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

There were no borrowings during the twenty-six week periods ended June 30, 2012 and July 2, 2011.  At June 30, 2012 and July 2, 2011, there were letters of credit outstanding for $0.9 million.  At June 30, 2012, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the twenty-six week periods ended June 30, 2012 and July 2, 2011 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Basic weighted average shares outstanding	12,457,871	13,059,595	12,605,098	13,072,042
Dilutive effect of outstanding stock options	211,797	240,513	211,788	195,940
Weighted average dilutive shares outstanding	12,669,668	13,300,108	12,816,886	13,267,982

There were 42,500 and 78,900 options not included in the calculation of common stock equivalents because the exercise price of the options exceeded the average market price during the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively.

Unissued shares of common stock were reserved for the following purposes:

	June 30, 2012	December 31, 2011

Exercise of options outstanding	848,844	916,594
Future grants of options or shares	417,600	437,600
Shares reserved for employee stock purchase plan	263,056	276,957

Total	1,529,500	1,631,151

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation

At June 30, 2012, the Company had four share-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance. Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $54 and $50 was recognized for the twenty-six week periods ended June 30, 2012 and July 2, 2011, respectively.

There were 20,000 options granted during the twenty-six week period ended June 30, 2012 and no options granted during the twenty-six week period ended July 2, 2011.  Activity regarding outstanding options for the twenty-six week period ended June 30, 2012 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2011	916,594	$4.24
Options granted	20,000	$5.40
Options exercised	(63,700)	$4.86
Options forfeited/cancelled	(24,050)	$3.98

Options outstanding as of June 30, 2012	848,844	$4.23

Options outstanding price range at June 30, 2012	$1.73 - $9.81

Options exercisable as of June 30, 2012	710,400	$4.57

Intrinsic value of outstanding stock options as of June 30, 2012	$1,259

Intrinsic value of stock options exercised for the twenty-six week period ended June 30, 2012	$44

Incentive Stock Option Plans

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of the Company’s common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of June 30, 2012, options to purchase 10,000 shares of common stock granted under the 1994 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation (Continued)

Incentive Stock Option Plans (Continued)

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of June 30, 2012, options to purchase 493,500 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of June 30, 2012, options to purchase 202,444 shares of common stock granted under the 2000 Plan were outstanding.

The 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of June 30, 2012, 417,600 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 142,900 shares of common stock granted under the 2007 Plan were outstanding.

As of June 30, 2012, the Company had approximately $47 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation (Continued)

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of January 1, 2012) was 13,901.  As of June 30, 2012, there were 263,056 shares available for issuance under the Purchase Plan.

12.	Treasury Stock Transactions

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the thirteen week period ended June 30, 2012, the Company repurchased 695,252 shares at a total cost of approximately $3.8 million, or an average price of $5.43 per share.  During the twenty-six week period ended June 30, 2012, the Company repurchased 750,014 shares at a total cost of approximately $4.1 million, or an average price of $5.43 per share.  Since the inception of its share repurchase program and through June 30, 2012, the Company has purchased 1,341,800 shares at a total cost of approximately $6.8 million, or an average price of $5.06.

13.	New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the twenty-six week period ended June 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of material significance, or have potential material significance, to the Company.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended June 30, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$13,392	$14,761	$7,600	$ -	$35,753

Cost of services	9,417	11,497	5,183	-	26,097

Selling, general and administrative	3,692	2,792	1,898	-	8,382

Depreciation and amortization	93	132	34	-	259

Operating income	$190	$340	$485	$ -	$1,015

Total assets	$15,945	$27,652	$10,456	$35,322	$89,375
Capital expenditures	$2	$36	$ -	$ -	$38

Thirteen Week Period Ended July 2, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$13,442	$15,838	$7,234	$ -	$36,514

Cost of services	9,574	11,738	4,742	-	26,054

Selling, general and administrative	3,658	2,822	1,678	-	8,158

Depreciation and amortization	109	134	36	-	279

Operating income	$101	$1,144	$778	$ -	$2,023

Total assets	$15,543	$26,756	$10,375	$30,968	$83,642
Capital expenditures	$2	$75	$ -	$14	$91

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Twenty-Six Week Period Ended June 30, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$27,147	$31,387	$15,425	$ -	$73,959

Cost of services	19,205	24,272	10,541	-	54,018

Selling, general and administrative	7,240	5,579	3,794	-	16,613

Depreciation and amortization	193	276	68	-	537

Operating income	$509	$1,260	$1,022	$ -	$2,791

Total assets	$15,945	$27,652	$10,456	$35,322	$89,375
Capital expenditures	$48	$63	$ -	$ -	$111

Twenty-Six Week Period Ended July 2, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$28,687	$32,005	$14,528	$ -	$75,220

Cost of services	20,577	23,454	9,678	-	53,709

Selling, general and administrative	7,550	5,741	3,551	-	16,842

Depreciation and amortization	227	290	71	-	588

Operating income	$333	$2,520	$1,228	$ -	$4,081

Total assets	$15,543	$26,756	$10,375	$30,968	$83,642
Capital expenditures	$2	$81	$ -	$75	$158

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Revenues reported for each operating segment are from external customers.

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. The Company closed its Ireland sales office in December 2011.  Revenues by geographic area for the twenty-six week periods ended June 30, 2012 and July 2, 2011 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues
U. S.	$30,560	$29,844	$62,753	$61,547
Canada	3,996	6,137	9,196	12,615
Puerto Rico	1,197	521	2,010	1,036
Ireland	-	12	-	22
	$35,753	$36,514	$73,959	$75,220

Total assets by geographic area as of the reported periods are as follows:

	June 30, 2012	July 2, 2011
Total assets
U. S.	$77,294	$68,727
Canada	10,957	13,848
Puerto Rico	1,124	735
Ireland	-	332
	$89,375	$83,642

15.	Income Taxes

The projected fiscal 2012 effective income tax rate as of June 30, 2012 is approximately 42.9% and 25.7% in the United States and Canada, respectively, and has yielded a projected weighted average effective income tax rate of approximately 44.6%. The relative income or loss generated in each jurisdiction impacts the overall effective income tax rate of the company.  The projected loss from operations in the Canadian subsidiary caused the proportional consolidated effective tax to exceed traditional effective income tax rates.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.2 million and $0.3 million as of June 30, 2012 and December 31, 2011, respectively.  Asserted claims in these matters seek approximately $13.4 million in damages as of June 30, 2012.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.	Stockholder Rights Plan

On June 8, 2010, the Board of Directors of the Company approved a stockholders rights plan and declared a dividend distribution of one Right of each outstanding share of Common Stock of the Company. The Plan entitled Common Stock holders and the Company to specific rights, at various points, upon one person or group acquiring beneficial ownership of the Company's outstanding Common Stock. The rights expired on June 21, 2011; the Board could adopt a similar plan in the future should it deem it to be in the best interest of the company.

18.   Subsequent Events

Effective July 1, 2012, the Company acquired the operating assets of BGA, LLC (“BGA”), a New Jersey limited liability company.  The purchase of BGA will compliment and expand RCM’s Engineering services and provide customers of the combined entities a wider range of services and a deeper bench of experienced engineers.  BGA provides its customers with comprehensive multi-disciplined engineering solutions across numerous industry sectors including Power Generation (both Nuclear and Fossil), Energy Delivery, Energy Management, Architecture, Commercial Building and Manufacturing.  The BGA purchase consideration at closing consisted of $1.3 million in cash.  Additional contingent cash payments may be made at the end of each of the first four 12-month periods following the purchase, to the extent earned and not to exceed $3 million in the aggregate.

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

The Company experienced a decrease in revenues during the twenty-six week period ended June 30, 2012 as compared to the comparable prior year period. The revenue decrease was primarily attributable to decreased revenues in its Canadian Engineering division and the residual impact from subpar performance in the Company’s Information Technology segment in 2011, and was partially offset by increases in the Company’s Specialty Health Care segment as further discussed in the Segment Discussion below.  While the Company believes general economic conditions and overall market conditions for its Information Technology and Specialty Health Care segments have improved slightly from their recessionary lows, the Company is cautious regarding expectations for the remainder of 2012 as the Company believes that any general economic or market recovery may be slow and/or tenuous.

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

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants and employees, including payroll taxes, employee benefits and insurance.  Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses.  Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company's corporate marketing, administrative and financial reporting responsibilities and acquisition program.  The Company records these expenses when incurred.

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

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services. Pursuant to these agreements, the Company: a) engages subcontractors to provide construction services; b) typically earns a fixed percentage of the total project value as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractors or transit costs. In those situations, the Company charges the client a management fee, which is reported as net revenue when earned.  Similarly, the Company’s Information Technology segment acts as an agent for a major staffing client.  The Company manages the staffing requirements for a division of the client and numerous staffing agencies provide staff and the Company collects a management fee.  During the twenty-six week period ended June 30, 2012, the total gross billings, including both transit cost billings and the Company’s earned fees, was $32.2 million for which the Company recognized $4.3 million of its net management fee as revenue.

Under the terms of the agreements, the Company is not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  Transit accounts payable often exceeds transit accounts receivable due to timing differences.  The transit accounts receivable was $4.6 million and related transit accounts payable was $9.1 million as of June 30, 2012.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of June 30, 2012, the Company had domestic short term deferred tax income assets of $0.7 million, total domestic long term net deferred income tax assets of $2.4 million and foreign deferred income tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

There have been no changes in the unrecognized tax benefits from the balance recorded as of December 31, 2011.

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

Thirteen Week Period Ended June 30, 2012 Compared to Thirteen Week Period Ended July 2, 2011

A summary of operating results for the thirteen week periods ended June 30, 2012 and July 2, 2011 is as follows (in thousands):

	June 30, 2012		July 2, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$35,753	100.0	$36,514	100.0
Cost of services	26,097	73.0	26,054	71.4
Gross profit	9,656	27.0	10,460	28.6

Selling, general and administrative	8,382	23.5	8,158	22.4
Depreciation and amortization	259	0.7	279	0.7
	8,641	24.2	8,437	23.1

Operating income	1,015	2.8	2,023	5.5
Other income (expense), net	(4)	0.0	24	0.1

Income before income taxes	1,011	2.8	2,047	5.6
Income tax expense	506	1.4	805	2.2

Net income	$505	1.4	$1,242	3.4

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarter reporting periods ended June 30, 2012 and July 2, 2011 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 30, 2012 Compared to Thirteen Week Period Ended July 2, 2011 (Continued)

Revenues.  Revenues decreased 2.1%, or $0.8 million, for the thirteen week period ended June 30, 2012 as compared to the thirteen week period ended July 2, 2011 (the “comparable prior year period”).  Revenues decreased $0.1 million in the Information Technology segment, decreased $1.1 million in the Engineering segment, and increased $0.4 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased slightly for the thirteen week period ended June 30, 2012 as compared to the comparable prior year period. Cost of services as a percentage of revenues increased to 73.0% for the thirteen week period ended June 30, 2012 from 71.4% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work and higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 2.7%, or $0.2 million, for the thirteen week period ended June 30, 2012 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 23.5% for the thirteen week period ended June 30, 2012 as compared to 22.4% for the comparable prior year period.  The increase in SGA expenses and SGA expenses as a percentage of revenues was primarily due to an increase in bad debt expense of $0.3 million.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.

Income Tax Expense.  The Company experienced $0.5 million of income tax expense for the thirteen week period ended June 30, 2012 as compared to $0.8 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 50.0% as compared to 39.3% for the comparable prior year period. The increase in the consolidated effective tax rate was primarily due to a loss before income taxes in Canada in the current period.  The projected fiscal 2012 effective income tax rate as of June 30, 2012 is approximately 42.9% and 25.7% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction impacts the overall effective income tax rate of the company.  In the current quarter, we increased our consolidated effective income tax rate for the year as a result of changes in our expectation of the relative profitability in each jurisdiction.

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $13.4 million in the thirteen week period ended June 30, 2012 decreased $0.1 million, as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to the residual impact from poor execution by its sales generation team in 2011, which the Company has taken, and continues to take, steps to remediate. The Company is encouraged by the early indications regarding its sales generation remediation steps in the Information Technology segment as revenues increased by $2.0 million in the twenty-six weeks ended June 30, 2012 as compared to the twenty-six weeks ended December 31, 2011. The Information Technology segment operating income was $0.2 million for the thirteen week period ended June 30, 2012 as compared to $0.1 million in the comparable prior year period.  The increase in operating income was due to improvements in the Company’s cost of sales as a percentage of revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 30, 2012 Compared to Thirteen Week Period Ended July 2, 2011 (Continued)

Segment Discussion Continued (See Note 14 to the Consolidated Financial Statements)

Engineering

Engineering revenues of $14.8 million in the thirteen week period ended June 30, 2012 decreased $1.1 million, or 7.0%, as compared to the comparable prior year period. Revenue from the Company’s Canadian Engineering division decreased by $2.1 million and was offset by increases of $1.0 million from the balance of the Engineering segment.  The Company believes the revenue decrease for its Canadian Engineering division was due mainly to procedural client delays.  The Company believes that its Canadian Engineering division clients will award significant contracts to the Company in 2012 and that revenue levels will increase in the second half of 2012 as compared to the first half of this year.  The Engineering segment operating income was $0.3 million for the thirteen week period ended June 30, 2012 as compared to $1.1 million in the comparable prior year period.  The decrease in operating income was primarily due to the decrease in revenues and an increase in cost of services as a percentage of revenues to 77.9% for the thirteen week period ended June 30, 2012 as compared to 74.1% in the comparable prior year period.  The increase in cost of services as a percentage of revenues was primarily due to increases in non-billable labor in the Company’s Canadian Engineering division since that division had a heightened need for non-billable proposal preparation and needs to maintain its highly trained workforce for expected increases in demand for services in the second half of fiscal 2012. The Company believes it will experience decreased cost of services as a percentage of revenues during the second half of 2012.

Specialty Health Care

Specialty Health Care revenues of $7.6 million in the thirteen week period ended June 30, 2012 increased $0.4 million, or 5.1%, as compared to the comparable prior year period. The increase was primarily due to the Company’s concerted efforts to expand its geographic reach. The Specialty Health Care segment operating income was $0.5 million for the thirteen week period ended June 30, 2012 as compared to $0.8 million for the comparable prior year period.  The decrease in operating income is primarily due to an increase in cost of services of 68.2% for the thirteen week period ended June 30, 2012 as compared to 65.6% in the comparable prior year period.  The primary reasons for the increase in cost of services was due to labor rate increases in the Company’s core geographic markets and the fact that as the Company expands its geographic reach, more competitive pricing is often necessary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 30, 2012 Compared to Twenty-Six Week Period Ended July 2, 2011

A summary of operating results for the twenty-six week periods ended June 30, 2012 and July 2, 2011 is as follows (in thousands):

	June 30, 2012		July 2, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$73,959	100.0	$75,220	100.0
Cost of services	54,018	73.0	53,709	71.4
Gross profit	19,941	27.0	21,511	28.6

Selling, general and administrative	16,613	22.5	16,842	22.4
Depreciation and amortization	537	0.7	588	0.8
	17,150	23.2	17,430	23.2

Operating income	2,791	3.8	4,081	5.4
Other income (expense), net	29	0.0	3	-

Income before income taxes	2,820	3.8	4,084	5.4
Income tax expense	1,256	1.7	1,667	2.2

Net income	$1,564	2.1	2,417	3.2

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year-to-date reporting periods ended June 30, 2012 and July 2, 2011 consisted of twenty-six weeks each.

Revenues.  Revenues decreased 1.7%, or $1.3 million, for the twenty-six week period ended June 30, 2012 as compared to the twenty-six week period ended July 2, 2011 (the “comparable prior year period”).  Revenues decreased $1.5 million in the Information Technology segment, decreased $0.6 million in the Engineering segment, and increased $0.9 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 0.6%, or $0.3 million, for the twenty-six week period ended June 30, 2012 as compared to the comparable prior year period.  Cost of services as a percentage of revenues increased to 73.0% for the twenty-six week period ended June 30, 2012 from 71.4% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work and higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 1.4%, or $0.2 million, for the twenty-six week period ended June 30, 2012 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.5% for the twenty-six week period ended June 30, 2012 as compared to 22.4% for the comparable prior year period.  The decrease in SGA expenses was primarily due to a concerted effort by the Company to reduce SGA expenses offset by an increase in bad debt expense of $0.3 million. The primary components of the reduction include labor, its related expenses and professional fees.  The increase in SGA expenses as a percentage of revenues is due to the increase in bad debt expense.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 30, 2012 Compared to Twenty-Six Week Period Ended July 2, 2011 (Continued)

Income Tax Expense.  The Company experienced $1.3 million of income tax expense for the twenty-six week period ended June 30, 2012 as compared to $1.7 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 44.6% as compared to 40.8% for the comparable prior year period. The increase in the consolidated effective tax rate was primarily due to a loss before income taxes in Canada in the current period.  The projected fiscal 2012 effective income tax rate as of June 30, 2012 is approximately 42.9% and 25.7% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction impacts the overall effective income tax rate of the company.  In the current quarter, we increased our consolidated effective income tax rate for the year as a result of changes in our expectation of the relative profitability in each jurisdiction.

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $27.1 million in the twenty-six week period ended June 30, 2012 decreased $1.5 million, or 5.4%, as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to the residual impact from poor execution by its sales generation team in 2011, which the Company has taken, and continues to take, steps to remediate. The Company is encouraged by the early indications regarding its sales generation remediation steps in the Information Technology segment as revenues increased by $2.0 million in the twenty-six weeks ended June 30, 2012 as compared to the twenty-six weeks ended December 31, 2011. The Information Technology segment operating income was $0.5 million for the twenty-six week period ended June 30, 2012 as compared to $0.3 million in the comparable prior year period.  The increase in operating income was due to improvements in the Company’s cost of sales as a percentage of revenues and a reduction in SGA expenses.

Engineering

Engineering revenues of $31.4 million in the twenty-six week period ended June 30, 2012 decreased $0.6 million, or 1.9%, as compared to the comparable prior year period. Revenues from the Company’s Canadian Engineering division decreased by $3.3 million and was offset by increases of $2.2 million from the balance of the Engineering segment.  The Company believes the revenue decrease for its Canadian Engineering division was due mainly to procedural client delays.  The Company believes that its Canadian Engineering division clients will award significant contracts to the Company in 2012 and that revenue levels will increase in the second half of 2012 as compared to the first half of this year.  The Engineering segment operating income was $1.3 million for the twenty-six week period ended June 30, 2012 as compared to $2.5 million in the comparable prior year period.  The decrease in operating income was primarily due to an increase in cost of services as a percentage of revenues to 77.3% for the twenty-six week period ended June 30, 2012 as compared to 73.3% in the comparable prior year period.  The increase in cost of services as a percentage of revenues was primarily due to increases in non-billable labor in the Company’s Canadian Engineering division since that division had a heightened need for non-billable proposal preparation and needs to maintain its highly trained workforce for expected increases in demand for services in the second half of fiscal 2012. The Company believes it will experience decreased cost of services as a percentage of revenues during the second half of 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 30, 2012 Compared to Twenty-Six Week Period Ended July 2, 2011 (Continued)

Segment Discussion Continued (See Note 14 to the Consolidated Financial Statements)

Specialty Health Care

Specialty Health Care revenues of $15.4 million in the twenty-six week period ended June 30, 2012 increased $0.9 million, or 6.2%, as compared to the comparable prior year period. The increase was primarily due to the Company’s concerted efforts to expand its geographic reach. The Specialty Health Care segment operating income was $1.0 million for the twenty-six week period ended June 30, 2012 as compared to $1.2 million for the comparable prior year period.  The decrease in operating income is primarily due to an increase in cost of services of 68.3% for the twenty-six week period ended June 30, 2012 as compared to 66.6% in the comparable prior year period.  The primary reasons for the increase in cost of services was due to labor rate increases in the Company’s core geographic markets and the fact that as the Company expands its geographic reach, more competitive pricing is often necessary.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	June 30, 2012	July 2, 2011
Cash provided by (used in):
Operating activities	$4,662	($307)
Investing activities	($185)	($170)
Financing activities	($3,770)	($748)

Operating Activities
Operating activities provided $4.7 million of cash for the twenty-six week period ended June 30, 2012 as compared to using $0.3 million in the comparable prior year period.  The major components of the cash provided by operating activities in the twenty-six week period ended June 30, 2012 and the comparable prior year period are as follows: net income and changes in accounts receivable, changes in the net of transit accounts payable and transit accounts receivable, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the twenty-six week period ended June 30, 2012 was $1.5 million as compared to $2.4 million for the comparable prior year period. An increase in accounts receivables in the twenty-six week period ended June 30, 2012 used $1.1 million as compared to $1.8 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the twenty-six week period ended June 30, 2012 to increased work in process in its United States Engineering segment. The Company’s net of transit accounts payable and transit accounts receivable generated $4.5 million in the twenty-six week period ended June 30, 2012, as compared to no net balance in the comparable prior year period. The transit accounts payable temporarily exceeds transit accounts receivable, but is expected to reach equal levels shortly after June 30, 2012.

A decrease in accounts payable and accrued expenses used $0.9 million in both periods presented.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  A decrease to accrued payroll and related costs in the twenty-six week period ended June 30, 2012 used $0.2 million as compared to using $0.4 million in the comparable prior year period.  The decrease in accrued payroll and related costs during the twenty-six week period ended June 30, 2012 primarily relates to the timing of the Company’s bi-weekly payroll in normal course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $0.2 million for the twenty-six week period ended June 30, 2012 and for the comparable prior year period.  The cash used by investing activities was attributable to $0.1 million in increases to deposits for leased office space. The Company anticipates upgrading its ERP system sometime in 2012 and, depending on what system is selected, it may see a significant rise in expenditures for property and equipment.

Financing Activities
Financing activities used $3.8 million of cash for the twenty-six week period ended June 30, 2012 as compared to using $0.7 million for the comparable prior year period. The primary use of cash was $4.1 million for the Company’s share repurchase program as compared to $0.9 million in the comparable prior year period.  Cash was provided by the exercise of stock options and issuance of stock under the Company’s employee stock purchase plan of $0.3 million as compared to $0.2 million, for the comparable prior year period.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $15 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 24, 2011 when the maturity date was extended to August 31, 2016.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) Citizens Bank’s prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to pay dividends.

There were no borrowings during the twenty-six week periods ended June 30, 2012 and July 2, 2011.  At June 30, 2012 and December 31, 2011, there were letters of credit outstanding for $0.9 million.  At June 30, 2012, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

As of June 30, 2012, $4.4 million of the $29.2 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through October 2018.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2012 (after June 30, 2012)	$1,603
2013	1,775
2014	921
2015	680
2016	564
2017	413
2018	282
Total	$6,238

As of June 30, 2012, the Company had one active acquisition agreement whereby future contingent consideration may be earned and paid (PSG, acquired in 2009).  In connection with the PSG acquisition, the Company is obligated to pay future contingent consideration to the sellers upon the acquired business achieving certain earnings targets through the end of the Company’s fiscal 2013.  In general, the future contingent consideration amounts fall into two categories: (a) Deferred Consideration - fixed amounts due if the acquisition achieves a base level of earnings which has been determined at the time of acquisition and (b) Earnouts – amounts payable that are not fixed and are based on the growth in excess of the base level earnings.

The Company’s outstanding Deferred Consideration obligations potentially due as of and after June 30, 2012, which relate to the PSG acquisition, could result in the following maximum Deferred Consideration payments ($ in thousands):

Year Ending	Amount
December 29, 2012	$11
December 28, 2013	184
Maximum deferred consideration	$195

The Company does not believe that future Earnouts to be paid, if any, are likely to be material.

Effective July 1, 2012, the Company acquired the operating assets of BGA, LLC (“BGA”), a New Jersey limited liability company.  The purchase of BGA will compliment and expand RCM’s Engineering services and provide customers of the combined entities a wider range of services and a deeper bench of experienced engineers.  BGA provides its customers with comprehensive multi-disciplined engineering solutions across numerous industry sectors including Power Generation (both Nuclear and Fossil), Energy Delivery, Energy Management, Architecture, Commercial Building and Manufacturing.  The BGA purchase consideration at closing consisted of $1.3 million in cash.  Additional contingent cash payments may be made at the end of each of the first four 12-month periods following the purchase, to the extent earned and not to exceed $3 million in the aggregate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of June 30, 2012, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated in the Company’s Quarterly Report for the fiscal quarter ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchases of common stock during the second quarter of 2012 under the share repurchase program authorized by our Board of Directors in February 2010 and extended in February 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	34,098	$5.44	34,098	$4,308,000
May 1 – May 31	630,949	$5.43	630,949	884,000
June 1 – June 30	30,205	$5.51	30,205	717,000
Total	695,252	$5.43	695,252	$717,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chairman, President and Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: August 13, 2012	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 13, 2012	By: /s/ Kevin Miller
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

Date: August 13, 2012	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: August 13, 2012	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
Chairman, President and Chief Executive Officer

Date:  August 13, 2012

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  August 13, 2012