Form 10-Q
period 2012-09-29
RCM TECHNOLOGIES INC
filed 2012-11-08
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Common Stock, $0.05 par value, 12,031,274 shares outstanding as of November 6, 2012.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 29, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Consolidated Statements of Income for the Thirteen and Thirty-Nine Week Periods Ended September 29, 2012 and October 1, 2011	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Thirty-Nine Week Period Ended September 29, 2012 and Unaudited Consolidated Statements of Comprehensive Income for the Thirty-Nine Week Periods Ended September 29, 2012 and October 1, 2011	5

	Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended September 29, 2012 and October 1, 2011	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Signatures		37

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 29, 2012 and December 31, 2011
(In thousands, except share and per share amounts)

	September 29,	December 31,
	2012	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$30,212	$28,417
Accounts receivable, net	37,949	39,031
Transit accounts receivable	3,333	3,029
Prepaid expenses and other current assets	1,969	2,087
Deferred income tax assets, domestic	686	665
Total current assets	74,149	73,229

Property and equipment, net	1,949	2,535

Other assets:
Deposits	307	199
Goodwill	9,545	7,319
Intangible assets, net	370	210
Deferred income tax assets, domestic	2,422	2,686
Total other assets	12,644	10,414

Total assets	$88,742	$86,178

Current liabilities:
Accounts payable and accrued expenses	$5,386	$5,107
Transit accounts payable	3,911	3,030
Accrued payroll and related costs	7,730	5,831
Income taxes payable	458	226
Deferred income tax liability, foreign	87	85
Contingent consideration	228	11
Total current liabilities	17,800	14,290

Contingent consideration, long term portion	897	227

Total liabilities	18,697	14,517

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,448,158 shares issued and 12,041,531 shares outstanding at September 29, 2012 and 13,335,008 shares issued and 12,743,222 shares outstanding at December 31, 2011	672	666
Additional paid-in capital	108,699	108,203
Accumulated other comprehensive income	1,416	1,306
Accumulated deficit	(33,604)	(35,801)
Treasury stock (1,406,627 shares at September 29, 2012 and 591,786 at December 31, 2011, at cost)	(7,138)	(2,713)
Total stockholders' equity	70,045	71,661

Total liabilities and stockholders’ equity	$88,742	$86,178

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Thirty-Nine Week Periods Ended September 29, 2012 and October 1, 2011
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Revenues	$34,839	$33,559	$108,798	$108,779
Cost of services	25,164	24,461	79,182	78,171
Gross profit	9,675	9,098	29,616	30,608

Operating costs and expenses
Selling, general and administrative	8,153	8,077	24,766	24,919
Depreciation and amortization	415	279	953	867
	8,568	8,356	25,719	25,786

Operating income	1,107	742	3,897	4,822

Other (expense) income
Interest expense and other, net	(11)	(8)	(32)	(24)
Reduction in contingent consideration	-	-	43	-
Loss (gain) on foreign currency transactions	(1)	9	7	29
	(12)	1	18	5

Income before income taxes	1,095	743	3,915	4,827
Income tax expense	461	19	1,718	1,686

Net income	$634	$724	$2,197	$3,141

Basic net earnings per share	$0.05	$0.06	$0.18	$0.24

Diluted net earnings per share	$0.05	$0.06	$0.17	$0.24

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirty-Nine Week Period Ended September 29, 2012 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 31, 2011	13,335,008	$666	$108,203	$1,306	($35,801)	591,786	($2,713)	$71,661

Issuance of stock under employee stock purchase plan	29,205	2	126					128
Translation adjustment				110				110
Issuance of stock upon exercise of stock options	83,945	4	310					314
Stock based compensation expense			60					60
Common stock repurchase						814,841	(4,425)	(4,425)
Net income					2,197			2,197

Balance, September 29, 2012	13,448,158	$672	$108,699	$1,416	($33,604)	1,406,627	($7,138)	$70,045

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended September 29, 2012 and October 1, 2011 (Unaudited) (In thousands)

	September 29,	October 1,
	2012	2011

Net income	$2,197	$3,141
Foreign currency translation adjustment	110	(63)
Comprehensive income	$2,307	$3,078

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended September 29, 2012 and October 1, 2011 (Unaudited) (In thousands)

	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$2,197	$3,141

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	953	867
Loss on disposal of fixed assets	-	1
Reduction of contingent consideration	(43)	-
Stock-based compensation expense	60	69
Provision for allowance for doubtful accounts	353	65
Deferred income tax expense	430	401
Changes in assets and liabilities:
Accounts receivable	891	2,575
Transit accounts receivable	(304)	(5,817)
Prepaid expenses and other current assets	170	(509)
Accounts payable and accrued expenses	(227)	(722)
Transit accounts payable	881	8,193
Accrued payroll and related costs	1,854	1,514
Income taxes payable	233	65
Total adjustments	5,251	6,702
Net cash provided by operating activities	7,448	9,843

Cash flows from investing activities:
Property and equipment acquired	(250)	(235)
Increase in deposits	(109)	(18)
Cash paid for acquisition	(1,292)	-
Payments of contingent consideration	-	(91)
Net cash used in investing activities	(1,651)	(344)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	128	168
Exercise of stock options	314	94
Common stock repurchases	(4,425)	(1,838)
Net cash used in financing activities	(3,983)	(1,576)
Effect of exchange rate changes on cash and cash equivalents	(19)	(49)
Increase in cash and cash equivalents	1,795	7,874
Cash and cash equivalents at beginning of period	28,417	24,704

Cash and cash equivalents at end of period	$30,212	$32,578

Supplemental cash flow information:
Cash paid for:
Interest	$35	$37
Income taxes	$1,616	$1,456

Non-cash investing activities:
Contingent consideration recorded, not paid	$930	$ -
Above market value lease assumed in acquisition	$469	$ -
Fixed assets acquired in acquisition	$28	$ -

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

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments except for the reduction of the contingent consideration pertaining to the PSG acquisition) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen and thirty-nine week periods ended September 29, 2012 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 31, 2011 was a 52-week reporting year.  The third fiscal quarters of 2012 and 2011 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
September 29, 2012	Thirteen	Thirty-Nine
October 1, 2011	Thirteen	Thirty-Nine

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	September 29, 2012	December 31, 2011
Billed	$24,392	$28,460
Accrued and unbilled	3,821	3,143
Work-in-progress	11,270	8,883
Allowance for doubtful accounts and sales discounts	(1,534)	(1,455)

Accounts receivable, net	$37,949	$39,031

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

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

Property and equipment are comprised of the following:
	September 29, 2012	December 31, 2011
Equipment and furniture	$2,301	$2,767
Computers and systems	5,087	5,641
Leasehold improvements	870	1,039
	8,258	9,447

Less: accumulated depreciation and amortization	6,309	6,912

Property and equipment, net	$1,949	$2,535

The Company periodically writes off fully depreciated assets.  The Company wrote off fully depreciated assets of $1,466 and $494 for the thirty-nine week periods ended September 29, 2012 and October 1, 2011, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions

General
The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of September 29, 2012, the Company had two active acquisition agreements:1) the Company acquired certain assets of Project Solutions Group, Inc. (“PSG”) in 2009; and 2) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”) as more fully described below. The Company cannot estimate future contingent payments with any certainty.  However, the Company estimates future contingent payments as follows:

Period Ending	PSG	BGA	Total
December 29, 2012	$11	$ -	$11
December 28, 2013	184	228	412
January 3, 2015	-	253	253
January 2, 2016	-	269	269
December 31, 2016	-	307	307
Estimated future contingent payments	$195	$1,057	$1,252

Actual future contingent payments may materially exceed the estimates above.  In the case of future payments to PSG the Company believes that it is highly unlikely that any future payments, if any, will materially exceed the estimates above.  Future contingent payments to be made to BGA, if any, shall in no event exceed $3.0 million cumulatively.

During the thirty-nine week period ended September 29, 2012, the Company reduced its liability for contingent consideration by $43, which relates to the PSG acquisition and is reflected in other income.  The Company paid no consideration during the thirty-nine week period ended September 29, 2012 and paid $91 during the comparable prior year period.

BGA, LLC
Effective July 1, 2012, the Company purchased the operating assets of BGA. BGA provides comprehensive multidiscipline engineering solutions across numerous industry sectors including Power Generation (both Nuclear and Fossil), Energy Delivery, Energy Management, Architecture, Commercial Building and Manufacturing.  The Company believes that the BGA assembled workforce consists of highly trained and experienced engineers that will greatly assist RCM in executing future growth in revenues.  The BGA acquisition will operate as part of the Company’s Engineering segment.  The BGA purchase consideration consisted of the following:

Cash	$1,292
Lease in excess of market, net present value	468
Contingent consideration, net present value	930
Total consideration	$2,690

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

The facility lease payments in excess of market value are expected to be incurred over a four year period following the effective date of the BGA acquisition.  The acquired above market lease is recorded at its fair value based on the present value, using a discount rate that reflects the risks associated with the acquired lease, equal to the difference between the contractual amounts to be paid under the lease agreement and an estimate of the fair market lease rate at the acquisition date.  The shareholders of BGA are eligible to receive post-closing contingent consideration upon BGA exceeding certain base levels of operating income, potentially earned over four years and not to exceed a total of $3.0 million cumulatively.  The amount recorded for the contingent consideration represents the acquisition date fair value of expected consideration to be paid based on BGA’s forecasted operating income during the four year period. Expected consideration was valued based on different possible scenarios for projected operating income.  Each case was assigned a probability which was used to calculate an estimate of the forecasted future payments.  Then a discount rate was applied to these forecasted future payments to determine the acquisition date fair value to be recorded.  At the time of the acquisition, the book and tax basis of assets and liabilities acquired are the same, except for the above market value lease which gave rise to a deferred tax asset as shown below.

The acquisition has been accounted for under the purchase method of accounting. The total preliminary estimated purchase price has been allocated as follows:

Fixed assets	$28
Restricted covenants	70
Customer relationships	180
Deferred tax asset	187
Goodwill	2,225
Total consideration	$2,690

The primary item that generated goodwill was the acquisition of a highly skilled and trained assembled workforce of engineers that the Company anticipates will allow it to win contract awards from its current and future customer base that the Company would not otherwise win.  The preliminary purchase price allocation is based on management’s estimate of acquired tangible and intangible assets and will be adjusted based on the final valuation which is anticipated to be completed during Q4.

Pro Forma Results of Operations
The following (unaudited) results of operations have been prepared assuming the BGA acquisition had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisition occurred as of the beginning of the periods presented.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$34,839	$34,860	$111,401	$112,511
Operating income	$1,107	$709	$4,032	$4,883
Diluted earnings per share	$0.05	$0.05	$0.18	$0.24

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

The changes in the carrying amount of goodwill for the thirty-nine week period ended September 29, 2012 are as follows:

	Information Technology	Engineering	Specialty Health Care	Total
Balance as of December 31, 2011	$5,516	$100	$1,703	$7,319

Goodwill acquired	-	1,296	-	1,296

Contingent consideration recorded	-	930	-	930

Balance as of September 29, 2012	$5,516	$2,326	$1,703	$9,545

8.	Intangible Assets

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

The following table reflects the components of intangible assets, excluding goodwill:

	Information Technology	Engineering	Total
Balance as of December 31, 2011	$210	$ -	$210

Intangible assets acquired during the thirty-nine week period ended September 29, 2012	-	250	250

Amortization of intangibles during the thirty-nine week period ended September 29, 2012	(78)	(12)	(90)

Balance as of September 29, 2012	$132	$238	$370

The Company periodically writes off fully amortized intangible assets.  The Company wrote off fully amortized intangibles of $171 and $0 for the thirty-nine week periods ended September 29, 2012 and October 1, 2011, respectively.

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

There were no borrowings during the thirty-nine week periods ended September 29, 2012 and October 1, 2011.  At September 29, 2012 and October 1, 2011, there were letters of credit outstanding for $0.9 million.  At September 29, 2012, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirty-nine week periods ended September 29, 2012 and October 1, 2011 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Basic weighted average shares outstanding	12,057,478	12,994,565	12,422,558	13,046,216
Dilutive effect of outstanding stock options	194,731	147,305	205,140	179,241
Weighted average dilutive shares outstanding	12,252,209	13,141,870	12,627,698	13,225,457

There were 62,500 and 184,264 anti-dilutive weighted shares not included in the calculation of common stock equivalents for the thirteen week periods ended September 29, 2012 and October 1, 2011, respectively.  There were 63,233 and 79,984 anti-dilutive weighted shares not included in the calculation of common stock equivalents for the thirty-nine week periods ended September 29, 2012 and October 1, 2011, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	September 29, 2012	December 31, 2011

Exercise of options outstanding	811,344	916,594
Future grants of options or shares	419,100	437,600
Shares reserved for employee stock purchase plan	247,752	276,957

Total	1,478,196	1,631,151

11.	Share Based Compensation

At September 29, 2012, the Company had four share-based employee compensation plans.  The Company measures the fair value of stock options, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance. Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $6 and $19 was recognized for the thirteen week periods ended September 29, 2012 and October 1, 2011, respectively.  Share-based compensation expense of $60 and $69 was recognized for the thirty-nine week periods ended September 29, 2012 and October 1, 2011, respectively.

There were no options granted during the thirteen week period ended September 29, 2012 and October 1, 2011, respectively. There were 20,000 options granted during the thirty-nine week period ended September 29, 2012 and no options granted during the thirty-nine week period ended October 1, 2011.  Activity regarding outstanding options for the thirty-nine week period ended September 29, 2012 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2011	916,594	$4.24
Options granted	20,000	$5.40
Options exercised	(96,700)	$3.98
Options forfeited/cancelled	(28,550)	$3.88

Options outstanding as of September 29, 2012	811,344	$4.32

Options outstanding price range at September 29, 2012	$1.73 - $9.81

Options exercisable as of September 29, 2012	753,400	$4.38

Intrinsic value of outstanding stock options as of September 29, 2012	$1,134

Intrinsic value of stock options exercised for the thirty-nine week period ended September 29, 2012	$146

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation (Continued)

Incentive Stock Option Plans

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of the Company’s common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of September 29, 2012, options to purchase 10,000 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options were generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of September 29, 2012, options to purchase 491,500 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of September 29, 2012, options to purchase 193,444 shares of common stock granted under the 2000 Plan were outstanding.

The 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of September 29, 2012, 419,100 shares of common stock were available for future grants under the 2007 Plan, and options to purchase 116,400 shares of common stock granted under the 2007 Plan were outstanding.

As of September 29, 2012, the Company had approximately $37 of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share Based Compensation (Continued)

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of July 1, 2012) was 15,304.  As of September 29, 2012, there were 247,752 shares available for issuance under the Purchase Plan.

12.	Treasury Stock Transactions

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the thirteen week period ended September 29, 2012, the Company repurchased 64,827 shares at a total cost of approximately $0.4 million, or an average price of $5.48 per share.  During the thirty-nine week period ended September 29, 2012, the Company repurchased 814,841 shares at a total cost of approximately $4.4 million, or an average price of $5.43 per share.  Since the inception of its share repurchase program and through September 29, 2012, the Company has purchased 1,406,627 shares at a total cost of approximately $7.1 million, or an average price of $5.07.

13.	New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirty-nine week period ended September 29, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of material significance, or have potential material significance, to the Company.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Thirteen Week Period Ended September 29, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$12,373	$17,142	$5,324	$ -	$34,839

Cost of services	8,739	12,845	3,580	-	25,164

Selling, general and administrative	3,323	3,088	1,742	-	8,153

Depreciation and amortization	89	298	28	-	415

Operating income (loss)	$222	$911	($26)	$ -	$1,107

Total assets	$13,944	$30,148	$9,088	$35,562	$88,742
Capital expenditures	$9	$107	$ -	$23	$139

Thirteen Week Period Ended October 1, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$12,537	$15,609	$5,413	$ -	$33,559

Cost of services	9,238	11,689	3,534	-	24,461

Selling, general and administrative	3,437	2,764	1,876	-	8,077

Depreciation and amortization	109	139	31	-	279

Operating income (loss)	($247)	$1,017	($28)	$ -	$742

Total assets	$14,508	$32,366	$7,096	$39,960	$93,930
Capital expenditures	$ -	$77	$ -	$ -	$77

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirty-Nine Week Period Ended September 29, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$39,520	$48,529	$20,749	$ -	$108,798

Cost of services	27,945	37,112	14,125	-	79,182

Selling, general and administrative	10,564	8,659	5,543	-	24,766

Depreciation and amortization	282	575	96	-	953

Operating income	$729	$2,183	$985	$ -	$3,897

Total assets	$13,944	$30,148	$9,088	$35,562	$88,742
Capital expenditures	$57	$170	$ -	$23	$250

Thirty-Nine Week Period Ended October 1, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$41,224	$47,614	$19,941	$ -	$108,779

Cost of services	29,815	35,141	13,215	-	78,171

Selling, general and administrative	10,987	8,504	5,428	-	24,919

Depreciation and amortization	336	428	103	-	867

Operating income	$86	$3,541	$1,195	$ -	$4,822

Total assets	$14,508	$32,366	$7,096	$39,960	$93,930
Capital expenditures	$2	$158	$ -	$75	$235

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. The Company closed its Ireland sales office in December 2011.  Revenues by geographic area for the thirteen and thirty-nine week periods ended September 29, 2012 and October 1, 2011 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues
U. S.	$28,118	$27,400	$90,871	$88,947
Canada	5,308	5,602	14,504	18,217
Puerto Rico	1,413	557	3,423	1,593
Ireland	-	-	-	22
	$34,839	$33,559	$108,798	$108,779

Total assets by geographic area as of the reported periods are as follows:

	September 29, 2012	October 1, 2011
Total assets
U. S.	$74,629	$78,038
Canada	12,770	15,013
Puerto Rico	1,343	621
Ireland	-	258
	$88,742	$93,930

15.	Income Taxes

The projected fiscal 2012 effective income tax rate as of September 29, 2012 is approximately 42.9% and 26.8% in the United States and Canada, respectively, and has yielded a projected weighted average effective income tax rate of approximately 43.9%. The relative income or loss generated in each jurisdiction impacts the overall effective income tax rate of the company.  The projected loss from operations in the Canadian subsidiary caused the proportional consolidated effective tax to exceed traditional effective income tax rates.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.2 million and $0.3 million as of September 29, 2012 and December 31, 2011, respectively.  Asserted claims in these matters seek approximately $13.4 million in damages as of September 29, 2012.

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

The Company experienced a marginal increase in revenues during the thirty-nine week period ended September 29, 2012 as compared to the comparable prior year period. The revenue increase was primarily attributable to the BGA acquisition offset by decreased revenues in the Company’s Canadian Engineering division and the residual impact from subpar performance in the Company’s Information Technology segment in 2011, as further discussed in the Segment Discussion below.  While the Company believes general economic conditions and overall market conditions for its Information Technology and Specialty Health Care segments have improved slightly from their recessionary lows, the Company is cautious regarding expectations for 2013 as the Company believes that any general economic or market recovery may continue to be slow and/or tenuous.

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

Project Services
The Company recognizes revenues in accordance with “Revenue Recognition” which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed and recorded at the time certain milestones are reached, as defined in the contract.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion). In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the associated costs are expensed when incurred.

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

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services. Pursuant to these agreements, the Company: a) engages subcontractors to provide construction services; b) typically earns a fixed percentage of the total project value as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractors or transit costs. In those situations, the Company charges the client a management fee, which is reported as net revenue when earned.  Similarly, the Company’s Information Technology segment acts as an agent for a major staffing client.  The Company manages the staffing requirements for a division of the client and numerous staffing agencies provide staff and the Company collects a management fee.  During the thirty-nine week period ended September 29, 2012, the total gross billings, including both transit cost billings and the Company’s earned fees, was $49.6 million, for which the Company recognized $6.9 million of its net management fee as revenue.

Under the terms of the agreements, the Company is not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  Transit accounts payable often exceeds transit accounts receivable due to timing differences.  The transit accounts receivable was $3.3 million and related transit accounts payable was $3.9 million as of September 29, 2012.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of September 29, 2012, the Company had domestic short term deferred tax income assets of $0.7 million, total domestic long term net deferred income tax assets of $2.4 million and foreign deferred income tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Puerto Rico and Canada.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2009.  The Company’s federal income tax returns have been examined through 2010.

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

Thirteen Week Period Ended September 29, 2012 Compared to Thirteen Week Period Ended October 1, 2011

A summary of operating results for the thirteen week periods ended September 29, 2012 and October 1, 2011 is as follows (in thousands):

	September 29,2012		October 1, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$34,839	100.0	$33,559	100.0
Cost of services	25,164	72.2	24,461	72.9
Gross profit	9,675	27.8	9,098	27.1

Selling, general and administrative	8,153	23.5	8,077	24.1
Depreciation and amortization	415	1.1	279	0.8
	8,568	24.6	8,356	24.9

Operating income	1,107	3.2	742	2.2
Other income (expense), net	(12)	0.0	1	0.0

Income before income taxes	1,095	3.2	743	2.2
Income tax expense	461	1.3	19	0.0

Net income	$634	1.9	$724	2.2

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarter reporting periods ended September 29, 2012 and October 1, 2011 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 29, 2012 Compared to Thirteen Week Period Ended October 1, 2011 (Continued)

Revenues.  Revenues increased 3.8%, or $1.3 million, for the thirteen week period ended September 29, 2012 as compared to the thirteen week period ended October 1, 2011 (the “comparable prior year period”).  Revenues decreased $0.2 million in the Information Technology segment, increased $1.5 million in the Engineering segment, and decreased $0.1 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 2.9%, or $0.7 million, for the thirteen week period ended September 29, 2012 as compared to the comparable prior year period. The increase in cost of services was primarily due to the BGA acquisition.  Cost of services as a percentage of revenues decreased to 72.2% for the thirteen week period ended September 29, 2012 from 72.9% for the comparable prior year period. The decrease in cost of services as a percentage of revenues was primarily due to improvements in the Company’s Information Technology segment as a result of concentrated efforts to focus on higher gross margin services.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 0.9%, or $0.1 million, for the thirteen week period ended September 29, 2012 as compared to the comparable prior year period.  The increase in SGA expense was primarily due to the BGA acquisition.  As a percentage of revenues, SGA expenses were 23.5% for the thirteen week period ended September 29, 2012 as compared to 24.1% for the comparable prior year period.  The decrease in SGA expenses as a percentage of revenues was primarily due to a concerted effort to reduce SGA expense throughout the Company.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.

Income Tax Expense.  The Company recognized $0.5 million of income tax expense for the thirteen week period ended September 29, 2012 as compared to negligible income tax expense for the comparable prior year period.  The consolidated effective income tax rate for the current period was 43.9% as compared to 2.6% for the comparable prior year period. The unusually low consolidated effective tax rate in the prior period was due to recognizing a discreet benefit.  The projected fiscal 2012 effective income tax rate as of September 29, 2012 is approximately 42.9% and 26.8% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction impacts the overall effective income tax rate of the company.  In the current quarter, we decreased our consolidated effective income tax rate for the year as a result of changes in our expectation of the relative profitability in each jurisdiction.

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $12.4 million in the thirteen week period ended September 29, 2012 decreased $0.2 million, or 1.3%,  as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to the continued residual impact from poor execution by its sales generation team in 2011, which the Company has taken, and continues to take, steps to remediate, and the Company’s focus on higher gross margin services.  The Company is encouraged that the Information Technology segment’s gross profit increased $0.3 million, or 10.2%, in the thirteen week period ended September 29, 2012 as compared to the comparable prior year period.  The Information Technology segment operating income was $0.2 million for the thirteen week period ended September 29, 2012 as compared to an operating loss of $0.2 million in the comparable prior year period.  The increase in operating income was due to improvements in the Company’s cost of sales as a percentage of revenues, resulting from a focus on higher profit assignments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 29, 2012 Compared to Thirteen Week Period Ended October 1, 2011 (Continued)

Segment Discussion Continued (See Note 14 to the Consolidated Financial Statements)

Engineering

Engineering revenues of $17.1 million in the thirteen week period ended September 29, 2012 increased $1.5 million, or 9.8%, as compared to the comparable prior year period. The increase was primarily due to the BGA acquisition which contributed revenues of $1.6 million.  The Engineering segment operating income was $0.9 million for the thirteen week period ended September 29, 2012 as compared to $1.0 million in the comparable prior year period.  The decrease in operating income was primarily due to an increase in cost of sales for the Company’s Canadian Engineering division, a $0.2 million write-down of equipment no longer in use in Canada and deemed worthless and a higher allocation of corporate SGA expense as compared to the comparable prior year period.

Specialty Health Care

Specialty Health Care revenues of $5.3 million in the thirteen week period ended September 29, 2012 decreased $0.1 million, or 1.6%, as compared to the comparable prior year period. The Company believes that the decrease was due to normal fluctuations in revenues.  The Specialty Health Care segment’s operating loss for the thirteen week period ended September 29, 2012 decreased slightly as compared to the comparable prior year period.  Consistent with prior year results, the Company’s third quarter revenues experienced a seasonal reduction due to the fact that the Specialty Health Care segment’s largest customer, a large school system, significantly slows its activities during the summer months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 29, 2012 Compared to Thirty-Nine Week Period Ended October 1, 2011

A summary of operating results for the thirty-nine week periods ended September 29, 2012 and October 1, 2011 is as follows (in thousands):

	September 29, 2012		October 1, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$108,798	100.0	$108,779	100.0
Cost of services	79,182	72.8	78,171	71.9
Gross profit	29,616	27.2	30,608	28.1

Selling, general and administrative	24,766	22.8	24,919	22.9
Depreciation and amortization	953	0.8	867	0.8
	25,719	23.6	25,786	23.7

Operating income	3,897	3.6	4,822	4.4
Other income (expense), net	18	0.0	5	0.0

Income before income taxes	3,915	3.6	4,827	4.4
Income tax expense	1,718	1.6	1,686	1.5

Net income	$2,197	2.0	$3,141	2.9

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The year-to-date reporting periods ended September 29, 2012 and October 1, 2011 consisted of thirty-nine weeks each.

Revenues.  Revenues on a consolidated basis increased marginally for the thirty-nine week period ended September 29, 2012 as compared to the thirty-nine week period ended October 1, 2011 (the “comparable prior year period”).  Revenues decreased $1.7 million in the Information Technology segment, increased $0.9 million in the Engineering segment, and increased $0.8 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 1.3%, or $1.0 million, for the thirty-nine week period ended September 29, 2012 as compared to the comparable prior year period.  The increase in cost of services was primarily due to the BGA acquisition.  Cost of services as a percentage of revenues increased to 72.8% for the thirty-nine week period ended September 29, 2012 from 71.9% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work and higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division.

Selling, General and Administrative.  SGA expenses decreased 0.6%, or $0.2 million, for the thirty-nine week period ended September 29, 2012 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.8% for the thirty-nine week period ended September 29, 2012 as compared to 22.9% for the comparable prior year period.  The decrease in SGA expenses and SGA expenses as a percentage of revenues was primarily due to a concerted effort by the Company to reduce SGA expenses offset by an increase in bad debt expense of $0.3 million. The primary components of the reduction include labor, its related expenses and professional fees.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 29, 2012 Compared to Thirty-Nine Week Period Ended October 1, 2011 (Continued)

Income Tax Expense.  The Company recognized $1.7 million of income tax expense for the thirty-nine week periods ended September 29, 2012 and October 1, 2011.  The consolidated effective income tax rate for the current period was 43.9% as compared to 34.9% for the comparable prior year period. The increase in the consolidated effective tax rate was primarily due to recognizing a discreet benefit in the prior period.  The projected fiscal 2012 effective income tax rate as of September 29, 2012 is approximately 42.9% and 26.8% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction impacts the overall effective income tax rate of the company.  In the current period, we decreased our consolidated effective income tax rate for the year as a result of changes in our expectation of the relative profitability in each jurisdiction.

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $39.5 million in the thirty-nine week period ended September 29, 2012 decreased $1.7 million, or 4.1%, as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to the continued residual impact from poor execution by its sales generation team in 2011, which the Company has taken, and continues to take, steps to remediate, and the Company’s focus on higher gross margin services.  The Company is encouraged that the Information Technology Segment’s gross profit increased $0.3 million, or 10.2%, in the thirteen week period ended September 29, 2012 as compared to the comparable prior year period.  The Information Technology segment operating income was $0.7 million for the thirty-nine week period ended September 29, 2012 as compared to $0.1 million in the comparable prior year period.  The increase in operating income was due to improvements in the Company’s cost of sales as a percentage of revenues and a reduction in SGA expenses.

Engineering

Engineering revenues of $48.5 million in the thirty-nine week period ended September 29, 2012 increased $0.9 million, or 1.9%, as compared to the comparable prior year period. The increase was primarily due to the BGA acquisition which contributed revenues of $1.6 million.  Revenues from the Company’s Canadian Engineering division decreased by $3.5 million and was offset by increases of $2.8 million from the balance of the Engineering segment.  The Company believes the revenue decrease for its Canadian Engineering division was due mainly to procedural client delays.  The Engineering segment operating income was $2.2 million for the thirty-nine week period ended September 29, 2012 as compared to $3.5 million in the comparable prior year period.  The decrease in operating income was primarily due to an increase in cost of services as a percentage of revenues to 76.5% for the thirty-nine week period ended September 29, 2012 as compared to 73.8% in the comparable prior year period and a higher allocation of corporate SGA expense as compared to the comparable prior year period.  The increase in cost of services as a percentage of revenues was primarily due to increases in non-billable labor in the Company’s Canadian Engineering division due to the heightened need for non-billable proposal preparation and needs to maintain its highly trained workforce for expected increases in demand for services in the fourth quarter of fiscal 2012 and fiscal 2013. The Company believes it will experience decreased cost of services as a percentage of revenues in the Engineering segment during the fourth quarter of fiscal 2012 and fiscal 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 29, 2012 Compared to Thirty-Nine Week Period Ended October 1, 2011 (Continued)

Segment Discussion Continued (See Note 14 to the Consolidated Financial Statements)

Specialty Health Care

Specialty Health Care revenues of $20.7 million in the thirty-nine week period ended September 29, 2012 increased $0.8 million, or 4.1%, as compared to the comparable prior year period. The increase was primarily due to the Company’s concerted efforts to expand its geographic reach. The Specialty Health Care segment operating income was $1.0 million for the thirty-nine week period ended September 29, 2012 as compared to $1.2 million for the comparable prior year period.  The decrease in operating income was primarily due to an increase in cost of services of 68.1% for the thirty-nine week period ended September 29, 2012 as compared to 66.3% in the comparable prior year period.  The primary reasons for the increase in cost of services was due to labor rate increases in the Company’s core geographic markets and the fact that as the Company expands its geographic reach, more competitive pricing is often necessary.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	September 29, 2012	October 1, 2011
Cash provided by (used in):
Operating activities	$7,448	$9,843
Investing activities	($1,651)	($344)
Financing activities	($3,983)	($1,576)

Operating Activities
Operating activities provided $7.4 million of cash for the thirty-nine week period ended September 29, 2012 as compared to $9.8 million in the comparable prior year period.  The major components of the cash provided by operating activities in the thirty-nine week period ended September 29, 2012 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirty-nine week period ended September 29, 2012 was $2.2 million as compared to $3.1 million for the comparable prior year period. A decrease in accounts receivables in the thirty-nine week period ended September 29, 2012 provided $0.9 million as compared to providing $2.6 million in the comparable prior year period. The Company primarily attributes the decrease in accounts receivables for the thirty-nine week period ended September 29, 2012 to increased efforts to reduce accounts receivable. The Company’s net of transit accounts payable and transit accounts receivable generated $0.6 million in the thirty-nine week period ended September 29, 2012, as compared to $2.4 million for in the comparable prior year period. The transit accounts payable temporarily exceeds transit accounts receivable, but is expected to reach equal levels shortly after September 29, 2012.

A decrease in accounts payable and accrued expenses used $0.2 million as compared to using $0.7 million for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase in accrued payroll and related costs in the thirty-nine week period ended September 29, 2012 provided $1.9 million as compared to providing $1.5 million in the comparable prior year period.  The increase in accrued payroll and related costs during the thirty-nine week period ended September 29, 2012 primarily relates to the timing of the Company’s bi-weekly payroll in normal course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $1.7 million for the thirty-nine week period ended September 29, 2012 as compared to using $0.3 million in the comparable prior year period.  The increase in cash used by investing activities was primarily attributable to $1.3 million used to acquire the assets of BGA. The Company anticipates upgrading its ERP system sometime in 2013 and, depending on what system is selected, it may see a significant rise in expenditures for property and equipment.

Financing Activities
Financing activities used $4.0 million of cash for the thirty-nine week period ended September 29, 2012 as compared to using $1.6 million for the comparable prior year period. The primary use of cash was $4.4 million for the Company’s share repurchase program as compared to $1.8 million in the comparable prior year period.  Cash was provided by the exercise of stock options and issuance of stock under the Company’s employee stock purchase plan of $0.4 million as compared to $0.3 million for the comparable prior year period.

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

There were no borrowings during the thirty-nine week periods ended September 29, 2012 and October 1, 2011.  At September 29, 2012 and December 31, 2011, there were letters of credit outstanding for $0.9 million.  At September 29, 2012, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.1 million.

As of September 29, 2012, $5.9 million of the $30.2 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries.

Commitments
The Company anticipates that its primary uses of capital in future periods will be for working capital purposes.  Funding for any long-term and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility (or a replacement thereof), funds generated through operations or future financing transactions.  The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business (see Footnote 16), which may or may not be covered by insurance.  Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, liquidity, and the results of operations.

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

Liquidity and Capital Resources (Continued)

Commitments - (Continued)
The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it will begin to upgrade its current ERP system sometime in 2013 and depending on what system is selected, it may see a significant rise in expenditures for property and equipment. The Company’s current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2019.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2012 (after September 29, 2012)	$830
2013	2,385
2014	1,459
2015	1,132
2016	1,008
2017	860
Thereafter	1,187
Total	$8,861

Future Contingent Payments
As of September 29, 2012, the Company had two active acquisition agreements:1) the Company acquired certain assets of Project Solutions Group, Inc. (“PSG”) in 2009; and 2) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”) as more fully described in Footnote 6. The Company cannot estimate future contingent payments with any certainty.  However, the Company estimates future contingent payments as follows (in thousands):

Period Ending	PSG	BGA	Total
December 29, 2012	$11	$ -	$11
December 28, 2013	184	228	412
January 3, 2015	-	253	253
January 2, 2016	-	269	269
December 31, 2016	-	307	307
Estimated Future Contingent Payments	$195	$1,057	$1,252

Actual future contingent payments may materially exceed the estimates above.  In the case of future payments to PSG the Company believes that it is highly unlikely that any future payments, if any, will materially exceed the estimates above.  Future contingent payments to be made to BGA, if any, shall in no event exceed $3.0 million cumulatively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 29, 2012, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated in the Company’s Quarterly Report for the fiscal quarter ended September 29, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchases of common stock during the third quarter of 2012 under the share repurchase program authorized by our Board of Directors in February 2010 and extended in February 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	43,639	$5.47	43,639	$478,000
August 1 – August 31	12,267	$5.51	12,267	$411,000
September 1 – September 29	8,921	$5.47	8,921	$362,000
Total	64,827	$5.48	64,827	$362,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chairman, President and Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: November 7, 2012	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 7, 2012	By: /s/ Kevin Miller
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

Date: November 7, 2012	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: November 7, 2012	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended September 29, 2012 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
Chairman, President and Chief Executive Officer

Date:  November 7, 2012

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended September 29, 2012 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  November 7, 2012