Form 10-K
RCM TECHNOLOGIES INC
filed 2013-02-22
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ........... to ...........

Commission file number 1-10245

RCM TECHNOLOGIES, INC. (Exact Name of Registrant as Specified in its Charter)

Nevada	95-1480559
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey	08109-4613
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:	(856) 356-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.05 per share	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:	None

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
YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25.4 million based upon the closing price of $4.67 per share of the registrant’s common stock on June 29, 2012 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of February 20, 2013: 12,309,764.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant’s 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2013 Proxy Statement is not filed by April 29, 2013 (the first business day following the day that is 120 days after the last day of the registrant’s 2012 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (v) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (vi) the Company’s ability to obtain financing on satisfactory terms; (vii) the reliance of the Company upon the continued service of its executive officers; (viii) the Company’s ability to remain competitive in the markets that it serves; (ix) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (x) the risk of claims being made against the Company associated with providing temporary staffing services; (xi) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xii) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xiii) uncertainties in predictions as to the future need for the Company’s services; (ix) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xv) the costs of conducting and the outcome of litigation involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xvi) the results of, and costs relating to, interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction; and (xvii) other economic, competitive and governmental factors affecting the Company’s operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

RCM consists of three operating segments: Information Technology, Engineering and Specialty Health Care Services.  The Company’s Information Technology, or IT, segment provides enterprise business solutions, application services, infrastructure solutions, competitive advantage & productivity solutions, life sciences solutions and other selected vertical market specific offerings.  RCM’s Engineering segment provides engineering and design, engineering analysis, technical writing and technical support services.  The Company’s Specialty Health Care Services segment provides the staffing of health care professionals, primarily therapists, nurses and care givers.

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

During the fiscal year ended December 29, 2012, approximately 35.8% of RCM’s total revenues were derived from IT services, 45.7% from Engineering services, and the remaining 18.5% from Specialty Health Care services.

Demand for the Company’s services can be significantly impacted by changes in the general level of economic activity, particularly technology spending.  During periods of reduced economic activity, such as the environment in the United States and the world in general since approximately mid-2007 and continuing through fiscal 2012 and into 2013, the Company may also be subject to increased pricing pressure in its markets due to reduced spending by clients and potential clients of the Company.  Extended periods of weakness in the economy can have a material adverse impact on the Company’s business and results of operations.  Accordingly, the Company’s operations have been adversely impacted by the continuing economic downturn that began in the middle of 2007.

Industry Overview

Businesses today face intense competition, the challenge of constant technological change and the ongoing need for business process optimization.  To address these issues and to compete more effectively, companies are continually evaluating the need for implementing innovative solutions to upgrade their systems, applications and processes.  As a result, the ability of an organization to integrate and align advanced technologies with new business objectives is critical.

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

Attract and Retain Highly Qualified Consultants and Technical Resources
The Company believes it has been successful in attracting and retaining highly qualified consultants and contractors by (i) providing stimulating and challenging work assignments, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing selective training to maintain and upgrade skills and (v) aligning the needs of its customers with appropriately skilled personnel.  The Company believes it has been successful in retaining these personnel due in part to its use of practice managers who are dedicated to maintaining contact with, and monitoring the satisfaction levels of, the Company’s consultants and contractors while they are on assignment.

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

To accomplish this, the Company’s financial reporting and accounting systems are centralized in the Company’s operational headquarters in Parsippany, NJ.  The systems have been configured to perform all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company anticipates enhancing its financial reporting and accounting system platform in the fiscal year ending December 28, 2013.

ITEM 1. BUSINESS (CONTINUED)

Information Technology

The Company’s IT segment is comprised of two business groups – the IT Consulting Business Group and the IT Solutions Business Group.  The IT Consulting Business Group consists of business units in the U.S., Canada and Puerto Rico primarily supporting Financial, Technical, Manufacturing, Distribution and Government applications.  The IT Solutions Business Group consists of six business units:

•	Enterprise Infrastructure Management
•	Enterprise Integration
•	Enterprise Supply Chain
•	Enterprise Project Management
•	Enterprise HR
•	Life Sciences

The RCM Enterprise Business Solutions Group’s core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and methodologies by bundling software, systems, tools and services into integrated business and technology solutions.  Invoices on projects whereby the Company sold its own proprietary software were not material for the fiscal year ended December 29, 2012.

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

As of December 29, 2012, the Company assigned approximately 410 information technology employees and consultants to its customers.

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

As of December 29, 2012, the Company assigned approximately 550 engineering and technical employees and consultants to its customers.

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

As of December 29, 2012, the Company assigned approximately 390 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 26 branch offices located in the United States, Canada and Puerto Rico.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
USA
California	1	HC
Connecticut	1	E
Florida	1	HC
Hawaii	1	HC
Maryland	1	IT
Michigan	3	IT, E
Minnesota	1	IT
New Jersey	3	IT, E
New Mexico	1	HC
New York	3	IT, E, HC
Ohio	1	IT
Oregon	1	IT
Pennsylvania	1	HC
Rhode Island	1	E
Wisconsin	2	IT, E
	22

CANADA	3	IT, E

PUERTO RICO	1	IT

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

ITEM 1. BUSINESS (CONTINUED)

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico.  Revenues for the fiscal year ended December 29, 2012 and total assets by geographic area as of December 29, 2012 are as follows ($ in thousands):

	Revenues	Total Assets
United States	$120,327	$68,364
Canada	20,641	14,612
Puerto Rico	4,849	1,572
	$145,817	$84,548

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

The Company’s principal sales offices typically have one general manager, one sales manager, three to six sales people, several technical delivery or practice managers and several recruiters.  The general managers report to regional vice presidents who are responsible for ensuring that performance goals are achieved.  The Company’s regional vice presidents meet frequently to discuss “best practices” and ways to increase the Company’s cross selling of its professional services.  The Company’s practice managers meet periodically to strategize, maintain continuity, and identify developmental needs and cross-selling opportunities.

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

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

The Company’s larger recognizable customers include 3M, AAR Corporation, ADP, Aramark, Aurora Flight Sciences Corporation, Bimbo Bakeries, USA, Bruce Power Limited Partnership (“Bruce Power”), Bruckner Supply Company, Con Edison, Covidien, Entergy, Exelon Nuclear, FlightSafety International, IBM, Johnson and Johnson, Lilly del Caribe, Microsoft, New York City Department of Education, New York Power Authority, Ontario Power Generation, Pfizer, Pragmatics, PSE&G, United Technologies Corporation, U.S. Department of the Treasury, Vermont Yankee Nuclear Power, Warner Chilcott and Zimmer Holdings, Inc.  The Company serves Fortune 1000 companies and many middle market clients.  The Company’s relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During the fiscal year ended December 29, 2012, United Technologies Corporation accounted for 11.8% of the Company’s revenues. No other customer accounted for 10% or more of the Company’s revenues in that period.  The Company’s five, ten and twenty largest customers accounted for approximately 37.4%, 46.9% and 57.5%, respectively, of the Company’s revenues for the fiscal year ended December 29, 2012.

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

RCM has partnered with vendors like AT&T, Microsoft, Cisco, SAP, ADP and DELL to deploy their business solutions internally. All perimeter devices have been standardized on Cisco hardware; internal devices (servers, desktops, laptops, printers, etc.) are DELL based; with AT&T communication lines throughout the enterprise, facilitating centralized management and support of the network.

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

ITEM 1. BUSINESS (CONTINUED)

Information Systems (Continued)

The move to service oriented architecture facilitated the implementation of the Cisco Voice over IP (VOIP) solution which is currently deployed throughout RCM’s offices. This enterprise solution, based on Cisco Call Manager, Unity voicemail, Mobility Manager, Meeting Place, Fax Server and Video Presence has effectively unified all RCM offices in the U.S. and Canada.  Benefits include four digit extension calls between RCM offices, email and voicemail unification, soft and mobile phone integration, video and web conferencing, central and email enabled faxing.

RCM’s messaging architecture is currently based on the Microsoft Exchange 2007 and Cisco Unity platform. The current mail system is comprised of redundant mail routing servers and clustered mailbox servers attached to a Storage Area Network (SAN) This messaging platform has the current capacity of six Terabytes (TB), with the capability of scaling to 18 Terabytes (TB). In addition to mail storage being sized for VOIP integration, web access to the mail server is only allowed via secure HTTPs protocol. Augmenting the messaging architecture is a mail archiving solution by GFI to accommodate disaster recovery, compliance and litigation requirements. RCM anticipates it will upgrade to Microsoft Exchange 2010, currently in pilot phase, in order to capitalize on the increased flexibility and high availability features. Windows Server 2012 cloud, virtualization and cross-premises capabilities are currently being evaluated to provide the best platform for the new exchange messaging environment. Deployment to the production environment is scheduled in the third quarter of fiscal year ending December 28, 2013.

The Company has upgraded the ERP hardware, Application and Operating system, to accommodate its growing needs.  The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting, budgeting and consolidation reporting functionality. The Company, as part of its business process reengineering, migrated payroll processing and HR benefits to ADP, and is continuing to evaluate other aspects of its ERP landscape to promote efficiencies, and determine the best fit for the organization. A decision regarding the future path of the ERP environment is expected in the fiscal year ending December 28, 2013.

The Company also has Autotime and TES, automated time and attendance systems, which augments the SAP ERP application by catering to the needs of its diverse business offerings and distributed workforce.  The applications are housed in a three-tiered DELL server architecture, and are currently servicing Canadian and U.S. offices.

The Company’s internet presence is an integral part of its strategic initiative to improve visibility and contextualize its business offerings. The company’s website has been revised, making the site more interactive, with improved web analytics. The site also utilizes Search Engine Optimization which allows for an enhanced user experience.

The Company is utilizing JobDiva, an application service provider (ASP) solution for sourcing candidates and fulfilling client requirements. The integrated solution allows RCM to track all client requirements on an enterprise level.  JobDiva permits RCM recruiters to search multiple sources (e.g. job boards) to identify and match suitable candidates for an opportunity or need. JobDiva allows RCM to build and maintain a proprietary database of prequalified candidates, thereby enhancing our ability to respond quickly to client demands.  Furthermore, the solution increases visibility internally to sales personnel and the management team to manage client priorities not only on a localized, but a national basis.  Customized reporting and query capabilities allow RCM management to monitor personnel performance and client responsiveness. All data and information is accessible via a web portal.

In the interest of consolidation and being green, RCM is currently deploying virtualization technology from VMware and Microsoft.  The server footprint at the primary datacenter in Parsippany, NJ has been reduced by 60% without compromising systems integrity or redundancy. Implementation of V-motion, fault tolerance, high availability and centralized management are an integral part of this solution. Green initiatives include partnerships with vendors for the recycling of used printers, toners, servers, desktops and mobile devices.

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

Additionally, RCM has contracted and brokered strategic relationships with third-party vendors to meet its recovery objectives in the event of a system disruption.  For example, comprehensive service level agreements provided by AT&T and Cisco for RCM’s data circuits and network devices guarantee minimal outages as well as network redundancy and scalability.  The Disaster Recovery site, located at the corporate office in Pennsauken, NJ, provides WAN, ERP, VOIP, file, application and messaging services should the primary data center facility at Parsippany become inoperable.

The Company’s ability to protect its data assets against damage from fire, power loss, telecommunications failures, and facility violations is critical.  To address potential cyber security threats, the Company uses Websense mail management service to filter all emails destined for the RCMT domain before being delivered to the corporate mail servers. Websense, web filtering has also been deployed to safeguard the enterprise from malicious internet content. The deployment of Microsoft Forefront / WSUS virus, spam, and patch management controls extends from the perimeter network to all desktops and is centrally monitored and managed.  In addition to the virus and malware controls, an Intrusion Protection System (IPS) monitors and alerts on changes in network traffic patterns as well as known hostile signatures.

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

ITEM 1. BUSINESS (CONTINUED)

Competition (Continued)

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

Government Regulations

The Company is a consulting firm and employment service provider and  is generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its employees, including tax withholding or reporting, social security or retirement, benefits, workplace compliance, wage and hour, anti-discrimination, immigration and workers’ compensation; (2) registration, licensing, record keeping and reporting requirements; and (3) federal contractor compliance.  The Company believes it is in material compliance with all employee related statutes.

Intellectual Property

Management believes the RCM Technologies, Inc. name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including The Source of Smart Solutions®.  The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect the Company’s use of its proprietary rights.

Employees

As of December 29, 2012, the Company employed an administrative, sales, recruiting and management staff of approximately 110 people, including certified IT specialists and licensed engineers who, from time to time, participate in IT and engineering design projects undertaken by the Company.  As of December 29, 2012, there were approximately 410 information technology and 550 engineering and technical employees and consultants assigned by the Company to work on client projects for various periods and there were approximately 390 specialty health care services employees assigned to clients.  None of the Company’s employees are represented by a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

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

RCM has adopted a Code of Conduct applicable to all of its directors, officers and employees. In addition, the Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its Chief Executive Officer, Chief Financial Officer and Controller. Both the Code of Conduct and Code of Ethics are available, free of charge, by sending a written request to the Company’s Corporate Secretary. If the Company makes any amendments to either of these Codes (other than technical, administrative, or other non-substantive amendments), or waives (explicitly or implicitly) any provision of the Code of Ethics to the benefit of its Chief Executive Officer, Chief Financial Officer or Controller, it intends to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K filed with the SEC.

ITEM 1A. RISK FACTORS

The Company’s business involves a number of risks, some of which are beyond its control.  The risk and uncertainties described below are not the only ones the Company faces.  Set forth below is a discussion of the risks and uncertainties that management believes to be material to the Company.

Economic Trends

The global economic crisis that began in 2008 continues to create conditions such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and volatility in credit, equity and fixed income markets.  Any or all of these developments could negatively affect the Company’s business, operating results or financial condition in a number of ways.  For example, current or potential customers may be unable to fund capital spending programs, new product launches of other similar endeavors whereby they might procure services from the Company, and therefore delay, decrease or cancel purchases of services or not pay or delay paying for previously purchased services.  In addition, these conditions may cause the Company to incur increased expenses or make it more difficult either to utilize existing debt capacity or otherwise obtain financing for operations, investing activities (including the financing of any future acquisitions), or financing activities, all of which could adversely affect the Company’s business, financial condition and results of operations.

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

Highly Competitive Business

The staffing services and outsourcing markets are highly competitive and have limited barriers to entry.  RCM competes in global, national, regional, and local markets with numerous temporary staffing and permanent placement companies.  Price competition in the staffing industry is significant and pricing pressures from competitors and customers are increasing.  In addition, there is increasing pressure on companies to outsource certain areas of their business to low cost offshore outsourcing firms.  RCM expects that the level of competition will remain high in the future, which could limit RCM’s ability to maintain or increase its market share or profitability.  Our inability to compete successfully with our competitors could adversely affect the Company’s business, financial condition and results of operations.

Seasonality of Business

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

ITEM 1A. RISK FACTORS (CONTINUED)

Future Proxy Contests

Stockholders of the Company may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over the Company. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company.

On January 2, 2013, the Company received a letter from IRS Partners No. 19, L.P. (“IRS Partners”), the beneficial holder of approximately 12.2% of the Company’s issued and outstanding shares, that indicates IRS Partners’ intention to nominate two candidates for election to our board of directors and present three stockholder proposals for consideration by the Company’s stockholders at our 2013 annual meeting of stockholders. If a proxy contest involving IRS Partners ensues, or if we become engaged in a proxy contest with another activist stockholder in the future, our business could be adversely affected because:

•
responding to proxy contests and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect the Company's results of operations and financial condition;

•
perceived uncertainties as to our future direction as a result of changes to composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•	if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders; and
•
a consequence of a proxy contest could be that it eventually results in a “change in control” of the Company as such event is defined in the various agreements between the Company and certain key members of management which could entitle such members to terminate their employment with the Company and receive severance payments which, if incurred, may materially impact the financial condition of the Company.

Stockholder Rights Plan

On January 31, 2013, our Board approved a stockholder rights plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of our common stock of the Company to stockholders of record at the close of business on February 10, 2013.  Our rights plan is intended to protect the Company and its stockholders from efforts to obtain control of the Company that our Board determines are not in the best interests of the Company and its stockholders, and to enable all stockholders to realize the long-term value of their investment in the Company. The rights plan is not intended to interfere with any merger, tender or exchange offer or other business combination approved by our Board. Nor does the rights plan prevent our Board from considering any offer that it considers to be in the best interest of its stockholders. Our rights plan is similar to rights plans adopted by many other publicly-traded companies.

Each right entitles stockholders to buy from the Company a unit consisting of one one-hundredth of a share of a newly-authorized series of junior participating preferred stock of the Company, upon the occurrence of certain events, at a purchase price of $15.00 per unit. The rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock in a transaction, including the open market purchase of shares, not approved by our Board. If a person or group acquires 15%, each right will entitle its holder (other than such person or members of such group) to purchase, at the right's exercise price (subject to adjustment as provided in the rights plan), a number of shares of the Company’s common stock having a then-current market value of twice the exercise price.

ITEM 1A. RISK FACTORS (CONTINUED)

Stockholder Rights Plan (Continued)

Since the rights plan will cause substantial dilution to a person or group that attempts to acquire control of the Company on terms or in a manner not approved by our Board, the rights plan may make it more difficult for other persons or entities, without the approval of our Board, to make a tender offer or otherwise acquire substantial amounts of our common stock, or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interests.

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” the Company’s five, ten and twenty largest customers accounted for approximately 37.4%, 46.9% and 57.5%, respectively, of revenues for the fiscal year ended December 29, 2012.  Some of these customers may be affected by the current state of the economy or developments in the credit markets.  The Company’s customers may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Dependence Upon Personnel

The Company’s operations depend on the continued efforts of its officers and other executive management.  The loss of key officers and members of executive management may cause a significant disruption to the Company’s business. RCM also depends on the performance and productivity of its local managers and field personnel.  The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered.  The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use the Company’s services based upon past relationships with local managers and field personnel.  In order to fulfill the requirements of the Company’s customers, the Company must be able to recruit and retain appropriate personnel for client assignments.

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition.  The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At December 29, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility and $0.8 million outstanding under letters of credit.

The Revolving Credit Facility contains various financial and non-financial covenants.  At December 29, 2012, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

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

Claims raised by clients stemming from the improper actions of temporary professionals, even if without merit, could cause the Company to incur significant expense associated with rework costs or other damages related to such claims.  Furthermore, such claims by clients could damage the Company’s business reputation and result in the discontinuation of client relationships.

ITEM 1A. RISK FACTORS (CONTINUED)

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

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico.  For the fiscal year ended December 29, 2012, approximately 17.5% of the Company’s revenues were generated outside the United States.  There are certain risks inherent in conducting business internationally including:  the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences.  To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

Foreign Currency Fluctuations and Changes in Exchange Rates

The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates.  RCM’s exposure to foreign currency fluctuations relates to operations in Canada, principally conducted through its Canadian subsidiary.  Exchange rate fluctuations affect the U.S. dollar value of reported earnings derived from the Canadian operations as well as the carrying value of the Company’s investment in the net assets related to these operations.  The Company does not engage in hedging activities with respect to foreign operations.

Trademarks

Management believes the RCM Technologies, Inc. name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including The Source of Smart Solutions®.  The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect the Company’s use of its proprietary rights.  The Company’s success depends on its ability to successfully obtain and maintain, and prevent misappropriation or infringement of, its intellectual property, maintain trade secret protection, and conduct operations without violating or infringing on the intellectual property rights of third parties.  Intellectual property litigation is expensive and time-consuming, and it is often difficult, if not impossible, to predict the outcome of such litigation.  If the Company is involved in an intellectual property litigation, its business, financial condition and results of operations could be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 26 administrative and sales offices located in the United States, Puerto Rico and Canada.  The majority of the Company’s offices typically consist of 1,000 to 15,000 square feet and are typically leased by the Company for terms of one to three years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company’s executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 11,200 square feet and are leased at a rate of approximately $14.00 per square foot per annum for a term ending on June 30, 2020.

The Company’s operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 16,000 square feet and are leased at a rate of approximately $21.00 per square foot per annum for a term ending on October 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.2 million as of December 29, 2012.  Asserted claims in these matters seek approximately $10.4 million in damages as of December 29, 2012.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

See further discussion of Legal Proceedings in Note 16 (Contingencies) to the consolidated financial statements included in Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are traded on The NASDAQ Global Market under the Symbol “RCMT.”  The following table sets forth approximate high and low sales prices for the two years in the period ended December 29, 2012 as reported by The NASDAQ Global Market:

	Common Stock
Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$5.20	$4.23
Second Quarter	$5.93	$5.00
Third Quarter	$5.65	$3.98
Fourth Quarter	$5.40	$4.00

Fiscal Year Ended December 29, 2012
First Quarter	$5.88	$5.06
Second Quarter	$6.16	$4.89
Third Quarter	$5.75	$5.23
Fourth Quarter	$6.72	$5.05

Holders

As of February 11, 2013, the approximate number of holders of record of the Company’s Common Stock was 463. Based upon the requests for proxy information in connection with the Company’s 2012 Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 2,377.

Dividends

On December 27, 2012, the Company paid to stockholders of record on December 20, 2012 a one-time special cash dividend of $1.00 per share of common stock.  Prior to fiscal 2012, the Company had never paid any dividend on the Common Stock.  The Company also accrued $1.00 per share on 350,000 unvested restricted stock units.  The restricted stock units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock grant date and ultimate share distribution date.  The accrued dividend will be paid when the restricted stock units vest in November 2015, while dividends on forfeited restricted stock units will also be forfeited.

Approximately 14.5% of the one-time special cash dividend was treated as an ordinary taxable dividend and the approximate balance of 85.5% was treated as a return of capital to the extent of the recipient’s tax basis, or a capital gain thereafter.

The Company’s Board of Directors believes that retaining earnings to finance the development and expansion of the Company’s business is in the best interest of RCM and its shareholders and any future payment of dividends will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company’s capital stock without the prior consent of the majority of the Company’s lenders.  Such consent was received prior to the December 27, 2012 distribution.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

Stock Repurchase by Issuer

The following table provides information relating to the Company’s repurchases of common stock during the fourth quarter of the fiscal year ended December 29, 2012 under the share repurchase program authorized by our Board of Directors in February 2010 and extended by our Board of Directors in February 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 30 – October 31	10,257	$5.52	10,257	$306,000
November 1 – November 30	4,463	$5.52	4,463	$281,000
December 1 – December 29	36,509	$5.43	36,509	$83,000
Total	51,229	$5.46	51,229	$83,000

As of January 4, 2013, the Company used 100% of the funds approved by its Board of Directors in February 2010 to repurchase the Company’s common stock.  Any future repurchases require an approved allotment from the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

RCM participates in a market that is cyclical in nature and sensitive to economic changes.  As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

After normalizing for the BGA acquisition (See Footnote 6 in the Consolidated Financial Statements), the Company experienced a slight proforma decrease in revenues to $148.4 million during the fiscal year ended December 29, 2012 as compared to $148.8 million in the comparable prior year period.  While the Company believes general economic and overall market conditions for its Information Technology and Specialty Health Care segments have improved from their recessionary lows, the Company is cautious regarding expectations for 2013 and beyond as the Company believes that any general economic or market recovery may be slow and/or tenuous and volatile.  The Company also believes that based on its current Engineering segment sales pipeline that the Engineering segment should experience moderate growth in 2013.

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

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants, including payroll taxes, employee benefits and insurance.  Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses.  Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company’s corporate marketing, administrative and financial reporting responsibilities and acquisition program.  The Company records these expenses when incurred.

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

Revenue Recognition

The Company derives its revenues from several sources.  The Company’s Engineering Services and Information Technology Services segments perform consulting and project solutions services.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company’s revenues are invoiced on a time and materials basis.

Project Services - The Company recognizes revenues in accordance with “Revenue Recognition” which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  Amounts invoiced in excess of revenues recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion). In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

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

Transit Receivables and Transit Payables - From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) engages subcontractors to provide construction services; b) typically earns a fixed percentage of the total project value as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractors or transit costs. In those situations, the Company charges the client a management fee, which is reported as net revenue when earned.  Similarly, the Company’s Information Technology segment acts as an agent for a major staffing client.  The Company manages the staffing requirements for a division of the client and numerous staffing agencies provide staff and the Company collects a management fee.  During the fifty-two week period ended December 29, 2012, the total gross billings, including both transit cost billings and the Company’s earned fees, was $64.8 million, for which the Company recognized $15.3 million of its net management fee as revenue.

Under the terms of the agreements, the Company is not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  Transit accounts payable often exceeds transit accounts receivable due to timing differences.  The transit accounts receivable was $10.0 million and related transit accounts payable was $12.0 million as of December 29, 2012.

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

The Company’s allowance for doubtful accounts decreased by approximately $0.3 million to $1.2 million as of December 29, 2012 from $1.5 million as of December 31, 2011.  The decrease was primarily due to the Company’s decision to write off certain older accounts receivable as these amounts were deemed uncollectible.

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
RESULTS OF OPERATIONS (CONTINUED)

Accounting for Stock Options and Restricted Stock Units

The Company uses stock options and restricted stock units to attract, retain and reward employees for long-term service.  The Company follows “Share Based Payment,” which requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements.  This compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company measures stock-based compensation cost using the Black-Scholes option pricing model for stock options and the fair value of the underlying common stock at the date of grant for restricted stock units.

Insurance Liabilities

The Company has risk participation arrangements with respect to workers compensation and health care insurance.  The Company establishes loss provisions based on historical experience and in the case of expected losses from workers compensation, considers input from third parties.  The amounts included in the Company’s costs related to this risk participation are estimated and can vary based on changes in assumptions, the Company’s claims experience or the providers included in the associated insurance programs.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of December 29, 2012, the Company had domestic short term deferred tax assets of $0.5 million, total domestic long term net deferred income tax assets of $2.2 million and foreign tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

The consulting and employment services market is highly competitive with limited barriers to entry.  The Company competes in global, national, regional and local markets with numerous competitors in all of the Company’s service lines.  Price competition in the industries the Company serves is significant, and pricing pressures from competitors and customers are increasing.  The Company expects that the level of competition will remain high in the future, which could limit the Company’s ability to maintain or increase its market share or profitability.

Results of Operations ($ in thousands)

	Fiscal Years Ended
	December 29, 2012		December 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$145,817	100.0	$143,811	100.0
Cost of services	106,102	72.8	103,075	71.7
Gross profit	39,715	27.2	40,736	28.3

Selling, general and administrative	33,166	22.7	32,578	22.7
Depreciation and amortization	1,321	0.9	1,149	0.8
	34,487	23.6	33,727	23.5

Operating income	5,228	3.6	7,009	4.8
Other income (expense), net	102	0.1	(78)	-

Income before income taxes	5,330	3.7	6,931	4.8
Income tax expense	2,103	1.5	2,653	1.8

Net income	$3,227	2.2	$4,278	3.0

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both of the fiscal years ended December 29, 2012 and December 31, 2011 had fifty-two weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 29, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenues.  Revenues increased 1.4%, or $2.0 million, for the fiscal year ended December 29, 2012 as compared to the prior fiscal year (the “comparable prior year period”).  Revenues decreased $1.7 million in the Information Technology segment, increased $4.0 million in the Engineering segment, and decreased $0.3 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.  After normalizing for the BGA acquisition (See Footnote 6 in the Consolidated Financial Statements), the Company experienced a slight proforma decrease in revenues to $148.4 million during the fiscal year ended December 29, 2012 as compared to $148.8 million in the comparable prior year period.

Cost of Services.  Cost of services increased 2.9%, or $3.0 million, for the fiscal year ended December 29, 2012 as compared to the comparable prior year period.  Cost of services as a percentage of revenues increased to 72.8% for the fiscal year ended December 29, 2012 from 71.7% for the comparable prior year period.  The increase in cost of services and the cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work and higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division and an increase in the cost of services as a percentage of revenues in the Company’s Specialty Health Care segment.  See Segment Discussion for further information on changes in cost of services.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 1.8%, or $0.6 million, for the fiscal year ended December 29, 2012 as compared to the comparable prior year period.  SGA expense as a percentage of revenues was essentially equal at 22.7% for the fiscal year ended December 29, 2012 and the comparable prior year period.  The increase in SGA expense was primarily due to the BGA acquisition which added approximately $0.7 million and was offset by decreases in SGA expense in the Company’s Information Technology segment.  See Segment Discussion for further information on changes in SGA expense.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.  The Company reduced its contingent consideration for the fiscal year ended December 29, 2012 by $0.1 million whereas there was no reduction in contingent consideration for the comparable prior year period.

Income Tax Expense.  The Company recognized $2.1 million of income tax expense for the fiscal year ended December 29, 2012 as compared to $2.7 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 39.5% as compared to 38.3% for the comparable prior year period. The increase in the consolidated effective tax rate was primarily due to the fact that income tax expense for the comparable prior year period was reduced by $0.2 million due to a $0.6 million write-off of an investment in the Company’s former Ireland subsidiary.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 29, 2012 Compared to Fiscal Year Ended December 31, 2011 (Continued)

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Information Technology

Information Technology revenues of $52.2 million in the fiscal year ended December 29, 2012 decreased $1.7 million, or 3.2%,  as compared to the comparable prior year period.  The Company believes the decrease in revenue was primarily attributable to the continued residual impact from poor execution by its sales generation team in 2011, which the Company has taken, and continues to take, steps to remediate, and the Company’s focus on higher gross margin services.  The Company is encouraged that the Information Technology segment’s cost of services as a percentage of revenues decreased to 70.8% for the fiscal year ended December 29, 2012 as compared to 71.5% for the comparable prior year period.  Also, the Company made a strategic decision to shed a large low margin client that generated revenues of $0.4 million for the fiscal year ended December 29, 2012 as compared to $2.1 million in the comparable prior year period.  The Information Technology segment operating income was $1.1 million for the fiscal year ended December 29, 2012 as compared to $0.7 million in the comparable prior year period.  The increase in operating income was due to improvements in the Company’s cost of sales as a percentage of revenues, resulting from a focus on higher profit assignments and a decrease in SGA expense of $0.5 million.  The decrease in SGA expense was primarily due to decreases in facilities costs.

Engineering

Engineering revenues of $66.6 million in the fiscal year ended December 29, 2012 increased $4.0 million, or 6.0%, as compared to the comparable prior year period. The increase was primarily due to the BGA acquisition which contributed revenues of $3.3 million for the third and fourth quarters of fiscal 2012.  The Engineering segment operating income was $3.1 million for the fiscal year ended December 29, 2012 as compared to $4.5 million in the comparable prior year period.  The decrease in operating income was primarily due to an increase in cost of sales as a percentage of revenue for the Company’s Canadian Engineering division, a $0.2 million write-down of equipment no longer in use in Canada and deemed worthless and a higher allocation of corporate SGA expense as compared to the comparable prior year period.  Corporate SGA expense is allocated to the three segments based on revenues.  The Engineering segment cost of services as a percentage of revenues increased to 76.1% for the fiscal year ended December 29, 2012 as compared to 74.2% for the comparable prior year period.  The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work and higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division.

Specialty Health Care

Specialty Health Care revenues of $27.0 million in the fiscal year ended December 29, 2012 decreased $0.3 million, or 1.3%, as compared to the comparable prior year period. The Company believes that the decrease was due to normal fluctuations in revenues and a significant impact from Super Storm Sandy which heavily impacted the New York City Metropolitan market in which the Specialty Health Care segment primarily operates.  The Specialty Health Care segment’s operating income for the fiscal year ended December 29, 2012 was $1.1 million as compared to operating income of $1.8 million for the comparable prior year period.  The decrease in operating income was primarily due to an increase in cost of services as a percentage of revenue to 68.2% for the fiscal year ended December 29, 2012 from 66.3% in the comparable prior year period.  The primary reason for the increase in cost of services as a percentage of revenue is from a tightened supply of the skilled set of workers required for the customers of the Specialty Health Care segment and a corresponding increase in their compensation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows
($ in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Cash provided by (used in):
Operating activities	$3,564	$6,470
Investing activities	($1,848)	($418)
Financing activities	($15,999)	($2,226)

Operating Activities

Operating activities provided $3.6 million of cash for the fiscal year ended December 29, 2012 as compared to $6.5 million in the comparable prior year period.  The major components of the cash provided by operating activities in the fiscal year ended December 29, 2012 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the fiscal year ended December 29, 2012 was $3.2 million as compared to $4.3 million for the comparable prior year period.  An increase in accounts receivable for the fiscal year ended December 29, 2012 used $4.7 million as compared to a decrease in accounts receivable for the fiscal year ended December 31, 2011 which provided $2.0 million.  The increase in accounts receivables for the fiscal year ended December 29, 2012 is primarily due to the Company’s work-in-progress balance which increased by $4.7 million to $13.6 million as of December 29, 2012 from $8.9 million as of December 31, 2011.  The Company anticipates the work-in-progress balance will decrease over the next two quarters. The Company’s net of transit accounts payable and transit accounts receivable generated $2.0 million for the fiscal year ended December 29, 2012, as compared to no impact in the comparable prior year period.

An increase in accounts payable and accrued expenses for the fiscal year ended December 29, 2012 provided $2.2 million as compared to using $0.9 million in the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase in accrued payroll and related costs for the fiscal year ended December 29, 2012 provided $0.4 million as compared to using $1.1 million in the comparable prior year period.  The increase in accrued payroll and related costs for the fiscal year ended December 29, 2012 primarily relates to an increase in accrued payroll associated with the BGA acquisition.

Investing Activities

Investing activities used cash of $1.8 million for the fiscal year ended December 29, 2012 as compared to using cash of $0.4 million for the comparable prior year period.  The increase in cash used by investing activities was primarily attributable to $1.3 million used to acquire the assets of BGA. The Company also acquired $0.5 million in property and equipment during the fiscal year ended December 29, 2012 as compared to $0.3 million in the comparable prior year period.  The Company anticipates enhancing its financial reporting and accounting system platform sometime in 2013 and, as a result, it may see a significant rise in expenditures for property and equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities

Financing activities used $16.0 million for the fiscal year ended December 29, 2012 as compared to $2.2 million for the comparable prior year period.  The primary use of cash was related to the Company’s payment of a one-time special dividend of $1.00 per share of common stock which was approximately $12.3 million. The Company also used cash of $4.7 million for the Company’s share repurchase program as compared to $2.5 million in the comparable prior year period.  Cash of $0.9 million was provided by the exercise of stock options as compared to $0.1 million for the comparable prior year period.  The Company attributes the increase in cash provided by the exercise of stock options to the special one-time dividend in that employees exercised stock options in order to receive the special dividend.

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

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  Since the Company did not borrow in order to fund the dividend paid on December 29, 2012, the Company did not require any waiver any covenant under its Revolving Credit Facility.

There were no borrowings during the fiscal years ended December 29, 2012 and December 31, 2011.  At December 29, 2012 and December 31, 2011, there were letters of credit outstanding for $0.8 million.  At December 29, 2012, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

As of December 29, 2012, $3.1 million of the $14.1 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries.

Dividends

On December 27, 2012, the Company paid to stockholders of record on December 20, 2012 a one-time special cash dividend of $1.00 per share of common stock.  Prior to fiscal 2012, the Company had never paid any dividend on the Common Stock.  The Company also accrued $1.00 per share on 350,000 unvested restricted stock units.  The restricted stock units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock grant date and ultimate share distribution date.  The accrued dividend will be paid when the restricted stock units vest in November 2015, while dividends on forfeited restricted stock units will also be forfeited.  Approximately 14.5% of the one-time special cash dividend was treated as an ordinary taxable dividend and the approximate balance of 85.5% was treated as a return of capital to the extent of the recipient’s tax basis, or a capital gain thereafter.

The Company’s Board of Directors believes that retaining earnings to finance the development and expansion of the Company’s business is in the best interest of RCM and its shareholders and any future payment of dividends will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company’s capital stock without the prior consent of the majority of the Company’s lenders.  Such consent was received prior to the December 27, 2012 distribution.

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

The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it will enhance its current financial reporting and accounting system platform sometime in 2013.  The Company’s current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business through December 28, 2013.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2013	$2,901
2014	1,925
2015	1,499
2016	1,011
2017	863
Thereafter	1,186
Total	$9,385

As of December 29, 2012, the Company had two active acquisition agreements: 1) the Company acquired certain assets of Project Solutions Group, Inc. (“PSG”) in 2009; and 2) effective July 1, 2012 the Company acquired certain assets of BGA as more fully described in Footnote 6 in the Consolidated Financial Statements. The Company cannot estimate future contingent payments with certainty.  However, the Company estimates future contingent payments as follows (in thousands):

Period Ending	PSG	BGA	Total
December 28, 2013	$92	$228	$320
January 3, 2015	-	253	253
January 2, 2016	-	269	269
December 31, 2016	-	307	307
Estimated Future Contingent Payments	$92	$1,057	$1,149

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments (Continued)

Actual future contingent payments may materially exceed the estimates above.  In the case of future payments to PSG, the Company believes that it is highly unlikely that any future payments will materially exceed the estimates above.  Future contingent payments to be made to BGA shall in no event exceed $3.0 million cumulatively.

The Company does not believe that future Earnouts to be paid, if any, are likely to be material.

Significant employment agreements are as follows:

Employment Agreement - Leon Kopyt
The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt, which currently provides for an annual base salary of $0.7 million and other customary benefits. In addition, the agreement provides that Mr. Kopyt’s annual bonus be based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The agreement expires on February 28, 2016.  The employment agreement is terminable by the Company upon Mr. Kopyt’s death or disability, or for “good and sufficient cause,” as defined in the agreement.

Termination Benefits Agreement - Leon Kopyt
The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Benefits Agreement”).  Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt’s employment is extended for five years (the “Extended Term”). If Mr. Kopyt’s employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt’s salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 29, 2012, Mr. Kopyt would have been entitled to cash payments of approximately $6.1 million (representing salary and excise tax payments).  A Change in Control as defined in the Benefits Agreement does not include a transaction whereby the Company sells, exchanges, transfers or otherwise disposes of substantially all of the assets in a transaction approved by at least two-thirds of the Board of Directors.

Severance Agreement - Leon Kopyt
The Company is party to a Severance Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Severance Agreement”). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt’s employee benefits for a specified time after his service with the Company is terminated other than “for cause,” as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his employment agreement and the Benefits Agreement, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 29, 2012, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $4.5 million, inclusive of employee benefits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments (Continued)

Executive Severance Agreements with Kevin Miller and Rocco Campanelli

The Company is a party to Executive Severance Agreements (the “Executive Severance Agreements”) with Rocco Campanelli, the Company’s Executive Vice President, and Kevin Miller, the Company’s Chief Financial Officer, which set forth the terms and conditions of certain payments to be made by the Company to each executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) the executive remains continuously employed with the Company for a specified period of time following the Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller).

Under the terms of the Executive Severance Agreements, if either (a) the executive is involuntarily terminated by the Company for any reason other than “Cause” (as defined therein), “Disability” (as defined therein) or death, or (b) the executive resigns for “Good Reason” (as defined therein), and, in each case, the termination is not a “Termination Related to a Change in Control” (as defined below), the executive will receive the following severance payments: (i) an amount equal to 1.5 times the sum of (a) the executive’s annual base salary as in effect immediately prior to the termination date (before taking into account any reduction that constitutes Good Reason) (“Annual Base Salary”) and (b) the highest annual bonus paid to the executive in any of the three fiscal years immediately preceding the executive’s termination date (“Bonus”), to be paid in installments over the twelve month period following the executive’s termination date; and (ii) for a period of eighteen months following the executive’s termination date, a monthly payment equal to the monthly COBRA premium that the executive is required to pay to continue medical, vision, and dental coverage, for himself and, where applicable, his spouse and eligible dependents.

Notwithstanding the above, if the executive has a termination as described above and can reasonably demonstrate that such termination would constitute a Termination Related to a Change in Control, and a Change in Control occurs within 120 days following the executive’s termination date, the executive will be entitled to receive the payments set forth below for a Termination Related to a Change in Control, less any amounts already paid to the executive, upon consummation of the Change in Control.

Under the terms of the Executive Severance Agreements, if a Change in Control occurs and (a) the executive experiences a Termination Related to a Change in Control on account of (i) an involuntary termination by the Company for any reason other than Cause, death, or Disability, (ii) an involuntary termination by the Company within a specified period of time following a Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) on account of Disability or death, or (iii) a resignation by the executive with Good Reason; or (b) a resignation by the executive, with or without Good Reason, which results in a termination date that is the last day of the specified period (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) following a Change in Control, then the executive will receive the following severance payments: (1) a lump sum payment equal to two times the sum of the executive’s (a) Annual Base Salary and (b) Bonus; and (2) a lump sum payment equal to twenty-four multiplied by the monthly COBRA premium cost, as in effect immediately prior to the executive’s termination date, for the executive to continue medical, dental and vision coverage, as applicable, in such Company plans for himself and, if applicable, his spouse and eligible dependents.

The Executive Severance Agreements provide that if the executive remains continuously employed for a specified period of time following a Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) and is employed by the Company on the last day of such specified period, the executive will receive a lump sum payment equal to two times the sum of the executive’s (a) Annual Base Salary and (b) Bonus (the “Change in Control Payment”).  If the executive receives the Change in Control Payment, the executive will not be eligible to receive any severance payments under his Executive Severance Agreement.

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

New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the fiscal year ended December 29, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of material significance, or have potential material significance, to the Company.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of December 29, 2012, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of the Company’s Independent Registered Public Accounting Firm, begins on page F-1.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2012 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of December 29, 2012, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2013 Proxy Statement and is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	307,400	$5.34	34,100
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	307,400	$5.34	34,100

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

		(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

		(3)(d)	Amended and Restated Bylaws; incorporated by reference to Exhibit 3(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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

(10)(g)
Severance Agreement, dated June 10, 2002, between RCM Technologies, Inc. and Leon Kopyt; incorporated by reference to Exhibit 10a to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 5, 2002 (the “Second Quarter 2002 10-Q”).

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	(10)(h)	Exhibit A to Severance Agreement General Release; incorporated by reference to Exhibit 10b to the Second Quarter 2002 10-Q.

	*	(10)(i)
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
Third Amendment, dated as of December 13, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2011, filed with the Securities and Exchange Commission on January 3, 2012.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

*	10(t)
Executive Severance Agreement between RCM Technologies, Inc. and Rocco Campanelli dated December 27, 2012; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 27, 2012, filed with the Securities and Exchange Commission on December 28, 2012.

*	10(u)
Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 27, 2012; incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 27, 2012, filed with the Securities and Exchange Commission on December 28, 2012.

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

RCM Technologies, Inc.

Date: February 20, 2013	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer and Director

Date: February 20, 2013	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 20, 2013	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director

Date: February 20, 2013	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: February 20, 2013	By:	/s/ Maier O. Fein
Maier O. Fein
Director

Date: February 20, 2013	By:	/s/ Robert B. Kerr
Robert B. Kerr
Director

Date: February 20, 2013	By:	/s/ Richard D. Machon
Richard D. Machon
Director

Date: February 20, 2013	By:	/s/ Lawrence Needleman
Lawrence Needleman
Director

Date: February 20, 2013	By:	/s/ S. Gary Snodgrass
S. Gary Snodgrass
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 29, 2012 and December 31, 2011 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 29,	December 31,
	2012	2011

Current assets:
Cash and cash equivalents	$14,123	$28,417
Accounts receivable, net	43,706	39,031
Transit accounts receivable	10,010	3,029
Prepaid expenses and other current assets	1,965	2,087
Deferred income tax assets, domestic	541	665
Total current assets	70,345	73,229

Property and equipment, net	1,880	2,535

Other assets:
Deposits	244	199
Goodwill	9,545	7,319
Intangible assets, net	332	210
Deferred income tax assets, domestic	2,202	2,686
Total other assets	12,323	10,414

Total assets	$84,548	$86,178

Current liabilities:
Accounts payable and accrued expenses	$6,334	$5,107
Transit accounts payable	11,987	3,030
Accrued payroll and related costs	6,241	5,831
Income taxes payable	119	226
Deferred income tax liability, foreign	73	85
Contingent consideration	309	11
Total current liabilities	25,063	14,290

Contingent consideration	713	227

Total liabilities	25,776	14,517

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,756,589 shares issued and 12,298,733 shares outstanding at December 29, 2012 and 13,335,008 shares issued and 12,743,222 shares outstanding at December 31, 2011	688	666
Additional paid-in capital	109,390	108,203
Accumulated other comprehensive income	1,370	1,306
Accumulated deficit	(45,259)	(35,801)
Treasury stock common (1,457,856 shares at December 29, 2012 and 591,786 shares at December 31, 2011) at cost	(7,417)	(2,713)
Stockholders’ equity	58,772	71,661

Total liabilities and stockholders’ equity	$84,548	$86,178

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended December 29, 2012 and December 31, 2011
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	December 29, 2012	December 31, 2011

Revenues	$145,817	$143,811
Cost of services	106,102	103,075
Gross profit	39,715	40,736

Operating costs and expenses
Selling, general and administrative	33,166	32,578
Depreciation and amortization	1,321	1,149
Operating costs and expenses	34,487	33,727

Operating income	5,228	7,009

Other income (expense)
Interest expense and other, net	(40)	(36)
Change in contingent consideration	135	-
Gain (loss) on foreign currency transactions	7	(42)
Other income (expense)	102	(78)

Income before income taxes	5,330	6,931
Income tax expense	2,103	2,653

Net income	$3,227	$4,278

Basic and diluted net income per share	$0.26	$0.33

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 29,	December 31,
	2012	2011

Net income	$3,227	$4,278
Foreign currency translation adjustment	64	(109)
Comprehensive income	$3,291	$4,169

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 1, 2011	13,220,445	$661	$107,817	$1,415	($40,079)	49,397	($206)	$69,608

Issuance of stock under employee stock purchase plan	43,407	2	166	-	-	-	-	168
Translation adjustment	-	-	-	(109)	-	-	-	(109)
Issuance of stock upon exercise of stock options	71,156	3	110	-	-	-	-	113
Stock based compensation expense	-	-	110	-	-	-	-	110
Common stock repurchase	-	-	-	-	-	542,389	(2,507)	(2,507)
Net income	-	-	-	-	4,278	-	-	4,278

Balance, December 31, 2011	13,335,008	$666	$108,203	$1,306	($35,801)	591,786	($2,713)	$71,661

Issuance of stock under employee stock purchase plan	29,205	2	126	-	-	-		128
Translation adjustment	-	-	-	64	-	-	-	64
Issuance of stock upon exercise of stock options	392,376	20	892	-	-	-	-	912
Stock based compensation expense	-	-	169	-	-	-	-	169
Common stock repurchase	-	-	-	-	-	866,070	(4,704)	(4,704)
Cash dividend paid	-	-	-	-	(12,335)	-	-	(12,335)
Dividends declared on unvested restricted stock units	-	-	-	-	(350)	-	-	(350)
Net income	-	-	-	-	3,227	-	-	3,227

Balance, December 29, 2012	13,756,589	$688	$109,390	$1,370	($45,259)	1,457,856	($7,417)	$58,772

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended December 29, 2012 and December 31, 2011 (Dollars in thousands unless otherwise indicated)

	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$3,227	$4,278

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,321	1,149
Loss on disposal of fixed assets	-	1
Change in contingent consideration	(135)	-
Stock-based compensation expense	169	110
Provision for losses on accounts receivable	117	165
Deferred income tax expense	781	864
Changes in assets and liabilities:
Accounts receivable	(4,693)	2,005
Transit accounts receivable	(6,981)	(3,029)
Prepaid expenses and other current assets	160	(411)
Accounts payable and accrued expenses	370	(939)
Transit accounts payable	8,958	3,030
Accrued payroll and related costs	376	(1,097)
Income taxes payable	(106)	344
Total adjustments	337	2,192
Net cash provided by operating activities	3,564	6,470

Cash flows from investing activities:
Property and equipment acquired	(511)	(274)
Increase in deposits	(45)	(16)
Contingent cash paid to acquisitions from a prior year	-	(128)
Cash paid for acquisition	(1,292)	-
Net cash used in investing activities	(1,848)	(418)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	128	168
Exercise of stock options	912	113
Common stock repurchases	(4,704)	(2,507)
Dividends paid to shareholders	(12,335)	-
Net cash used in financing activities	(15,999)	(2,226)
Effect of exchange rate changes on cash and cash equivalents	(11)	(113)
(Decrease) increase in cash and cash equivalents	(14,294)	3,713
Cash and cash equivalents at beginning of period	28,417	24,704

Cash and cash equivalents at end of period	$14,123	$28,417

Supplemental cash flow information:
Cash paid for:
Interest	$42	$35
Income taxes	$1,939	$1,840
Non-cash investing activities:
Reduction of contingent consideration recorded at date of acquisition	$930	$ -
Above market value lease assumed in acquisition	$469	$ -
Fixed assets acquired in acquisition	$28	$ -
Non-cash financing activities:
Dividend declared but unpaid on unvested restricted stock units	$350	$ -

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
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

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances exceed federally insured amounts.  At December 29, 2012 and December 31, 2011, $3.1 million and $4.5 million, respectively, of cash and cash equivalents were held in Canadian banks.

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
Fiscal Years Ended December 29, 2012 and December 31, 2011
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

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives.  The Company’s ERP software system, installed in 1999 and upgraded in 2004, is being depreciated over fifteen years.  The Company’s VOIP telephone system, the installation of which was substantially complete at the end of 2008, is being depreciated over seven years.  All other hardware and software as well as furniture and office equipment is depreciated over five years.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term.  The Company anticipates that it will enhance its current financial reporting and accounting system platform sometime in 2013.

Intangible Assets

The Company’s intangible assets have been generated through acquisitions.  The Company maintains responsibility for valuing and determining the useful life of intangible assets and typically engages a third party valuation firm to assist them.  As a general rule, the Company amortizes restricted covenants over four years and customer relationships over six years.  However, circumstances may dictate other amortization terms as determined by the Company and their third party advisors.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis in order to determine if any impairment in value has occurred.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. An assessment of those qualitative factors or the application of the goodwill impairment test requires significant judgment including but not limited to the assessment of the business, its management and general market conditions, estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company formally assesses these qualitative factors and, if necessary, conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a material change in management or its key personnel and/or slower expected growth rates, among others.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  The Company looks to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  The Company determined there was no impairment during the fiscal years ended December 29, 2012 and December 31, 2011.

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

Software

In accordance with “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended December 29, 2012 and December 31, 2011, the Company capitalized approximately $101 and $82, respectively, for software costs.  At December 29, 2012 the net balance after accumulated depreciation for all software costs capitalized was $253.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

We make judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings.  These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance.  We evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years’ taxable income.  In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

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

Revenue Recognition

The Company derives its revenues from several sources.  The Company’s Engineering Services and Information Technology Services segments perform consulting and project solutions services.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company’s revenues are invoiced on a time and materials basis.

Project Services
The Company recognizes revenues in accordance with “Revenue Recognition” which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  Amounts invoiced in excess of revenues recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion). In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

See description of revenue recognition policy for construction management and engineering services above in “transit receivables and transit payables.”  Such revenues recognized were approximately 10.5% of total revenues for the year ended December 29, 2012 as compared to 4.2% for the prior year.

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

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) engages subcontractors to provide construction services; b) typically earns a fixed percentage of the total project value as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractors or transit costs. In those situations, the Company charges the client a management fee, which is reported as net revenue when earned.  Similarly, the Company’s Information Technology segment acts as an agent for a major staffing client.  The Company manages the staffing requirements for a division of the client and numerous staffing agencies provide staff and the Company collects a management fee.  During the fifty-two week period ended December 29, 2012, the total gross billings, including both transit cost billings and the Company’s earned fees, was $64.8 million, for which the Company recognized $15.3 million of its net management fee as revenue.

Under the terms of the agreements, the Company is not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  Transit accounts payable often exceeds transit accounts receivable due to timing differences.  The transit accounts receivable was $10.0 million and related transit accounts payable was $12.0 million as of December 29, 2012.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements as necessary.  Revenues are recorded on a gross basis.  Such revenues are not significant for the years ended December 29, 2012 and December 31, 2011.

Concentration

During the fiscal year ended December 29, 2012, United Technologies Corporation accounted for 11.8% of the Company’s revenues and as of December 29, 2012 represented 7.5% of the Company’s accounts receivable, net. No other customer accounted for 10% or more of the Company’s revenues.  As of December 29, 2012, New York Power Authority total accounts receivable balance (including transit accounts receivable of $6.9 million) was $12.5 million or 23.3% of the total of accounts receivable, net and transit accounts receivable.  As of December 29, 2012, Ontario Power Generation’s total accounts receivable balance (including transit accounts receivable of $1.9 million) was $6.3 million or 11.8% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company’s accounts receivable, net. The Company’s five, ten and twenty largest customers accounted for approximately 37.4%, 46.9% and 57.5%, respectively, of the Company’s revenues for fiscal year ended December 29, 2012.

During the fiscal year ended December 31, 2011, United Technologies Corporation and Bruce Power accounted for 12.6% and 10.4% of the Company’s revenues and as of December 31, 2011 represented 15.4% and 5.6% of the Company’s accounts receivable, net, respectively.  No other customer accounted for 10% or more of the Company’s revenues.  As of December 31, 2011, New York Power Authority total accounts receivable balance (including 100% of transit accounts receivable of $3.0 million) was $7.2 million or 17.0% of the total of accounts receivable, net and transit accounts receivable.  New York City Department of Education represents 10.0% of the Company’s accounts receivable, net.  No other customer accounted for 10% or more of the Company’s accounts receivable, net.  The Company’s five, ten and twenty largest customers accounted for approximately 38.2%, 47.7% and 57.7%, respectively, of the Company’s revenues for fiscal year ended December 31, 2011.

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
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per Share Data

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.  Potential dilutive common shares consist of stock options and other stock-based awards under the Company’s stock compensation plans, when their impact is dilutive.  Because of the Company’s capital structure, all reported earnings pertain to common shareholders and no other adjustments are necessary.

Share - Based Compensation

The Company recognizes share-based compensation over the vesting period of an award based on fair value at the grant date determined using the Black-Scholes option pricing model.  Certain assumptions are used to determine the fair value of stock-based payment awards on the date of grant and require subjective judgment.  Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options.  Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation when share-based awards are granted.  Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination.  See Note 11 for additional share-based compensation information.

Restricted stock units are recognized at their fair value.  The amount of compensation cost is measured on the grant date fair value of the equity instrument issued.  The Compensation cost of the restricted stock units is recognized over the vesting period of the restricted stock units on a straight-line basis.  Restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for restricted share units that ultimately do not vest are forfeited.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $497 and $596 for the fiscal years ended December 29, 2012 and December 31, 2011, respectively.

2.	FISCAL YEAR

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both fiscal years ended December 31, 2011 (fiscal 2011) and December 29, 2012 (fiscal 2012) were a 52-week reporting years.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
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

Fair Value of Financial Instruments

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, transit accounts receivable, accounts payable and accrued expenses, and transit accounts payable approximates fair value due to their liquidity or their short-term nature.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

4.ACCOUNTS RECEIVABLE

The Company’s accounts receivable are comprised as follows:

	December 29, 2012	December 31, 2011
Billed	$26,600	$28,460
Accrued and unbilled	4,761	3,143
Work-in-progress	13,552	8,883
Allowance for doubtful accounts and sales discounts	(1,207)	(1,455)

Accounts receivable, net	$43,706	$39,031

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 29, 2012	December 31, 2011
Equipment and furniture	$2,366	$2,767
Computers and systems	5,204	5,641
Leasehold improvements	949	1,039
	8,519	9,447

Less: accumulated depreciation and amortization	6,639	6,912

Property and equipment, net	$1,880	$2,535

The Company writes off fully depreciated assets each year.  In the fiscal years ended December 29, 2012 and December 31, 2011, write-offs were $1,466 and $496, respectively.  For the fiscal years ended December 29, 2012 and December 31, 2011, depreciation expense was $1,193 and $1,034, respectively.

6.ACQUISITIONS

General

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments

As of December 29, 2012, the Company had two active acquisition agreements whereby additional contingent consideration may be earned: 1) the Company acquired certain assets of Project Solutions Group, Inc. (“PSG”) in 2009; and 2) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”) as more fully described below. The Company cannot estimate future contingent payments with any certainty.  However, the Company estimates future contingent payments as follows:

Period Ending	PSG	BGA	Total
December 28, 2013	$92	$228	$320
January 3, 2015	-	253	253
January 2, 2016	-	269	269
December 31, 2016	-	307	307
Estimated future contingent consideration payments	$92	$1,057	$1,149

Actual future contingent payments may materially exceed the estimates above.  In the case of future payments to PSG, the Company believes that it is highly unlikely that any future payments will materially exceed the estimates above.  Future contingent payments to be made to BGA shall in no event exceed $3.0 million cumulatively.  The Company estimates future contingent consideration in payments based on forecasted performance and records the net preset value of those expected payments as of December 29, 2012.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.ACQUISITIONS (CONTINUED)

Future Contingent Payments (Continued)

During the fiscal year ended December 29, 2012, the Company reduced its liability for contingent consideration by $135, which relates to the PSG acquisition and is reflected in other income.  The Company paid no contingent consideration during the fiscal year ended December 29, 2012 and paid $128 during the comparable prior year period.

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

Cash	$1,292
Lease in excess of market, net present value	469
Contingent consideration, net present value	930

Total consideration	$2,691

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

The acquisition has been accounted for under the purchase method of accounting. The total preliminary estimated purchase price has been allocated as follows:

Fixed assets	$28
Restricted covenants	70
Customer relationships	180
Deferred tax asset	187
Goodwill	2,226
Total consideration	$2,691

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.ACQUISITIONS (CONTINUED)

Future Contingent Payments (Continued)

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

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Revenues	$148,420	$148,783
Operating income	$5,363	$7,042
Diluted earnings per share	$0.26	$0.33

7.GOODWILL

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

The changes in the carrying amount of goodwill for the fiscal year ended December 29, 2012 are as follows:

	Information Technology	Engineering	Specialty Health Care	Total
Balance as of December 31, 2011	$5,516	$100	$1,703	$7,319

Goodwill acquired	-	1,169	-	1,169

Contingent consideration recorded	-	1,057	-	1,057

Balance as of December 29, 2012	$5,516	$2,326	$1,703	$9,545

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8.INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the fiscal years ended December 29, 2012 and December 31, 2011 are as follows:

	Information Technology	Engineering	Total
Balance as of January 1, 2011	315	10	325

Amortization of intangibles during fiscal 2011	(105)	(10)	(115)

Balance as of December 31, 2011	$210	$ -	$210

Intangibles acquired	-	250	250

Amortization of intangibles during fiscal 2012	(104)	(24)	(128)

Balance as of December 29, 2012	$106	$226	$332

Schedule of Intangible Assets by class at December 29, 2012:

	Information Technology	Engineering	Total
Restricted covenants	$5	$61	$66

Customer relationships	101	165	266

Balance as of December 29, 2012	$106	$226	$332

Expected Future Amortization Expense:

Fiscal Year	Information Technology	Engineering	Total
2013	$69	$47	$116
2014	32	47	79
2015	5	48	53
2016	-	39	39
2017	-	30	30
2018	-	15	15

Total	$106	$226	$332

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
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

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to borrow to pay dividends. Since the Company did not borrow in order to fund the dividend paid on December 29, 2012, the Company did not require any waiver under its Revolving Credit Facility.

There were no borrowings during the fiscal year ended December 29, 2012 and fiscal year ended December 31, 2011.  At December 29, 2012 and December 31, 2011, there were letters of credit outstanding for $0.8 million.  At December 29, 2012, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for fiscal years ended December 29, 2012 and December 31, 2011 was determined as follows:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Basic weighted average shares outstanding	12,343,426	12,976,308
Dilutive effect of outstanding stock options	196,709	168,092

Weighted average dilutive shares outstanding	12,540,135	13,144,400

For the fiscal year ended December 29, 2012, there were 67,280 potential anti-dilutive shares not included in the calculation of common stock equivalents.

For the fiscal year ended December 31, 2011, there were 79,290 potential anti-dilutive shares not included in the calculation of common stock equivalents.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.  PER SHARE DATA (CONTINUED)

Unissued shares of common stock were reserved for the following purposes:

	December 29, 2012	December 31, 2011

Exercise of options outstanding	307,400	916,594
Restricted stock awards outstanding	350,000	-
Future grants of options or shares	34,100	437,600
Shares reserved for employee stock purchase plan	247,752	276,957

Total	939,252	1,631,151

11.SHARE BASED COMPENSATION

During the fiscal year ended December 29, 2012, the Company had four share-based employee compensation plans and an employee stock purchase plan.

The Company measures the fair value of stock options or awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Grants vest over periods ranging from one to three years and expire within 10 years of issuance. Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $169 and $110 was recognized for the fiscal years ended December 29, 2012 and December 31, 2011, respectively.  Share based compensation includes the expense associated with all share-based grants including stock options, restricted share units and the Company’s employee stock purchase plan.

As of December 29, 2012, the Company had approximately $1.8 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

The Company granted 55,000 stock options and 350,000 restricted stock units during the fiscal year ended December 29, 2012 and no grants were issued during the fiscal year ended December 31, 2011.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.SHARE BASED COMPENSATION (CONTINUED)

The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the grants as of the grant date.  The expected term of grant is based on historical stock option exercise experience.  The Company used its historical stock price volatility to compute the expected stock price volatility.  The expected dividend yield is based on the Company’s fiscal 2012 dividend rate.  The annual forfeiture rate is based on the Company’s historical experience.  No share based awards were granted in the fiscal year ended December 31, 2011.  The Black-Scholes option weighted average assumptions used in the valuation of share based awards for the fiscal years ended December 29, 2012 and December 31, 2011 were as follows:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Weighted average risk-free interest rate	.71%	N/A
Expected term of option	5 years	N/A
Expected stock price volatility	61%	N/A
Expected dividend yield	0.00%	N/A
Annual forfeiture rate	4.68%	N/A
Weighted-average grant date fair value	$2.85	N/A

1994 Non-employee Directors Stock Option Plan (the 1994 Plan)

The 1994 Plan, approved by the Company’s stockholders in May 1994 and amended in April 1998, provided for the issuance of up to 110,000 shares of common stock to non-employee directors of the Company through February 19, 2004, at which time the 1994 Plan expired.  Options granted under the 1994 Plan were granted at fair market value at the date of grant, and the exercise of options is contingent upon service as a director for a period of one year.  Options granted under the 1994 Plan terminate when an optionee ceases to be a director of the Company.  As of December 29, 2012, options to purchase 0 shares of common stock granted under the 1994 Plan were outstanding.

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant.  As of December 29, 2012, options to purchase 154,500 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors could award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determined the vesting period at the time of grant.  As of December 29, 2012, options to purchase 76,500 shares of common stock granted under the 2000 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.SHARE BASED COMPENSATION (CONTINUED)

The 1994 Plan, 1996 Plan and 2000 Plan are expired and therefore no shares are available for issuance.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The maximum aggregate number of shares of our common stock with respect to which all grants may be made under the Plan to any individual during any fiscal year is 300,000 shares.  The maximum aggregate number of shares of our common stock that may be subject to grants of stock units, performance shares, stock awards and other stock-based awards made under the Plan to any individual during any calendar year is 350,000 shares.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of December 29, 2012 under the 2007 Plan, 34,100 shares of common stock were available for future grants, options to purchase 76,400 shares of common stock granted and 350,000 restricted stock units were outstanding.

Restricted Stock Units

On November 16, 2012, the Company granted 350,000 restricted stock units all of which fully vest after three years of continued service.  All of these restricted stock units include dividend accrual equivalents, which means that any dividends paid by the Company during the three year vesting period become due and payable after the three year vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for restricted share units that ultimately do not vest are forfeited.

To date, the Company has only issued restricted stock units under the 2007 Plan.  The following summarizes the restricted stock units activity under the 2007 Plan during 2012:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 1, 2012	0	0
Granted	350	$5.62
Vested	0	0
Forfeited or expired	0	0
Outstanding non-vested at December 29, 2012	350	$5.62

Based on the closing price of the Company’s common stock of $5.32 per share on December 28, 2012, the intrinsic value of the non-vested restricted stock units at December 29, 2012 was $1.9 million.  As of December 29, 2012, there was approximately $1.6 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 34.5 months.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards

Transactions related to all stock options under all plans are as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2011	1,101,594	$4.10
Options exercised, net	(71,156)	$3.44
Options forfeited in cashless exercises	(66,344)	$3.44
Options forfeited/cancelled	(47,500)	$3.22

Options outstanding as of December 31, 2011	916,594	$4.24

Options exercisable as of December 31, 2011	774,400	$4.63

Intrinsic value of outstanding stock options as of December 31, 2011	$1,034

Intrinsic value of stock options exercised in fiscal year ended December 31, 2011	$262

Weighted average grant date fair value of stock options issued during fiscal year ended December 31, 2011	N/A

Options outstanding as of December 31, 2011	916,594	$4.24
Options granted	55,000	$5.54
Options exercised, net	(392,376)	$3.85
Options forfeited in cashless exercises	(243,268)
Options forfeited/cancelled	(28,550)	$3.88

Options outstanding as of December 29, 2012	307,400	$5.34

Options exercisable as of December 29, 2012	252,400	$5.29

Intrinsic value of outstanding stock options as of December 29, 2012	$167

Intrinsic value of stock options exercised in fiscal year ended December 29, 2012	$1,468

Weighted average grant date fair value of stock options issued during fiscal year ended December 29, 2012	$2.85

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

A summary of the status of our nonvested stock options outstanding as of December 29, 2012, and changes during the year then ended is presented as follows:

Nonvested Stock Options	Shares	Weighed-Average Grant-Date Fair Value
Nonvested at December 31, 2011	142,194	$1.12
Vested	125,944	$1.12
Forfeited	(16,250)	$1.05
Issued nonvested	55,000	$2.85
Nonvested at December 29, 2012	55,000	$2.85

The following table summarizes information about stock options outstanding at December 29, 2012:

Range of Exercise Prices	Number of Outstanding Options		Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$2.50 - $3.48	8,500	8,500	5.07	5.07	$2.79	$2.79
$4.16 - $5.62	256,400	201,400	4.14	2.66	$4.80	$4.60
$6.44 - $9.16	17,500	17,500	3.95	3.95	$8.01	$8.01
$9.81 - $9.81	25,000	25,000	4.55	4.55	$9.81	$9.81
	307,400	252,400

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001.  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  During the fiscal years ended December 29, 2012 and December 31, 2011, there were 29,205 and 43,407 shares issued under the Purchase Plan for net proceeds of $128 and $168, respectively.  As of December 29, 2012, there were 247,752 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended December 29, 2012 and December 31, 2011 was $65 and $58, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

12.	TREASURY STOCK TRANSACTIONS

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the fiscal year ended December 29, 2012, the Company repurchased 866,070 shares at a total cost of approximately $4.7 million, or an average price of $5.43 per share.  Since the inception of its share repurchase program and through December 29, 2012, the Company has purchased 1,457,856 shares at a total cost of approximately $7.4 million, or an average price of $5.09.

As of January 4, 2013, the Company used 100% of the funds approved by its Board of Directors in February 2010 to repurchase the Company’s common stock.

13.	NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board, “FASB” issued ASU 2011-05, “Presentation of Comprehensive Income”, an amendment to FASB ASC Topic 220, “Comprehensive Income”. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

14.SEGMENT INFORMATION

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 29, 2012.)

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.SEGMENT INFORMATION (CONTINUED)

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Fiscal Year Ended December 29, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$52,165	$66,631	$27,021	$ -	$145,817

Cost of services	36,931	50,733	18,438	-	106,102

Selling, general and administrative	13,703	12,124	7,339	-	33,166

Depreciation and amortization	477	720	124	-	1,321

Operating income	$1,054	$3,054	$1,120	$ -	$5,228

Total assets	$15,494	$39,441	$10,419	$19,194	$84,548
Capital expenditures	$59	$340	$8	$104	$511

Fiscal Year Ended December 31, 2011	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$53,830	$62,612	$27,369	$ -	$143,811

Cost of services	38,469	46,472	18,134	-	103,075

Selling, general and administrative	14,208	11,081	7,289	-	32,578

Depreciation and amortization	439	571	139	-	1,149

Operating income	$714	$4,488	$1,807	$ -	$7,009

Total assets	$14,742	$27,857	$9,055	$34,524	$86,178
Capital expenditures	$15	$183	$ -	$76	$274

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.SEGMENT INFORMATION (CONTINUED)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. The Company closed its Ireland sales office in December 2011.  Revenues by geographic area for the fiscal years ended December 29, 2012 and December 31, 2011 are as follows:

	Fiscal Year Ended
	December 29,	December 31,
	2012	2011
Revenues
United States	$120,327	$118,729
Canada	20,641	22,880
Puerto Rico	4,849	2,180
Ireland	-	22
	$145,817	$143,811

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	December 29,	December 31,
	2012	2011
Total Assets
United States	$68,364	$73,314
Canada	14,612	12,204
Puerto Rico	1,572	654
Ireland	-	6
	$84,548	$86,178

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Current
Federal	$1,028	$1,058
State and local	420	392
Foreign	(129)	340

	1,319	1,790
Deferred
Federal	617	603
State	179	175
Foreign	(12)	85

	784	863

Total	$2,103	$2,653

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
United States	$5,790	$5,725
Foreign Jurisdictions	(460)	1,206

	$5,330	$6,931

The income tax provisions for continuing operations reconciled to the tax computed at the statutory Federal rate are:

	December 29, 2012	December 31, 2011
Tax at statutory rate (credit)	34.0%	34.0%
State income taxes, net of Federal income tax benefit	7.4	5.4
Permanent differences	(2.4)	(1.5)
Foreign income tax rate	0.30	0.2
Net operating loss carryforward	-	(6.8)
Liability for amended return	-	6.8
Other, net	0.2	0.2
Total income tax expense	39.5%	38.3%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.INCOME TAXES (CONTINUED)

A reconciliation of the unrecognized tax benefits for the year December 29, 2012:

Unrecognized Tax Benefits

Balance as of December 31, 2011	$473
Additions for current year tax positions	-

Balance as of December 29, 2012	$473

Unrecognized tax benefits amounted to $473 at December 29, 2012 which related to a refund received during fiscal 2011 as the result of utilization of net operating loss carryforward. The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits will not change during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $473.  The Company recorded no expense for penalties or interest in the fiscal years ended December 29, 2012 and December 31, 2011.

At December 29, 2012 and December 31, 2011, deferred tax assets and liabilities consist of the following:

	December 29, 2012	December 31, 2011
Deferred tax assets:
Allowance for doubtful accounts	$483	$582
Acquisition amortization, net	2,214	2,764
Reserves and accruals	432	477
Other	179	-
Total deferred tax assets	3,308	3,823

Deferred tax liabilities:
Prepaid expense deferral	(436)	(394)
Bonus depreciation to be reversed	(129)	(78)
Canada deferred tax liability, net	(73)	(85)
Total deferred tax liabilities	(638)	(557)
Total deferred tax assets, net	$2,670	$3,266

The consolidated effective income tax rate for the current year was 39.5% as compared to 38.3% for the comparable prior year period.  Income tax expense for the fiscal year ended December 31, 2011 was reduced by $0.2 million due to a $0.6 million write-off of an investment in the Company’s former Ireland subsidiary.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.INCOME TAXES (CONTINUED)

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada and Puerto Rico. The Company closed its Ireland office in December 2011.  The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2010.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2009.

16.	CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.2 million and $0.3 million as of December 29, 2012 and December 31, 2011, respectively.  Asserted claims in these matters seek approximately $10.4 million in damages as of December 29, 2012.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.RETIREMENT PLANS

Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada and Puerto Rico (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended December 29, 2012 and December 31, 2011 were $373 and $59, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.COMMITMENTS

Employment Agreement - Leon Kopyt

The Company has an employment agreement with its Chief Executive Officer and President, Leon Kopyt, which currently provides for an annual base salary of $0.7 million and other customary benefits. In addition, the agreement provides that Mr. Kopyt’s annual bonus be based on EBITDA, defined as earnings before interest, taxes, depreciation and amortization. The agreement is for a rolling term of three years, which automatically extends each year for an additional one-year period on February 28 of each year. The agreement expires on February 28, 2016.  The employment agreement is terminable by the Company upon Mr. Kopyt’s death or disability, or for “good and sufficient cause,” as defined in the agreement.

Termination Benefits Agreement - Leon Kopyt

The Company is party to a Termination Benefits Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Benefits Agreement”).  Pursuant to the Benefits Agreement, following a Change in Control (as defined therein), the remaining term of Mr. Kopyt’s employment is extended for five years (the “Extended Term”). If Mr. Kopyt’s employment is terminated thereafter by the Company other than for cause, or by Mr. Kopyt for good reason (including, among other things, a material change in Mr. Kopyt’s salary, title, reporting responsibilities or a change in office location which requires Mr. Kopyt to relocate), then the following provisions take effect: the Company is obligated to pay Mr. Kopyt a lump sum equal to his salary and bonus for the remainder of the Extended Term; and the Company shall be obligated to pay to Mr. Kopyt the amount of any excise tax associated with the benefits provided to Mr. Kopyt under the Benefits Agreement. If such a termination had taken place as of December 29, 2012, Mr. Kopyt would have been entitled to cash payments of approximately $6.1 million (representing salary and excise tax payments).  A Change in Control as defined in the Benefits Agreement does not include a transaction whereby the Company sells, exchanges, transfers or otherwise disposes of substantially all of the assets in a transaction approved by at least two-thirds of the Board of Directors.

Severance Agreement - Leon Kopyt

The Company is party to a Severance Agreement with Mr. Kopyt, amended on December 12, 2007 to comply with the requirements of section 409A of the Internal Revenue Code of 1986 (the “Severance Agreement”). The agreement provides for certain payments to be made to Mr. Kopyt and for the continuation of Mr. Kopyt’s employee benefits for a specified time after his service with the Company is terminated other than “for cause,” as defined in the Severance Agreement. Amounts payable to Mr. Kopyt under the Severance Agreement would be offset and reduced by any amounts received by Mr. Kopyt after his termination of employment under his employment agreement and the Benefits Agreement, which are supplemented and not superseded by the Severance Agreement. If Mr. Kopyt had been terminated as of December 29, 2012, then under the terms of the Severance Agreement, and after offsetting any amounts that would have been received under his current employment and termination benefits agreements, he would have been entitled to cash payments of approximately $4.5 million, inclusive of employee benefits.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.COMMITMENTS (CONTINUED)

Executive Severance Agreements with Kevin Miller and Rocco Campanelli

The Company is a party to Executive Severance Agreements (the “Executive Severance Agreements”) with Rocco Campanelli, the Company’s Executive Vice President, and Kevin Miller, the Company’s Chief Financial Officer, which set forth the terms and conditions of certain payments to be made by the Company to each executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) the executive remains continuously employed with the Company for a specified period of time following the Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller).

Under the terms of the Executive Severance Agreements, if either (a) the executive is involuntarily terminated by the Company for any reason other than “Cause” (as defined therein), “Disability” (as defined therein) or death, or (b) the executive resigns for “Good Reason” (as defined therein), and, in each case, the termination is not a “Termination Related to a Change in Control” (as defined below), the executive will receive the following severance payments: (i) an amount equal to 1.5 times the sum of (a) the executive’s annual base salary as in effect immediately prior to the termination date (before taking into account any reduction that constitutes Good Reason) (“Annual Base Salary”) and (b) the highest annual bonus paid to the executive in any of the three fiscal years immediately preceding the executive’s termination date (“Bonus”), to be paid in installments over the twelve month period following the executive’s termination date; and (ii) for a period of eighteen months following the executive’s termination date, a monthly payment equal to the monthly COBRA premium that the executive is required to pay to continue medical, vision, and dental coverage, for himself and, where applicable, his spouse and eligible dependents.

Notwithstanding the above, if the executive has a termination as described above and can reasonably demonstrate that such termination would constitute a Termination Related to a Change in Control, and a Change in Control occurs within 120 days following the executive’s termination date, the executive will be entitled to receive the payments set forth below for a Termination Related to a Change in Control, less any amounts already paid to the executive, upon consummation of the Change in Control.

Under the terms of the Executive Severance Agreements, if a Change in Control occurs and (a) the executive experiences a Termination Related to a Change in Control on account of (i) an involuntary termination by the Company for any reason other than Cause, death, or Disability, (ii) an involuntary termination by the Company within a specified period of time following a Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) on account of Disability or death, or (iii) a resignation by the executive with Good Reason; or (b) a resignation by the executive, with or without Good Reason, which results in a termination date that is the last day of the specified period (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) following a Change in Control, then the executive will receive the following severance payments: (1) a lump sum payment equal to two times the sum of the executive’s (a) Annual Base Salary and (b) Bonus; and (2) a lump sum payment equal to twenty-four multiplied by the monthly COBRA premium cost, as in effect immediately prior to the executive’s termination date, for the executive to continue medical, dental and vision coverage, as applicable, in such Company plans for himself and, if applicable, his spouse and eligible dependents.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.COMMITMENTS (CONTINUED)

Executive Severance Agreements with Kevin Miller and Rocco Campanelli (Continued)

The Executive Severance Agreements provide that if the executive remains continuously employed for a specified period of time following a Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) and is employed by the Company on the last day of such specified period, the executive will receive a lump sum payment equal to two times the sum of the executive’s (a) Annual Base Salary and (b) Bonus (the “Change in Control Payment”).  If the executive receives the Change in Control Payment, the executive will not be eligible to receive any severance payments under his Executive Severance Agreement.

Operating Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2013	$2,901
2014	1,925
2015	1,499
2016	1,011
2017	863
Thereafter	1,186
Total	$9,385

Rent expense for the fiscal years ended December 29, 2012 and December 31, 2011 was $2,978 and $3,080, respectively.

The Company subleases space to other tenants at various office locations under cancelable lease agreements.  During the fiscal years ended December 29, 2012 and December 31, 2011 payments of approximately $356 and $337, respectively, were received under these leasing arrangements.  The Company offsets these payments against its rent expense for reporting purposes.

19.RELATED PARTY TRANSACTIONS

Richard Machon, a director of the Company, from time to time provides consulting services to the Company or for clients of the Company through Mr. Machon’s company, Machon & Associates.  The Company paid Machon & Associates $45 and $30 during the fiscal years ended December 29, 2012 and December 31, 2011, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

20.SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal Year Ended December 29, 2012

	Sales	Gross Profit	Operating Income	Net Income	Diluted Income Per Share
1st Quarter	$38,206	$10,285	$1,776	$1,059	$0.08
2nd Quarter	35,753	9,656	1,015	505	0.04
3rd Quarter	34,839	9,675	1,107	634	0.05
4th Quarter	37,019	10,099	1,330	1,029	0.09

Total	$145,817	$39,715	$5,228	$3,227	$0.26

Fiscal Year Ended December 31, 2011

	Sales	Gross Profit	Operating Income	Net Income	Diluted Income Per Share
1st Quarter	$38,706	$11,050	$2,057	$1,175	$0.09
2nd Quarter	36,514	10,460	2,023	1,242	$0.09
3rd Quarter	33,559	9,098	742	724	$0.06
4th Quarter	35,032	10,128	2,187	1,137	$0.09

Total	$143,811	$40,736	$7,009	$4,278	$0.33

21.SUBSEQUENT EVENTS

On January 2, 2013, the Company received a letter from IRS Partners No. 19, L.P. (“IRS Partners”), the beneficial holder of approximately 12.2% of the Company’s issued and outstanding shares, that indicates IRS Partners’ intention to nominate two candidates for election to our board of directors and present three stockholder proposals for consideration by the Company’s stockholders at our 2013 annual meeting of stockholders.

On January 31, 2013, the Board of Directors of the Company approved a stockholder rights plan (the “Rights Plan”) and declared a dividend distribution to stockholders of record as of the close of business on February 10, 2013 of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock of the Company. Each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of a newly-authorized series of junior participating preferred stock of the Company, upon the occurrence of certain events, at a purchase price of $15.00 per Unit.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

21.SUBSEQUENT EVENTS (CONTINUED)

In connection with the adoption of the stockholder rights plan, the Company designated 250,000 shares of the Company’s authorized shares of Preferred Stock, par value $1.00, as Series A-2 Junior Participating Preferred Shares, none of which are issued and outstanding. As provided in the Certificate of Designation filed by the Company with the Department of State of the State of Nevada, each Series A-2 Preferred Share shall entitle the holder 100 votes on all matters submitted to a vote of the stockholders of the Corporation, subject to adjustment for future dividends and combinations of common stock.  The holders of Series A-2 Preferred Shares and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.  The Series A-2 Preferred Shares shall, after issuance, be entitled to receive quarterly dividends in an amount equal to the greater of $50.00 per share or an amount per share, subject to adjustment, equal to 100 times the aggregate per share amount of all non-cash dividends or other distributions other than a dividend payable in shares of common stock or a subdivision of the outstanding shares of common stock declared on the common stock since the immediately preceding quarterly dividend payment date of the Series A-2 Preferred Shares, or, with respect to the first such quarterly dividend payment date, since the first issuance of any share or fraction of a share of the Series A-2 Preferred Shares.  The Series A-2 Preferred Shares shall rank junior to all other series of the Corporation’s Preferred Stock as to the payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.  The Series A-2 Preferred Shares shall not be redeemable.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of Series A-2 Preferred Shares shall be entitled to receive the greater of $100.00 per share, plus accrued dividends, or an amount per share, subject to adjustment, equal to 100 times the aggregate amount to be distributed per share to holders of Common Stock. In the event the Company shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such event the Series A-2 Preferred Shares shall at the same time be similarly exchanged or changed in an amount per share, subject to adjustment, equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. These preferences are protected by customary anti-dilution provisions.

Initially, the Rights are not exercisable and are attached to each existing outstanding share of the Company’s Common Stock. The Rights will separate and become exercisable if a person or group acquires 15% or more of the Company’s Common Stock in a transaction, including the open market purchase of shares, not approved by our Board. If a person or group acquires 15%, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's exercise price (subject to adjustment as provided in the Rights Plan), a number of shares of the Company’s Common Stock having a then-current market value of twice the exercise price. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire control of the Company on terms or in a manner not approved by our Board.

The initial issuance of the Rights as a dividend on January 31, 2013 had no financial accounting or reporting impact. The fair value of the Rights was nominal because the Rights were not exercisable when issued and no value is attributable to them. Additionally, the Rights do not meet the definition of a liability under generally accepted accounting principles in the United States and are therefore not accounted for as a long-term obligation.  Accordingly, unless the Rights become exercisable as discussed above, the Rights Plan has no impact on the Company’s Consolidated Financial Statements.

The Rights Plan is not intended to interfere with any merger, tender or exchange offer or other business combination approved by our Board. Nor does the Rights Plan prevent our Board from considering any offer that it considers to be in the best interest of its stockholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RCM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the fiscal years in the two-year period ended December 29, 2012.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts and Reserves for each of the fiscal years in two-year period ended December 29, 2012.  In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

EisnerAmper LLP

Edison, New Jersey
February 20, 2013

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended December 29, 2012 and December 31, 2011
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Fiscal Year Ended December 29, 2012

Allowance for doubtful accounts on trade receivables	$1,455	$150	$398	$1,207

Provision for contingencies for legal matters	$340	$25	$190	$175

Fiscal Year Ended December 31, 2011

Allowance for doubtful accounts on trade receivables	$1,291	$311	$147	$1,455

Provision for contingencies for legal matters	$638	$271	$569	$340

EXHIBIT INDEX

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of EisnerAmper LLP.

(31.1)	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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
RCM Technologies (USA), Inc.
RCMT Delaware, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of RCM Technologies, Inc. and Subsidiaries on Form S8 (No. 333-165482, effective March 15, 2010, No. 333-145904, effective September 6, 2007, No. 333-61306, effective April 21, 1993, No. 333-80590, effective June 22, 1994, No. 333-48089, effective March 17, 1998, No. 333-52206, effective December 19, 2000 and No. 333-52480, effective December 21, 2000) of our report dated February 20, 2013, on our audits of the consolidated financial statements and Schedule II as of December 29, 2012 and December 31, 2011 and for each of the fiscal years in the two-year period ended December 29, 2012, which report is included in this Annual Report on Form 10-K.

EISNERAMPER LLP

Edison, NJ
February 20, 2013

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

Date: February 20, 2013	/s/	Leon Kopyt
Leon Kopyt Chairman, President, Chief Executive Officer and Director

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

Date: February 20, 2013	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 29, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Leon Kopyt
Leon Kopyt Chairman, President, Chief Executive Officer and Director February 20, 2013

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 29, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary February 20, 2013

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.