Form 10-K/A
RCM TECHNOLOGIES INC
filed 2013-04-26
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 25, 2013: 12,319,264.

Documents Incorporated by Reference
None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On February 22, 2013, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended December 29, 2012 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”).  The Company intended to incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2013 annual meeting of stockholders.  Because the definitive proxy statement will not be filed by April 28, 2013, the Company is filing this Amendment No. 1 (this “Amendment”) on Form-10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules).  All other items as presented in the Original Filing are unchanged.  Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

RCM TECHNOLOGIES, INC.

FORM 10-K/A

TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

Class A Directors – terms expiring in 2015

Richard D. Machon, Director since 2010, age 66

Mr. Machon has been providing independent consulting services to major utilities through Machon & Associates since 2000.  Prior to his employment as an independent consultant, Mr. Machon held a number of key management positions at Tennessee Valley Authority, Portland General Electric, Impell and Boston Edison.  Mr. Machon has also served as Senior Vice President of Operations at PSEG from 2008 to 2010 and as Nuclear Chief Operating Officer at Ontario Power Generation from 1997 to 2000.

Mr. Machon’s extensive experience as an executive in the Power Systems industry facilitates his valuable insight in general and, more specifically, his contributions regarding industry contacts, project proposals, contract negotiations, project management and related matters.

Maier O. Fein, Director since 2012, age 71

Mr. Fein is a distinguished professional with an extensive and diversified background in technology and science.  He was employed by the Naval Undersea Warfare Center (“NUWC”) and its predecessor organizations.  He began his career as a research physicist in New London, CT and advanced to the position of Engineering Manager in Newport, RI, responsible for major operations and organizational functions while maintaining liaison with the financial, facilities, security and human resource departments.

Mr. Fein’s strong science, engineering, management skills and extensive knowledge of Federal programs and procurements are particularly valuable to the Company’s Aerospace and Defense Engineering Division.

Class B Directors – terms expiring in 2013

Robert B. Kerr, Director since 1994, age 70

Mr. Kerr was a founding partner of Everingham & Kerr, Inc., a merger & acquisition consulting firm which started in 1987.  The company, formerly located in Haddon Heights, New Jersey, served small and medium-sized manufacturing, distribution and service businesses.  Mr. Kerr retired from Everingham & Kerr, Inc. in 2008.

Mr. Kerr’s extensive experience as a former CPA, entrepreneur and advisor on hundreds of mergers and acquisitions facilitates his valuable insight in general and, more specifically, his contributions regarding mergers and acquisitions, capital structure and his leadership as Chairman of our Audit Committee.

Lawrence Needleman, Director since 2007, age 71

Mr. Needleman is founding member of a financial services, consulting and tax practice located in Richboro, PA, which has been in operation since 1987.  He is a member of Accreditation Council for Accountancy and Taxation and is an Enrolled Tax Agent in the Commonwealth of Pennsylvania.  Mr. Needleman’s extensive experience as a CPA, financial and tax advisor and entrepreneur facilitates his valuable insight in general and, more specifically, his contributions regarding financial and tax matters.

Class C Directors – terms expiring in 2014

Leon Kopyt, Director since 1991, age 68

Mr. Kopyt has been our President, Chief Executive Officer and Chairman of the Board since 1992. Previously, Mr. Kopyt served as our Chief Financial Officer and Treasurer from 1992 to 1994, and as our Chief Operating Officer from May 1990 to January 1992.

Mr. Kopyt’s extensive experience in leading the Company in an executive capacity for twenty-two years makes Mr. Kopyt, in the collective opinion of the Board, the ideal person to Chair the Board.

S. Gary Snodgrass, Director since 2010, age 61

Mr. Snodgrass retired from Exelon Corporation in 2007 after ten years of employment as Executive Vice President and Chief Human Resources Officer.  Prior to joining Exelon, Mr. Snodgrass was employed by USG Corporation as Vice President of Human Resources from 1973 to 1997.  Since 2008, Mr. Snodgrass has been President of the Snodgrass Family Foundation and since 2012, Mayor of the city of St. Augustine Beach, Florida.

Mr. Snodgrass’s extensive experience as a human resources executive facilitates his valuable insights in general and, more specifically, his contributions regarding human resources operational initiatives and issues.

Our Executive Officers

The following table lists our executive officers.  Our Board elects our executive officers annually for terms of one year and may remove any of our executive officers with or without cause.

Name	Age	Position
Leon Kopyt	68	Chairman, Chief Executive Officer, President and Director
Kevin D. Miller	46	Chief Financial Officer, Treasurer and Secretary
Rocco Campanelli	62	Executive Vice President
Timothy Brandt	52	Group Senior Vice President
Michael Saks	56	Senior Vice President

Kevin D. Miller has served as a Chief Financial Officer, Secretary and Treasurer since October 2008.  From July 1997 until September 2008, he was Senior Vice President of RCM.  From 1996 until July 1997, Mr. Miller served as an Associate in the corporate finance department of Legg Mason Wood Walker, Incorporated. From 1995 to 1996, Mr. Miller was a business consultant for the Wharton Small Business Development Center.  Mr. Miller previously served as a member of both the audit and corporate finance groups at Ernst & Young LLP.

Rocco Campanelli has served as an Executive Vice President of RCM since June 1999.  From September 1995 until June 1999, Mr. Campanelli served as a Senior Vice President of RCM and our General Manager of Professional Engineering.  Previously, Mr. Campanelli was a Senior Vice President of Operations and Marketing for Cataract, Inc., a business we acquired in August 1995.  From the time he joined Cataract in 1988 until August 1995, Mr. Campanelli held the position of Northeast Regional Manager and Vice President of Operations.

Timothy Brandt has served as a Group Senior Vice President of RCM since October 2011.  From December, 2002 until joining RCM, Mr. Brandt held positions of increasing responsibility for Kforce and Pinkerton Computer Consultants (acquired by Kforce in 2006), ending his tenure in the position of Market President.  Mr. Brandt has 20 years of senior leadership experience in IT consulting and solutions including positions with FYI Systems, Paragon Computer Professionals and Computer Systems Development.  Mr. Brandt's professional experience started at Xerox Corporation, where he held positions in Sales, Sales Training and Sales Management over a 9 year period starting in 1984.

Michael Saks has served as Senior Vice President and General Manager of RCM’s Health Care Services Division since May 2007.  From January 1994 until May 2007 he was the Vice President and GM of RCM Health Care.  Prior to joining RCM, Mr. Saks served as a corporate executive at MS Executive Resources, MA Management and Group 4 Executive Search.  Mr. Saks has over 29 years of executive management, sales and recruiting experience.

Corporate Governance

Board Committees.  Our Board of Directors has an executive committee, an audit committee and a compensation committee.  The committees report their actions to the full Board at the Board’s next regular meeting.  The following table shows on which of our Board’s committees each of our directors served.

Committee
Board Member	Executive	Audit	Compensation
Leon Kopyt	X
Maier O. Fein
Robert B. Kerr		X	X
Richard D. Machon(1)
Lawrence Needleman		X	X
S. Gary Snodgrass		X	X
____________
(1)   Mr. Machon left the Compensation Committee on February 13, 2013.

The general duties of each committee are as follows:

Executive Committee

•	Acts on behalf of our Board between meetings of the Board.

Audit Committee

The Board of Directors has adopted a written Audit Committee Charter.  A copy of the Audit Committee Charter is posted on our website under "Investors - Corporate Governance."

•	Reviews our financial and accounting practices, controls and results, reviews the scope and services of our auditors and appoints our independent auditors.

•	Review and approve related parties transactions.

Compensation Committee

•	Determines the compensation of our officers and employees.

•	Administers our stock option plans.

Code of Conduct and Code of Ethics.  We have adopted a Code of Conduct applicable to all of our directors, officers and employees.  In addition, we have adopted a Code of Ethics, within the meaning of applicable Commission rules, applicable to our Chief Executive Officer, Chief Financial Officer and Controller.  If we make any amendments to either of these Codes (other than technical, administrative, or other non-substantive amendments), or waive (explicitly or implicitly) any provision of the Code of Ethics to the benefit of our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of our website at www.rcmt.com, or in a report on Form 8-K that we file with the Commission.

Risk Oversight by the Board.  The role of our Board of Directors in our risk oversight process includes receiving regular reports from members of management on areas of material risk to us, including operational, financial, legal and strategic risks.

In particular, our Audit Committee is tasked pursuant to its charter to “discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures.”  As appropriate, the Chairman of the Audit Committee reports to the full Board of Directors on the activities of the Audit Committee in this regard, allowing the Audit Committee and the full Board to coordinate their risk oversight activities.

As one component of our risk oversight and anti-fraud program, our Audit Committee has established complaint reporting procedures described under “Compliance Policy” in the “Investors” section of our website at www.rcmt.com.  These procedures indicate how to submit complaints to our Audit Committee regarding concerns about our accounting practices, our adherence to financial policies and procedures, or our compliance with the Sarbanes-Oxley Act of 2002.  Once received, grievances are reviewed by the Chairman of the Audit Committee for consideration.

Board Leadership Structure.  Mr. Kopyt has been both our Chief Executive Officer and the Chairman of our Board since 1992.

We believe that the overlap between our Board and executive management has been advantageous to us, in that we have benefited from strong, clear, consistent and cohesive leadership, with Mr. Kopyt setting the tone and having ultimate responsibility for all of our operating and strategic functions, thus providing unified leadership and direction for our Board of Directors and our operational functions.  While our Board of Directors has never concluded that the role of Chairman must always be held by a senior executive, and reserves the right to reconsider this matter, it intends to continue the current arrangement for the foreseeable future.

While our Board does not have a lead independent director, we receive strong leadership from all the Independent Directors.  The Independent Directors meet in executive session on a periodic basis in connection with regularly-scheduled meetings of the full Board of Directors, as well as in their capacity as members of our Audit Committee and Compensation Committee.  The Board believes that its structure facilitates a strong sense of responsibility among our directors, as well as active and effective oversight by the Independent Directors of our operations and strategic initiatives, including the risks that may be attendant thereto.  All members of our Board are able to propose items for inclusion on Board meeting agendas, and our Board meetings include time for discussion of items not on the formal agenda.

Section 16(a) Beneficial Ownership Reporting Compliance.  We believe that, during our fiscal year ended December 29, 2012, our executive officers and directors made all required filings under Section 16(a) of the Securities Exchange Act on a timely basis.  Our belief is based solely on:

•	our review of copies of forms filed pursuant to Section 16(a) and submitted to us during and with respect to our fiscal year ended December 29, 2012 and

•
representations from the Company’s directors, executive officers and beneficial owners of more than 10% of our Common Stock that they have complied with all Section 16(a) filing requirements with respect to 2012.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to our executives, including the named executive officers, are similar to those provided to other executive officers.

Summary Compensation Table

The following table lists, for our fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 cash and other compensation paid to, or accrued by us for, our chief executive officer, our chief financial officer and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other three most highly compensated executives during the fiscal year ended December 29, 2012.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Equity Awards(1)	All Other Compensation(2)	Total

Leon Kopyt	2012	$660,000	--	$133,599	$224,800	$41,001	$1,059,400
President and CEO	2011	$660,000	--	$165,360	--	$39,974	$865,334

Kevin D. Miller	2012	$330,000	--	$66,800	$196,700	$37,778	$631,278
CFO, Treasurer and	2011	$330,000	--	$82,680	--	$32,431	$445,111
Secretary

Rocco Campanelli	2012	$300,000	--	$100,000	$196,700	$23,562	$620,262
Executive Vice President	2011	$300,000	--	$121,688	--	$22,844	$444,532

Timothy Brandt	2012	$214,423	--	$150,000	$140,398	$22,144	$526,965
Group Sr. Vice President	2011	$46,154	$25,000	--	--	$2,768	$73,922

Michael Saks	2012	$175,000	--	$72,000	$84,300	$17,622	$348,922
Senior Vice President	2011	$175,000	--	$74,375	--	$20,362	$269,737
____________

(1)
These amounts are based upon the grant date fair value of the stock option awards and restricted share awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718.  The assumptions used in determining the amounts in the column are set forth in note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the Commission.

(2)
This amount represents (i) premiums in the amount of $269 we paid in 2012 for life and disability insurance on each of the officers named in this table; (ii) premiums we paid during our 2012 for medical,  dental and vision insurance on each of the officers named in this table as follows: Leon Kopyt: $16,943; Kevin Miller: $21,925; Rocco Campanelli: $10,937; Timothy Brandt: $9,913; and Michael Saks: $6,197; (iii) matching contributions in the amount of $625 that were made for the 2012 fiscal year for Kevin Miller, Rocco Campanelli, Timothy Brandt and Michael Saks in accordance with RCM’s retirement savings plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended; and (iv) the following approximated amounts for Company leased automobiles or monthly automobile allowances and related expenses:  Leon Kopyt: $22,839, Kevin Miller: $15,228, Rocco Campanelli: $12,000; Timothy Brandt: $12,231; and Michael Saks: $10,800.

During our 2012 and 2011 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase shares of common stock and restricted share units as of December 29, 2012.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Exercisable	Unexercisable	Price	Date	Not Vested(1)	Not Vested	Not Vested	Not Vested

Leon Kopyt	--	--	--	--	40,000	212,800	--	--

Kevin D. Miller	--	--	--	--	35,000	186,200	--	--

Rocco Campanelli	--	--	--	--	35,000	186,200	--	--

Timothy Brandt	--	20,000	$5.40	1/10/2022	15,000	79,800	--	--

Michael Saks	15,000	--	$4.40	6/27/2015	15,000	79,800	--	--
	15,000	--	$4.91	12/27/2015
____________

(1)	Consists of restricted share units.

Compensation of Directors

Our employee directors do not receive any compensation for serving on our Board or its committees, other than the compensation they receive for serving as employees of RCM.

The Board of Directors has approved a compensation package for non-employee directors, which became effective in July 2009.  Under the arrangement, each non-employee director receives a retainer fee of $36,000 per year as compensation for service on the Board.  In addition to the retainer fee, each eligible non-employee director is paid meeting attendance fees of $750 for each Board meeting and $300 for each Committee meeting in excess of four that is held on a date other than the date of a Board meeting.

All employee and non-employee directors also are eligible to receive equity awards.  85,000 restricted stock units were issued to Directors in 2012.

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended December 29, 2012.

Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Maier O. Fein	$12,000	$28,100	-	$40,100
Robert B. Kerr	$36,750	$56,200	-	$92,950
Richard D. Machon(2)	$36,750	$56,200	$45,441	$138,391
Lawrence Needleman	$36,750	$56,200	-	$92,950
S. Gary Snodgrass	$36,750	$56,200	-	$92,950

(1)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the Commission.  As of December 29, 2012, each director has the following number of options outstanding:  Maier O. Fein: 0; Robert B. Kerr: 0; Richard D. Machon: 0; Lawrence Needleman: 10,000; S. Gary Snodgrass: 0.

(2)
Mr. Machon from time to time provides consulting services to the Company or for clients of the Company through Mr. Machon’s company, Machon & Associates.  The Company paid Machon & Associates approximately $45,441 during fiscal 2012.

Leon Kopyt, the Company’s Chairman and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his services as director.  The compensation received by Mr. Kopyt as employee of the Company is shown in the Summary Compensation Table on page 14.

Employment Agreement for Mr. Kopyt

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

Termination Benefits Agreement for Leon Kopyt

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

Severance Agreement for Leon Kopyt

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 12, 2013.
Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock

Michael O’Connell	1,641,849(1)	13.3%
c/o Stonnington Group, LLC
515 S. Figueroa Street, Suite 1100
Los Angeles, CA 90071

Columbia Wanger Asset Management, LLC.	1,234,000(2)	10.0%
227 West Monroe Street, Suite 3000
Chicago, IL 60606

Heartland Advisors, Inc.	1,100,000(3)	8.9%
789 North Water Street
Milwaukee, WI 53202

Dimensional Fund Advisors LP	1,074,208(4)	8.7%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Perritt Capital Management, Inc.	614,425(5)	5.0%
300 S. Wacker, Suite 2880
Chicago, IL 60606

(1)
Based on Amendment No. 6 to Schedule 13D, dated March 12, 2013 (the “Amendment”), filed with the Commission by IRS Partnership No. 19, L.P. (“IRS 19”), The Leonetti/O’Connell Family Foundation (the “Foundation”), M2O, Inc. (“M2O”), The Michael F. O’Connell and Margo L. O’Connell Revocable Trust (the “Trust”), Michael O’Connell (“Mr. O’Connell” and, collectively with IRS 19, the Foundation, M2O and the Trust, the “O’Connell Entities”), Legion Partners Asset Management LLC (“Legion Partners”), Christopher Kiper (“Mr. Kiper”), Bradley Vizi (“Mr. Vizi”) and Roger Ballou (“Mr. Ballou”), in addition to information obtained from several Statements of Changes In Beneficial Ownership of Securities on Form 4, filed by such persons since March 12, 2013 (the “Forms 4”).  (Note:  All share amounts set forth in this Footnote 1 give effect to the purchases described in the Forms 4.)  The Amendment states that IRS 19, M2O, the Trust and Mr. O’Connell may be deemed to have the shared voting and dispositive power over the 1,353,775 shares owned by IRS 19 and that the Foundation and Mr. O’Connell may be deemed to have shared voting and dispositive power over 266,074 shares owned by the Foundation.  The Amendment also states that Legion Partners exclusively manages IRS 19’s and the Foundation’s investment in the Common Shares pursuant to which Mr. Kiper and Mr. Vizi on behalf of Legion Partners manage such investments.  As a result, Legion Partners, Mr. Kiper and Mr. Vizi may be deemed to have shared dispositive power with respect to the 1,619,849 shares held by IRS 19 and the Foundation.  Mr. Kiper and Mr. Vizi, respectively, also have sole voting and dispositive power over 22,000 and 1,000 shares.  This total does not include 5,000 shares as to which Mr. Ballou reports having sole voting and dispositive authority.

(2)
Based on Amendment No. 14 to Schedule 13G, dated February 14, 2013, filed with the Commission by Columbia Wanger Asset Management, LLC (“CWAM”), a registered investment advisor.  The Amendment states that CWAM has sole voting power over 1,045,000 of these shares and sole dispositive power over all of these shares. The Amendment also states that Columbia Acorn Trust has sole voting and dispositive power over 640,000 of these shares,, which are included in the amount owned by Columbia Wanger Asset Management, LLC.

(3)
Based on Amendment No. 15 to Schedule 13G, dated February 7, 2013, filed with the Commission. The Amendment states that Heartland Advisors, Inc., a registered investment advisor, and William J. Nasgovitz have shared voting and dispositive power as to all of these shares.  The Heartland Value Fund, an account managed by Heartland Advisors, Inc., owns all of these shares.

(4)
Based on Amendment No. 12 to Schedule 13G, dated February 8, 2013, filed with the Commission. The Amendment states that Dimensional Fund Advisors LP, a registered investment advisor, has sole voting power over 1,062,212 of these shares and sole dispositive power as to all of these shares.

(5)
Based on Form 13F, dated February 11, 2013, filed with the Commission. The Amendment states that Perritt Capital Management, Inc., an institutional investment manager, has sole voting and dispositive power over these shares.

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 12, 2013, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock
Leon Kopyt	502,606	4.1%
Robert B. Kerr	56,087	*
Richard D. Machon	10,000	*
Lawrence Needleman(1)	17,513	*
S. Gary Snodgrass	4,512	*
Maier O. Fein	--	--
Kevin D. Miller	389,731	3.2%
Rocco Campanelli	94,269	*
Michael Saks(2)	46,459	*
Timothy Brandt	--	--
All directors and executive officers as a group (10 persons)(3)	1,121,177	9.1%
__________

*	Represents less than one percent of our outstanding common stock.

(1)	Includes 10,000 shares issuable upon the exercise of options under our stock option plans.

(2)	Includes 30,000 shares issuable upon the exercise of options under our stock option plans.

(3)	Includes 40,000 shares issuable upon the exercise of options under our stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Approval Policy

Our Code of Conduct mandates that officers and directors bring promptly to the attention of our Compliance Officer, currently our Chief Financial Officer, any transaction or series of transactions that may result in a conflict of interest between that person and the Company.  Furthermore, our Audit Committee must review and approve any “related party” transaction as defined in Item 404(a) of Regulation S-K, promulgated by the Securities and Exchange Commission, before it is consummated.  Following any disclosure to our Compliance Officer, the Compliance Officer will then typically review with the Chairman of our Audit Committee the relevant facts disclosed by the officer or director in question.  After this review, the Chairman of the Audit Committee and the Compliance Officer determine whether the matter should be brought to the Audit Committee or the full Board of Directors for approval.  In considering any such transaction, the Audit Committee or the Board of Directors, as the case may be, will consider various relevant factors, including, among others, the reasoning for the Company to engage in the transaction, whether the terms of the transaction are at arm’s length and the overall fairness of the transaction to the Company.  If a member of the Audit Committee or the Board is involved in the transaction, he or she will not participate in any of the discussions or decisions about the transaction.  The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

Independence of the Board of Directors

The Board of Directors has determined that Maier O. Fein, Robert B. Kerr, Richard D. Machon, Lawrence Needleman and S. Gary Snodgrass are “independent directors” as defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee plans to engage EisnerAmper LLP (“EisnerAmper”) as our independent registered public accounting firm for the current fiscal year ending December 28, 2013.

Fees Billed by EisnerAmper during 2012 and 2011

Audit Fees.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2012 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $159,000.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2011 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $157,500.

Audit-Related Fees.  Fees billed to the Company by EisnerAmper during 2012 and 2011 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $3,500 and $3,928, respectively.

Tax Fees.  Fees billed to the Company by EisnerAmper during 2012 and 2011 for professional services rendered for tax compliance, tax advice and tax planning totaled $0 and $4,030, respectively.

All Other Fees.  Fees billed to the Company by EisnerAmper during 2012 and 2011 for all other services totaled $0 and $1,500, respectively.  EisnerAmper does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether EisnerAmper’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining EisnerAmper’s independence, and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services, and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: April 26, 2013	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer and Director

Date: April 26, 2013	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary