Form 10-Q
period 2013-03-30
RCM TECHNOLOGIES INC
filed 2013-05-10
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 1-10245

RCM TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-1480559
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey  08109-4613
(Address of Principal Executive Offices)                                           (Zip Code)

(856) 356-4500
(Registrant’s Telephone Number, Including Area Code)

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
YES [  ]     NO [X]

Indicate the number of shares outstanding of the Registrant’s class of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 12,329,264 shares outstanding as of May 9, 2013.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 30, 2013 and December 29, 2012
(In thousands, except share and per share amounts)

	March 30,	December 29,
	2013	2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$13,896	$14,123
Accounts receivable, net	49,499	43,706
Transit accounts receivable	6,785	10,010
Prepaid expenses and other current assets	1,481	1,965
Deferred income tax assets, domestic	519	541
Total current assets	72,180	70,345

Property and equipment, net	1,963	1,880

Other assets:
Deposits	244	244
Goodwill	9,545	9,545
Intangible assets, net	294	332
Deferred income tax assets, domestic	2,059	2,202
Total other assets	12,142	12,323

Total assets	$86,285	$84,548

Current liabilities:
Accounts payable and accrued expenses	$7,499	$6,334
Transit accounts payable	10,487	11,987
Accrued payroll and related costs	7,114	6,241
Income taxes payable	486	119
Deferred income tax liability, foreign	71	73
Contingent consideration	217	309
Total current liabilities	25,874	25,063

Contingent consideration	713	713

Total liabilities	26,587	25,776

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,790,070 shares issued and 12,316,764 shares outstanding at March 30, 2013 and 13,756,589 shares issued and 12,298,733 shares outstanding at December 29, 2012	689	688
Additional paid-in capital	109,712	109,390
Accumulated other comprehensive income	1,096	1,370
Accumulated deficit	(44,299)	(45,259)
Treasury stock common (1,473,306 shares at March 30, 2013 and 1,457,856 at December 31, 2012, at cost)	(7,500)	(7,417)
Stockholders’ equity	59,698	58,772

Total liabilities and stockholders’ equity	$86,285	$84,548

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen Week Periods Ended March 30, 2013 and March 31, 2012 (Unaudited) (In thousands, except per share amounts)

	Thirteen Week Periods Ended
	March 30, 2013	March 31, 2012

Revenues	$41,230	$38,206
Cost of services	30,609	27,921
Gross profit	10,621	10,285

Operating costs and expenses
Selling, general and administrative	8,838	8,231
Depreciation and amortization	269	278
	9,107	8,509

Operating income	1,514	1,776

Other (expense) income
Interest expense and other, net	(6)	(11)
Changes in fair value of contingent consideration	92	43
Gain on foreign currency transactions	5	1
	91	33

Income before income taxes	1,605	1,809
Income tax expense	645	750

Net income	$960	$1,059

Basic and diluted net earnings per share	$0.08	$0.08

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Week Periods Ended March 30, 2013 and March 31, 2012 (Unaudited) (In thousands)

	March 30,	March 31,
	2013	2012

Net income	$960	$1,059
Foreign currency translation adjustment	(274)	35
Comprehensive income	$686	$1,094

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Thirteen Week Period Ended March 30, 2013 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 29, 2012	13,756,589	$688	$109,390	$1,370	($45,259)	1,457,856	($7,417)	$58,772

Issuance of stock under employee stock purchase plan	26,481	1	119	-	-	-	-	120
Translation adjustment	-	-	-	(274)	-	-	-	(274)
Issuance of stock upon exercise of stock options	7,000	-	30	-	-	-	-	30
Share-based compensation expense	-	-	173	-	-	-	-	173
Common stock repurchase	-	-	-	-	-	15,450	(83)	(83)
Net income	-	-	-	-	960	-	-	960

Balance, March 30, 2013	13,790,070	$689	$109,712	$1,096	($44,299)	1,473,306	($7,500)	$59,698

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended March 30, 2013 and March 31, 2012 (Unaudited) (In thousands)

	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$960	$1,059

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	269	278
Changes in fair value of contingent consideration	(92)	(43)
Stock-based compensation expense	173	14
Provision for allowance for doubtful accounts	(233)	4
Deferred income tax expense	165	137
Changes in assets and liabilities:
Accounts receivable	(5,893)	(681)
Transit accounts receivable	3,233	1,869
Prepaid expenses and other current assets	455	(197)
Accounts payable and accrued expenses	1,259	(275)
Transit accounts payable	(1,501)	(942)
Accrued payroll and related costs	911	1,429
Income taxes payable	367	601
Total adjustments	(887)	2,194
Net cash provided by operating activities	73	3,253

Cash flows from investing activities:
Property and equipment acquired	(313)	(73)
Increase in deposits	-	(74)
Net cash used in investing activities	(313)	(147)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	120	61
Exercise of stock options	30	207
Common stock repurchases	(83)	(293)
Net cash provided by (used in) financing activities	67	(25)
Effect of exchange rate changes on cash and cash equivalents	(54)	(20)
(Decrease) increase in cash and cash equivalents	(227)	3,061
Cash and cash equivalents at beginning of period	14,123	28,417

Cash and cash equivalents at end of period	$13,896	$31,478

Supplemental cash flow information:
Cash paid for:
Interest	$21	$20
Income taxes	$18	$69

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 29, 2012 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments except for the reduction of the contingent consideration pertaining to the PSG acquisition) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week period ended March 30, 2013 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 29, 2012 was a 52-week reporting year.  The first fiscal quarters of 2013 and 2012 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
March 30, 2013	Thirteen	Thirteen
March 31, 2012	Thirteen	Thirteen

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	March 30, 2013	December 29, 2012
Billed	$31,508	$26,600
Accrued and unbilled	5,358	4,761
Work-in-progress	13,746	13,552
Allowance for doubtful accounts and sales discounts	(1,113)	(1,207)

Accounts receivable, net	$49,499	$43,706

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

Property and equipment are comprised of the following:

	March 30, 2013	December 29, 2012
Equipment and furniture	$2,307	$2,366
Computers and systems	5,039	5,204
Leasehold improvements	343	949
	7,689	8,519

Less: accumulated depreciation and amortization	5,726	6,639

Property and equipment, net	$1,963	$1,880

The Company periodically writes off fully depreciated assets.  The Company wrote off fully depreciated assets of $1,143 and $1,211 for the thirteen week periods ended March 30, 2013 and March 31, 2012, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.

Future Contingent Payments
As of March 30, 2013, the Company had two active acquisition agreements whereby additional contingent consideration may be earned: 1) the Company acquired certain assets of Project Solutions Group, Inc. (“PSG”) in 2009; and 2) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”) as more fully described below. The Company estimates future contingent payments for both acquisitions as follows:

Period Ending
December 28, 2013	$228
January 3, 2015	253
January 2, 2016	269
December 31, 2016	307
Estimated future contingent consideration payments	$1,057

Actual future contingent payments may materially differ from the estimates above.  In the case of future payments to PSG, the Company believes that it is highly unlikely that any future payments will be made and therefore did not include any contingent payments in the above table.  Future contingent payments to be made to BGA are capped at a maximum of $3.0 million cumulatively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net preset value of those expected payments as of March 30, 2013.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

During the thirteen week period ended March 30, 2013, the Company reduced its liability for contingent consideration by $92, which relates to its expectation for the PSG acquisition.  The reduction is reflected in other income.  The Company paid no consideration during the thirteen week period ended March 30, 2013 or the comparable prior year period.

BGA, LLC
Effective July 1, 2012, the Company purchased the operating assets of BGA. BGA provides comprehensive multidiscipline engineering solutions across numerous industry sectors including Power Generation (both Nuclear and Fossil), Energy Delivery, Energy Management, Architecture, Commercial Building and Manufacturing.  The Company believes that the BGA assembled workforce consists of highly trained and experienced engineers that will greatly assist RCM in executing future growth in revenues.  The business acquired in the BGA acquisition will operate as part of the Company’s Engineering segment.  The BGA purchase consideration consisted of the following:

Cash	$1,292
Lease in excess of market, net present value	469
Contingent consideration, net present value	930
Total consideration	$2,691

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

The acquisition has been accounted for under the purchase method of accounting. The total estimated purchase price has been allocated as follows:

Fixed assets	$28
Restricted covenants	70
Customer relationships	180
Deferred tax asset	187
Goodwill	2,226
Total consideration	$2,691

Fixed assets acquired were recorded at approximate market value.  The value of restricted covenants and customer relationships were recorded based on the valuation of a third party firm.  The primary item that generated goodwill was the acquisition of a highly skilled and trained assembled workforce of engineers that the Company anticipates may allow it to win contract awards from its current and future customer base that the Company would not otherwise win.

Pro Forma Results of Operations
The following (unaudited) results of operations have been prepared assuming the BGA acquisition had occurred as of the beginning of the thirteen week period ended March 31, 2012. Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisition occurred as of the beginning of the periods presented.

Proforma Results for the Thirteen Week Period Ended
March 31, 2012
Revenues	$39,314
Operating income	$1,838
Diluted earnings per share	$0.08

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

The carrying amount of goodwill at both March 30, 2013 and December 29, 2012 for the Company’s Information Technology, Engineering and Specialty Health Care segments were $5,516, $2,326 and $1,703, respectively.

8.	Intangible Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  The Company’s intangible assets consist of customer relationships and non-compete agreements.

The following table reflects the components of net intangible assets, excluding goodwill:

	Information Technology	Engineering	Total
Balance as of December 29, 2012	$106	$226	$332

Amortization of intangibles during the thirteen week period ended March 30, 2013	26	12	38

Balance as of March 30, 2013	$80	$214	$294

The Company periodically writes off fully amortized intangible assets.  The Company did not write off any fully amortized intangibles for the thirteen week period ended March 30, 2013 and wrote off fully amortized intangibles of $171 for the thirteen week period ended March 31, 2012.

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

There were no borrowings during the thirteen week periods ended March 30, 2013 and March 31, 2012.  At March 30, 2013 and March 31, 2012, there were letters of credit outstanding for $0.8 million.  At March 30, 2013, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirteen week periods ended March 30, 2013 and March 31, 2012 was determined as follows:

	Thirteen Week Periods Ended
	March 30, 2013	March 31, 2012

Basic weighted average shares outstanding	12,311,066	12,752,326
Dilutive effect of outstanding share-based awards	71,711	210,802

Weighted average dilutive shares outstanding	12,382,777	12,963,128

There were 97,500 and 62,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the thirteen week periods ended March 30, 2013 and March 31, 2012, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	March 30, 2013	December 29, 2012

Exercise of options outstanding	297,400	307,400
Restricted stock awards outstanding	350,000	350,000
Future grants of options or shares	34,100	34,100
Shares reserved for employee stock purchase plan	221,271	247,752

Total	902,771	939,252

11.	Share-Based Compensation

At March 30, 2013, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $173 and $14 was recognized for the thirteen week periods ended March 30, 2013 and March 31, 2012, respectively.

As of March 30, 2013, the Company had approximately $1.6 million of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options were generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of March 30, 2013, options to purchase 144,500 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of March 30, 2013, options to purchase 76,500 shares of common stock granted under the 2000 Plan were outstanding.

The 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of March 30, 2013, under the 2007 Plan, 34,100 shares of common stock were available for future grants, options to purchase 76,400 shares of common stock granted and 350,000 restricted stock units were outstanding.

Stock Options

There were 5,000 options granted during the thirteen week period ended March 30, 2013 and no options granted during the thirteen week period ended March 31, 2012.  Activity regarding outstanding options for the thirteen week period ended March 30, 2013 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 29, 2012	307,400	$5.34
Options granted	5,000	$5.78
Options exercised	7,000	$4.40
Options forfeited/cancelled	8,000	$5.16

Options outstanding as of March 30, 2013	297,400	$5.37

Options outstanding price range at March 30, 2013	$2.50 - $9.81

Options exercisable as of March 30, 2013	242,400	$5.33

Intrinsic value of outstanding stock options as of March 30, 2013	$333

Intrinsic value of stock options exercised for the thirteen week period ended March 30, 2013	$10

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

As of March 30, 2013, the Company had approximately $0.1 million of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

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

To date, the Company has only issued restricted stock units under the 2007 Plan.  The following summarizes the restricted stock units activity under the 2007 Plan during 2013:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2012	350	$5.62
Granted	8	$5.45
Vested	-	N/A
Forfeited or expired	(8)	$5.62
Outstanding non-vested at March 30, 2013	350	$5.62

Based on the closing price of the Company’s common stock of $6.06 per share on March 28, 2013 the intrinsic value of the non-vested restricted stock units at March 30, 2013 was $2.1 million.  As of March 30, 2013, there was approximately $1.5 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 31.5 months.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of January 2, 2013) was 26,481.  As of March 30, 2013, there were 221,271 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the thirteen week period ended March 30, 2013, the Company repurchased 15,450 shares for an average price of $5.35 per share.  Since the inception of its share repurchase program and through March 30, 2013, the Company has purchased 1,473,306 shares at a total cost of approximately $7.5 million, or an average price of $5.09.

13.	New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen week period ended March 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, that are of material significance, or have potential material significance, to the Company.

14.	Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 29, 2012).

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended March 30, 2013	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$13,994	$20,310	$6,926	$ -	$41,230

Cost of services	9,983	15,799	4,827	-	30,609

Selling, general and administrative	3,572	3,451	1,815	-	8,838

Depreciation and amortization	85	155	29	-	269

Operating income (loss)	$354	$905	$255	$ -	$1,514

Total assets	$14,894	$41,361	$11,746	$18,284	$86,285
Capital expenditures	$20	$273	$4	$16	$313

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirteen Week Period Ended March 31, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$13,754	$16,626	$7,826	$ -	$38,206

Cost of services	9,788	12,775	5,358	-	$27,921

Selling, general and administrative	3,551	2,782	1,898	-	$8,231

Depreciation and amortization	100	144	34	-	$278

Operating income (loss)	$315	$925	$536	$ -	$1,776

Capital expenditures	$46	$27	$ -	$ -	$73

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirteen and thirteen week periods ended March 30, 2013 and March 31, 2012 are as follows:

	Thirteen Week Periods Ended
	March 30, 2013	March 31, 2012
Revenues
U. S.	$32,583	$32,193
Canada	7,386	5,200
Puerto Rico	1,261	813
	$41,230	$38,206

Total assets by geographic area as of the reported periods are as follows:

	March 30, 2013	December 29, 2012
Total assets
U. S.	$68,650	$68,364
Canada	16,165	14,612
Puerto Rico	1,470	1,572
	$86,285	$84,548

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Income Taxes

The projected fiscal 2013 effective income tax rate as of March 30, 2013 is approximately 42.6% and 30.1% in the United States and Canada, respectively, and has yielded a consolidated effective income tax rate of approximately 40.2% for the thirteen week period ended March 30, 2013.  The Company estimated income tax rates of approximately 42.3% and 21.4% in the United States and Canada, respectively, which yielded a consolidated effective income tax rate of approximately 41.5% for the thirteen week period ended March 31, 2012.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the company.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.1 million and $0.2 million as of as of March 30, 2013 and December 29, 2012, respectively.  Asserted claims in these matters seek approximately $10.4 million in damages as of March 30, 2013.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.  Stockholder Rights Plan

On January 30, 2013, the Board of Directors of the Company approved a stockholder rights plan (the “Rights Plan”) and declared a dividend distribution to stockholders of record as of the close of business on February 10, 2013 of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock of the Company. Each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of a newly-authorized series of junior participating preferred stock of the Company, upon the occurrence of certain events, at a purchase price of $15.00 per Unit.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Stockholder Rights Plan (Continued)

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

Initially, the Rights are not exercisable and are attached to each existing outstanding share of the Company’s Common Stock. The Rights will separate and become exercisable if a person or group acquires 15% or more of the Company’s Common Stock in a transaction, including the open market purchase of shares, not approved by our Board. If a person or group acquires 15%, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s exercise price (subject to adjustment as provided in the Rights Plan), a number of shares of the Company’s Common Stock having a then-current market value of twice the exercise price. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire control of the Company on terms or in a manner not approved by our Board.

The initial issuance of the Rights as a dividend had no financial accounting or reporting impact. The fair value of the Rights was nominal because the Rights were not exercisable when issued and no value is attributable to them. Additionally, the Rights do not meet the definition of a liability under generally accepted accounting principles in the United States and are therefore not accounted for as a long-term obligation.  Accordingly, unless the Rights become exercisable as discussed above, the Rights Plan has no impact on the Company’s Consolidated Financial Statements.

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

The Company experienced an increase in revenues during the thirteen week period ended March 30, 2013 as compared to the comparable prior year period. The revenue increase was primarily attributable to growth in the Company’s Engineering segment offset by decreases in the Company’s Specialty Health Care segment, as further discussed in the Segment Discussion below.  The Company is cautiously optimistic that overall results for the remaining three quarters of fiscal 2013 will exceed the comparative three quarters of fiscal 2012.

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

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) engages subcontractors to provide construction services; b) typically earns a fixed percentage of the total project value as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractors or transit costs. In those situations, the Company charges the client a management fee, which is reported as net revenue when earned.  Similarly, the Company’s Information Technology segment acts as an agent for a major staffing client.  The Company manages the staffing requirements for a division of the client and numerous staffing agencies provide staff and the Company collects a management fee.  During the thirteen week period ended March 30, 2013, total gross billings, including both transit cost billings and the Company’s earned fees, was $17.8 million, for which the Company recognized $3.9 million of its net management fee as revenue.  During the thirteen week period ended March 31, 2012, total gross billings including both transit cost billings and the Company’s earned fees, was $8.1 million, for which the Company recognized $2.0 million of its net management fee as revenue.

Under the terms of the agreements, the Company is not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $6.8 million and related transit accounts payable was $10.5 million, a net liability of $3.7 million, as of March 30, 2013.

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

Accounting for Stock Options and Restricted Stock Units

The Company uses stock options and restricted stock units to attract, retain and reward employees for long-term service.  The Company follows “Share-Based Payment,” which requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements.  This compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company measures stock-based compensation cost using the Black-Scholes option pricing model for stock options and the fair value of the underlying common stock at the date of grant for restricted stock units.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of March 30, 2013, the Company had domestic short term deferred tax assets of $0.5 million, total domestic long term net deferred income tax assets of $2.1 million and foreign tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

There have been no changes in the unrecognized tax benefits from the balance recorded as of December 29, 2012.

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

Thirteen Week Period Ended March 30, 2013 Compared to Thirteen Week Period Ended March 31, 2012

A summary of operating results for the thirteen week periods ended March 30, 2013 and March 31, 2012 is as follows (in thousands):

	March 30, 2013		March 31, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$41,230	100.0	$38,206	100.0
Cost of services	30,609	74.2	27,921	73.1
Gross profit	10,621	25.8	10,285	26.9

Selling, general and administrative	8,838	21.4	8,231	21.5
Depreciation and amortization	269	0.7	278	0.7
	9,107	22.1	8,509	22.2

Operating income	1,514	3.7	1,776	4.7
Other income, net	91	0.2	33	0.1

Income before income taxes	1,605	3.9	1,809	4.8
Income tax expense	645	1.6	750	2.0

Net income	$960	2.3	$1,059	2.8

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarter reporting periods ended March 30, 2013 and March 31, 2012 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 30, 2013 Compared to Thirteen Week Period Ended March 31, 2012 (Continued)

Revenues.  Revenues increased 7.9%, or $3.0 million, for the thirteen week period ended March 30, 2013 as compared to the thirteen week period ended March 31, 2012 (the “comparable prior year period”).  Revenues increased $0.2 million in the Information Technology segment, increased $3.7 million in the Engineering segment, and decreased $0.9 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 9.6%, or $2.7 million, for the thirteen week period ended March 30, 2013 as compared to the comparable prior year period.  The increase in cost of services was primarily due to an increase in revenues.  Cost of services as a percentage of revenues increased to 74.2% for the thirteen week period ended March 30, 2013 from 73.1% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work and higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division and Facilities Design group and an increase in the cost of services as a percentage of revenues in the Company’s Specialty Health Care segment.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 7.4%, or $0.6 million, for the thirteen week period ended March 30, 2013 as compared to the comparable prior year period.   As a percentage of revenues, SGA expenses were 21.4% for the thirteen week period ended March 30, 2013 as compared to 21.5% for the comparable prior year period.  The increase in SGA expense was primarily due to the operations acquired in the BGA acquisition which added approximately $0.4 million in SGA expense.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.

Income Tax Expense.  The Company recognized $0.6 million of income tax expense for the thirteen week period ended March 30, 2013 as compared to $0.8 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 40.2% as compared to 41.5% for the comparable prior year period. The projected fiscal 2013 effective income tax rate as of March 30, 2013 is approximately 42.6% and 30.1% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the thirteen week period ended March 30, 2013 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

Segment Discussion

Information Technology

Information Technology revenues of $14.0 million in the thirteen week period ended March 30, 2013 increased $0.2 million, or 1.7%, as compared to the comparable prior year period.  The Company believes the increase in revenue was primarily attributable to the impact of changes made to the management and sales teams in late 2011 and early 2012 and improved market conditions.  The Information Technology segment operating income was $0.4 million for the thirteen week period ended March 30, 2013 as compared to $0.3 million in the comparable prior year period.  The marginal increase in operating income was primarily due to an increase in revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 30, 2013 Compared to Thirteen Week Period Ended March 31, 2012 (Continued)

Segment Discussion Continued

Engineering

Engineering revenues of $20.3 million in the thirteen week period ended March 30, 2013 increased $3.7 million, or 22.2%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $2.1 million in the Company’s Canadian Engineering group and the BGA acquisition which contributed revenues of $1.7 million.  The Engineering segment operating income was $0.9 million for both the thirteen week period ended March 30, 2013 and the comparable prior year period.  Operating income was essentially unchanged despite higher revenues primarily because of an increase in cost of services as a percentage of revenue to 77.8% for the thirteen weeks ended March 30, 2013 as compared to 76.8% for the comparable prior year period.  The increase in cost of services as a percentage in revenues was primarily due to a reduction in higher margin project work and higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division and Facilities Design group.   The Company anticipates that cost of services as a percentage of revenues in the Engineering segment will decrease during the second half of fiscal 2013.  Additionally, the Engineering segment experienced a higher allocation of corporate SGA expense due to increased revenues.

Specialty Health Care

Specialty Health Care revenues of $6.9 million in the thirteen week period ended March 30, 2013 decreased $0.9 million, or 11.5%, as compared to the comparable prior year period. The decrease in revenues was primarily due to a decrease of approximately $0.7 million from the Specialty Health Care’s largest client.  The Specialty Health Care’s operating income for the thirteen week period ended March 30, 2013 was $0.3 million as compared to $0.5 million for the comparable prior year period.  The decrease in operating income was due primarily to the reduction in revenues and an increase in cost of services as a percentage of revenues, partially offset by lower allocations of corporate SGA expense.   Cost of services as a percentage of revenues increased to 69.7% from 68.5% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in the Specialty Health Care’s core markets and the segment’s geographic expansion efforts which have garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	March 30, 2013	March 31, 2012
Cash provided by (used in):
Operating activities	$73	$3,253
Investing activities	($313)	($147)
Financing activities	$67	($25)

Operating Activities
Operating activities provided $0.1 million of cash for the thirteen week period ended March 30, 2013 as compared to $3.3 million in the comparable prior year period.  The major components of the cash provided by operating activities in the thirteen week period ended March 30, 2013 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirteen week period ended March 30, 2013 was $1.0 million as compared to $1.1 million for the comparable prior year period.  An increase in accounts receivables in the thirteen week period ended March 30, 2013 used $5.9 million as compared to using $0.7 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the thirteen week period ended March 30, 2013 to an increase in revenues as compared to levels in the second half of fiscal 2012.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of excess transit accounts payable over transit accounts receivable increased from $2.0 million as of December 31, 2012 to $3.7 million as of March 31, 2013 thereby providing $1.7 million in cash for the thirteen week period ended March 31, 2013.  The net of excess transit accounts payable over transit accounts receivable increased from zero as of December 31, 2011 to $0.9 million as of March 31, 2012 thereby providing $0.9 million in cash for the thirteen week period ended March 31, 2012.

An increase in accounts payable and accrued expenses provided $1.3 million as compared to using $0.3 million for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase in accrued payroll and related costs in the thirteen week period ended March 30, 2013 provided $0.9 million as compared to providing $1.4 million in the comparable prior year period.  The increase in accrued payroll and related costs during the thirteen week period ended March 30, 2013 primarily relates to the timing of the Company’s bi-weekly payroll in normal course of business.

Investing Activities
Investing activities used cash of $0.3 million for the thirteen week period ended March 30, 2013 as compared to using $0.1 million in the comparable prior year period.  The primary reason for the increase was due to an increase property and equipment acquired of $0.2 million for the thirteen week period ended March 31, 2013.  The Company anticipates enhancing its financial reporting and accounting system platform sometime in 2013 and, as a result, it may see a significant rise in expenditures for property and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities
Financing activities provided $0.1 million of cash for the thirteen week period ended March 30, 2013 as compared to using a minimal amount of cash for the comparable prior year period. The primary use of cash was $0.1 million for the Company’s share repurchase program as compared to $0.3 million in the comparable prior year period.  Cash was provided by the exercise of stock options and issuance of stock under the Company’s employee stock purchase plan of $0.2 million for both periods presented.

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

There were no borrowings during the thirteen week periods ended March 30, 2013 and March 31, 2012.  At March 30, 2013 and December 31, 2011, there were letters of credit outstanding for $0.8 million.  At March 30, 2013, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

As of March 30, 2013, $3.5 million of the $13.9 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, approximately $2.5 million in Canadian dollars and the balance of approximately $1.0 million held in U.S. dollars.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2013 (after March 30, 2013)	$2,286
2014	1,925
2015	1,499
2016	1,011
2017	863
Thereafter	1,155
Total	$8,739

Future Contingent Payments
As of March 30, 2013, the Company had two active acquisition agreements: 1) the Company acquired certain assets of Project Solutions Group, Inc. (“PSG”) in 2009; and 2) effective July 1, 2012 the Company acquired certain assets of BGA as more fully described in Footnote 6 in the Consolidated Financial Statements.  The Company estimates future contingent payments for both acquisitions as follows (in thousands):

Period Ending
December 28, 2013 (after March 30, 2013)	$228
January 3, 2015	253
January 2, 2016	269
December 31, 2016	307
Estimated Future Contingent Payments	$1,057

Actual future contingent payments may materially differ from the estimates above.  In the case of future payments to PSG, the Company believes that it is highly unlikely that any future payments will be made and therefore did not include any contingent payment in the table above.  Future contingent payments to be made to BGA are capped at a maximum of $3.0 million cumulatively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of March 30, 2013, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 29, 2012, as updated in the Company’s Quarterly Report for the fiscal quarter ended March 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchases of common stock during the first quarter of 2013 under the share repurchase program authorized by our Board of Directors in February 2010 and extended in February 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 30 - January 31	15,450	$5.35	15,450	$0
February 1 - February 28	-	-	-	$0
March 1 - March 30	-	-	-	$0

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1
Certificate of Designation, Preferences and Rights of Series A-2 Junior Participating Preferred Stock, dated January 30, 2013; incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2013, filed with the Securities and Exchange Commission on January 31, 2013.

3.2
Amendment to the Company’s Bylaws; incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated March 12, 2013, filed with the Securities and Exchange Commission on March 12, 2013.

4.1
Rights Agreement, dated as of January 30, 2013, between RCM Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent; incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2013, filed with the Securities and Exchange Commission on January 31, 2013.

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

RCM Technologies, Inc.
Date: May 10, 2013	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 10, 2013	By: /s/ Kevin Miller
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

Date: May 10, 2013	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: May 10, 2013	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended March 30, 2013 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
Chairman, President and Chief Executive Officer

Date:  May 10, 2013

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended March 30, 2013 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  May 10, 2013