Form 10-Q
period 2013-06-29
RCM TECHNOLOGIES INC
filed 2013-08-08
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Common Stock, $0.05 par value, 12,364,673 shares outstanding as of August 7, 2013.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 29, 2013 and December 29, 2012
(In thousands, except share and per share amounts)

	June 29,	December 29,
	2013	2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$13,195	$14,123
Accounts receivable, net	49,089	43,706
Transit accounts receivable	5,899	10,010
Prepaid expenses and other current assets	1,612	1,965
Deferred income tax assets, domestic	497	541
Total current assets	70,292	70,345

Property and equipment, net	2,252	1,880

Other assets:
Deposits	210	244
Goodwill	9,545	9,545
Intangible assets, net	256	332
Deferred income tax assets, domestic	1,916	2,202
Total other assets	11,927	12,323

Total assets	$84,471	$84,548

Current liabilities:
Accounts payable and accrued expenses	$8,605	$6,334
Transit accounts payable	6,662	11,987
Accrued payroll and related costs	6,360	6,241
Income taxes payable	449	119
Deferred income tax liability, foreign	70	73
Contingent consideration	313	309
Total current liabilities	22,459	25,063

Contingent consideration	617	713

Total liabilities	23,076	25,776

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,802,570 shares issued and 12,329,264 shares outstanding at June 29, 2013 and 13,756,589 shares issued and 12,298,733 shares outstanding at December 29, 2012	690	688
Additional paid-in capital	109,962	109,390
Accumulated other comprehensive income	1,072	1,370
Accumulated deficit	(42,829)	(45,259)
Treasury stock common (1,473,306 shares at June 29, 2013 and 1,457,856 at December 29, 2012, at cost)	(7,500)	(7,417)
Stockholders’ equity	61,395	58,772

Total liabilities and stockholders’ equity	$84,471	$84,548

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Twenty-Six Week Periods Ended June 29, 2013 and June 30, 2012
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Revenues	$42,379	$35,753	$83,609	$73,959
Cost of services	31,117	26,097	61,726	54,018
Gross profit	11,262	9,656	21,883	19,941

Operating costs and expenses
Selling, general and administrative	9,007	8,382	17,762	16,613
Facilities consolidation charge	260	-	343	-
Depreciation and amortization	281	259	550	537
	9,548	8,641	18,655	17,150

Operating income	1,714	1,015	3,228	2,791

Other (expense) income
Interest expense and other, net	(16)	(10)	(22)	(21)
Reduction in contingent consideration	-	-	92	43
Gain on foreign currency transactions	3	6	8	7
	(13)	(4)	78	29

Income before income taxes	1,701	1,011	3,306	2,820
Income tax expense	231	506	876	1,256

Net income	$1,470	$505	$2,430	$1,564

Basic and diluted net earnings per share	$0.12	$0.04	$0.20	$0.12

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Week Periods Ended June 29, 2013 and June 30, 2012 (Unaudited) (In thousands)

	June 29,	June 30,
	2013	2012

Net income	$2,430	$1,564
Foreign currency translation adjustment	(298)	(65)
Comprehensive income	$2,132	$1,499

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Twenty-Six Week Period Ended June 29, 2013 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 29, 2012	13,756,589	$688	$109,390	$1,370	($45,259)	1,457,856	($7,417)	$58,772

Issuance of stock under employee stock purchase plan	26,481	1	119	-	-	-	-	120
Translation adjustment	-	-	-	(298)	-	-	-	(298)
Issuance of stock upon exercise of stock options	19,500	1	84	-	-	-	-	85
Share-based compensation expense	-	-	369	-	-	-	-	369
Common stock repurchase	-	-	-	-	-	15,450	(83)	(83)
Net income	-	-	-	-	$2,430	-	-	2,430

Balance, June 29, 2013	13,802,570	$690	$109,962	$1,072	($42,829)	1,473,306	($7,500)	$61,395

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended June 29, 2013 and June 30, 2012 (Unaudited) (In thousands)

	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$2,430	$1,564

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	550	537
Changes in fair value of contingent consideration	(92)	(43)
Stock-based compensation expense	369	54
Provision for allowance for doubtful accounts	(204)	277
Deferred income tax expense	330	268
Changes in assets and liabilities:
Accounts receivable	(5,602)	(1,324)
Transit accounts receivable	4,141	(1,537)
Prepaid expenses and other current assets	318	(592)
Accounts payable and accrued expenses	2,388	(900)
Transit accounts payable	(5,325)	6,050
Accrued payroll and related costs	165	(185)
Income taxes payable	330	493
Total adjustments	(2,632)	3,098
Net cash (used in) provided by operating activities	(202)	4,662

Cash flows from investing activities:
Property and equipment acquired	(845)	(111)
Decrease (increase) in deposits	34	(74)
Net cash used in investing activities	(811)	(185)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	120	61
Exercise of stock options	85	239
Common stock repurchases	(83)	(4,070)
Net cash provided by (used in) financing activities	122	(3,770)
Effect of exchange rate changes on cash and cash equivalents	(37)	28
(Decrease) increase in cash and cash equivalents	(928)	735
Cash and cash equivalents at beginning of period	14,123	28,417

Cash and cash equivalents at end of period	$13,195	$29,152

Supplemental cash flow information:
Cash paid for:
Interest	$34	$26
Income taxes	$186	$1,031

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

Results for the thirteen and twenty-six week periods ended June 29, 2013 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 29, 2012 was a 52-week reporting year.  The second fiscal quarters of 2013 and 2012 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
June 29, 2013	Thirteen	Twenty-Six
June 30, 2012	Thirteen	Twenty-Six

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	June 29, 2013	December 29, 2012
Billed	$30,927	$26,600
Accrued and unbilled	5,426	4,761
Work-in-progress	13,864	13,552
Allowance for doubtful accounts and sales discounts	(1,128)	(1,207)

Accounts receivable, net	$49,089	$43,706

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

Property and equipment are comprised of the following:

	June 29, 2013	December 29, 2012
Equipment and furniture	$2,360	$2,366
Computers and systems	5,418	5,204
Leasehold improvements	443	949
	8,221	8,519

Less: accumulated depreciation and amortization	5,969	6,639

Property and equipment, net	$2,252	$1,880

The Company periodically writes off fully depreciated assets.  The Company wrote off fully depreciated assets of $1,143 and $1,211 for the twenty-six week periods ended June 29, 2013 and June 30, 2012, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.

Future Contingent Payments
As of June 29, 2013, the Company had one active acquisition agreement whereby additional contingent consideration may be earned.  Effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”) as more fully described below. The Company estimates future contingent payments at June 29, 2013 as follows:

Period Ending
December 28, 2013	$313
January 3, 2015	253
January 2, 2016	269
December 31, 2016	307
Estimated future contingent consideration payments	$1,142

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA are capped at a maximum of $3.0 million cumulatively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net preset value of those expected payments as of June 29, 2013.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

During the twenty-six week period ended June 29, 2013, the Company reduced its liability for contingent consideration by $92, which eliminates any remaining accrual for contingent consideration related to the 2009 acquisition of certain assets of Project Solutions Group, Inc.  The reduction is reflected in other income.  The Company paid no consideration during the twenty-six week period ended June 29, 2013 or the comparable prior year period.

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

Pro Forma Results of Operations
The following (unaudited) results of operations have been prepared assuming the BGA acquisition had occurred as of the beginning of the twenty-six week period ended June 30, 2012. Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisition occurred as of the beginning of the periods presented.

	Proforma Results for the Thirteen Week Period Ended	Proforma Results for the Twenty-Six Week Period Ended
	June 30, 2012	June 30, 2012
Revenues	$37,248	$76,562
Operating income	$1,088	$2,939
Basic and diluted earnings per share	$0.04	$0.13

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

The carrying amount of goodwill at both June 29, 2013 and December 29, 2012 for the Company’s Information Technology, Engineering and Specialty Health Care segments was $5,516, $2,326 and $1,703, respectively.

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

The following table reflects the components of net intangible assets, excluding goodwill:

	Information Technology	Engineering	Total
Balance as of December 29, 2012	$106	$226	$332

Amortization of intangibles during the twenty-six week period ended June 29, 2013	53	23	76

Balance as of June 29, 2013	$53	$203	$256

The Company periodically writes off fully amortized intangible assets.  The Company did not write off any fully amortized intangibles for the twenty-six week period ended June 29, 2013 and wrote off fully amortized intangibles of $171 for the twenty-six week period ended June 30, 2012.

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

There were no borrowings during the twenty-six week periods ended June 29, 2013 and June 30, 2012.  At both June 29, 2013 and June 30, 2012, there were letters of credit outstanding for $0.8 million.  At June 29, 2013, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirteen and twenty-six week periods ended June 29, 2013 and June 30, 2012 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Basic weighted average shares outstanding	12,324,868	12,457,871	12,317,967	12,605,098
Dilutive effect of outstanding stock options	99,569	211,797	85,742	211,788
Weighted average dilutive shares outstanding	12,424,437	12,669,668	12,403,709	12,816,886

There were 97,500 and 62,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the twenty-six week periods ended June 29, 2013 and June 30, 2012, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	June 29, 2013	December 29, 2012

Exercise of options outstanding	284,900	307,400
Restricted stock awards outstanding	350,000	350,000
Future grants of options or shares	34,100	34,100
Shares reserved for employee stock purchase plan	221,271	247,752

Total	890,271	939,252

11.	Share-Based Compensation

At June 29, 2013, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $369 and $54 was recognized for the twenty-six week periods ended June 29, 2013 and June 30, 2012, respectively.

As of June 29, 2013, the Company had approximately $1.5 million of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options were generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of June 29, 2013, options to purchase 132,000 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of June 29, 2013, options to purchase 76,500 shares of common stock granted under the 2000 Plan were outstanding.

The 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of June 29, 2013, under the 2007 Plan, 34,100 shares of common stock were available for future grants and options to purchase 76,400 shares of common stock, as well as 350,000 restricted stock units, were outstanding.

Stock Options

There were 5,000 options granted during the twenty-six week period ended June 29, 2013 and 20,000 options granted during the twenty-six week period ended June 30, 2012.  Activity regarding outstanding options for the twenty-six week period ended June 29, 2013 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 29, 2012	307,400	$5.34
Options granted	5,000	$5.78
Options exercised	(19,500)	$4.39
Options forfeited/cancelled	(8,000)	$5.16

Options outstanding as of June 29, 2013	284,900	$5.41

Options outstanding price range at June 29, 2013	$2.50 - $9.81

Options exercisable as of June 29, 2013	229,900	$5.38

Intrinsic value of outstanding stock options as of June 29, 2013	$167

Intrinsic value of stock options exercised for the twenty-six week period ended June 29, 2013	$24

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

As of June 29, 2013, the Company had approximately $0.1 million of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

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

To date, the Company has only issued restricted stock units under the 2007 Plan.  The following summarizes the restricted stock units activity under the 2007 Plan during 2013:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2012	350	$5.62
Granted	8	$5.45
Vested	-	N/A
Forfeited or expired	(8)	$5.62
Outstanding non-vested at June 29, 2013	350	$5.62

Based on the closing price of the Company’s common stock of $5.43 per share on June 28, 2013, the intrinsic value of the non-vested restricted stock units at June 29, 2013 was $1.9 million.  As of June 29, 2013, there was approximately $1.4 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 28.5 months.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of January 2, 2013) was 26,481.  As of June 29, 2013, there were 221,271 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the twenty-six week period ended June 29, 2013, the Company repurchased 15,450 shares for an average price of $5.35 per share.  Since the inception of its share repurchase program and through June 29, 2013, the Company has purchased 1,473,306 shares at a total cost of approximately $7.5 million, or an average price of $5.09.

13.	New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the twenty-six week period ended June 29, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, that are of material significance, or have potential material significance, to the Company.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended June 29, 2013	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$14,228	$20,953	$7,198	$ -	$42,379

Cost of services	10,072	16,107	4,938	-	31,117

Selling, general and administrative (Includes facilities consolidation change)	3,725	3,681	1,861	-	9,267

Depreciation and amortization	85	167	29	-	281

Operating income	$346	$998	$370	$ -	$1,714

Total assets	$14,727	$39,958	$12,291	$17,495	$84,471
Capital expenditures	$37	$360	$ -	$135	$532

Thirteen Week Period Ended June 30, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$13,392	$14,761	$7,600	$ -	$35,753

Cost of services	9,417	11,497	5,183	-	26,097

Selling, general and administrative	3,692	2,792	1,898	-	8,382

Depreciation and amortization	93	132	34	-	259

Operating income	$190	$340	$485	$ -	$1,015

Total assets	$15,945	$27,652	$10,456	$35,322	$89,375
Capital expenditures	$2	$36	$ -	$ -	$38

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Twenty-Six Week Period Ended June 29, 2013	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$28,222	$41,263	$14,124	$ -	$83,609

Cost of services	20,055	31,906	9,765	-	61,726

Selling, general and administrative (Includes facilities consolidation change)	7,297	7,132	3,676	-	18,105

Depreciation and amortization	170	322	58	-	550

Operating income	$700	$1,903	$625	$ -	$3,228

Total assets	$14,727	$39,958	$12,291	$17,495	$84,471
Capital expenditures	$56	$633	$4	$152	$845

Twenty-Six Week Period Ended June 30, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$27,147	$31,387	$15,425	$ -	$73,959

Cost of services	19,205	24,272	10,541	-	54,018

Selling, general and administrative	7,240	5,579	3,794	-	16,613

Depreciation and amortization	193	276	68	-	537

Operating income	$509	$1,260	$1,022	$ -	$2,791

Total assets	$15,945	$27,652	$10,456	$35,322	$89,375
Capital expenditures	$48	$63	$ -	$ -	$111

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirteen and twenty-six week periods ended June 29, 2013 and June 30, 2012 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues
U. S.	$32,984	$30,560	$65,567	$62,753
Canada	8,063	3,996	15,449	9,196
Puerto Rico	1,332	1,197	2,593	2,010
	$42,379	$35,753	$83,609	$73,959

Total assets by geographic area as of the reported periods are as follows:

	June 29, 2013	December 29, 2012
Total assets
U. S.	$65,047	$68,364
Canada	18,132	14,612
Puerto Rico	1,292	1,572
	$84,471	$84,548

15.	Income Taxes

The Company reduced an unrecognized tax benefit of $0.5 million during the twenty-six weeks ended June 29, 2013.   Before considering this discreet adjustment, the projected fiscal 2013 effective income tax rate as of June 29, 2013 was approximately 41.3% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 40.8% for the twenty-six week period ended June 29, 2013.  The Company estimated income tax rates of approximately 42.9% and 25.7% in the United States and Canada, respectively, which yielded a consolidated effective income tax rate of approximately 44.6% for the twenty-six week period ended June 30, 2012.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.1 million and $0.2 million as of June 29, 2013 and December 29, 2012, respectively.  Asserted claims in these matters seek approximately $10.4 million in damages as of June 29, 2013.

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

On May 28, 2013, our Board approved the amendment and restatement of the Rights Plan for the primary purpose of incorporating a stockholder redemption feature (qualifying offer clause) providing that if the Company receives a Qualifying Offer (as defined in the Rights Plan, as amended and restated) and our Board has not redeemed the outstanding Rights or exempted such offer from the terms of the Rights Plan, as amended and restated, or called a special meeting of stockholders for the purpose of voting on whether or not to exempt such Qualifying Offer from the terms of the Rights Plan, as amended and restated, in each case by the end of the ninety (90) business days following the commencement of such Qualifying Offer, the holders of 10 percent of the common stock may call a special meeting of stockholders to vote on a resolution authorizing the redemption of all, but not less than all, of the then outstanding Rights at the Redemption Price (as defined in the Rights Plan, as amended and restated).

The Rights Plan is not intended to interfere with any merger, tender or exchange offer or other business combination approved by our Board. Nor does the Rights Plan prevent our Board from considering any offer that it considers to be in the best interest of its stockholders.

18.  Facilities consolidation charge

In early fiscal 2013 the Company’s Canadian operations elected to consolidate its Mississauga location into its expanded Pickering location.  In addition to customary moving expenses the Company incurred severance costs as several employees elected to receive statutory mandated severance payments as opposed to relocating their place of work.  The Company incurred $0.3 million in costs related to the office consolidation for the twenty-six weeks ended June 29, 2013 which primarily consisted of severance and other related costs.

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

The Company experienced an increase in revenues during the twenty-six week period ended June 29, 2013 as compared to the comparable prior year period. The revenue increase was primarily attributable to growth in the Company’s Engineering segment offset by decreases in the Company’s Specialty Health Care segment, as further discussed in the Segment Discussion below.  The Company is cautiously optimistic that overall results for the remaining two quarters of fiscal 2013 will exceed the comparative two quarters of fiscal 2012.

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

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company may: a) engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  Similarly, the Company’s Information Technology segment acts as an agent for a major staffing client.  The Company manages the staffing requirements for a division of the client and numerous staffing agencies provide staff and the Company collects a service fee.  During the twenty-six week period ended June 29, 2013, total gross billings, including both transit cost billings and the Company’s earned fees, was $37.7 million, for which the Company recognized $12.1 million of its net fee as revenue.  During the twenty-six week period ended June 30, 2012, total gross billings, including both transit cost billings and the Company’s earned fees, was $32.2 million, for which the Company recognized $4.3 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $5.9 million and related transit accounts payable was $6.7 million, a net liability of $0.8 million, as of June 29, 2013.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of June 29, 2013, the Company had domestic short term deferred tax assets of $0.5 million, total domestic long term net deferred income tax assets of $1.9 million and foreign short-term deferred tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

During the twenty-six week period ended June 29, 2013, the Company reduced an unrecognized tax benefit of $0.5 million due to the expiration of the statute of limitations on such item.  There were no changes to unrecognized tax benefits during the comparable prior year period.

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

Thirteen Week Period Ended June 29, 2013 Compared to Thirteen Week Period Ended June 30, 2012

A summary of operating results for the thirteen week periods ended June 29, 2013 and June 30, 2012 is as follows (in thousands):

	June 29, 2013		June 30, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$42,379	100.0	$35,753	100.0
Cost of services	31,117	73.5	26,097	73.0
Gross profit	11,262	26.5	9,656	27.0

Selling, general and administrative	9,007	21.3	8,382	23.5
Facilities consolidation charge	260	0.6	-	0.0
Depreciation and amortization	281	0.6	259	0.7
	9,548	22.5	8,641	24.2

Operating income	1,714	4.0	1,015	2.8
Other expense, net	(13)	0.0	(4)	0.0

Income before income taxes	1,701	4.0	1,011	2.8
Income tax expense	231	0.5	506	1.4

Net income	$1,470	3.5	$505	1.4

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended June 29, 2013 and June 30, 2012 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 29, 2013 Compared to Thirteen Week Period Ended June 30, 2012 (Continued)

Revenues.  Revenues increased 18.5%, or $6.6 million, for the thirteen week period ended June 29, 2013 as compared to the thirteen week period ended June 30, 2012 (the “comparable prior year period”).  Revenues increased $0.8 million in the Information Technology segment, increased $6.2 million in the Engineering segment, and decreased $0.4 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 19.2%, or $5.0 million, for the thirteen week period ended June 29, 2013 as compared to the comparable prior year period.  The increase in cost of services was primarily due to an increase in revenues.  Cost of services as a percentage of revenues increased to 73.4% for the thirteen week period ended June 29, 2013 from 73.0% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work in the Facilities Design group and an increase in the cost of services as a percentage of revenues in the Company’s Specialty Health Care segment.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 7.5%, or $0.6 million, for the thirteen week period ended June 29, 2013 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to the operations acquired in the BGA acquisition which added approximately $0.4 million in SGA expense.  As a percentage of revenues, SGA expenses were 21.3% for the thirteen week period ended June 29, 2013 as compared to 23.5% for the comparable prior year period.  SGA expense as a percentage of revenues decreased due to the increase in revenues.

Facilities Consolidation Charge.  In early fiscal 2013 the Company’s Canadian operations elected to consolidate its Mississauga location into its expanded Pickering location.  In addition to customary moving expenses the Company incurred severance costs as several employees elected to receive statutory mandated severance payments as opposed to relocating their place of work.  The Company incurred $0.3 million in costs related to the office consolidation for the thirteen weeks ended June 29, 2013 which primarily consisted of severance and other related costs.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.

Income Tax Expense.  The Company recognized $0.2 million of income tax expense for the thirteen week period ended June 29, 2013 as compared to $0.5 million for the comparable prior year period.  Income tax expense for the thirteen week period ended June 29, 2013 reflects a reduction by $0.5 million resulting from a reduction in a previously unrecognized tax benefit (“discrete adjustment”). The consolidated effective income tax rate for the current period prior to the impact of the discrete adjustment was 41.4% as compared to 50.0% for the comparable prior year period. The projected fiscal 2013 effective income tax rate as of June 29, 2013 was approximately 41.3% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the thirteen week period ended June 29, 2013 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 29, 2013 Compared to Thirteen Week Period Ended June 30, 2012 (Continued)

Segment Discussion

Information Technology

Information Technology revenues of $14.2 million in the thirteen week period ended June 29, 2013 increased $0.8 million, or 6.2%, as compared to the comparable prior year period.  The Company believes the increase in revenue was primarily attributable to the impact of changes made to the management and sales teams in late 2011 and early 2012 and improved market conditions.  The Information Technology segment operating income was $0.3 million for the thirteen week period ended June 29, 2013 as compared to $0.2 million in the comparable prior year period.  The increase in operating income was primarily due to an increase in revenues.

Engineering

Engineering revenues of $21.0 million in the thirteen week period ended June 29, 2013 increased $6.2 million, or 41.9%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $4.0 million in the Company’s Canadian Engineering group and the BGA acquisition which contributed revenues of $1.7 million.  The Engineering segment operating income was $1.0 million for the thirteen week period ended June 29, 2013 as compared to $0.3 for the comparable prior year period.  Operating income increased primarily due to the substantial increase in revenues and was offset by an increase in SGA expense of $0.9 million.  SGA expenses increased primarily due to the BGA acquisition, which contributed $0.4 million, as well as increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.  The Company’s decision to consolidate its two Canadian offices also had a significant impact on SGA expense during the thirteen week period ended June 29, 2013. Additionally, the Engineering segment experienced a higher allocation of corporate SGA expense due to increased revenues.

Specialty Health Care

Specialty Health Care revenues of $7.2 million in the thirteen week period ended June 29, 2013 decreased $0.4 million, or 5.3%, as compared to the comparable prior year period. The decrease in revenues was primarily due to a decrease of approximately $0.4 million from the Specialty Health Care’s largest client.  The Specialty Health Care’s operating income for the thirteen week period ended June 29, 2013 was $0.4 million as compared to $0.5 million for the comparable prior year period.  The decrease in operating income was due primarily to the reduction in revenues and an increase in cost of services as a percentage of revenues, partially offset by lower allocations of corporate SGA expense.   Cost of services as a percentage of revenues increased to 68.6% from 68.2% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in the Specialty Health Care’s core markets and the segment’s geographic expansion efforts which have garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 29, 2013 Compared to Twenty-Six Week Period Ended June 30, 2012

A summary of operating results for the twenty-six week periods ended June 29, 2013 and June 30, 2012 is as follows (in thousands):

	June 29, 2013		June 30, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$83,609	100.0	$73,959	100.0
Cost of services	61,726	73.8	54,018	73.0
Gross profit	21,883	26.2	19,941	27.0

Selling, general and administrative	17,762	21.2	16,613	22.5
Facilities consolidation charge	343	0.4	-	0.0
Depreciation and amortization	550	0.7	537	0.7
	18,655	22.3	17,150	23.2

Operating income	3,228	3.9	2,791	3.8
Other income, net	78	0.1	29	0.0

Income before income taxes	3,306	4.0	2,820	3.8
Income tax expense	876	1.1	1,256	1.7

Net income	$2,430	2.9	$1,564	2.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The reporting periods ended June 29, 2013 and June 30, 2012 consisted of twenty-six weeks each.

Revenues.  Revenues increased 13.0%, or $9.7 million, for the twenty-six week period ended June 29, 2013 as compared to the twenty-six week period ended June 30, 2012 (the “comparable prior year period”).  Revenues increased $1.1 million in the Information Technology segment, increased $9.9 million in the Engineering segment, and decreased $1.3 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 14.3%, or $7.7 million, for the twenty-six week period ended June 29, 2013 as compared to the comparable prior year period.  The increase in cost of services was primarily due to an increase in revenues.  Cost of services as a percentage of revenues increased to 73.8% for the twenty-six week period ended June 29, 2013 from 73.0% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work and higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division and Facilities Design group and an increase in the cost of services as a percentage of revenues in the Company’s Specialty Health Care segment.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 6.9%, or $1.1 million, for the twenty-six week period ended June 29, 2013 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to the operations acquired in the BGA acquisition which added approximately $0.8 million in SGA expense and increased investments in its Engineering segment.  As a percentage of revenues, SGA expenses were 21.2% for the twenty-six week period ended June 29, 2013 as compared to 22.5% for the comparable prior year period.  SGA expense as a percentage of revenues decreased due to the increase in revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 29, 2013 Compared to Twenty-Six Week Period Ended June 30, 2012 (Continued)

Facilities consolidation charge.  In early fiscal 2013 the Company’s Canadian operations elected to consolidate its Mississauga location into its expanded Pickering location.  In addition to customary moving expenses the Company incurred severance costs as several employees elected to receive statutory mandated severance payments as opposed to relocating their place of work.  The Company incurred $0.3 million in costs related to the office consolidation for the thirteen weeks ended June 29, 2013 which primarily consisted of severance and other related costs.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.

Income Tax Expense.  The Company recognized $0.9 million of income tax expense for the twenty-six week period ended June 29, 2013 as compared to $1.3 million for the comparable prior year period.  Income tax expense for the twenty-six week period ended June 29, 2013 reflects a reduction by $0.5 million resulting from a reduction in a previously unrecognized tax benefit (“discrete adjustment”). The consolidated effective income tax rate for the current period prior to the impact of the discrete adjustment was 40.8% as compared to 44.6% for the comparable prior year period. The projected fiscal 2013 effective income tax rate as of June 29, 2013 was approximately 41.3% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the twenty-six week period ended June 29, 2013 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

Segment Discussion

Information Technology

Information Technology revenues of $28.2 million in the twenty-six week period ended June 29, 2013 increased $1.1 million, or 4.0%, as compared to the comparable prior year period.  The Company believes the increase in revenue was primarily attributable to the impact of changes made to the management and sales teams in late 2011 and early 2012 and improved market conditions.  The Information Technology segment operating income was $0.7 million for the twenty-six week period ended June 29, 2013 as compared to $0.5 million in the comparable prior year period.  The increase in operating income was primarily due to an increase in revenues.

Engineering

Engineering revenues of $41.3 million in the twenty-six week period ended June 29, 2013 increased $9.9 million, or 31.5%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $6.1 million in the Company’s Canadian Engineering group and the BGA acquisition which contributed revenues of $3.5 million.  The Engineering segment operating income was $1.9 million for the thirteen week period ended June 29, 2013 as compared to $1.3 for the comparable prior year period.  Operating income increased primarily due to the substantial increase in revenues and was offset by an increase in SGA expense of $1.6 million.  SGA expenses increased primarily due to the BGA acquisition, which contributed $0.8 million, as well as increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.  The Company’s decision to consolidate its two Canadian offices also had a significant impact on SGA expense during the twenty-six week period ended June 29, 2013. Additionally, the Engineering segment experienced a higher allocation of corporate SGA expense due to increased revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 29, 2013 Compared to Twenty-Six Week Period Ended June 30, 2012 (Continued)

Segment Discussion (Continued)

Specialty Health Care

Specialty Health Care revenues of $14.1 million in the twenty-six week period ended June 29, 2013 decreased $1.3 million, or 8.4%, as compared to the comparable prior year period. The decrease in revenues was primarily due to a decrease of approximately $1.3 million from the Specialty Health Care’s largest client.  The Specialty Health Care’s operating income for the twenty-six week period ended June 29, 2013 was $0.6 million as compared to $1.0 million for the comparable prior year period.  The decrease in operating income was due primarily to the reduction in revenues and an increase in cost of services as a percentage of revenues, partially offset by lower allocations of corporate SGA expense.   Cost of services as a percentage of revenues increased to 69.1% from 68.3% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in the Specialty Health Care’s core markets and the segment’s geographic expansion efforts which have garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	June 29, 2013	June 30, 2012
Cash provided by (used in):
Operating activities	($202)	$4,662
Investing activities	($811)	($185)
Financing activities	$122	($3,770)

Operating Activities
Operating activities used $0.2 million of cash for the twenty-six week period ended June 29, 2013 as compared to providing $4.7 million in the comparable prior year period.  The major components of the cash used in operating activities in the twenty-six week period ended June 29, 2013 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the twenty-six week period ended June 29, 2013 was $2.4 million as compared to $1.6 million for the comparable prior year period.  An increase in accounts receivables in the twenty-six week period ended June 29, 2013 used $5.6 million as compared to using $1.3 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the twenty-six week period ended June 29, 2013 to an increase in revenues as compared to levels in the second half of fiscal 2012.  Additionally, the Company has experienced increases to its ending accrued and unbilled and work-in-progress accounts receivable balances.  The Company’s accrued and unbilled accounts receivable balance has increased primarily due to system and processing issues with the Specialty Health Care segment’s largest client.  The Company’s work-in-progress accounts receivable balance has increased primarily due to the timing of allowable invoicing on certain of the Company’s Engineering segment contracts.  The Company expects both of its accrued and unbilled and work-in-progress accounts receivable balances to improve in the second half of fiscal 2013 as compared to the first half of fiscal 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)
The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of excess transit accounts payable over transit accounts receivable decreased from $2.0 million as of December 31, 2012 to $0.8 million as of June 29, 2013, thereby using $1.2 million in cash for the twenty-six week period ended June 29, 2013.  The net of excess transit accounts payable over transit accounts receivable increased from zero as of December 29, 2011 to $4.5 million as of June 30, 2012, thereby providing $4.5 million in cash for the twenty-six week period ended June 30, 2012.

An increase in accounts payable and accrued expenses provided $2.4 million as compared to using $0.9 million for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase in accrued payroll and related costs in the twenty-six week period ended June 29, 2013 provided $0.2 million as compared to using $0.2 million in the comparable prior year period.  The increase in accrued payroll and related costs during the twenty-six week period ended June 29, 2013 primarily related to the timing of the Company’s bi-weekly payroll in normal course of business.

Investing Activities
Investing activities used cash of $0.8 million for the twenty-six week period ended June 29, 2013 as compared to using $0.2 million in the comparable prior year period.  The primary reason for the increase was an increase to property and equipment acquired of $0.7 million for the twenty-six week period ended June 29, 2013 as compared to the comparable prior year period.  The primary reasons for the increase in property and equipment acquired are due to investments in the Company’s growing Engineering segment of $0.6 million and a corporate ADP payroll system implementation which cost $0.2 million.   The Company’s Engineering segment invested $0.3 million in software and licenses, $0.2 million in computer equipment and $0.1 million in leasehold improvements for expanded facilities.   The Company anticipates enhancing its financial reporting and accounting system platform sometime in 2013 and, as a result, it may see a significant rise in expenditures for property and equipment.

Financing Activities
Financing activities provided $0.1 million of cash for the twenty-six week period ended June 29, 2013 as compared to using $3.8 million of cash in the comparable prior year period. The primary use of cash was $0.1 million for the Company’s share repurchase program as compared to $4.1 million in the comparable prior year period.  The Company generated cash of $0.2 million from the sale of stock through its employee stock purchase plan and stock option plans during the twenty-six week period ended June 29, 2013 as compared to $0.3 million in the comparable prior year period.

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

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  Since the Company did not borrow in order to fund the dividend paid on December 29, 2012, the Company did not require any waiver of any covenant under its Revolving Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)
There were no borrowings during the twenty-six week periods ended June 29, 2013 and June 30, 2012.  At June 29, 2013 and December 31, 2012, there were letters of credit outstanding for $0.8 million.  At June 29, 2013, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

As of June 29, 2013, $2.1 million of the $13.2 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, approximately $2.0 million in Canadian dollars and the balance of approximately $0.1 million held in U.S. dollars.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2013 (after June 29, 2013)	$1,728
2014	2,475
2015	2,096
2016	1,293
2017	974
Thereafter	1,345
Total	$9,911

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments
As of June 29, 2013, the Company had one active acquisition agreement.  Effective July 1, 2012 the Company acquired certain assets of BGA as more fully described in Footnote 6 in the Consolidated Financial Statements.  The Company estimates future contingent payments as follows (in thousands):

Period Ending
December 28, 2013 (after June 29, 2013)	$313
January 3, 2015	253
January 2, 2016	269
December 31, 2016	307
Estimated Future Contingent Payments	$1,142

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA are capped at a maximum of $3.0 million cumulatively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of June 29, 2013, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 29, 2012, as updated in the Company’s Quarterly Report for the fiscal quarter ended June 29, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1
Amended and Restated Rights Agreement, dated as of May 28, 2013, between RCM Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent; incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 29, 2013, filed with the Securities and Exchange Commission on May 29, 2013.

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

RCM Technologies, Inc.
Date: August 7, 2013	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 7, 2013	By: /s/ Kevin Miller
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

Date: August 7, 2013	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: August 7, 2013	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended June 29, 2013 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
Chairman, President and Chief Executive Officer

Date:  August 7, 2013

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended June 29, 2013 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  August 7, 2013