Form 10-Q
period 2013-09-28
RCM TECHNOLOGIES INC
filed 2013-10-31
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Common Stock, $0.05 par value, 12,366,959 shares outstanding as of October 30, 2013.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 28, 2013 and December 29, 2012
(In thousands, except share and per share amounts)

	September 28,	December 29,
	2013	2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$14,049	$14,123
Accounts receivable, net	54,828	43,706
Transit accounts receivable	5,374	10,010
Prepaid expenses and other current assets	1,244	1,965
Deferred income tax assets, domestic	485	541
Total current assets	75,980	70,345

Property and equipment, net	2,219	1,880

Other assets:
Deposits	203	244
Goodwill	9,545	9,545
Intangible assets, net	236	332
Deferred income tax assets, domestic	1,773	2,202
Total other assets	11,757	12,323

Total assets	$89,956	$84,548

Current liabilities:
Accounts payable and accrued expenses	$11,374	$6,334
Transit accounts payable	5,808	11,987
Accrued payroll and related costs	7,951	6,241
Income taxes payable	1,006	119
Deferred income tax liability, foreign	102	73
Contingent consideration	313	309
Total current liabilities	26,554	25,063

Contingent consideration	617	713

Total liabilities	27,171	25,776

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,839,265 shares issued and 12,365,959 shares outstanding at September 28, 2013 and 13,756,589 shares issued and 12,298,733 shares outstanding at December 29, 2012	692	688
Additional paid-in capital	110,258	109,390
Accumulated other comprehensive income	1,022	1,370
Accumulated deficit	(41,687)	(45,259)
Treasury stock common (1,473,306 shares at September 28, 2013 and 1,457,856 at December 29, 2012, at cost)	(7,500)	(7,417)
Stockholders’ equity	62,785	58,772

Total liabilities and stockholders’ equity	$89,956	$84,548

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Thirty-Nine Week Periods Ended September 28, 2013 and September 29, 2012
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenues	$41,320	$34,839	$124,929	$108,798
Cost of services	30,636	25,164	92,362	79,182
Gross profit	10,684	9,675	32,567	29,616

Operating costs and expenses
Selling, general and administrative	8,599	8,153	26,361	24,766
Facilities consolidation charge	-	-	343	-
Depreciation and amortization	279	415	829	953
	8,878	8,568	27,533	25,719

Operating income	1,806	1,107	5,034	3,897

Other (expense) income
Interest expense and other, net	(14)	(11)	(36)	(32)
Reduction in contingent consideration	-	-	92	43
Gain on foreign currency transactions	10	(1)	18	7
	(4)	(12)	74	18

Income before income taxes	1,802	1,095	5,108	3,915
Income tax expense	660	461	1,536	1,718

Net income	$1,142	$634	$3,572	$2,197

Basic net earnings per share	$0.09	$0.05	$0.29	$0.18

Diluted net earnings per share	$0.09	$0.05	$0.29	$0.17

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended September 28, 2013 and September 29, 2012 (Unaudited) (In thousands)

	September 28,	September 29,
	2013	2012

Net income	$3,572	$2,197
Foreign currency translation adjustment	(348)	110
Comprehensive income	$3,224	$2,307

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Thirty-Nine Week Period Ended September 28, 2013 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 29, 2012	13,756,589	$688	$109,390	$1,370	($45,259)	1,457,856	($7,417)	$58,772

Issuance of stock under employee stock purchase plan	58,176	3	256					259
Translation adjustment				(348)				(348)
Issuance of stock upon exercise of stock options	24,500	1	97					98
Share-based compensation expense			515					515
Common stock repurchase						15,450	(83)	(83)
Net income					3,572			3,572

Balance, September 28, 2013	13,839,265	$692	$110,258	$1,022	($41,687)	1,473,306	($7,500)	$62,785

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended September 28, 2013 and September 29, 2012 (Unaudited) (In thousands)

	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$3,572	$2,197

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	829	953
Changes in fair value of contingent consideration	(92)	(43)
Stock-based compensation expense	515	60
Provision for allowance for doubtful accounts	(519)	353
Deferred income tax expense	518	430
Changes in assets and liabilities:
Accounts receivable	(11,055)	891
Transit accounts receivable	4,641	(304)
Prepaid expenses and other current assets	682	170
Accounts payable and accrued expenses	5,178	(227)
Transit accounts payable	(6,180)	881
Accrued payroll and related costs	1,764	1,854
Income taxes payable	887	233
Total adjustments	(2,832)	5,251
Net cash provided by operating activities	740	7,448

Cash flows from investing activities:
Property and equipment acquired	(1,071)	(250)
Decrease (increase) in deposits	41	(109)
Cash paid for acquisition	-	(1,292)
Net cash used in investing activities	(1,030)	(1,651)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	259	128
Exercise of stock options	98	314
Common stock repurchases	(83)	(4,425)
Net cash provided by (used in) financing activities	274	(3,983)
Effect of exchange rate changes on cash and cash equivalents	(58)	(19)
(Decrease) increase in cash and cash equivalents	(74)	1,795
Cash and cash equivalents at beginning of period	14,123	28,417

Cash and cash equivalents at end of period	$14,049	$30,212

Supplemental cash flow information:
Cash paid for:
Interest	$46	$35
Income taxes	$250	$1,616

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

Results for the thirteen and thirty-nine week periods ended September 28, 2013 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 29, 2012 was a 52-week reporting year.  The third fiscal quarters of 2013 and 2012 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
September 28, 2013	Thirteen	Thirty-Nine
September 29, 2012	Thirteen	Thirty-Nine

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable

The Company’s accounts receivable are comprised as follows:

	September 28, 2013	December 29, 2012
Billed	$36,131	$26,600
Accrued and unbilled	5,839	4,761
Work-in-progress	13,836	13,552
Allowance for doubtful accounts and sales discounts	(978)	(1,207)

Accounts receivable, net	$54,828	$43,706

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

Property and equipment are comprised of the following:

	September 28, 2013	December 29, 2012
Equipment and furniture	$2,380	$2,366
Computers and systems	5,582	5,204
Leasehold improvements	480	949
	8,442	8,519

Less: accumulated depreciation and amortization	6,223	6,639

Property and equipment, net	$2,219	$1,880

The Company periodically writes off fully depreciated assets.  The Company wrote off fully depreciated assets of $1,149 and $1,466 for the thirty-nine week periods ended September 28, 2013 and September 29, 2012, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.

Future Contingent Payments
As of September 28, 2013, the Company had one active acquisition agreement whereby additional contingent consideration may be earned.  Effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”) as more fully described below. The Company estimates future contingent payments at September 28, 2013 as follows:

Period Ending
December 28, 2013	$313
January 3, 2015	253
January 2, 2016	269
December 31, 2016	307
Estimated future contingent consideration payments	$1,142

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA are capped at a maximum of $3.0 million cumulatively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of September 28, 2013.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

During the thirty-nine week period ended September 28, 2013, the Company reduced its liability for contingent consideration by $92, which eliminates any remaining accrual for contingent consideration related to the 2009 acquisition of certain assets of Project Solutions Group, Inc.  The reduction is reflected in other income.  There were no other changes to the fair value of the contingent consideration during the thirty-nine week period ended September 28, 2013.  The Company paid no consideration during the thirty-nine week period ended September 28, 2013 or the comparable prior year period.

BGA, LLC
Effective July 1, 2012, the Company purchased the operating assets of BGA. BGA provides comprehensive multidiscipline engineering solutions across numerous industry sectors including Power Generation (both Nuclear and Fossil), Energy Delivery, Energy Management, Architecture, Commercial Building and Manufacturing.  The Company believes that the BGA assembled workforce consists of highly trained and experienced engineers who will greatly assist RCM in executing future growth in revenues.  The business acquired in the BGA acquisition will operate as part of the Company’s Engineering segment.  The BGA purchase consideration consisted of the following:

Cash	$1,292
Lease in excess of market, at fair value	469
Contingent consideration, at fair value	930
Total consideration	$2,691

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

Fixed assets acquired were recorded at approximate market value.  The values of restricted covenants and customer relationships were recorded based on the valuation of a third party firm.  The primary item that generated goodwill was the acquisition of a highly skilled and trained assembled workforce of engineers that the Company anticipates may allow it to win contract awards from its current and future customer base that the Company would not otherwise win.

Pro Forma Results of Operations
The following (unaudited) results of operations have been prepared assuming the BGA acquisition had occurred as of the beginning of the thirty-nine week period ended September 29, 2012. Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisition occurred as of the beginning of the periods presented.

Proforma Results for the Thirty-Nine Week Period Ended
September 29, 2012
Revenues	$111,401
Operating income	4,032
Basic and diluted earnings per share	$0.18

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

The carrying amount of goodwill at both September 28, 2013 and December 29, 2012 for the Company’s Information Technology, Engineering and Specialty Health Care segments was $5,516, $2,326 and $1,703, respectively.

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

The following table reflects the components of net intangible assets, excluding goodwill:

	Information Technology	Engineering	Total
Balance as of December 29, 2012	$106	$226	$332

Amortization of intangibles during the thirty-nine week period ended September 28, 2013	60	36	96

Balance as of September 28, 2013	$46	$190	$236

The Company periodically writes off fully amortized intangible assets.  The Company did not write off any fully amortized intangibles for the thirty-nine week period ended September 28, 2013 and wrote off fully amortized intangibles of $171 for the thirty-nine week period ended September 29, 2012.

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

There were no borrowings during the thirty-nine week periods ended September 28, 2013 and September 29, 2012.  At both September 28, 2013 and December 29, 2012, there were letters of credit outstanding for $0.8 million.  At September 28, 2013, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirteen and thirty-nine week periods ended September 28, 2013 and September 29, 2012 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Basic weighted average shares outstanding	12,364,018	12,057,478	12,333,318	12,422,558
Dilutive effect of outstanding stock options	123,400	194,731	98,143	205,140
Weighted average dilutive shares outstanding	12,487,418	12,252,209	12,431,461	12,627,698

There were 97,500 and 62,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the thirty-nine week periods ended September 28, 2013 and September 29, 2012, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the period were higher than the average price of all shares for the same period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	September 28, 2013	December 29, 2012

Exercise of options outstanding	279,900	307,400
Restricted stock awards outstanding	327,500	350,000
Future grants of options or shares	56,600	34,100
Shares reserved for employee stock purchase plan	189,576	247,752

Total	853,576	939,252

11.	Share-Based Compensation

At September 28, 2013, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $515 and $60 was recognized for the thirty-nine week periods ended September 28, 2013 and September 29, 2012, respectively.

As of September 28, 2013, the Company had approximately $1.2 million of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options were generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of September 28, 2013, options to purchase 132,000 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of September 28, 2013, options to purchase 71,500 shares of common stock granted under the 2000 Plan were outstanding.

The 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of September 28, 2013, under the 2007 Plan, 56,600 shares of common stock were available for future grants and options to purchase 76,400 shares of common stock, as well as 327,500 restricted stock units, were outstanding.

Stock Options

There were 5,000 options granted during the thirty-nine week period ended September 28, 2013 and 20,000 options granted during the thirty-nine week period ended September 29, 2012.  Activity regarding outstanding options for the thirty-nine week period ended September 28, 2013 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 29, 2012	307,400	$5.34
Options granted	5,000	$5.78
Options exercised	(24,500)	$4.01
Options forfeited/cancelled	(8,000)	$5.16

Options outstanding as of September 28, 2013	279,900	$5.47

Options outstanding price range at September 28, 2013	$2.50 - $9.81

Options exercisable as of September 28, 2013	224,900	$5.44

Intrinsic value of outstanding stock options as of September 28, 2013	$290

Intrinsic value of stock options exercised for the thirty-nine week period ended September 28, 2013	$40

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

As of September 28, 2013, the Company had approximately $0.1 million of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

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

To date, the Company has only issued restricted stock units under the 2007 Plan.  The following summarizes the restricted stock units activity under the 2007 Plan during 2013:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2012	350	$5.62
Granted	8	$5.45
Vested	-	N/A
Forfeited or expired	(30)	$5.62
Outstanding non-vested at September 28, 2013	328	$5.62

Based on the closing price of the Company’s common stock of $6.04 per share on September 28, 2013, the intrinsic value of the non-vested restricted stock units at September 28, 2013 was approximately $2.0 million.  As of September 28, 2013, there was approximately $1.1 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 25.5 months.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of June 30, 2013) was 31,695.  As of September 28, 2013, there were 189,576 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the thirty-nine week period ended September 28, 2013, the Company repurchased 15,450 shares for an average price of $5.35 per share.  Since the inception of its share repurchase program and through September 28, 2013, the Company has purchased 1,473,306 shares at a total cost of approximately $7.5 million, or an average price of $5.09.  The last repurchase occurred in January 2013 whereby the entire authorized repurchase amount of $7.5 million was expended.

13.	New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirty-nine week period ended September 28, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, that are of material significance, or have potential material significance, to the Company.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended September 28, 2013	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$13,156	$22,000	$6,164	$ -	$41,320

Cost of services	9,649	16,660	4,327	-	30,636

Selling, general and administrative	3,292	3,410	1,897	-	8,599

Depreciation and amortization	66	187	26	-	279

Operating income (loss)	$149	$1,743	($86)	$ -	$1,806

Total assets	$14,106	$45,525	$12,507	$17,818	$89,956
Capital expenditures	-	$226	-	-	$226

Thirteen Week Period Ended September 29, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$12,373	$17,142	$5,324	$ -	$34,839

Cost of services	8,739	12,845	3,580	-	25,164

Selling, general and administrative	3,323	3,088	1,742	-	8,153

Depreciation and amortization	89	298	28	-	415

Operating income (loss)	$222	$911	($26)	$ -	$1,107

Total assets	$13,944	$30,148	$9,088	$35,562	$88,742
Capital expenditures	$9	$107	$ -	$23	$139

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirty-Nine Week Period Ended September 28, 2013	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$41,378	$63,263	$20,288	$ -	$124,929

Cost of services	29,706	48,562	14,094	-	92,362

Selling, general and administrative (Includes facilities consolidation charge)	10,404	10,840	5,460	-	26,704

Depreciation and amortization	236	509	84	-	829

Operating income	$1,032	$3,352	$650	$ -	$5,034

Total assets	$14,106	$45,525	$12,507	$17,818	$89,956
Capital expenditures	$57	$859	$4	$151	$1,071

Thirty-Nine Week Period Ended September 29, 2012	Information Technology	Engineering	Specialty Health Care	Corporate	Total

Revenue	$39,520	$48,529	$20,749	$ -	$108,798

Cost of services	27,945	37,112	14,125	-	79,182

Selling, general and administrative	10,564	8,659	5,543	-	24,766

Depreciation and amortization	282	575	96	-	953

Operating income	$729	$2,183	$985	$ -	$3,897

Total assets	$13,944	$30,148	$9,088	$35,562	$88,742
Capital expenditures	$57	$170	$ -	$23	$250

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirteen and thirty-nine week periods ended September 28, 2013 and September 29, 2012 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues
U. S.	$30,991	$28,118	$96,558	$90,871
Canada	8,980	5,308	24,429	14,504
Puerto Rico	1,349	1,413	3,942	3,423
	$41,320	$34,839	$124,929	$108,798

Total assets by geographic area as of the reported periods are as follows:

	September 28, 2013	December 29, 2012
Total assets
U. S.	$65,363	$68,364
Canada	23,238	14,612
Puerto Rico	1,355	1,572
	$89,956	$84,548

15.	Income Taxes

The Company reduced an unrecognized tax benefit of $0.5 million during the thirty-nine week period ended September 28, 2013.   Before considering this discreet adjustment, the projected fiscal 2013 effective income tax rate as of September 28, 2013 was approximately 41.3% and 28.2% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 39.3% for the thirty-nine week period ended September 28, 2013.  The Company estimated income tax rates of approximately 42.9% and 26.8% in the United States and Canada, respectively, which yielded a consolidated effective income tax rate of approximately 43.9% for the thirty-nine week period ended September 29, 2012.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.1 million and $0.2 million as of September 28, 2013 and December 29, 2012, respectively.  Asserted claims in these matters seek approximately $9.7 million in damages as of September 28, 2013.

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

18.  Facilities Consolidation Charge

In early fiscal 2013 the Company’s Canadian operations elected to consolidate its Mississauga location into its expanded Pickering location.  In addition to customary moving expenses the Company incurred severance costs as several employees elected to receive statutory mandated severance payments as opposed to relocating their place of work.  The Company incurred $0.3 million in costs related to the office consolidation for the thirty-nine weeks ended September 28, 2013 which primarily consisted of severance and other related costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (v) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (vi) the Company’s ability to obtain financing on satisfactory terms; (vii) the reliance of the Company upon the continued service of its executive officers; (viii) the Company’s ability to remain competitive in the markets that it serves; (ix) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (x) the risk of claims being made against the Company associated with providing temporary staffing services; (xi) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xii) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xiii) uncertainties in predictions as to the future need for the Company’s services; (ix) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xv) the costs of conducting and the outcome of litigation involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xvi) the results of, and costs relating to, interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders; and (xvii) other economic, competitive and governmental factors affecting the Company’s operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Overview

RCM participates in a market that is cyclical in nature and sensitive to economic changes.  As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

The Company experienced an increase in revenues during the thirty-nine week period ended September 28, 2013 as compared to the comparable prior year period. The revenue increase was primarily attributable to growth in the Company’s Engineering segment offset by decreases in the Company’s Specialty Health Care segment, as further discussed in the Segment Discussion below.  The Specialty Health Care segment did however experience 15.8% growth in revenues in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012.  The Company is optimistic that overall results for the remaining quarter of fiscal 2013 should remain favorable.

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

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company may: a) engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  Similarly, the Company’s Information Technology segment acts as an agent for a major staffing client.  The Company manages the staffing requirements for a division of the client and numerous staffing agencies provide staff and the Company collects a service fee.  During the thirty-nine week period ended September 28, 2013, total gross billings, including both transit cost billings and the Company’s earned fees, was $57.7 million, for which the Company recognized $20.4 million of its net fee as revenue.  During the thirty-nine week period ended September 29, 2012, total gross billings, including both transit cost billings and the Company’s earned fees, was $49.6 million, for which the Company recognized $6.9 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $5.4 million and related transit accounts payable was $5.8 million, a net liability of $0.4 million, as of September 28, 2013.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of September 28, 2013, the Company had domestic short term deferred tax assets of $0.5 million, total domestic long term net deferred income tax assets of $1.8 million and foreign short-term deferred tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

During the thirty-nine week period ended September 28, 2013, the Company reduced an unrecognized tax benefit of $0.5 million due to the expiration of the statute of limitations on such item.  There were no changes to unrecognized tax benefits during the comparable prior year period.

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

Thirteen Week Period Ended September 28, 2013 Compared to Thirteen Week Period Ended September 29, 2012

A summary of operating results for the thirteen week periods ended September 28, 2013 and September 29, 2012 is as follows (in thousands):

	September 28, 2013		September 29, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$41,320	100.0	$34,839	100.0
Cost of services	30,636	74.1	25,164	72.2
Gross profit	10,684	25.9	9,675	27.8

Selling, general and administrative	8,599	20.8	8,153	23.5
Depreciation and amortization	279	0.7	415	1.1
	8,878	21.5	8,568	24.6

Operating income	1,806	4.4	1,107	3.2
Other expense, net	(4)	-	(12)	0.0

Income before income taxes	1,802	4.4	1,095	3.2
Income tax expense	660	1.6	461	1.3

Net income	$1,142	2.8	$634	1.9

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended September 28, 2013 and September 29, 2012 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 28, 2013 Compared to Thirteen Week Period Ended September 29, 2012 (Continued)

Revenues.  Revenues increased 18.6%, or $6.5 million, for the thirteen week period ended September 28, 2013 as compared to the thirteen week period ended September 29, 2012 (the “comparable prior year period”).  Revenues increased $0.8 million in the Information Technology segment, $4.9 million in the Engineering segment, and $0.8 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 21.7%, or $5.5 million, for the thirteen week period ended September 28, 2013 as compared to the comparable prior year period.  The increase in cost of services was primarily due to an increase in revenues.  Cost of services as a percentage of revenues increased to 74.1% for the thirteen week period ended September 28, 2013 from 72.2% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work in the Engineering and Information Technology segments and an increase in the cost of services as a percentage of revenues in the Company’s Specialty Health Care segment.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 5.5%, or $0.5 million, for the thirteen week period ended September 28, 2013 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support higher revenues.  As a percentage of revenues, SGA expenses were 20.8% for the thirteen week period ended September 28, 2013 as compared to 23.5% for the comparable prior year period.  SGA expense as a percentage of revenues decreased due to the increase in revenues.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.

Income Tax Expense.  The Company recognized $0.7 million of income tax expense for the thirteen week period ended September 28, 2013 as compared to $0.5 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 36.6% as compared to 42.1% for the comparable prior year period. The projected fiscal 2013 effective income tax rate as of September 28, 2013 was approximately 41.3% and 28.2% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the thirteen week period ended September 28, 2013 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 28, 2013 Compared to Thirteen Week Period Ended September 29, 2012 (Continued)

Segment Discussion

Information Technology

Information Technology revenues of $13.2 million in the thirteen week period ended September 28, 2013 increased $0.8 million, or 6.3%, as compared to the comparable prior year period.  The Company believes the increase in revenue was primarily attributable to the impact of changes made to the management and sales teams in late 2011 and early 2012 and improved market conditions.  The Information Technology segment operating income was $0.1 million for the thirteen week period ended September 28, 2013 as compared to $0.2 million in the comparable prior year period.  The decrease in operating income was primarily due to an increase in cost of services as a percentage of revenues.  The increase in cost of services as a percentage of revenues was primarily due to a decrease in higher margin project work.

Engineering

Engineering revenues of $22.0 million in the thirteen week period ended September 28, 2013 increased $4.9 million, or 28.3%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $3.6 million in the Company’s Canadian Engineering group.  The Engineering segment operating income was $1.7 million for the thirteen week period ended September 28, 2013 as compared to $0.9 for the comparable prior year period.  Operating income increased primarily due to the increase in revenues, partially offset by an increase in SGA expense of $0.3 million and an increase in costs of services as a percentage of revenues.  SGA expenses increased primarily due to increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.  Additionally, the Engineering segment experienced a higher allocation of corporate SGA expense due to increased revenues.   Cost of services as a percentage of revenues primarily increased due to a large fixed priced contract with costs that exceeded estimates.

Specialty Health Care

Specialty Health Care revenues of $6.2 million in the thirteen week period ended September 28, 2013 increased $0.8 million, or 15.8%, as compared to the comparable prior year period. The increase in revenues was primarily due to an increase of $1.1 million from the Specialty Health Care’s office in Honolulu offset by a decrease of $0.4 million from the Specialty Health Care’s largest client.  The Specialty Health Care segment experienced an operating loss of $0.1 million for the thirteen week period ended September 28, 2013 as compared to a small operating loss for the comparable prior year period.  The decrease in operating income was due primarily to an increase in cost of services as a percentage of revenues, partially offset by lower allocations of corporate SGA expense.   Cost of services as a percentage of revenues increased to 70.2% from 67.2% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in the Specialty Health Care’s core markets and the segment’s geographic expansion efforts which have garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 28, 2013 Compared to Thirty-Nine Week Period Ended September 29, 2012

A summary of operating results for the thirty-nine week periods ended September 28, 2013 and September 29, 2012 is as follows (in thousands):

	September 28, 2013		September 29, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$124,929	100.0	$108,798	100.0
Cost of services	92,362	73.9	79,182	72.8
Gross profit	32,567	26.1	29,616	27.2

Selling, general and administrative	26,361	21.1	24,766	22.8
Facilities consolidation charge	343	0.3	-	0.0
Depreciation and amortization	829	0.7	953	0.8
	27,533	22.1	25,719	23.6

Operating income	5,034	4.0	3,897	3.6
Other income, net	74	0.1	18	0.0

Income before income taxes	5,108	4.1	3,915	3.6
Income tax expense	1,536	1.2	1,718	1.6

Net income	$3,572	2.9	$2,197	2.0

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The reporting periods ended September 28, 2013 and September 29, 2012 consisted of thirty-nine weeks each.

Revenues.  Revenues increased 14.8%, or $16.1 million, for the thirty-nine week period ended September 28, 2013 as compared to the thirty-nine week period ended September 29, 2012 (the “comparable prior year period”).  Revenues increased $1.9 million in the Information Technology segment, and $14.7 million in the Engineering segment, and decreased $0.5 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 16.6%, or $13.2 million, for the thirty-nine week period ended September 28, 2013 as compared to the comparable prior year period.  The increase in cost of services was primarily due to an increase in revenues.  Cost of services as a percentage of revenues increased to 73.9% for the thirty-nine week period ended September 28, 2013 from 72.8% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work for both the Company’s Information Technology and Engineering segments, higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division and Facilities Design group and an increase in the cost of services as a percentage of revenues in the Company’s Specialty Health Care segment.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  SGA expenses increased 6.4%, or $1.6 million, for the thirty-nine week period ended September 28, 2013 as compared to the comparable prior year period.   The increase in SGA expense was due to the operations acquired in the BGA acquisition which added approximately $0.8 million in SGA expense, an increase in professional fees of $0.3 million which primarily relates to a potential contested proxy fight and increased investments in personnel and infrastructure necessary to support higher revenues.  As a percentage of revenues, SGA expenses were 21.1% for the thirty-nine week period ended September 28, 2013 as compared to 22.8% for the comparable prior year period.  SGA expense as a percentage of revenues decreased due to the increase in revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 28, 2013 Compared to Thirty-Nine Week Period Ended September 29, 2012 (Continued)

Facilities Consolidation Charge.  In early fiscal 2013 the Company’s Canadian operations elected to consolidate its Mississauga location into its expanded Pickering location.  In addition to customary moving expenses the Company incurred severance costs as several employees elected to receive statutory mandated severance payments as opposed to relocating their place of work.  The Company incurred $0.3 million in costs related to the office consolidation for the thirteen weeks ended September 28, 2013 which primarily consisted of severance and other related costs.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.

Income Tax Expense.  The Company recognized $1.5 million of income tax expense for the thirty-nine week period ended September 28, 2013 as compared to $1.7 million for the comparable prior year period.  Income tax expense for the thirty-nine week period ended September 28, 2013 reflects a reduction by $0.5 million resulting from a reduction in a previously unrecognized tax benefit (“discrete adjustment”). The consolidated effective income tax rate for the current period prior to the impact of the discrete adjustment was 39.3% as compared to 43.9% for the comparable prior year period. The projected fiscal 2013 effective income tax rate as of September 28, 2013 was approximately 41.3% and 28.2% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the thirty-nine week period ended September 28, 2013 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

Segment Discussion

Information Technology

Information Technology revenues of $41.4 million in the thirty-nine week period ended September 28, 2013 increased $1.9 million, or 4.7%, as compared to the comparable prior year period.  The Company believes the increase in revenue was primarily attributable to the impact of changes made to the management and sales teams in late 2011 and early 2012 and improved market conditions.  The Information Technology segment operating income was $1.0 million for the thirty-nine week period ended September 28, 2013 as compared to $0.7 million in the comparable prior year period.  The increase in operating income was primarily due to an increase in revenues.

Engineering

Engineering revenues of $63.3 million in the thirty-nine week period ended September 28, 2013 increased $14.7 million, or 30.4%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $9.7 million in the Company’s Canadian Engineering group and the BGA acquisition which contributed an increase in revenues of $3.6 million.  The Engineering segment operating income was $3.4 million for the thirty-nine week period ended September 28, 2013 as compared to $2.2 million for the comparable prior year period.  Operating income increased primarily due to the substantial increase in revenues and was offset by an increase in SGA expense of $2.2 million and an increase in cost of services as a percentage of revenues.  SGA expenses increased primarily due to the BGA acquisition, which contributed $0.8 million, as well as increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.  The Company’s decision to consolidate its two Canadian offices also had a significant impact on SGA expense during the thirty-nine week period ended September 28, 2013. Additionally, the Engineering segment experienced a higher allocation of corporate SGA expense due to increased revenues.  Cost of services as a percentage of revenues primarily increased due to a large fixed priced contract with costs that exceeded estimates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 28, 2013 Compared to Thirty-Nine Week Period Ended September 29, 2012 (Continued)

Segment Discussion (Continued)

Specialty Health Care

Specialty Health Care revenues of $20.3 million in the thirty-nine week period ended September 28, 2013 decreased $0.5 million, or 2.2%, as compared to the comparable prior year period. The primary reason for the decline in the revenues of the Specialty Health Care segment were decreases of approximately $1.7 million from its largest client and a $0.7 million from its second largest client that were partially offset by an increase in revenues from the segment’s Honolulu office of $1.8 million.  The Specialty Health Care’s operating income for the thirty-nine week period ended September 28, 2013 was $0.7 million as compared to $1.0 million for the comparable prior year period.  The decrease in operating income was due primarily to the reduction in revenues and an increase in cost of services as a percentage of revenues, partially offset by lower allocations of corporate SGA expense.   Cost of services as a percentage of revenues increased to 69.5% from 68.1% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in the Specialty Health Care’s core markets and the segment’s geographic expansion efforts which have garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	September 28, 2013	September 29, 2012
Cash provided by (used in):
Operating activities	$740	$7,448
Investing activities	($1,030)	($1,651)
Financing activities	$274	($3,983)

Operating Activities
Operating activities provided $0.7 million of cash for the thirty-nine week period ended September 28, 2013 as compared to $7.4 million in the comparable prior year period.  The major components of the cash used in operating activities in the thirty-nine week period ended September 28, 2013 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirty-nine week period ended September 28, 2013 was $3.6 million as compared to $2.2 million for the comparable prior year period.  An increase in accounts receivables in the thirty-nine week period ended September 28, 2013 used $11.1 million as compared to providing $0.9 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the thirty-nine week period ended September 28, 2013 to an increase in revenues as compared to levels in the second half of fiscal 2012.  Additionally, the Company has experienced an increase in its accounts receivable relative to revenue levels.  The Company believes that the ratio of accounts receivables to revenues will improve over the next several quarters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)
The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of excess transit accounts payable over transit accounts receivable decreased from $1.9 million as of December 31, 2012 to $0.4 million as of September 28, 2013, thereby using $1.5 million in cash for the thirty-nine week period ended September 28, 2013.  The net of excess transit accounts payable over transit accounts receivable increased from zero as of December 29, 2011 to $0.6 million as of September 29, 2012, thereby providing $0.6 million in cash for the thirty-nine week period ended September 29, 2012.

An increase in accounts payable and accrued expenses provided $5.2 million as compared to using $0.2 million for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase in accrued payroll and related costs in the thirty-nine week period ended September 28, 2013 provided $1.8 million as compared to providing $1.9 million in the comparable prior year period.

Investing Activities
Investing activities used cash of $1.0 million for the thirty-nine week period ended September 28, 2013 as compared to using $1.7 million in the comparable prior year period.  The primary reason for the decrease was that in the comparable prior year period the Company paid $1.3 million in cash for the BGA acquisition and had no such expenditure in the current year, which decrease in cash used was offset by an increase to property and equipment acquired of $0.8 million for the thirty-nine week period ended September 28, 2013 as compared to the comparable prior year period.  The primary reasons for the increase in property and equipment acquired are due to investments in the Company’s growing Engineering segment of $0.9 million and a corporate ADP payroll system implementation which cost $0.2 million.   The Company’s Engineering segment invested $0.3 million in software and licenses, $0.3 million in computer equipment and $0.2 million in furniture and leasehold improvements for expanded facilities.   The Company anticipates enhancing its financial reporting and accounting system platform sometime in 2014 and, as a result, it may see a significant rise in expenditures for property and equipment.

Financing Activities
Financing activities provided $0.3 million of cash for the thirty-nine week period ended September 28, 2013 as compared to using $4.0 million of cash in the comparable prior year period. The primary use of cash was $0.1 million for the Company’s share repurchase program as compared to $4.4 million in the comparable prior year period.  The Company generated cash of $0.4 million from the sale of stock through its employee stock purchase plan and stock option plans for both the thirty-nine week period ended September 28, 2013 and the comparable prior year period.

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

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)
There were no borrowings during the thirty-nine week periods ended September 28, 2013 and September 29, 2012.  At September 28, 2013 and December 31, 2012, there were letters of credit outstanding for $0.8 million.  At September 28, 2013, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

As of September 28, 2013, $1.6 million of the $14.0 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, approximately $1.4 million in Canadian dollars and the balance of approximately $0.2 million held in U.S. dollars.

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

The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it will enhance its current financial reporting and accounting system platform sometime in 2014.  The Company’s current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2013 (after September 28, 2013)	$817
2014	2,502
2015	2,138
2016	1,355
2017	1,015
Thereafter	1,396
Total	$9,223

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments
As of September 28, 2013, the Company had one active acquisition agreement.  Effective July 1, 2012 the Company acquired certain assets of BGA as more fully described in Footnote 6 in the Consolidated Financial Statements.  The Company estimates future contingent payments as follows (in thousands):

Period Ending
December 28, 2013 (after September 28, 2013)	$313
January 3, 2015	253
January 2, 2016	269
December 31, 2016	307
Estimated Future Contingent Payments	$1,142

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA are capped at a maximum of $3.0 million cumulatively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 28, 2013, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 29, 2012, as updated in the Company’s Quarterly Report for the fiscal quarter ended September 28, 2013.

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

RCM Technologies, Inc.
Date: October 31, 2013	By: /s/ Leon Kopyt
Leon Kopyt Chairman, President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: October 31, 2013	By: /s/ Kevin Miller
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

Date: October 31, 2013	/s/ Leon Kopyt Leon Kopyt Chairman, President and Chief Executive Officer

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

Date: October 31, 2013	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Leon Kopyt, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended September 28, 2013 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Leon Kopyt
Leon Kopyt
Chairman, President and Chief Executive Officer

Date:  October 31, 2013

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended September 28, 2013 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  October 31, 2013