Form 10-K
period 2013-12-28
RCM TECHNOLOGIES INC
filed 2014-02-27
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31.7 million based upon the closing price of $5.43 per share of the registrant’s common stock on June 28, 2013 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of February 26, 2014: 12,452,821.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2014 Proxy Statement is not filed by April 28, 2014 (the first business day following the day that is 120 days after the last day of the registrant’s 2013 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of engineering and information technology services and solutions and the placement of temporary staffing personnel; (ii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (v) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (vi) the Company’s ability to obtain financing on satisfactory terms; (vii) the reliance of the Company upon the continued service of its executive officers; (viii) the Company’s ability to remain competitive in the markets that it serves; (ix) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (x) the risk of claims being made against the Company associated with providing temporary staffing services; (xi) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xii) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xiii) uncertainties in predictions as to the future need for the Company’s services; (ix) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xv) the costs of conducting and the outcome of litigation involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xvi) the results of, and costs relating to, interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction; and (xvii) other economic, competitive and governmental factors affecting the Company’s operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

General

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced engineering and information technology services.  RCM is also a provider of specialty healthcare services to major health care institutions and educational facilities.  RCM has been an innovative leader in the design, development, and delivery of these services to commercial and government sectors for 40 years.  Over the years, the Company has developed and assembled an attractive, diverse and extensive portfolio of capabilities, service offerings and delivery options, established a proven record of performance and credibility, and built an efficient pricing structure.  This combination offers clients a compelling value proposition with the potential to substantially accelerate the successful attainment of their business objectives.

RCM consists of three operating segments: Engineering, Information Technology and Specialty Health Care Services.  RCM’s Engineering segment provides engineering and design, engineering analysis, technical writing and technical support services, Engineer, Procure and Construction Management (“EPC”) as well as Demand Side Management/Energy Conservation Services.   The Company’s Information Technology, or IT, segment provides enterprise business solutions, application services, infrastructure solutions, competitive advantage & productivity solutions, life sciences solutions and other selected vertical market specific offerings.  The Company’s Specialty Health Care Services segment provides the staffing of health care professionals, primarily therapists, nurses and care givers.

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

During the fiscal year ended December 28, 2013, approximately 50.8% of RCM’s total revenues were derived from Engineering services, 32.4% from IT services, and the remaining 16.8% from Specialty Health Care services.

Demand for the Company’s services can be significantly impacted by changes in the general level of economic activity, particularly technology spending.  During periods of reduced economic activity, such as the environment in the United States and the world in general that followed the economic dislocations that commenced in mid-2007, the Company may also be subject to increased pricing pressure in its markets due to reduced spending by clients and potential clients of the Company.  Extended periods of weakness in the economy can have a material adverse impact on the Company’s business and results of operations.  Accordingly, the Company’s operations were adversely impacted by the economic downturn that began in mid-2007, and while the Company believes the downturn and its impact on the Company have been somewhat alleviated, similar circumstances could arise in the future.

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

The Company’s Engineering group continues to focus on areas of growth within the energy, aerospace and commercial building industries.  In recent years, many businesses have been adversely impacted by oil prices and other energy-related costs and developments, and for that and various other reasons, there has been growing sentiment around the world for the development of alternative sources of energy, including a renewed interest in nuclear power.

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

Business Strategy

RCM is dedicated to providing solutions to meet its clients’ business needs by delivering engineering and information technology services.  The Company’s objective is to be a recognized leader of specialized professional consulting services and solutions in major markets throughout North America.  The Company adapts operating strategies to achieve this objective.  The following is a discussion of the key elements of its growth and operating strategies:

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

Achieve Internal Growth
The Company continues to promote its internal growth strategies which we designed to better serve the Company’s customers, generate higher revenue and achieve greater operating efficiencies.  Business units are collaborating on penetrating and servicing accounts as sales teams are increasing their activity levels.  This enables clients to be supported by specialists in their areas of need while RCM productivity increases.

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

To develop close customer relationships, the Company’s practice managers and/or sales people regularly meet with both existing and prospective clients to identify areas of need and help design solutions and identify the resources needed to execute their strategies.  The Company’s managers also maintain close communications with their customers during each project and on an ongoing basis after its completion.  The Company believes that this relationship-oriented approach can result in greater customer satisfaction.  Additionally, the Company believes that by collaborating with its customers in designing business solutions, it can generate new opportunities to cross-sell additional services that the Company has to offer.  The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of its customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

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

To accomplish this, the Company’s financial reporting and accounting systems are centralized in the Company’s operational headquarters in Parsippany, NJ.  The systems have been configured to perform all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company anticipates a comprehensive review of its financial reporting and accounting system platform in the fiscal year ending January 3, 2015.  The Company may make changes to its financial reporting and accounting system, ranging from a complete upgrade or switch to another platform to enhancements to its current system.  The Company estimates the costs may range from $0.5 million to $2.0 million.

ITEM 1. BUSINESS (CONTINUED)

Engineering

The Company’s Engineering segment consists of four business units – Engineering Services and Projects, Power Systems Services USA and Power Systems Services Canada and Facilities Design and Construction.  The Engineering Services and Projects unit includes Aerospace, Manufacturing and Industrial Engineering divisions.  The Power Systems units focus primarily on the nuclear power, fossil fuel, transmission and distribution and electric utility industries.

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

The Company believes that the deregulation of the utilities industry and the aging of nuclear power plants offer the Company an opportunity to capture a greater share of professional services and project management requirements of the utilities industry both in engineering services and through cross-selling of its information technology services.  Heightened competition, deregulation and rapid technological advances are forcing the utilities industry to make fundamental changes in its business process.  These pressures have compelled the utilities industry to focus on internal operations and maintenance activities and to increasingly outsource their design and engineering modification requirements.  Additionally, the Company believes that competitive performance demands from deregulation should increase the importance of information technology to this industry.  The Company believes that its expertise and strong relationships with certain customers within the utilities industry position the Company to be a leading provider of professional services to the utilities industry.

RCM provides a wide array of turnkey energy management services offering clients/customers opportunities for demand side management from concept to turnover.  Deploying advanced metering infrastructure (AMI) systems is the catalyst and benchmarking tool necessary for today’s cost effective, energy efficient and sustainable programs.

The Company provides its engineering services through a number of delivery methods.  These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

As of December 28, 2013, the Company assigned approximately 730 engineering and technical employees and consultants to its customers.

Information Technology

The Company’s IT segment is an integrated group of business units providing staff supplementation services and project solutions with physical locations in the U.S., Canada and Puerto Rico primarily supporting Financial, Technical, Manufacturing and Distribution applications.  Areas of specialization in project solutions include:

•	Enterprise Infrastructure Management
•	Enterprise Integration
•	Enterprise Supply Chain
•	Enterprise Project Management
•	Enterprise HR
•	Life Sciences
•	Assessment and Remediation of Federally Regulated Life Science Equipment and Processes

ITEM 1. BUSINESS (CONTINUED)

Information Technology (Continued)

The RCM Enterprise Business Solutions Group’s core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and methodologies by bundling software, systems, tools and services into integrated business and technology solutions.  Invoices on projects whereby the Company sold its own proprietary software were not material for the fiscal year ended December 28, 2013.

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

As of December 28, 2013, the Company assigned approximately 450 information technology employees and consultants to its customers.

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

As of December 28, 2013, the Company assigned approximately 390 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 26 branch offices located in the United States, Canada and Puerto Rico.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
USA
California	2	HC
Connecticut	1	E
Florida	1	HC
Hawaii	1	HC
Maryland	1	IT
Massachusetts	1	IT
Michigan	3	IT, E
Minnesota	1	IT
New Jersey	3	IT, E
New Mexico	1	HC
New York	3	IT, E, HC
Oregon	1	IT
Pennsylvania	1	HC
Rhode Island	1	E
Wisconsin	1	E
	22

CANADA	3	IT, E

PUERTO RICO	1	IT

(1) Services provided are abbreviated as follows:
E- Engineering
IT- Information Technology
HC- Specialty Health Care

Branch offices are primarily located in markets that the Company believes have strong growth prospects for Engineering and IT services.  The Company’s branches are operated in a decentralized, entrepreneurial manner with most branch offices operating as independent profit centers.  The Company’s branch managers are given significant autonomy in the daily operations of their respective offices and, with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing strategies, pricing, hiring and training.  Branch managers are paid on a performance-based compensation system designed to motivate the managers to maximize growth and profitability.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico.  Revenues for the fiscal year ended December 28, 2013 and total assets by geographic area as of December 28, 2013 are as follows ($ in thousands):

	Revenues	Total Assets
United States	$130,589	$62,198
Canada	34,989	22,993
Puerto Rico	5,200	1,333
	$170,778	$86,524

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

Sales and Marketing

Sales and marketing efforts are conducted at the local and national level through the Company’s network of branch offices.  Sales activities and productivity are tracked and rankings established and published.  Sales between business units is recognized and financially encouraged.  The Company emphasizes long-term personal relationships with customers that are developed through regular assessment of customer requirements and proactive monitoring of service performance.  The Company’s sales personnel make regular visits to existing and prospective customers.  New customers are obtained through active sales programs and referrals.  The Company encourages its employees to participate in national and regional trade associations, local chambers of commerce and other civic associations.  The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer’s engineering, information technology and other professional services needs.  The Company concentrates on providing carefully screened professionals with the appropriate skills in a timely manner and at competitive prices.  The Company regularly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

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

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

The Company’s larger recognizable customers include 3M, AAR Corporation, ADP, Aramark, Aurora Flight Sciences Corporation, Bimbo Bakeries, USA, Bruce Power Limited Partnership (“Bruce Power”), Bruckner Supply Company, Con Edison, Covanta, Entergy, Exelon Nuclear, FlightSafety International, IBM, Johnson and Johnson, Lilly del Caribe, Microsoft, New York City Department of Education, New York Power Authority, Ontario Power Generation, Pfizer, Pragmatics, PSE&G, United Technologies Corporation, U.S. Department of the Treasury, Warner Chilcott and Zimmer Holdings, Inc.  The Company serves Fortune 1000 companies and many middle market clients.  The Company’s relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During the fiscal year ended December 28, 2013, Ontario Power Generation (the Company primarily services Ontario Power Generation as a subcontractor through Black and McDonald Limited) accounted for 18.6% of the Company’s revenues and United Technologies Corporation accounted for 12.6% of the Company’s revenues. No other customer accounted for 10% or more of the Company’s revenues in that period.  The Company’s five, ten and twenty largest customers accounted for approximately 45.2%, 56.5% and 65.6%, respectively, of the Company’s revenues for the fiscal year ended December 28, 2013.

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

RCM’s messaging architecture is currently based on the Microsoft Exchange 2007 and Cisco Unity platform. The current mail system is comprised of redundant mail routing servers and clustered mailbox servers attached to a Storage Area Network (SAN) This messaging platform has the current capacity of six Terabytes (TB), with the capability of scaling to 18 Terabytes (TB). In addition to mail storage being sized for VOIP integration, web access to the mail server is only allowed via secure HTTPs protocol. Augmenting the messaging architecture is a mail archiving solution by GFI to accommodate disaster recovery, compliance and litigation requirements. RCM anticipates it will upgrade to Microsoft Exchange 2013, currently in pilot phase, in order to capitalize on the increased flexibility and high availability features. Windows Server 2012 cloud, virtualization and cross-premises capabilities are currently being evaluated to provide the best platform for the new exchange messaging environment. Deployment to the production environment is scheduled for some time in fiscal 2014.

The Company has upgraded the ERP hardware, Application and Operating system, to accommodate its growing needs.  The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting, budgeting and consolidation reporting functionality. The Company, as part of its business process reengineering, migrated payroll processing and HR benefits to ADP, and is continuing to evaluate other aspects of its ERP landscape to promote efficiencies, and determine the best fit for the organization. A decision regarding the future path of the ERP environment is expected in the fiscal year ending January 3, 2015.

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

Competition

The market for engineering and IT services is highly competitive and is subject to rapid change.  As the market demand has shifted, many software companies have adopted tactics to pursue services and consulting offerings making them direct competitors when in the past they may have been alliance partners.  Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies.  In addition, the Company competes with its clients’ internal resources, particularly where these resources represent a fixed cost to the client.  Such competition may impose additional pricing pressures on the Company.

The Company believes its principal competitive advantages in the engineering and IT services market include: strong relationships with existing clients, a long-term track record with over 1,000 clients, a broad range of services, technical expertise, knowledge and experience in multiple industry sectors, quality and flexibility of service, responsiveness to client needs and speed in delivering IT solutions.

ITEM 1. BUSINESS (CONTINUED)

Competition (Continued)

Additionally, the Company competes for suitable acquisition candidates based on its differentiated acquisition model, its entrepreneurial and decentralized operating philosophy, and its strong corporate-level support and resources.

Seasonality

The Company’s operating results can be affected by the seasonal fluctuations in client expenditures.  Expenditures in the Engineering and Information Technology segments can be negatively impacted during the first quarter of the year when clients are finalizing their budgets.  Quarterly results generally fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of clients’ businesses. The business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross profit in the fourth quarter of each year, not considering any non-seasonal impact. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather.  The Company generally experiences an increase in its cost of sales and a corresponding decrease in gross profit and gross margin percentage in the first and second fiscal quarters of each year as a result of resetting certain state and federal employment tax rates and related salary limitations.  Also, the Company’s Specialty Health Care segment typically experiences a significant decline in revenues due to the substantial closure of one of its largest customers, the New York City Department of Education, and other educational institution clients during the third quarter due to their summer recess.

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

Employees

As of December 28, 2013, the Company employed an administrative, sales, recruiting and management staff of approximately 185 people, including licensed engineers and certified IT specialists who, from time to time, participate in engineering design and IT projects undertaken by the Company.  As of December 28, 2013, there were approximately 730 engineering and technical and 450 information technology employees and consultants assigned by the Company to work on client projects for various periods and there were approximately 390 specialty health care services employees assigned to clients.  None of the Company’s employees are represented by a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

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

Economic Trends

The global economic crisis that began in mid-2007 created conditions such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and volatility in credit, equity and fixed income markets.  Though these conditions may have been somewhat alleviated, they still continue in certain respects or could return or intensify in others.  Any or all of these developments could negatively affect the Company’s business, operating results or financial condition in a number of ways.  For example, current or potential customers may be unable to fund capital spending programs, new product launches of other similar endeavors whereby they might procure services from the Company, and therefore delay, decrease or cancel purchases of services or not pay or delay paying for previously purchased services.  In addition, these conditions may cause the Company to incur increased expenses or make it more difficult either to utilize existing debt capacity or otherwise obtain financing for operations, investing activities (including the financing of any future acquisitions), or financing activities, all of which could adversely affect the Company’s business, financial condition and results of operations.

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

Seasonality of Business

As described in “Item 1. Business,” our operating results are subject to seasonal fluctuations, with reduced demand often occurring during first quarter of the year when clients are finalizing their engineering and IT budgets, and also during periods in which there are a substantial amount of holidays and season vacations.  In particular, one of the largest customers in our Specialty Health Care group, the New York City Department of Education, significantly reduces activity during the third quarter, when schools are closed for summer recess.  Our operating results for any given period may fluctuate as a result of the timing of holidays, vacations and other events, and if we were to experience unfavorable performance during periods in which we would otherwise expect to have high seasonal demand, we may have limited ability to make up for such performance during periods of seasonally lower demand.

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

We recently engaged in a proxy contest with a group of our stockholders, which culminated at our annual stockholders meeting held in December 2013.  We have since entered into a settlement agreement with the stockholder group.  If we become engaged in a proxy contest with that stockholder group or another activist stockholder in the future, our business could be adversely affected because:

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

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” the Company’s five, ten and twenty largest customers accounted for approximately 45.2%, 56.5% and 65.6%, respectively, of revenues for the fiscal year ended December 28, 2013.  During the fiscal year ended December 28, 2013, Ontario Power Group (the Company primarily services Ontario Power Generation as a subcontractor through Black and McDonald Limited) and United Technologies Corporation accounted for 18.6% and 12.6% of the Company’s revenues, respectively.  The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

ITEM 1A. RISK FACTORS (CONTINUED)

Safety Concerns Regarding Nuclear Power Plants; Limitations on Insurance

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

In addition, our liability insurance does not cover accidents occurring at nuclear power facilities.  Should we be found to be responsible for such an event, we may not be able to cover relating damages, and our business would be adversely affected.

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

Dependence Upon Personnel

The Company’s operations depend on the continued efforts of its officers and other executive management.  The loss of key officers and members of executive management may cause a significant disruption to the Company’s business.We have recently experienced management changes, with our former President and Chief Executive Officer announcing his retirement effective February 28, 2014.  His retirement could have an adverse impact on our customer and employee relationships. We have named a new President and Chief Executive Officer who has a long history with our Company, but his transition to the role may be slower or more difficult than we anticipate.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition.  The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At December 28, 2013, the Company had no outstanding borrowings under the Revolving Credit Facility and $0.8 million outstanding under letters of credit.

The Revolving Credit Facility contains various financial and non-financial covenants.  At December 28, 2013, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

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

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico.  For the fiscal year ended December 28, 2013, approximately 23.5% of the Company’s revenues were generated outside the United States.  There are certain risks inherent in conducting business internationally including:  the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences.  To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

ITEM 1A. RISK FACTORS (CONTINUED)

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

The Company’s executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 11,200 square feet and are leased at a rate of approximately $14.50 per square foot per annum for a term ending on June 30, 2020.

The Company’s operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 16,000 square feet and are leased at a rate of approximately $21.00 per square foot per annum for a term ending on October 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.2 million as of December 28, 2013.  Asserted claims in these matters seek approximately $10.7 million in damages as of December 28, 2013.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are traded on The NASDAQ Global Market under the Symbol “RCMT.”  The following table sets forth approximate high and low sales prices for the two years in the period ended December 28, 2013 as reported by The NASDAQ Global Market:

	Common Stock
Fiscal Year Ended December 29, 2012	High	Low
First Quarter	$5.88	$5.06
Second Quarter	$6.16	$4.89
Third Quarter	$5.75	$5.23
Fourth Quarter	$6.72	$5.05

Fiscal Year Ended December 28, 2013
First Quarter	$6.31	$5.00
Second Quarter	$6.29	$5.29
Third Quarter	$6.10	$5.29
Fourth Quarter	$6.98	$5.75

Holders

As of February 10, 2014, the approximate number of holders of record of the Company’s Common Stock was 442. Based upon the requests for proxy information in connection with the Company’s 2013 Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 3,077.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

Stock Repurchase by Issuer

No repurchases of common stock were made by the Company from September 28, 2013 through December 28, 2013.  For more information regarding the Company’s common stock repurchase program see Note 12 (Treasury Stock Transactions) in the consolidated financial statements included in Item 8 of this report.

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

The Company experienced an increase in revenues during the fiscal year ended December 28, 2013 as compared to the comparable prior year period. The Company experienced revenue growth of 30.2%, 5.9% and 6.5% in its Engineering, Information Technology and Specialty Health Care segments, respectively.  The Company is cautiously optimistic that overall results for fiscal 2014 should improve as compared to fiscal 2013.

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

Nonetheless, the Company continues to believe that businesses must implement more advanced engineering and information technology solutions to upgrade their systems, applications and processes so that they can maximize their productivity and optimize their performance in order to maintain a competitive advantage.  Although working under budgetary, personnel and expertise constraints, companies are driven to support increasingly complex systems, applications and processes of significant strategic value.  This has given rise to a demand for outsourcing.  The Company believes that its current and prospective clients are continuing to evaluate the potential for outsourcing business critical systems, applications and processes.

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
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

Consulting and Staffing Services- Revenues derived from consulting and staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company.  These services are typically billed on a time and material basis.

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

Transit Receivables and Transit Payables - From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company may: a) engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  Similarly, the Company’s Information Technology segment acts as an agent for a major staffing client.  The Company manages the staffing requirements for a division of the client and numerous staffing agencies provide staff and the Company collects a service fee.  During the fifty-two week period ended December 28, 2013, total gross billings, including both transit cost billings and the Company’s earned fees, was $67.3 million, for which the Company recognized $30.7 million of its net fee as revenue.  During the fifty-two week period ended December 29, 2012, total gross billings, including both transit cost billings and the Company’s earned fees, was $64.8 million, for which the Company recognized $15.3 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $4.0 million and related transit accounts payable was $3.9 million, a net receivable of $0.1 million, as of December 28, 2013.

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

The Company’s allowance for doubtful accounts decreased by approximately $0.2 million to $1.0 million as of December 28, 2013 from $1.2 million as of December 29, 2012.  The decrease was primarily due to the Company’s decision to write off certain older accounts receivable as these amounts were deemed uncollectible.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of December 28, 2013, the Company had domestic short term deferred tax assets of $1.8 million, total domestic long term net deferred income tax assets of $1.6 million and foreign short-term deferred tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

During the fifty-two week period ended December 28, 2013, the Company reduced an unrecognized tax benefit of $0.5 million due to the expiration of the statute of limitations on such item and recorded an unrecognized tax reserve of $0.6 related to research and development tax credits filed under amended federal returns for tax years 2009 and 2010.  There were no changes to unrecognized tax benefits during the comparable prior year period.

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

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for engineering and information technology services.  When the U.S., Canadian or global economies decline, the Company’s operating performance could be adversely impacted.  The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends.  However, declines in the economy could result in the need for future cost reductions or changes in strategy.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Results of Operations ($ in thousands)

	Fiscal Years Ended
	December 28, 2013		December 29, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$170,778	100.0	$145,817	100.0
Cost of services	126,417	74.0	106,102	72.8
Gross profit	44,361	26.0	39,715	27.2

Selling, general and administrative	35,514	20.8	33,166	22.7
Severance and other charges	5,181	3.0	-	-
Depreciation and amortization	1,111	0.7	1,321	0.9
	41,806	24.5	34,487	23.6

Operating income	2,555	1.5	5,228	3.6
Other income (expense), net	32	0.0	102	0.1

Income before income taxes	2,587	1.5	5,330	3.7
Income tax expense	597	0.3	2,103	1.5

Net income	$1,990	1.2	$3,227	2.2

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both of the fiscal years ended December 28, 2013 and December 29, 2012 had fifty-two weeks.

Fiscal Year Ended December 28, 2013 Compared to Fiscal Year Ended December 29, 2012

Revenues.  Revenues increased 17.1%, or $25.0 million, for the fiscal year ended December 28, 2013 as compared to the prior fiscal year (the “comparable prior year period”).  Revenues increased $20.1 million in the Engineering segment, $3.1 million in the Information Technology segment and $1.8 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 19.1%, or $20.3 million, for the fiscal year ended December 28, 2013 as compared to the comparable prior year period.  Cost of services as a percentage of revenues increased to 74.0% for the fiscal year ended December 28, 2013 from 72.8% for the comparable prior year period.  The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work for both the Company’s Engineering and Information Technology segments, higher non-billable labor expenses associated with the Engineering segment’s Canadian Engineering division and Facilities Design group and an increase in the cost of services as a percentage of revenues in the Company’s Specialty Health Care segment.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2013 Compared to Fiscal Year Ended December 29, 2012 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 7.1%, or $2.3 million, for the fiscal year ended December 28, 2013 as compared to the comparable prior year period.  SGA expense as a percentage of revenues increased to 20.8% for the fiscal year ended December 28, 2013 as compared to 22.7% for the comparable prior year period. The increase in SGA expense was primarily due increased investments in personnel and infrastructure necessary to support higher revenues and due the operations acquired in the BGA acquisition effective in July 2012 which added approximately $0.8 million in SGA expense in the current year as compared to the comparable prior year period.  The decrease to SGA expense as a percentage of revenues was primarily due to an increase in revenues.

Severance and Other Charges.  The Company experienced $5.2 million in severance and other charges for the fiscal year ended December 28, 2013 as compared to zero for the comparable prior year period.  The Company incurred expenses of $4.5 million related to events leading to the election to our Board of Directors on December 5, 2013 of two candidates nominated by a group of our stockholders and the subsequent retirement of Leon Kopyt, the Company’s President and Chief Executive Officer, which was later agreed to and will become effective on February 28, 2014.  The Company incurred severance and other related expenses of $2.9 million as a result of the retirement of Mr. Kopyt.  The Company incurred $1.6 million related to the proxy contest leading to the December 5, 2013 stockholder meeting, consisting of $1.0 million incurred by the Company and $0.6 million incurred by the stockholder group, which the Company agreed to reimburse. The Company also incurred $0.5 million in facilities consolidation charges and $0.2 million in professional fees related to a research and development tax credit study.  The facilities consolidation charges were incurred because the Company’s Canadian operations elected to consolidate its Mississauga location into its expanded Pickering location and closed its Mason, Ohio office.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.  The Company reduced its contingent consideration for both the fiscal year ended December 28, 2013 and the comparable prior year period by $0.1 million.

Income Tax Expense.  The Company recognized $0.6 million of income tax expense for the fifty-two week period ended December 28, 2013 as compared to $2.1 million for the comparable prior year period.  Income tax expense for the fifty-two week period ended December 28, 2013 reflects a reduction by $0.5 million resulting from a reduction in a previously unrecognized tax benefit (“discrete adjustment”). The consolidated effective income tax rate for the current period prior to the impact of the discrete adjustment was 41.4% as compared to 39.5% for the comparable prior year period.  The consolidated effective income tax rate increased for the fifty-two week period ended December 28, 2013 as compared to the comparable prior year period primarily because the Company experienced lower book income in the United States than the comparable prior year period and as a result its permanent tax differences had a greater impact on its consolidated effective tax rate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2013 Compared to Fiscal Year Ended December 29, 2012 (Continued)

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Engineering

Engineering revenues of $86.7 million in the fifty-two week period ended December 28, 2013 increased $20.1 million, or 30.2%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $14.0 million in the Company’s Canadian Engineering group and the Company’s July 2012 acquisition of certain assets of BGA, LLC (“BGA”) which contributed an increase in revenues of $3.6 million.  The Engineering segment operating income was $4.3 million for the fifty-two week period ended December 28, 2013 as compared to $3.1 million for the comparable prior year period.  Operating income increased primarily due to the substantial increase in revenues and was offset by an increase in SGA expense of $2.2 million and an increase in cost of services as a percentage of revenues.  SGA expenses increased due to the BGA acquisition (effective July 2012), which contributed $0.8 million in excess over the comparable prior year period, as well as increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.  The Engineering segment also incurred $0.3 million in non-recurring charges as a result of its Canadian operations decision to consolidate its Mississauga location into its expanded Pickering location. Additionally, the Engineering segment experienced a higher allocation of corporate SGA expense due to increased revenues.  Cost of services as a percentage of revenues primarily increased due to a large fixed priced contract with costs that exceeded estimates.

Information Technology

Information Technology revenues of $55.3 million in the fifty-two week period ended December 28, 2013 increased $3.1 million, or 5.9%, as compared to the comparable prior year period.  The Company believes the increase in revenue was primarily attributable to the impact of changes made to the management and sales teams in late 2011 and early 2012 and improved market conditions.  The Information Technology segment operating income was $1.9 million for the fifty-two week period ended December 28, 2013 as compared to $1.1 million in the comparable prior year period.  The increase in operating income was primarily due to an increase in revenues.

Specialty Health Care

Specialty Health Care revenues of $28.8 million in the fifty-two week period ended December 28, 2013 increased $1.8 million, or 6.5%, as compared to the comparable prior year period.  The primary reason for the increase in the revenues for the Specialty Health Care segment related to an increase in revenues from the segment’s Honolulu office of $3.6 million, offset by decreases of $1.6 million and $0.7 million from its first and second largest clients in fiscal 2013, respectively.  The Specialty Health Care’s operating income for the fifty-two week period ended December 28, 2013 was $1.0 million as compared to $1.1 million for the comparable prior year period.  The decrease in operating income was due primarily to an increase in cost of services as a percentage of revenues.   Cost of services as a percentage of revenues increased to 69.5% from 68.2% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in the Specialty Health Care’s core markets and the segment’s geographic expansion efforts which have garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows
($ in thousands):

	Fiscal Years Ended
	December 28, 2013	December 29, 2012
Cash provided by (used in):
Operating activities	($3,792)	$3,564
Investing activities	($1,322)	($1,848)
Financing activities	$290	($15,999)

Operating Activities

Operating activities used $3.8 million of cash for the fifty-two week period ended December 28, 2013 as compared to providing $3.6 million in the comparable prior year period.  The major components of the cash used in and provided by operating activities in the fifty-two week period ended December 28, 2013 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the fifty-two week period ended December 28, 2013 was $2.0 million as compared to $3.2 million for the comparable prior year period.  An increase in accounts receivables in the fifty-two week period ended December 28, 2013 used $12.5 million as compared to $4.7 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the fifty-two week period ended December 28, 2013 to an increase in revenues as compared to levels in the second half of fiscal 2012.  Additionally, the Company has experienced an increase in its accounts receivable relative to revenue levels.  The Company believes that the ratio of accounts receivables to revenues will improve over the next several quarters.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of excess transit accounts payable over transit accounts receivable decreased from $2.0 million as of December 29, 2012 to a marginal net excess of transit accounts receivable in excess of transit accounts payable as of December 28, 2013, thereby using $2.0 million in cash for the fifty-two week period ended December 28, 2013.  The net of excess transit accounts payable over transit accounts receivable increased from zero as of December 31, 2011 to $2.0 million as of December 29, 2012, thereby providing $2.0 million in cash for the fifty-two week period ended December 29, 2012.

An increase in accounts payable and accrued expenses provided $3.7 million as compared to $0.4 million for the comparable prior year period.  The Company generally attributes changes in accounts payable and accrued expenses to general timing of payments to vendors in the normal course of business.  Additionally, the Company accrued $1.4 million of expenses associated with the proxy contest that preceded its December 5, 2013 annual meeting.  An increase in accrued payroll and related costs in the fifty-two week period ended December 28, 2013 provided $4.0 million as compared to $0.4 million in the comparable prior year period.  The primary reason for the increase in cash provided by accrued payroll and related costs is due to the Company accruing a cash severance payment of $2.7 million for Leon Kopyt, the Company’s President and Chief Executive Officer to be made in connection with his retirement to be effective on February 28, 2014.  Additionally, the Company experienced higher accrued payroll and related costs due to an increase to cost of services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities

Investing activities used cash of $1.3 million for the fifty-two week period ended December 28, 2013 as compared to $1.8 million in the comparable prior year period.  The primary reason for the decrease was that in the comparable prior year period the Company paid $1.3 million in cash for the BGA acquisition and had no such expenditure in the current year.  This was offset by an increase to property and equipment acquired of $1.4 million for the fifty-two week period ended December 28, 2013 as compared to $0.5 million the comparable prior year period.  The primary reasons for the increase in property and equipment acquired are due to investments in the Company’s growing Engineering segment of $1.1 million and a corporate ADP payroll system implementation which cost $0.2 million.   The Company’s Engineering segment invested $0.3 million in software and licenses, $0.3 million in computer equipment and $0.5 million in furniture and leasehold improvements for expanded facilities.   The Company anticipates enhancing its financial reporting and accounting system platform sometime in 2014 and, as a result, it may see a significant rise in expenditures for property and equipment.

Financing Activities

Financing activities provided $0.3 million of cash for the fifty-two week period ended December 28, 2013 as compared to using $16.0 million of cash in the comparable prior year period. The Company used $12.3 million in the comparable prior year period by issuing a one-time special cash dividend.  The primary use of cash of $0.1 million for the fifty-two week period ended December 28, 2013 was for the Company’s share repurchase program as compared to $4.7 million in the comparable prior year period.  The Company generated cash of $0.4 million from the sale of stock through its employee stock purchase plan and stock option plans for the fifty-two week period ended December 28, 2013 and $0.9 million for the comparable prior year period.

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

There were no borrowings during the fifty-two week periods ended December 28, 2013 and December 29, 2012.  At December 28, 2013 and December 29, 2012, there were letters of credit outstanding for $0.8 million.  At December 28, 2013, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

As of December 28, 2013, $3.3 million of the $9.3 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, approximately $3.2 million in Canadian dollars and the balance of approximately $0.1 million held in U.S. dollars.

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

The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates a comprehensive review of its financial reporting and accounting system platform in the fiscal year ending January 3, 2015.  The Company may make changes to its financial reporting and accounting system, ranging from a complete upgrade or switch to another platform to enhancements to its current system.  The Company estimates the costs may range from $0.5 million to $2.0 million.  The Company’s current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments (Continued)

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2014	$2,904
2015	2,601
2016	1,863
2017	1,509
2018	1,302
Thereafter	508
Total	$10,687

As of December 28, 2013, the Company had one active acquisition agreement.  Effective July 1, 2012 the Company acquired certain assets of BGA as more fully described in Footnote 6 in the Consolidated Financial Statements.  The Company estimates future contingent payments as follows (in thousands):

Period Ending
December 28, 2013	$313
January 3, 2015	210
January 2, 2016	222
December 31, 2016	263
Estimated Future Contingent Payments	$1,008

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

Significant employment agreements are as follows:

Executive Severance Agreements with Kevin Miller and Rocco Campanelli

The Company is a party to Executive Severance Agreements (the “Executive Severance Agreements”) with Rocco Campanelli, the Company’s President and Chief Executive Officer as of February 28, 2014, and Kevin Miller, the Company’s Chief Financial Officer, which set forth the terms and conditions of certain payments to be made by the Company to each executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) the executive remains continuously employed with the Company for a specified period of time following the Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller).

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

As of December 28, 2013, the Company also had various employment arrangements with Mr. Kopyt.  Mr. Kopyt will retire effective on February 28, 2014 and his severance arrangements will be in accordance with the Separation Agreement and General Release between him and the Company entered into as of January 22, 2014.

Off-Balance Sheet Arrangements

None.

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

New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the fiscal year ended December 28, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, that are of material significance, or have potential material significance, to the Company.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of December 28, 2013, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2013 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of December 28, 2013, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2014 Proxy Statement and is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	276,900	$5.47	34,100
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	276,900	$5.47	34,100

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

		(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

(3)(d)
Amended and Restated Bylaws; incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2014 (the “January 2014 8-K”)

(4)(a)
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

	*	10(v)	Settlement Agreement, dated January 23, 2014 between RCM Technologies, Inc. and the stockholders of the Company named therein; incorporated by reference to Exhibit 99.1 to the January 2014 8-K.

	*	10(w)	Separation Agreement, dated January 23, 2014, between RCM Technologies, Inc. and Leon Kopyt; incorporated by reference to Exhibit 99.2 to the January 2014 8-K.

		(21)	Subsidiaries of the Registrant. (Filed herewith)

		(23.1)	Consent of EisnerAmper LLP. (Filed herewith)

		(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

		(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

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

RCM Technologies, Inc.

Date: February 27, 2014	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer and Director

Date: February 27, 2014	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2014	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director

Date: February 27, 2014	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: February 27, 2014	By:	/s/ Roger H. Ballou
Roger H. Ballou
Director

Date: February 27, 2014	By:	/s/ Maier O. Fein
Maier O. Fein
Director

Date: February 27, 2014	By:	/s/ Richard D. Machon
Richard D. Machon
Director

Date: February 27, 2014	By:	/s/ S. Gary Snodgrass
S. Gary Snodgrass
Director

Date: February 27, 2014	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 28, 2013 and December 29, 2012 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 28,	December 29,
	2013	2012

Current assets:
Cash and cash equivalents	$9,317	$14,123
Accounts receivable, net	55,726	43,706
Transit accounts receivable	3,953	10,010
Prepaid expenses and other current assets	1,875	1,965
Deferred income tax assets, domestic	1,833	541
Total current assets	72,704	70,345

Property and equipment, net	2,291	1,880

Other assets:
Deposits	159	244
Goodwill	9,545	9,545
Intangible assets, net	216	332
Deferred income tax assets, domestic	1,609	2,202
Total other assets	11,529	12,323

Total assets	$86,524	$84,548

Current liabilities:
Accounts payable and accrued expenses	$9,671	$6,334
Transit accounts payable	3,905	11,987
Accrued payroll and related costs	10,104	6,241
Income taxes payable	404	119
Deferred income tax liability, foreign	132	73
Contingent consideration	523	309
Total current liabilities	24,739	25,063

Contingent consideration	407	713

Total liabilities	25,146	25,776

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,892,265 shares issued and 12,418,959 shares outstanding at December 28, 2013 and 13,756,589 shares issued and 12,298,733 shares outstanding at December 29, 2012	695	688
Additional paid-in capital	110,605	109,390
Accumulated other comprehensive income	815	1,370
Accumulated deficit	(43,237)	(45,259)
Treasury stock common (1,473,306 shares at December 28, 2013 and 1,457,856 shares at December 29, 2012) at cost	(7,500)	(7,417)
Stockholders’ equity	61,378	58,772

Total liabilities and stockholders’ equity	$86,524	$84,548

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended December 28, 2013 and December 29, 2012
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	December 28, 2013	December 29, 2012

Revenues	$170,778	$145,817
Cost of services	126,417	106,102
Gross profit	44,361	39,715

Operating costs and expenses
Selling, general and administrative	35,514	33,166
Severance and other charges	5,181	-
Depreciation and amortization	1,111	1,321
Operating costs and expenses	41,806	34,487

Operating income	2,555	5,228

Other income (expense)
Interest expense and other, net	(55)	(40)
Change in contingent consideration	92	135
Loss (gain) on foreign currency transactions	(5)	7
Other income	32	102

Income before income taxes	2,587	5,330
Income tax expense	597	2,103

Net income	$1,990	$3,227

Basic and diluted net income per share	$0.16	$0.26

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	December 28,	December 29,
	2013	2012

Net income	$1,990	$3,227
Foreign currency translation adjustment	(555)	64
Comprehensive income	$1,435	$3,291

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 31, 2011	13,335,008	$666	$108,203	$1,306	($35,801)	591,786	($2,713)	$71,661

Issuance of stock under employee stock purchase plan	29,205	2	126	-	-	-		128
Translation adjustment	-	-	-	64	-	-	-	64
Issuance of stock upon exercise of stock options	392,376	20	892	-	-	-	-	912
Stock based compensation expense	-	-	169	-	-	-	-	169
Common stock repurchase	-	-	-	-	-	866,070	(4,704)	(4,704)
Cash dividend paid	-	-	-	-	(12,335)	-	-	(12,335)
Dividends declared on unvested restricted stock units	-	-	-	-	(350)	-	-	(350)
Net income	-	-	-	-	3,227	-	-	3,227

Balance, December 29, 2012	13,756,589	$688	$109,390	$1,370	($45,259)	1,457,856	($7,417)	$58,772

Issuance of stock under employee stock purchase plan	58,176	3	256	-	-	-	-	259
Translation adjustment	-	-	-	(555)	-	-	-	(555)
Issuance of stock upon exercise of stock options	27,500	1	113	-	-	-	-	114
Issuance of stock upon vesting of restricted stock awards	50,000	3	(3)	-	-	-	-	-
Stock based compensation expense	-	-	849	-	-	-	-	849
Common stock repurchase	-	-	-	-	-	15,450	(83)	(83)
Dividends forfeited on restricted stock awards	-	-	-	-	32	-	-	32
Net income	-	-	-	-	1,990	-	-	1,990

Balance, December 28, 2013	13,892,265	$695	$110,605	$815	($43,237)	1,473,306	($7,500)	$61,378

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended December 28, 2013 and December 29, 2012 (Dollars in thousands unless otherwise indicated)

	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$1,990	$3,227

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,111	1,321
Change in contingent consideration	(92)	(135)
Stock-based compensation expense	849	169
Provision for losses on accounts receivable	(531)	117
Deferred income tax expense	(634)	781
Changes in assets and liabilities:
Accounts receivable	(12,473)	(4,693)
Transit accounts receivable	6,073	(6,981)
Prepaid expenses and other current assets	46	160
Accounts payable and accrued expenses	3,676	370
Transit accounts payable	(8,052)	8,958
Accrued payroll and related costs	3,951	376
Income taxes payable	294	(106)
Total adjustments	(5,782)	337
Net cash (used in) provided by operating activities	(3,792)	3,564

Cash flows from investing activities:
Property and equipment acquired	(1,406)	(511)
Decrease (increase) in deposits	84	(45)
Cash paid for acquisition	-	(1,292)
Net cash used in investing activities	(1,322)	(1,848)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	259	128
Exercise of stock options	114	912
Common stock repurchases	(83)	(4,704)
Dividends paid to shareholders	-	(12,335)
Net cash provided by (used in) financing activities	290	(15,999)
Effect of exchange rate changes on cash and cash equivalents	18	(11)
Decrease in cash and cash equivalents	(4,806)	(14,294)
Cash and cash equivalents at beginning of period	14,123	28,417

Cash and cash equivalents at end of period	$9,317	$14,123

Supplemental cash flow information:
Cash paid for:
Interest	$66	$42
Income taxes	$1,702	$1,939
Non-cash investing activities:
Contingent consideration recorded at date of acquisition	$ -	$930
Above market value lease assumed in acquisition	$ -	$469
Fixed assets acquired in acquisition	$ -	$28
Non-cash financing activities:
Dividend declared but unpaid on unvested restricted stock units	$ -	$350
Dividends forfeited	($32)	$ -
Vesting of restricted stock units	$334	$ -

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

RCM Technologies, Inc. (the “Company” or “RCM”) is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced engineering and information technology services.  Additionally, the Company provides specialty health care staffing services through its Specialty Health Care Services group.  RCM’s offices are primarily located in major metropolitan centers throughout North America.

The consolidated financial statements are comprised of the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances exceed federally insured amounts.  At December 28, 2013 and December 29, 2012, $3.3 million and $3.1 million, respectively, of cash and cash equivalents were held in Canadian banks.

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
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transit Receivables and Transit Payables

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services. Pursuant to these agreements, the Company: a) engages subcontractors to provide construction services; b) typically earns a fixed percentage of the total project value as a management fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizes revenue on a “net basis.”  Under the terms of the agreements, the Company is not typically required to pay the subcontractor until after the corresponding payment from the Company’s end client is received.  Upon invoicing the end client on behalf of the subcontractor the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount (when paid to the Company) is due to and generally paid to the subcontractor within a few days.  At any given point in time, the Company’s transit accounts receivable usually equal the transit accounts payable.  However, the transit accounts payable will occasionally exceed the transit accounts receivable due to timing differences.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives.  The Company’s ERP software system, installed in 1999 and upgraded in 2004, is being depreciated over fifteen years.  The Company’s VOIP telephone system, the installation of which was substantially complete at the end of 2008, is being depreciated over seven years.  All other hardware and software as well as furniture and office equipment is depreciated over five years.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term.  The Company anticipates that it will enhance its current financial reporting and accounting system platform sometime in fiscal 2014.

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
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis in order to determine if any impairment in value has occurred.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. An assessment of those qualitative factors or the application of the goodwill impairment test requires significant judgment including but not limited to the assessment of the business, its management and general market conditions, estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company formally assesses these qualitative factors and, if necessary, conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a material change in management or its key personnel and/or slower expected growth rates, among others.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  The Company looks to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units.  The Company determined there was no impairment during the fiscal years ended December 28, 2013 and December 29, 2012.  In both years, the Company determined that is was only necessary to assess qualitative factors and therefore did not perform a two-step impairment test.

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

Software

In accordance with “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended December 28, 2013 and December 29, 2012, the Company capitalized approximately $443 and $101, respectively, for software costs.  At December 28, 2013 the net balance after accumulated depreciation for all software costs capitalized was $505.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
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
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

See description of revenue recognition policy for construction management and engineering services above in “transit receivables and transit payables.”  Such revenues recognized were approximately 18.0% of total revenues for the year ended December 28, 2013 as compared to 10.5% for the prior year.

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

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company may: a) engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  Similarly, the Company’s Information Technology segment acts as an agent for a major staffing client.  The Company manages the staffing requirements for a division of the client and numerous staffing agencies provide staff and the Company collects a service fee.  During the fifty-two week period ended December 28, 2013, total gross billings, including both transit cost billings and the Company’s earned fees, was $67.3 million, for which the Company recognized $30.7 million of its net fee as revenue.  During the fifty-two week period ended December 29, 2012, total gross billings, including both transit cost billings and the Company’s earned fees, was $64.8 million, for which the Company recognized $15.3 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $4.0 million and related transit accounts payable was $3.9 million, a net receivable of $0.1 million, as of December 28, 2013.  The transit accounts receivable was $10.0 million and related transit accounts payable was $12.0 million, a net payable of $2.0 million, as of December 29, 2012.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Revenues are recorded on a gross basis.  Such revenues are not significant for the years ended December 28, 2013 and December 29, 2012.

Concentration

During the fiscal year ended December 28, 2013, Ontario Power Group (the Company primarily services Ontario Power Generation as a subcontractor through Black and McDonald Limited) and United Technologies Corporation accounted for 18.6% and 12.6% of the Company’s revenues, respectively, and as of December 28, 2013 represented 21.8% and 5.3% of the Company’s accounts receivable, net. No other customer accounted for 10% or more of the Company’s revenues.  As of December 28, 2013, New York Power Authority total accounts receivable balance (including transit accounts receivable of $2.2 million) was $10.2 million or 16.6% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company’s accounts receivable, net. The Company’s five, ten and twenty largest customers accounted for approximately 45.2%, 56.5% and 65.6%, respectively, of the Company’s revenues for fiscal year ended December 28, 2013.

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
Fiscal Years Ended December 28, 2013 and December 29, 2012
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

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $490 and $497 for the fiscal years ended December 28, 2013 and December 29, 2012, respectively.

2.	FISCAL YEAR

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both fiscal years ended December 28, 2013 (fiscal 2013) and December 29, 2012 (fiscal 2012) were a 52-week reporting years.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
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

4.ACCOUNTS RECEIVABLE

The Company’s accounts receivable are comprised as follows:

	December 28, 2013	December 29, 2012
Billed	$35,415	$26,600
Accrued and unbilled	7,895	4,761
Work-in-progress	13,394	13,552
Allowance for doubtful accounts and sales discounts	(978)	(1,207)

Accounts receivable, net	$55,726	$43,706

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 28, 2013	December 29, 2012
Equipment and furniture	$2,454	$2,366
Computers and systems	5,670	5,204
Leasehold improvements	633	949
	8,757	8,519

Less: accumulated depreciation and amortization	6,466	6,639

Property and equipment, net	$2,291	$1,880

The Company writes off fully depreciated assets each year.  In the fiscal years ended December 28, 2013 and December 29, 2012, write-offs were $1,169 and $1,466, respectively.  For the fiscal years ended December 28, 2013 and December 29, 2012, depreciation expense was $995 and $1,193, respectively.

6.ACQUISITIONS

General

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments

As of December 28, 2013, the Company had one active acquisition agreement whereby additional contingent consideration may be earned.  Effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”) as more fully described below. The Company estimates future contingent payments at December 28, 2013 as follows:

Period Ending
December 28, 2013	$313
January 3, 2015	210
January 2, 2016	222
December 31, 2016	263
Estimated future contingent consideration payments	$1,008

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA are capped at a maximum of $3.0 million cumulatively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of December 28, 2013.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.ACQUISITIONS (CONTINUED)

Future Contingent Payments (Continued)

During the fiscal years ended December 28, 2013 and December 29, 2012, the Company reduced its liability for contingent consideration by $92 and $135, respectively, which relates to the 2009 acquisition of Project Solutions Group, Inc. and is reflected in other income.  The Company paid no contingent consideration during the fiscal years ended December 28, 2013 and December 29, 2012.

	Short Term	Long Term	Total
Contingent consideration balance as of December 29, 2012	$309	$713	$1,022
Liability reduced in current year	(92)	-	(92)
Moved from long term to short term	306	(306)	-

Contingent consideration balance as of December 28, 2013	$523	$407	$930

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
Fiscal Years Ended December 28, 2013 and December 29, 2012
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

Pro Forma Results of Operations

The following (unaudited) results of operations have been prepared assuming the BGA acquisition had occurred as of the beginning of the fifty-two week period ended December 29, 2012. Those results are not necessarily indicative of results of future operations or of results that would have occurred had the acquisition occurred as of the beginning of the period presented.

Proforma Results for the Fiscal Year Ended
December 29, 2012
Revenues	$148,420
Operating income	$5,363
Basic and diluted earnings per share	$0.26

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

The carrying amount of goodwill at both December 28, 2013 and December 29, 2012 for the Company’s Engineering, Information Technology and Specialty Health Care segments was $2,326, $5,516 and $1,703, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8.INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the fiscal years ended December 28, 2013 and December 29, 2012 are as follows:

	Engineering	Information Technology	Total
Balance as of December 31, 2011	$ -	$210	$210

Intangibles acquired	250	-	250

Amortization of intangibles during fiscal 2012	(24)	(104)	(128)

Balance as of December 29, 2012	$226	$106	$332

Amortization of intangibles during fiscal 2013	(47)	(69)	(116)

Balance as of December 28, 2013	$179	$37	$216

Schedule of Intangible Assets by class at December 28, 2013:

	Engineering	Information Technology	Total
Restricted covenants	$44	$ -	$44

Customer relationships	135	37	172

Balance as of December 28, 2013	$179	$37	$216

Expected Future Amortization Expense:

Fiscal Year	Engineering	Information Technology	Total
2014	$47	$32	$79
2015	48	5	53
2016	39	-	39
2017	30	-	30
2018	15	-	15

Total	$179	$37	$216

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
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

There were no borrowings during the fiscal year ended December 28, 2013 and fiscal year ended December 29, 2012.  At December 28, 2013 and December 29, 2012, there were letters of credit outstanding for $0.8 million.  At December 28, 2013, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for fiscal years ended December 28, 2013 and December 29, 2012 was determined as follows:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012
Basic weighted average shares outstanding	12,343,261	12,343,426
Dilutive effect of outstanding stock options	135,111	196,709

Weighted average dilutive shares outstanding	12,478,372	12,540,135

There were 97,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for both the fiscal year ended December 28, 2013 and December 29, 2012.  These were determined to be anti-dilutive because the exercise prices of these shares for the period were higher than the average price of all shares for the same period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.  PER SHARE DATA (CONTINUED)

Unissued shares of common stock were reserved for the following purposes:

	December 28, 2013	December 29, 2012

Exercise of options outstanding	276,900	307,400
Restricted stock awards outstanding	300,000	350,000
Future grants of options or shares	34,100	34,100
Shares reserved for employee stock purchase plan	189,576	247,752

Total	800,576	939,252

11.SHARE BASED COMPENSATION

At December 28, 2013, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $849 and $169 was recognized for the fiscal year ended December 28, 2013 and December 29, 2012, respectively.

As of December 28, 2013, the Company had approximately $1.1 million of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

The Company granted 5,000 stock options and 40,000 restricted stock units during the fiscal year ended December 28, 2013 and 55,000 stock options and 350,000 restricted stock units during the fiscal year ended December 29, 2012.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.SHARE BASED COMPENSATION (CONTINUED)

The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the grants as of the grant date.  The expected term of grant is based on historical stock option exercise experience.  The Company used its historical stock price volatility to compute the expected stock price volatility.  The expected dividend yield is based on the Company’s fiscal 2013 dividend rate.  The annual forfeiture rate is based on the Company’s historical experience.  The Black-Scholes option weighted average assumptions used in the valuation of share based awards for the fiscal years ended December 28, 2013 and December 29, 2012 were as follows:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012
Weighted average risk-free interest rate	1.74%	0.71%
Expected term of option	5 years	5 years
Expected stock price volatility	52%	61%
Expected dividend yield	0.00%	0.00%
Annual forfeiture rate	5.98%	4.68%
Weighted-average grant date fair value	$2.94	$2.85

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant.  As of December 28, 2013, options to purchase 132,000 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors could award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determined the vesting period at the time of grant.  As of December 28, 2013, options to purchase 70,500 shares of common stock granted under the 2000 Plan were outstanding.

The 1996 Plan and 2000 Plan are expired and therefore no shares are available for issuance.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.SHARE BASED COMPENSATION (CONTINUED)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of December 28, 2013, under the 2007 Plan, 34,100 shares of common stock were available for future grants and options to purchase 74,400 shares of common stock, as well as 300,000 restricted stock units, were outstanding.

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

To date, the Company has only issued restricted stock units under the 2007 Plan.  The following summarizes the restricted stock units activity under the 2007 Plan during 2013:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2012	350	$5.62
Granted	40
Vested	(50)
Forfeited or expired	(40)
Outstanding non-vested at December 28, 2013	300	$5.72

Based on the closing price of the Company’s common stock of $6.95 per share on December 27, 2013, the intrinsic value of the non-vested restricted stock units at December 28, 2013 was $2.1 million.  As of December 28, 2013, there was approximately $1.0 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 22.5 months.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards

Transactions related to all stock options under all plans are as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2011	916,594	$4.24
Options granted	55,000	$5.54
Options exercised, net	(392,376)	$3.85
Options forfeited in cashless exercises	(243,268)
Options forfeited/cancelled	(28,550)	$3.88

Options outstanding as of December 29, 2012	307,400	$5.34

Options exercisable as of December 29, 2012	252,400	$5.29

Intrinsic value of outstanding stock options as of December 29, 2012	$167

Intrinsic value of stock options exercised in fiscal year ended December 29, 2012	$1,468

Weighted average grant date fair value of stock options issued during fiscal year ended December 29, 2012	$2.85

Options outstanding as of December 29, 2012	307,400	$5.34
Options granted	5,000	$5.78
Options exercised, net	(27,500)	$4.15
Options forfeited/cancelled	(8,000)	$5.16

Options outstanding as of December 28, 2013	276,900	$5.47

Options exercisable as of December 28, 2013	221,900	$5.45

Intrinsic value of outstanding stock options as of December 28, 2013	$504

Intrinsic value of stock options exercised in fiscal year ended December 28, 2013	$44

Weighted average grant date fair value of stock options issued during fiscal year ended December 28, 2013	$2.94

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

A summary of the status of our nonvested stock options outstanding as of December 28, 2013, and changes during the year then ended is presented as follows:

Nonvested Stock Options	Shares	Weighed-Average Grant-Date Fair Value
Nonvested at December 29, 2012	55,000	$2.85
Vested	0
Forfeited	(5,000)	$2.88
Issued nonvested	5,000	$2.94
Nonvested at December 28, 2013	55,000	$2.86

The following table summarizes information about stock options outstanding at December 28, 2013:

Range of Exercise Prices	Number of Outstanding Options		Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$2.50 - $2.50	1,000	1,000	5.96	5.96	$2.50	$2.50
$4.16 - $5.78	233,400	178,400	3.41	1.80	$4.82	$4.60
$6.44 - $9.16	17,500	17,500	1.06	1.06	$8.01	$8.01
$9.81 - $9.81	25,000	25,000	3.55	3.55	$9.81	$9.81
	276,900	221,900	3.28	1.96	$5.47	$5.45

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001.  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  During the fiscal years ended December 28, 2013 and December 29, 2012, there were 58,176 and 29,205 shares issued under the Purchase Plan for net proceeds of $259 and $128, respectively.  As of December 28, 2013, there were 189,576 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended December 28, 2013 and December 29, 2012 was $106 and $65, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

12.	TREASURY STOCK TRANSACTIONS

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the fiscal year ended December 28, 2013, the Company repurchased 15,450 shares for an average price of $5.35 per share.  Since the inception of its share repurchase program and through December 28, 2013, the Company has purchased 1,473,306 shares at a total cost of approximately $7.5 million, or an average price of $5.09.  As of January 4, 2013, the Company used 100% of the funds approved by its Board of Directors in February 2010 to repurchase the Company’s common stock.

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  As of December 28, 2013, the Company had not purchased any shares under this additional repurchase program.

13.	NEW ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company’s adoption of the amended guidance did not have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

14.SEGMENT INFORMATION

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 28, 2013.)

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.SEGMENT INFORMATION (CONTINUED)

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Fiscal Year Ended December 28, 2013	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$86,742	$55,263	$28,773	$ -	$170,778

Cost of services	67,005	39,412	20,000	-	126,417

Selling, general and administrative	14,357	13,540	7,617	-	35,514

Non-recurring charges	342	142	-	4,697	5,181

Depreciation and amortization	702	300	109	-	1,111

Operating income	$4,336	$1,869	$1,047	($4,697)	$2,555

Total assets	$42,951	$14,472	$14,334	$14,767	$86,524
Capital expenditures	$1,142	$78	$35	$151	$1,406

Fiscal Year Ended December 29, 2012	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$66,631	$52,165	$27,021	$ -	$145,817

Cost of services	50,733	36,931	18,438	-	106,102

Selling, general and administrative	12,124	13,703	7,339	-	33,166

Depreciation and amortization	720	477	124	-	1,321

Operating income	$3,054	$1,054	$1,120	$ -	$5,228

Total assets	$39,441	$15,494	$10,419	$19,194	$84,548
Capital expenditures	$340	$59	$8	$104	$511

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.SEGMENT INFORMATION (CONTINUED)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the fiscal years ended December 28, 2013 and December 29, 2012 are as follows:

	Fiscal Year Ended
	December 28,	December 29,
	2013	2012
Revenues
United States	$130,589	$120,327
Canada	34,989	20,641
Puerto Rico	5,200	4,849
	$170,778	$145,817

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	December 28,	December 29,
	2013	2012
Total Assets
United States	$62,198	$68,364
Canada	22,993	14,612
Puerto Rico	1,333	1,572
	$86,524	$84,548

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012
Current
Federal	$450	$1,028
State and local	407	420
Foreign	416	(129)

	1,273	1,319
Deferred
Federal	(541)	617
State	(157)	179
Foreign	22	(12)

	(676)	784

Total	$597	$2,103

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012
United States	$1,175	$5,790
Foreign Jurisdictions	1,412	(460)

	$2,587	$5,330

The consolidated effective income tax rate for the current year was 24.1% as compared to 39.5% for the comparable prior year period, principally due to the reversal of liability for the uncertain tax position in the current year.  The income tax provisions for continuing operations reconciled to the tax computed at the statutory Federal rate are:

	December 28, 2013	December 29, 2012
Tax at statutory rate (credit)	34.0%	34.0%
State income taxes, net of Federal income tax benefit	6.5	7.4
Permanent differences	2.6	(2.4)
Foreign income tax rate	(1.6)	0.30
Reverse liability for amended return	(18.3)	-
Other, net	0.9	0.2
Total income tax expense	24.1%	39.5%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.      INCOME TAXES (CONTINUED)

A reconciliation of the unrecognized tax benefits for the year December 28, 2013:

Unrecognized Tax Benefits

Balance as of December 29, 2012	$473
Charges for current year tax positions	(473)
Reserves for current year tax position	628

Balance as of December 28, 2013	$628

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

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The Company recorded no expense for penalties or interest in the fiscal years ended December 28, 2013 and December 29, 2012.

At December 28, 2013 and December 29, 2012, deferred tax assets and liabilities consist of the following:

	December 28, 2013	December 29, 2012
Deferred tax assets:
Allowance for doubtful accounts	$391	$483
Acquisition amortization, net	1,642	2,214
Reserves and accruals	1,556	432
Other	338	179
Total deferred tax assets	3,927	3,308

Deferred tax liabilities:
Prepaid expense deferral	(367)	(436)
Bonus depreciation to be reversed	(118)	(129)
Canada deferred tax liability, net	(132)	(73)
Total deferred tax liabilities	(617)	(638)
Total deferred tax assets, net	$3,310	$2,670

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
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

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.2 million as of December 28, 2013 and December 29, 2012.  Asserted claims in these matters seek approximately $10.7 million in damages as of December 28, 2013.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.   RETIREMENT PLANS

Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada and Puerto Rico (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended December 28, 2013 and December 29, 2012 were $424 and $373, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.COMMITMENTS

Executive Severance Agreements with Kevin Miller and Rocco Campanelli

The Company is a party to Executive Severance Agreements (the “Executive Severance Agreements”) with Rocco Campanelli, the Company’s President and Chief Executive Officer as of February 28, 2014, and Kevin Miller, the Company’s Chief Financial Officer, which set forth the terms and conditions of certain payments to be made by the Company to each executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) the executive remains continuously employed with the Company for a specified period of time following the Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller).

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
Fiscal Years Ended December 28, 2013 and December 29, 2012
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

As of December 28, 2013, the Company also had various employment arrangements with Mr. Kopyt.  Mr. Kopyt will retire effective on February 28, 2014 and his severance arrangements will be in accordance with the Separation Agreement and General Release between him and the Company entered into as of January 22, 2014.

Operating Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2014	$2,904
2015	2,601
2016	1,863
2017	1,509
2018	1,302
Thereafter	508
Total	$10,687

Rent expense for the fiscal years ended December 28, 2013 and December 29, 2012 was $2,896 and $2,978, respectively.

The Company subleases space to other tenants at various office locations under cancelable lease agreements.  During the fiscal years ended December 28, 2013 and December 29, 2012 payments of approximately $203 and $356, respectively, were received under these leasing arrangements.  The Company offsets these payments against its rent expense for reporting purposes.

19.RELATED PARTY TRANSACTIONS

Richard Machon, a director of the Company, from time to time provides consulting services to the Company or for clients of the Company through Mr. Machon’s company, Machon & Associates.  The Company paid Machon & Associates $43 and $45 during the fiscal years ended December 28, 2013 and December 29, 2012, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

20.SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal Year Ended December 28, 2013

	Sales	Gross Profit	Operating Income	Net Income	Diluted Income Per Share
1st Quarter	$41,230	$10,621	$1,514	$960	$0.08
2nd Quarter	42,379	11,262	1,714	1,470	0.12
3rd Quarter	41,320	10,684	1,806	1,142	0.09
4th Quarter*	45,849	11,794	(2,479)	(1,582)	(0.13)

Total	$170,778	$44,361	$2,555	$1,990	$0.16

*Includes severance and other charges of $4.8 million (see note 21).

Fiscal Year Ended December 29, 2012

	Sales	Gross Profit	Operating Income	Net Income	Diluted Income Per Share
1st Quarter	$38,206	$10,285	$1,776	$1,059	$0.08
2nd Quarter	35,753	9,656	1,015	505	0.04
3rd Quarter	34,839	9,675	1,107	634	0.05
4th Quarter	37,019	10,099	1,330	1,029	0.09

Total	$145,817	$39,715	$5,228	$3,227	$0.26

21.  SEVERANCE AND OTHER CHARGES

The Company recognized $5.2 million in severance and other charges for the fiscal year ended December 28, 2013 as compared to zero for the comparable prior year period.  The Company incurred expenses of $4.5 million related to events leading to the election to our Board of Directors on December 5, 2013 of two candidates nominated by a group of our stockholders and the subsequent retirement of Leon Kopyt, the Company’s President and Chief Executive Officer.  The Company incurred severance and other related expenses of $2.9 million as a result of the voluntary retirement of Mr. Kopyt.  In December 2013, Mr. Kopyt notified the Company of his intention to retire and offered to negotiate a lower severance amount than he would have been otherwise contractually entitled to under his severance agreement upon change of control of the Company.  The negotiation with Mr. Kopyt was conducted as the central part of a global settlement agreement with Legion Partners.  The Company, Legion Partners and Mr. Kopyt agreed on the reduced severance amount in fiscal 2013 contingent upon other provisions ultimately  finalized in an agreement signed on January 22, 2014.  Mr. Kopyt’s retirement became effective on February 28, 2014.  The Company also incurred $1.6 million related to the proxy contest leading to the December 5, 2013 annual meeting, consisting of $1.0 million incurred by the Company and $0.6 million incurred by the stockholder group, which the Company agreed to reimburse.

The Company also incurred $0.5 million in facilities consolidation charges and $0.2 million in professional fees related to a research and development tax credit study.  The facilities consolidation charges were incurred because the Company’s Canadian operations elected to consolidate its Mississauga location into its expanded Pickering location and closed its Mason, Ohio office.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RCM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) and Subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the fiscal years in the two-year period ended December 28, 2013.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 28, 2013 and December 29, 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts and Reserves for each of the fiscal years in two-year period ended December 28, 2013.  In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

EisnerAmper LLP

Iselin, New Jersey
February 27, 2014

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended December 28, 2013 and December 29, 2012
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Fiscal Year Ended December 28, 2013

Allowance for doubtful accounts on trade receivables	$1,207	$301	($530)	$978

Provision for contingencies for legal matters	$175	$88	($75)	$188

Fiscal Year Ended December 29, 2012

Allowance for doubtful accounts on trade receivables	$1,455	$150	$398	$1,207

Provision for contingencies for legal matters	$340	$25	$190	$175

EXHIBIT INDEX

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of EisnerAmper LLP.

(31.1)	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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
RCM Technologies (USA), Inc.
RCMT Delaware, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of RCM Technologies, Inc. and Subsidiaries on Form S8 (No. 333-165482, effective March 15, 2010, No. 333-145904, effective September 6, 2007, No. 333-61306, effective April 21, 1993, No. 333-80590, effective June 22, 1994, No. 333-48089, effective March 17, 1998, No. 333-52206, effective December 19, 2000 and No. 333-52480, effective December 21, 2000) of our report dated February 27, 2014, on our audits of the consolidated financial statements and financial statement schedule as of December 28, 2013 and December 29, 2012 and for each of the fiscal years in the two-year period ended December 28, 2013, which report is included in this Annual Report on Form 10-K.

EISNERAMPER LLP

Iselin, NJ
February 27, 2014

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

Date: February 27, 2014	/s/	Leon Kopyt
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

Date: February 27, 2014	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 28, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leon Kopyt, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Leon Kopyt
Leon Kopyt Chairman, President, Chief Executive Officer and Director February 27, 2014

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 28, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary February 27, 2014

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.