Form 10-Q
period 2014-03-29
RCM TECHNOLOGIES INC
filed 2014-05-08
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Common Stock, $0.05 par value, 12,467,321 shares outstanding as of May 7, 2014.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 29, 2014 and December 28, 2013
(In thousands, except share and per share amounts)

	March 29,	December 28,
	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,595	$9,317
Accounts receivable, net	59,955	55,726
Transit accounts receivable	4,265	3,953
Prepaid expenses and other current assets	3,101	1,875
Deferred income tax assets, domestic	1,821	1,833
Total current assets	74,737	72,704

Property and equipment, net	2,482	2,291

Other assets:
Deposits	202	159
Goodwill	9,545	9,545
Intangible assets, net	196	216
Deferred income tax assets, domestic	1,462	1,609
Total other assets	11,405	11,529

Total assets	$88,624	$86,524

Current liabilities:
Accounts payable and accrued expenses	$9,708	$9,671
Transit accounts payable	4,282	3,905
Accrued payroll and related costs	11,154	10,104
Income taxes payable	95	404
Deferred income tax liability, foreign	125	132
Contingent consideration	210	523
Total current liabilities	25,574	24,739

Contingent consideration	407	407

Total liabilities	25,981	25,146

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,940,627 shares issued and 12,467,321 shares outstanding at March 29, 2014 and 13,892,265 shares issued and 12,418,959 shares outstanding at December 28, 2013	697	695
Additional paid-in capital	110,996	110,605
Accumulated other comprehensive income	484	815
Accumulated deficit	(42,034)	(43,237)
Treasury stock common (1,473,306 shares at March 29, 2014 and December 28, 2013, at cost)	(7,500)	(7,500)
Stockholders’ equity	62,643	61,378

Total liabilities and stockholders’ equity	$88,624	$86,524

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen Week Periods Ended March 29, 2014 and March 30, 2013 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013

Revenues	$48,569	$41,230
Cost of services	36,312	30,609
Gross profit	12,257	10,621

Operating costs and expenses
Selling, general and administrative	9,844	8,693
Severance and other charges	104	145
Depreciation and amortization	271	269
	10,219	9,107

Operating income	2,038	1,514

Other (expense) income
Interest expense and other, net	(14)	(6)
Reduction in contingent consideration	-	92
(Loss) gain on foreign currency transactions	(48)	5
	(62)	91

Income before income taxes	1,976	1,605
Income tax expense	773	645

Net income	$1,203	$960

Basic and diluted net earnings per share	$0.10	$0.08

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Week Periods Ended March 29, 2014 and March 30, 2013 (Unaudited) (In thousands)

	March 29, 2014	March 30, 2013

Net income	$1,203	$960
Foreign currency translation adjustment	(331)	(274)
Comprehensive income	$872	$686

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Thirteen Week Period Ended March 29, 2014 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2013	13,892,265	$695	$110,605	$815	($43,237)	1,473,306	($7,500)	$61,378

Issuance of stock under employee stock purchase plan	33,862	1	154	-	-	-	-	155
Translation adjustment	-	-	-	(331)	-	-	-	(331)
Issuance of stock upon exercise of stock options	14,500	1	63	-	-	-	-	64
Share-based compensation expense	-	-	174	-	-	-	-	174
Net income	-	-	-	-	1,203	-	-	1,203

Balance, March 29, 2014	13,940,627	$697	$110,996	$484	($42,034)	1,473,306	($7,500)	$62,643

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended March 29, 2014 and March 30, 2013 (Unaudited) (In thousands)

	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$1,203	$960

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	271	269
Changes in fair value of contingent consideration	-	(92)
Stock-based compensation expense	174	173
Provision for allowance for doubtful accounts	18	(233)
Deferred income tax expense	159	165
Changes in assets and liabilities:
Accounts receivable	(4,247)	(5,893)
Transit accounts receivable	(312)	3,233
Prepaid expenses and other current assets	(1,227)	455
Accounts payable and accrued expenses	36	1,259
Transit accounts payable	377	(1,501)
Accrued payroll and related costs	1,050	911
Income taxes payable	(309)	367
Total adjustments	(4,010)	(887)
Net cash (used in) provided by operating activities	(2,807)	73

Cash flows from investing activities:
Property and equipment acquired	(442)	(313)
Increase in deposits	(42)	-
Net cash used in investing activities	(484)	(313)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	155	120
Exercise of stock options	64	30
Common stock repurchases	-	(83)
Contingent consideration paid	(313)	-
Net cash (used in) provided by financing activities	(94)	67
Effect of exchange rate changes on cash and cash equivalents	(337)	(54)
Decrease in cash and cash equivalents	(3,722)	(227)
Cash and cash equivalents at beginning of period	9,317	14,123

Cash and cash equivalents at end of period	$5,595	$13,896

Supplemental cash flow information:
Cash paid for:
Interest	$23	$21
Income taxes	$677	$18

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 28, 2013 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments except for the reduction of the contingent consideration pertaining to the PSG acquisition) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week periods ended March 29, 2014 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 28, 2013 was a 52-week reporting year.  The first fiscal quarters of 2014 and 2013 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
March 29, 2014	Thirteen	Thirteen
March 30, 2013	Thirteen	Thirteen

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	March 29, 2014	December 28, 2013
Billed	$42,321	$35,415
Accrued and unbilled	5,901	7,895
Work-in-progress	12,620	13,394
Allowance for doubtful accounts and sales discounts	(887)	(978)

Accounts receivable, net	$59,955	$55,726

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $4.3 million and related transit accounts payable was $4.3 million, for a negligible net liability, as of March 29, 2014.

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

Property and equipment are comprised of the following:

	March 29, 2014	December 28, 2013
Equipment and furniture	$2,340	$2,454
Computers and systems	5,330	5,670
Leasehold improvements	628	633
	8,298	8,757

Less: accumulated depreciation and amortization	5,816	6,466

Property and equipment, net	$2,482	$2,291

The Company periodically writes off fully depreciated assets.  The Company wrote off fully depreciated assets of $902 and $1,143 for the thirteen week periods ended March 29, 2014 and March 30, 2013, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.

Future Contingent Payments
As of March 29, 2014, the Company had one active acquisition agreement whereby additional contingent consideration may be earned.  Effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”) as more fully described below. The Company estimates future contingent payments at March 29, 2014 as follows:

Period Ending
January 3, 2015	$210
January 2, 2016	222
December 31, 2016	263
Estimated future contingent consideration payments	$695

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA are capped at a maximum of $2.7 million cumulatively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of March 29, 2014.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $0.3 million in contingent consideration during the thirteen week period ended March 29, 2014.  The Company did not pay any contingent consideration in the comparable prior year period.  There were no other changes to the fair value of the contingent consideration during the thirteen week period ended March 29, 2014.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required.  The Company formally assesses these qualitative factors, and if necessary, conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year or if indicators of impairment exist.  As of November 1, 2013, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists.  There have been no indicators of impairment since such date and as such no need to conduct any further impairment tests.

The carrying amount of goodwill at both March 29, 2014 and December 28, 2013 for the Company’s Engineering, Information Technology and Specialty Health Care segments was $2,326, $5,516 and $1,703, respectively.

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

The following table reflects the components of net intangible assets, excluding goodwill:

	Engineering	Information Technology	Total
Balance as of December 28, 2013	$179	$37	$216

Amortization of intangibles during the thirteen week period ended March 29, 2014	12	8	20

Balance as of March 29, 2014	$167	$29	$196

The Company periodically writes off fully amortized intangible assets.  The Company did not write off any fully amortized intangibles for the thirteen week periods ended March 29, 2014 and March 30, 2013.

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

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to borrow to pay dividends.  As of March 29, 2014 and during all periods presented, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

There were no borrowings during the thirteen week periods ended March 29, 2014 and March 30, 2013.  At both March 29, 2014 and December 28, 2013, there were letters of credit outstanding for $0.8 million.  At March 29, 2014, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirteen week periods ended March 29, 2014 and March 30, 2013 was determined as follows:

	Thirteen Week Periods Ended
	March 29, 2014	March 30, 2013

Basic weighted average shares outstanding	12,455,004	12,311,066
Dilutive effect of outstanding stock options	184,634	71,711

Weighted average dilutive shares outstanding	12,639,638	12,382,777

There were 30,000 and 97,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the thirteen week periods ended March 29, 2014 and March 30, 2013, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the period were higher than the average market price of the Company’s common stock for the same period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	March 29, 2014	December 28, 2013

Exercise of options outstanding	252,400	276,900
Restricted stock awards outstanding	300,000	300,000
Future grants of options or shares	34,100	34,100
Shares reserved for employee stock purchase plan	155,714	189,576

Total	742,214	800,576

11.	Share-Based Compensation

At March 29, 2014, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $174 and $173 was recognized for the thirteen week periods ended March 29, 2014 and March 30, 2013, respectively.

As of March 29, 2014, the Company had approximately $965 of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options were generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of March 29, 2014, options to purchase 118,500 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of March 29, 2014, options to purchase 59,500 shares of common stock granted under the 2000 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

The 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of March 29, 2014, under the 2007 Plan, 34,100 shares of common stock were available for future grants and options to purchase 74,400 shares of common stock, as well as 300,000 restricted stock units, were outstanding.

Stock Options

There were no options granted during the thirteen week period ended March 29, 2014 and 5,000 options granted during the thirteen week period ended March 30, 2013.  Activity regarding outstanding options for the thirteen week period ended March 29, 2014 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 28, 2013	276,900	$5.47
Options granted	-	-
Options exercised	(14,500)	$4.42
Options forfeited/cancelled	(10,000)	$9.16

Options outstanding as of March 29, 2014	252,400	$5.38

Options outstanding price range at March 29, 2014	$2.50 - $9.81	$5.38

Options exercisable as of March 29, 2014	197,400	$5.33

Intrinsic value of outstanding stock options as of March 29, 2014	$386

Intrinsic value of stock options exercised for the thirteen week period ended March 29, 2014	$31

As of March 29, 2014, the Company had approximately $65 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Restricted Stock Units

From time-to-time the Company issues restricted stock units.  These restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the three year vesting period become due and payable after the three year vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for restricted share units that ultimately do not vest are forfeited.

To date, the Company has only issued restricted stock units under the 2007 Plan.  The following summarizes the restricted stock units activity under the 2007 Plan during 2014:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2013	300	$5.72
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at March 29, 2014	300	$5.72

Based on the closing price of the Company’s common stock of $6.59 per share on March 28, 2014, the intrinsic value of the non-vested restricted stock units at March 29, 2014 was approximately $2.0 million.  As of March 29, 2014, there was approximately $0.9 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 19.5 months.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of December 30, 2013) was 33,862.  As of March 29, 2014, there were 155,714 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

Our Board of Directors instituted a share repurchase program in February 2010, which authorized the repurchase of up to $7.5 million of the Company’s outstanding shares of our common stock at prevailing market prices, from time to time over the subsequent 12 months.  In February 2011, the share repurchase program was extended through February 2013.  During the fiscal year ended December 28, 2013, the Company repurchased 15,450 shares for an average price of $5.35 per share.  Over the life of this share repurchase program, the Company purchased 1,473,306 shares at a total cost of approximately $7.5 million, or an average price of $5.09.

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  As of March 29, 2014, the Company had not purchased any shares under this additional repurchase program.

13.	New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the thirteen week period ended March 29, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, that are of material significance, or have potential material significance, to the Company.

14.	Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 28, 2013).

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended March 29, 2014	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$24,724	$15,019	$8,826	$ -	$48,569

Cost of services	19,488	10,480	6,344	-	36,312

Selling, general and administrative	3,907	3,654	2,283	-	9,844

Severance and other charges	-	-	-	104	104

Depreciation and amortization	193	56	22	-	271

Operating income	$1,136	$829	$177	($104)	$2,038

Total assets	$46,547	$15,332	$14,562	$12,183	$88,624
Capital expenditures	$350	$ -	$83	$9	$442

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirteen Week Period Ended March 30, 2013	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$20,310	$13,994	$6,926	$ -	$41,230

Cost of services	15,799	9,983	4,827	-	30,609

Selling, general and administrative	3,478	3,461	1,754	-	8,693

Severance and other charges	82	-	-	63	145

Depreciation and amortization	155	85	29	-	269

Operating income	$796	$465	$316	($63)	$1,514

Total assets	$41,361	$14,894	$11,746	$18,284	$86,285
Capital expenditures	$273	$20	$4	$16	$313

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirteen week periods ended March 29, 2014 and March 30, 2013 are as follows:

	Thirteen Week Periods Ended
	March 29, 2014	March 30, 2013
Revenues
U. S.	$35,809	$32,583
Canada	11,485	7,386
Puerto Rico	1,275	1,261
	$48,569	$41,230

Total assets by geographic area as of the reported periods are as follows:

	March 29, 2014	December 28, 2013
Total assets
U. S.	$62,350	$62,198
Canada	24,811	22,993
Puerto Rico	1,463	1,333
	$88,624	$86,524

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Income Taxes

The projected fiscal 2014 effective income tax rate as of March 29, 2014 is approximately 41.7% and 34.4% in the United States and Canada, respectively, and has yielded a consolidated effective income tax rate of approximately 39.1% for the thirteen week period ended March 29, 2014.  As of March 30, 2013, the Company estimated that its fiscal 2013 income tax rates would be approximately 42.6% and 30.1% in the United States and Canada, respectively, which yielded a consolidated effective income tax rate of approximately 40.2% for the thirteen week period ended March 30, 2013.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the company.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating approximately $0.1 million as of March 29, 2014 and December 28, 2013.  Asserted claims in these matters seek approximately $10.6 million in damages as of March 29, 2014.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.  Severance and Other Charges

During the year ended December 28, 2013, the Company incurred one-time charges related to three endeavors: 1) facilities consolidation charges - the Company elected to consolidate its Canadian operations by consolidating its Mississauga location into its expanded Pickering location, and the Company closed its Mason, Ohio office. The costs associated with the consolidation of offices in Canada primarily related to statutory severance requirements resulting from labor laws in Canada.  The charges associated with the Company’s closed Mason, Ohio office represent future rent payments whereby the Company will not utilize the premises; 2) the Company engaged in a contested proxy solicitation which culminated in a group of stockholders winning two seats on the Company’s board of directors and the subsequent retirement of its President and Chief Executive Officer, Leon Kopyt; and 3) the Company incurred professional fees connected with a research and development tax credit study related to prior tax years.

The Company incurred $0.1 million in severance and other charges in both the thirteen week periods ended March 29, 2014 and the comparable prior year period.  The costs in the current period primarily related to professional fees associated with the settlement agreements entered into following the Company’s fiscal 2013 proxy contest.  The costs in the comparable prior year period primarily related to facilities consolidation charges.

As of December 28, 2013 and March 29, 2014 the Company accrued $2.5 million for severance for Mr. Kopyt to be paid during the third quarter of fiscal 2014.  As of March 29, 2014 the Company’s prepaid expenses and other current assets includes $1.7 million funded to a Rabbi Trust which represents the net after tax severance obligation to be paid to Mr. Kopyt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (v) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (vi) the Company’s ability to obtain financing on satisfactory terms; (vii) the reliance of the Company upon the continued service of its executive officers; (viii) the Company’s ability to remain competitive in the markets that it serves; (ix) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (x) the risk of claims being made against the Company associated with providing temporary staffing services; (xi) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xii) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xiii) uncertainties in predictions as to the future need for the Company’s services; (ix) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xv) the costs of conducting and the outcome of litigation involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xvi) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (xvii) other economic, competitive and governmental factors affecting the Company’s operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Overview

RCM participates in a market that is cyclical in nature and sensitive to economic changes.  As a result, the impact of economic changes on revenues and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

The Company experienced an increase in revenues of 17.8% during the thirteen week period ended March 29, 2014 as compared to the comparable prior year period.   The Engineering, Information Technology and Specialty Healthcare segments experienced growth of 21.7%, 7.3% and 27.4%, respectively. The Company is optimistic that overall results for the remaining three quarters of fiscal 2014 should remain favorable as compared to the comparable prior year periods.

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

Transit Accounts Receivable and Transit Accounts Payable
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the thirteen week period ended March 29, 2014, total gross billings, including both transit cost billings and the Company’s earned fees, was $14.6 million, for which the Company recognized $11.0 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $4.3 million and related transit accounts payable was $4.3 million, for a negligible net liability, as of March 29, 2014.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of March 29, 2014, the Company had domestic short term deferred tax assets of $1.8 million, total domestic long term net deferred income tax assets of $1.5 million and foreign short-term deferred tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

The Company had an unrecognized tax benefit of $0.6 million as of March 29, 2014 and December 28, 2013.  There were no changes to unrecognized tax benefits during the comparable prior year period.

Accrued Bonuses

The Company pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of financial performance and qualitative measures. Executive management, field management and certain corporate employees’ bonuses are accrued throughout the year for payment during the first quarter of the following year, based in part upon anticipated annual results compared to annual budgets.  In addition, the Company pays discretionary bonuses to certain employees, which are not related to budget performance.

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

Thirteen Week Period Ended March 29, 2014 Compared to Thirteen Week Period Ended March 30, 2013

A summary of operating results for the thirteen week periods ended March 29, 2014 and March 30, 2013 is as follows (in thousands):

	March 29, 2014		March 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$48,569	100.0	$41,230	100.0
Cost of services	36,312	74.8	30,609	74.2
Gross profit	12,257	25.2	10,621	25.8

Selling, general and administrative	9,844	20.2	8,693	21.1
Severance and other charges	104	0.2	145	0.3
Depreciation and amortization	271	0.6	269	0.7
	10,219	21.0	9,107	22.1

Operating income	2,038	4.2	1,514	3.7
Other (expense) income, net	(62)	(0.1)	91	0.2

Income before income taxes	1,976	4.1	1,605	3.9
Income tax expense	773	1.6	645	1.6

Net income	$1,203	2.5	$960	2.3

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended March 29, 2014 and March 30, 2013 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 29, 2014 Compared to Thirteen Week Period Ended March 30, 2013 (Continued)

Revenues.  Revenues increased 17.8%, or $7.3 million, for the thirteen week period ended March 29, 2014 as compared to the thirteen week period ended March 30, 2013 (the “comparable prior year period”).  Revenues increased $4.4 million in the Engineering segment, $1.0 million in the Information Technology segment and $1.9 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 18.6%, or $5.7 million, for the thirteen week period ended March 29, 2014 as compared to the comparable prior year period.  The increase in cost of services was primarily due to the increase in revenues.  Cost of services as a percentage of revenues increased to 74.8% for the thirteen week period ended March 29, 2014 from 74.2% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work in the Engineering segment and an increase in the cost of services as a percentage of revenues in the Company’s Specialty Health Care segment.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 13.2%, or $1.2 million, for the thirteen week period ended March 29, 2014 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support higher revenues.  As a percentage of revenues, SGA expenses were 20.2% for the thirteen week period ended March 29, 2014 as compared to 21.4% for the comparable prior year period.  SGA expense as a percentage of revenues decreased due to the increase in revenues.

Severance and Other Charges.  The Company incurred $0.1 million in severance and other charges in both the thirteen week periods ended March 29, 2014 and the comparable prior year period.  The costs in the current period primarily related to professional fees associated with the settlement agreements entered into following the Company’s fiscal 2013 proxy contest.  The costs in the comparable prior year period primarily related to facilities consolidation charges.  The Company does not anticipate it will incur any more charges related to facilities consolidation or the proxy contest that preceded the December 2013 annual stockholders meeting.  The Company may incur significant additional charges in fiscal 2014 related to continuing its research and development tax credit study started in fiscal 2014.

Other (Expense) Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.

Income Tax Expense.  The Company recognized $0.8 million of income tax expense for the thirteen week period ended March 29, 2014 as compared to $0.6 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 39.1% as compared to 40.2% for the comparable prior year period. The projected fiscal 2014 effective income tax rate as of March 29, 2014 was approximately 41.7% and 34.4% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the thirteen week period ended March 29, 2014 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 29, 2014 Compared to Thirteen Week Period Ended March 30, 2013 (Continued)

Segment Discussion

Engineering

Engineering revenues of $24.7 million in the thirteen week period ended March 29, 2014 increased $4.4 million, or 21.7%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $4.1 million in the Company’s Canadian Engineering group. The Engineering segment operating income was $1.1 million for the thirteen week period ended March 29, 2014 as compared to $0.8 million for the comparable prior year period.  Operating income increased primarily due to the substantial increase in revenues and was offset by an increase in SGA expenses and in cost of services as a percentage of revenues.  SGA expenses increased by $0.4 million due to increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.  Cost of services as a percentage of revenues increased to 78.8% from 77.8% for the comparable prior year period primarily due to a large fixed priced contract with costs that exceeded estimates.  The Company believes this large fixed price contract will be substantially completed by the end of fiscal 2014.

Information Technology

Information Technology revenues of $15.0 million in the thirteen week period ended March 29, 2014 increased $1.0 million, or 7.3%, as compared to the comparable prior year period.  The Company believes the increase in revenue was primarily attributable to improved execution by its management and sales teams and improved market conditions.  The Information Technology segment operating income was $0.8 million for the thirteen week period ended March 29, 2014 as compared to $0.4 million in the comparable prior year period.  The increase in operating income was primarily due to an increase in revenues and a decrease in cost of services as a percentage of revenues. Cost of services as a percentage of revenues decreased to 69.8% from 71.3% for the comparable prior year period primarily due to a concerted effort by the Company to focus on higher margin services.

Specialty Health Care

Specialty Health Care revenues of $8.8 million in the thirteen week period ended March 29, 2014 increased $1.9 million, or 27.4%, as compared to the comparable prior year period.  The primary reason for the increase in the revenues for the Specialty Health Care segment related to an increase of $2.0 million in revenues from the segment’s Honolulu office.  The Specialty Health Care’s operating income for the thirteen week period ended March 29, 2014 was $0.2 million as compared to $0.3 million for the comparable prior year period.  The decrease in operating income was due primarily to an increase in SGA expense and cost of services as a percentage of revenues.   Cost of services as a percentage of revenues increased to 71.9% from 69.7% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in the Specialty Health Care’s core markets and the segment’s geographic expansion efforts which have thus far garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 29, 2014 Compared to Thirteen Week Period Ended March 30, 2013 (Continued)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	March 29, 2014	March 30, 2013
Cash provided by (used in):
Operating activities	($2,807)	$73
Investing activities	($484)	($313)
Financing activities	($94)	$67

Operating Activities
Operating activities used $2.8 million of cash for the thirteen week period ended March 29, 2014 as compared to providing $0.1 million in the comparable prior year period.  The major components of the cash used in or provided by operating activities in the thirteen week period ended March 29, 2014 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirteen week period ended March 29, 2014 was $1.2 million as compared to $1.0 million for the comparable prior year period.  An increase in accounts receivables in the thirteen week period ended March 29, 2014 used $4.2 million of cash as compared to $5.9 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the thirteen week period ended March 29, 2014 to an increase in revenues as compared to levels in the second half of fiscal 2013.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was negligible at both March 29, 2014 and December 28, 2013 so the cash impact during the thirteen week period ended March 29, 2014 was also negligible.  The net of excess transit accounts payable over transit accounts receivable increased from $2.0 million as of December 29, 2012 to $3.7 million as of March 30, 2013 thereby providing $1.7 million in cash for the thirteen week period ended March 30, 2013.

An increase in accounts payable and accrued expenses was negligible as compared to $1.3 million for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase in accrued payroll and related costs in the thirteen week period ended March 29, 2014 provided $1.1 million as compared to $0.9 million in the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $0.5 million for the thirteen week period ended March 29, 2014 as compared to using $0.3 million in the comparable prior year period.  The primary reason for the increase in cash used by investment activities was due to an increase of $0.1 million property and equipment acquired from investments in the Company’s growing Engineering segment.   The Company anticipates that it may significantly enhance its financial reporting and accounting system platform sometime in late 2014 and, as a result, it may see a significant rise in expenditures for property and equipment in fiscal 2014.

Financing Activities
Financing activities used $0.1 million of cash for the thirteen week period ended March 29, 2014 as compared to providing $0.1 million of cash in the comparable prior year period.  The primary reason for the change was from a contingent payment of $0.3 million made to the former principles of BGA. The Company generated cash of $0.2 million from the sale of stock through its employee stock purchase plan and stock option plans for both the thirteen week period ended March 29, 2014 and the comparable prior year period. The comparable prior year period cash provided by financing activities was offset by $0.1 million in treasury stock purchases.

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

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)
There were no borrowings during the thirteen week periods ended March 29, 2014 and March 30, 2013.  At March 29, 2014 and December 28, 2013, there were letters of credit outstanding for $0.8 million.  At March 29, 2014, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

As of March 29, 2014, $3.1 million of the $5.6 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, approximately $3.0 million in Canadian dollars and the balance of approximately $0.1 million held in U.S. dollars.

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

The Company does not currently have material commitments for capital expenditures.  However, the Company anticipates that it may significantly enhance its current financial reporting and accounting system platform sometime in 2014.  The Company’s current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2014 (After March 29, 2014)	$2,364
2015	2,832
2016	2,118
2017	1,740
2018	1,525
Thereafter	732
Total	$11,311

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments
As of March 29, 2014, the Company had one active acquisition agreement.  Effective July 1, 2012 the Company acquired certain assets of BGA as more fully described in Footnote 6 in the Consolidated Financial Statements.  The Company estimates future contingent payments as follows (in thousands):

Period Ending
January 3, 2015	$210
January 2, 2016	222
December 31, 2016	263
Estimated Future Contingent Payments	$695

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA are capped at a maximum of $2.7 million cumulatively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of March 29, 2014, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1
Amended and Restated Bylaws; incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2014 (the “January 2014 8-K”).

10.1	Settlement Agreement, dated January 23, 2014 between RCM Technologies, Inc. and the stockholders of the Company named therein; incorporated by reference to Exhibit 99.1 to the January 2014 8-K.

10.2	Separation Agreement, dated January 23, 2014, between RCM Technologies, Inc. and Leon Kopyt; incorporated by reference to Exhibit 99.2 to the January 2014 8-K.

31.1	Certification of President and Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of President and Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents

101.DEF	XBRL Taxonomy Definition Linkbase Document

RCM TECHNOLOGIES, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCM Technologies, Inc.
Date: May 8, 2014	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 8, 2014	By: /s/ Kevin Miller
Kevin Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

Exhibit 31.1

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Rocco Campanelli, certify that:

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

Date: May 8, 2014	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

Date: May 8, 2014	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended March 29, 2014 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  May 8, 2014

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended March 29, 2014 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  May 8, 2014