Form 10-K/A
RCM TECHNOLOGIES INC
filed 2014-05-21
CIK 700841

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [   ]   NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of May 16, 2014: 12,507,320.

Documents Incorporated by Reference
None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On February 27, 2014, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended December 28, 2013 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”).  The Company intended to incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2014 annual meeting of stockholders.  Because the definitive proxy statement was not  filed by April 28, 2014, the Company is filing this Amendment No. 1 (this “Amendment”) on Form-10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

Maier O. Fein, Director since 2012, age 72

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

Richard D. Machon, Director since 2010, age 67

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

Class B Directors – terms expiring in 2014

Roger H. Ballou, Director since 2013, age 63

Mr. Ballou currently serves as a director of Fox Chase Bancorp, Inc., a federal savings bank, and Alliance Data Systems Corporation, a provider of transaction-based, data-driven marketing and loyalty solutions.  Mr. Ballou previously served as the Chief Executive Officer and a director of CDI Corporation, a company that offers engineering, information technology and professional staffing solutions, from 2001 until 2011.  Mr. Ballou had served as Chairman and Chief Executive Officer of Global Vacation Group, Inc. from 1998 to 2000.  He was a senior advisor for Thayer Capital Partners from 1997 to 1998. From 1995 to 1997, Mr. Ballou served as Vice-Chairman and Chief Marketing Officer, then as President and Chief Operating Officer, of Alamo Rent A Car, Inc.  Before joining Alamo, for more than 16 years, he held several positions with American Express, culminating in his appointment as President of the Travel Services Group.

Mr. Ballou’s extensive public board and executive management experience and personal knowledge of the Company’s business segments, in particular, its Engineering and Information Technology segments, allow him to make significant contributions in all facets of the business.

Bradley S. Vizi, Director since 2013, age 30

Mr. Vizi is a founder of Legion Partners Asset Management, LLC, and has served as Managing Director since 2011.  Mr. Vizi founded Legion Partners Management in 2010.  From 2007 to 2010, Mr. Vizi was an Associate at Shamrock Capital Advisors, Inc. (“Shamrock”) and worked with the Shamrock Activist Value Fund, a concentrated, long-only, activist fund.  Prior to Shamrock, from 2006 to 2007, Mr. Vizi was an Associate with the private equity group at Kayne Anderson Capital Advisors L.P.

Mr. Vizi’s significant financial and investment experience are particularly valuable in the areas of capital allocation, compensation planning, corporate governance and marketing the Company to the investment community.

Class C Directors – terms expiring in 2014

Leon Kopyt, Director since 1991, age 69

Mr. Kopyt has been our Chairman of the Board since 1992. Previously, Mr. Kopyt served as our President & Chief Executive Officer from 1994 to February 2014, was our Chief Financial Officer and Treasurer from 1992 to 1994, and as our Chief Operating Officer from 1990 to 1992.

Mr. Kopyt’s extensive experience in leading the Company in an executive capacity for 23 years makes Mr. Kopyt, in the collective opinion of the Board, the ideal person to Chair the Board.

S. Gary Snodgrass, Director since 2010, age 62

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

Name	Age	Position
Leon Kopyt	69	Chairman of the Board
Rocco Campanelli	63	President and CEO
Kevin D. Miller	47	Chief Financial Officer, Treasurer and Secretary
Timothy Brandt	53	Group Senior Vice President
Michael Saks	57	Senior Vice President
Danny A. White	62	Senior Vice President

Rocco Campanelli has served as our President and Chief Executive Officer since March 1, 2014.  From June 1999 through February 2014, Mr. Campanelli served as Executive Vice President of RCM.  From September 1995 until June 1999, Mr. Campanelli served as a Senior Vice President of RCM and our General Manager of Professional Engineering.  Previously, Mr. Campanelli was a Senior Vice President of Operations and Marketing for Cataract, Inc., a business we acquired in August 1995.  From the time he joined Cataract in 1988 until August 1995, Mr. Campanelli held the position of Northeast Regional Manager and Vice President of Operations.

Kevin D. Miller has served as our Chief Financial Officer, Secretary and Treasurer since October 2008.  From July 1997 until September 2008, he was Senior Vice President of RCM.  From 1996 until July 1997, Mr. Miller served as an Associate in the corporate finance department of Legg Mason Wood Walker, Incorporated. From 1995 to 1996, Mr. Miller was a business consultant for the Wharton Small Business Development Center.  Mr. Miller previously served as a member of both the audit and corporate finance groups at Ernst & Young LLP.

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

Michael Saks has served as Senior Vice President and General Manager of RCM’s Health Care Services Division since May 2007.  From January 1994 until May 2007 he was the Vice President and GM of RCM Health Care.  Prior to joining RCM, Mr. Saks served as a corporate executive at MS Executive Resources, MA Management and Group 4 Executive Search.  Mr. Saks has over 30 years of executive management, sales and recruiting experience.

Danny A. White has served as Senior Vice President since 2003 and among other responsibilities, leads our Canadian Engineering Group.  From 1999 to 2003, Mr. White served as Vice President of Operations and General Manager.  Previously, Mr. White was a Vice President at the Fulcrum Group, a business the Company acquired in February 1999.  While at the Fulcrum Group, Mr. White also served as Engineering Division Manager and until his promotion to Vice President in 1997.  Mr. White has over 35 years experience in the power industry.

Corporate Governance

Board Committees.  Our Board of Directors has a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee.  The committees report their actions to the full Board at the Board’s next regular meeting.  The following table shows on which of our Board’s committees each of our directors served.

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Leon Kopyt
Roger H. Ballou	X		X
Maier O. Fein	X	X	X
Richard D. Machon			X
S. Gary Snodgrass	X	X	X
Bradley S. Vizi		X	X
____________

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

Nominating and Corporate Governance Committee

The Board of Directors has adopted a written Nominating and Corporate Governance Committee Charter.  A copy of the Nominating and Corporate Governance Committee Charter is posted on our website under "Investors - Corporate Governance."

•	Oversees the Board’s review and consideration of shareholder recommendations for Director candidates.

•	Oversees the Board's annual self-evaluation.

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

Board Leadership Structure.  Mr. Kopyt was both our Chief Executive Officer and the Chairman of our Board of Directors from since 1992.  He ceased to serve as Chief Executive Officer in February 2014, but remains the Chairman of our Board. We believe that the overlap between the Board and executive management was advantageous to us, in that it allowed us to benefit from strong, clear, consistent and cohesive leadership, with Mr. Kopyt setting the tone and having ultimate responsibility for all of our operating and strategic functions, thus providing unified leadership and direction for the Board and our operational functions. While the Board believes that Mr. Kopyt’s continued service as Chairman provides us great value, the Board has never concluded that the role of Chairman must always be held by a senior executive, or someone who recently served as a senior executive, and reserves the right to reconsider this matter in the future.

        In 2013, as part of its ongoing review of its corporate governance practices, the Board created the position of Lead Independent Director. We believe that having a Chairman with recent executive experience, Board committees comprised entirely of independent directors and a Lead Independent Director currently provides the best Board leadership structure for RCM. This structure, together with our other strong corporate governance practices, provides robust independent oversight of management while ensuring clear strategic alignment throughout the Company.

Our Lead Independent Director is an independent director who is elected annually by the independent members of the Board. S. Gary Snodgrass, a member of the Board since 2010, the Chairman of the Board's Audit and Compensation Committees and a member of its Nominating and Corporate Governance Committee, currently serves as our Lead Independent Director. Our Lead Independent Director: (i) presides at all meetings of the Board at which the Chairman is not present including presiding at executive sessions of the Board (without management present) at every regularly scheduled Board meeting, (ii) serves as a liaison between the Chairman of the Board (and management) and the independent directors, (iii) approves meeting agendas, time schedules and other information provided to the Board, and (iv) is available for direct communication and consultation with major stockholders upon request. Our Lead Independent Director also has the authority to call meetings of the independent directors.

 Section 16(a) Beneficial Ownership Reporting Compliance.  We believe that, during our fiscal year ended December 28, 2013, our executive officers and directors made all required filings under Section 16(a) of the Securities Exchange Act on a timely basis.  Our belief is based solely on:

•	our review of copies of forms filed pursuant to Section 16(a) and submitted to us during and with respect to our fiscal year ended December 28, 2013 and

•
representations from the Company’s directors, executive officers and beneficial owners of more than 10% of our Common Stock that they have complied with all Section 16(a) filing requirements with respect to 2013.

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

Summary Compensation Table

The following table lists, for our fiscal years ended December 28, 2013 and December 29, 2012 cash and other compensation paid to, or accrued by us for, our chief executive officer, our chief financial officer and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other three most highly compensated executives during the fiscal year ended December 28, 2013.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Equity Awards(1)	All Other Compensation(2)	Total

Leon Kopyt	2013	$730,000	$176,943	--	$42,519	$949,462
President and CEO	2012	$660,000	$133,599	$224,800	$41,001	$1,059,400

Rocco Campanelli	2013	$330,000	$204,375	--	$24,178	$558,553
Executive Vice President	2012	$300,000	$100,000	$196,700	$23,562	$620,262

Kevin D. Miller	2013	$370,000	$88,471	--	$43,587	$502,058
CFO, Treasurer and	2012	$330,000	$66,800	$196,700	$37,778	$631,278
Secretary
____________

(1)
These amounts are based upon the grant date fair value of the stock option awards and restricted share awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718.  The assumptions used in determining the amounts in the column are set forth in note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed with the Commission.

(2)
This amount represents (i) premiums in the amount of $189 we paid in 2013 for life and disability insurance on each of the officers named in this table; (ii) premiums we paid during our 2013 for medical,  dental and vision insurance on each of the officers named in this table as follows: Leon Kopyt: $17,861; Kevin Miller: $25,490; and Rocco Campanelli: $11,553; (iii) matching contributions in the amount of $625 that were made for the 2013 fiscal year for Leon Kopyt, Kevin Miller, and Rocco Campanelli, in accordance with RCM’s retirement savings plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended; and (iv) the following approximated amounts for Company leased automobiles or monthly automobile allowances and related expenses:  Leon Kopyt: $23,844, Kevin Miller: $15,552, and Rocco Campanelli: $12,000.

During our 2013 and 2012 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase shares of common stock and restricted share units as of December 28, 2013.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Exercisable	Unexercisable	Price	Date	Not Vested(1)	Not Vested	Not Vested	Not Vested

Leon Kopyt	--	--	--	--	--	--	--	--

Rocco Campanelli	--	--	--	--	35,000	$243,250	--	--

Kevin D. Miller	--	--	--	--	35,000	$243,250	--	--

____________

(1)	Consists of restricted share units.

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

All employee and non-employee directors also are eligible to receive equity awards.  The Company issued 12,500 and 85,000 restricted stock units to Directors in 2013 and 2012, respectively.

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended December 28, 2013.

Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash(1)	Equity Awards(2)	All Other Compensation	Total
Roger H. Ballou	$3,000	$43,438	--	$46,438
Maier O. Fein	$46,750	--	--	$46,750
Richard D. Machon(3)	$46,750	--	$43,373	$90,123
S. Gary Snodgrass	$46,750	--	--	$46,750
Bradley S. Vizi	$3,000	$43,438	--	$46,438
Robert B. Kerr(4)	$43,750	--	--	$43,750
Lawrence Needleman(4)	$43,000	--	--	$43,000

(1)	Fees earned or paid in cash include a special bonus of $10,000 for Mr. Fein, Mr. Kerr, Mr. Machon, Mr. Needleman and Mr. Snodgrass.

(2)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed with the Commission.  As of December 28, 2013, each director has the following number of options outstanding:  Maier O. Fein: 0; Robert B. Kerr: 0; Richard D. Machon: 0; S. Gary Snodgrass: 0.

(3)
Mr. Machon from time to time provides consulting services to the Company for clients of the Company through Mr. Machon’s company, Machon & Associates.  The Company paid Machon & Associates approximately $43,373 during fiscal 2013.

(4)	Mr. Mr. Kerr and Mr. Needleman served on our Board through December 5, 2013.

Leon Kopyt, the Company’s Chairman and former Chief Executive Officer, is not included in this table as he was an employee of the Company and thus received no compensation during fiscal 2013 for his services as director.  The compensation received by Mr. Kopyt as employee of the Company is shown in the Summary Compensation Table on page 6.

Executive Severance Agreements with Kevin Miller and Rocco Campanelli

The Company is a party to Executive Severance Agreements (the “Executive Severance Agreements”) with Rocco Campanelli, the Company’s President and Chief Executive Officer, and Kevin Miller, the Company’s Chief Financial Officer, which set forth the terms and conditions of certain payments to be made by the Company to each executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) the executive remains continuously employed with the Company for a specified period of time following the Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller).

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

Separation Agreement with Leon Kopyt

On January 22, 2014, the Company and Mr. Kopyt entered into a Separation Agreement and General Release (the “Separation Agreement”) in connection with his retirement as our President and Chief Executive Officer, effective as of February 28, 2014.

Under the Separation Agreement, Mr. Kopyt received a cash severance payment of approximately $2.6 million, less applicable deductions and withholdings, to be paid to Mr. Kopyt in a single lump sum following the end of the six-month period from his retirement date.  The Separation Agreement also contains mutual releases and other provisions customary to such agreements.

Prior to entering into the Separation Agreement, Mr. Kopyt and the Company were party to an Employment Agreement, Termination Benefits Agreement and Severance Agreement, all of which terminated upon execution of the Separation Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of May 16, 2014.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock

IRS Partners No. 19, L.P.	1,642,849(1)	13.2%
c/o Stonnington Group, LLC
515 S. Figueroa Street, Suite 1100
Los Angeles, CA 90071

Heartland Advisors, Inc.	1,100,000(2)	8.8%
789 North Water Street
Milwaukee, WI 53202

Dimensional Fund Advisors LP	1,072,692(3)	8.6%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Columbia Wanger Asset Management, LLC.	987,000(4)	7.9%
227 West Monroe Street, Suite 3000
Chicago, IL 60606

Perritt Capital Management, Inc.	626,328(5)	5.0%
300 S. Wacker, Suite 2880
Chicago, IL 60606

(1)
Based on Amendment No. 11 to Schedule 13D, dated January 24, 2014 (the “Amendment”), filed with the Commission by IRS Partnership No. 19, L.P. (“IRS 19”), The Leonetti/O’Connell Family Foundation (the “Foundation”), M2O, Inc. (“M2O”), The Michael F. O’Connell and Margo L. O’Connell Revocable Trust (the “Trust”), Michael O’Connell (“Mr. O’Connell” and, collectively with IRS 19, the Foundation, M2O and the Trust, the “O’Connell Entities”), Legion Partners Asset Management LLC (“Legion Partners”), Christopher Kiper (“Mr. Kiper”) and Bradley Vizi (“Mr. Vizi”).  The Amendment states that IRS 19, M2O, the Trust and Mr. O’Connell may be deemed to have the shared voting and dispositive power over the 1,353,775 shares owned by IRS 19 and that the Foundation and Mr. O’Connell may be deemed to have shared voting and dispositive power over 266,074 shares owned by the Foundation.  The Amendment also states that Legion Partners exclusively manages IRS 19’s and the Foundation’s investment in the Common Shares pursuant to which Mr. Kiper and Mr. Vizi on behalf of Legion Partners manage such investments.  As a result, Legion Partners, Mr. Kiper and Mr. Vizi may be deemed to have shared dispositive power with respect to the 1,619,849 shares held by IRS 19 and the Foundation.  Mr. Kiper and Mr. Vizi, respectively, also have sole voting and dispositive power over 22,000 and 1,000 shares.

(2)
Based on Amendment No. 16 to Schedule 13G, dated February 6, 2014, filed with the Commission. The Amendment states that Heartland Advisors, Inc., a registered investment advisor, and William J. Nasgovitz have shared voting and dispositive power as to all of these shares.  The Heartland Value Fund, an account managed by Heartland Advisors, Inc., owns all of these shares.

(3)
Based on Amendment No. 13 to Schedule 13G, dated February 10, 2014, filed with the Commission. The Amendment states that Dimensional Fund Advisors LP, a registered investment advisor, has sole voting power over 1,060,696 of these shares and sole dispositive power as to all of these shares.

(4)
Based on Amendment No. 15 to Schedule 13G, dated February 6, 2014, filed with the Commission by Columbia Wanger Asset Management, LLC (“CWAM”), a registered investment advisor.  The Amendment states that CWAM has sole voting power and dispositive power over all of these shares.

(5)
Based on Schedule 13G, filed with the Commission on February 14, 2014. The Schedule 13G states that Perritt Capital Management, Inc., a registered investment advisor, has sole voting and dispositive power over 34,425 of these shares and shared voting and dispositive power over 591,903 of these shares.

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of May 16, 2014, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock
Leon Kopyt	542,606	4.4%
Roger H. Ballou	5,000	*
Maier O. Fein	1,000	*
Richard D. Machon	10,000	*
S. Gary Snodgrass	4,512	*
Bradley S. Vizi	1,000	*
Robert B. Kerr	56,087	*
Lawrence Needleman	17,513	*
Rocco Campanelli	94,269	*
Kevin D. Miller	391,231	3.1%
Other executive officers	78,242	*
All directors and executive officers as a group (13 persons)	1,201,460	9.6%
__________

*	Represents less than one percent of our outstanding common stock.

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

Independence of the Board of Directors

The Board of Directors has determined that Roger H. Ballou, Maier O. Fein, Richard D. Machon, S. Gary Snodgrass and Bradley S. Vizi are “independent directors” as defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee plans to engage EisnerAmper LLP (“EisnerAmper”) as our independent registered public accounting firm for the current fiscal year ending January 3, 2015.

Fees Billed by EisnerAmper during fiscal 2013 and 2012

Audit Fees.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2013 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $167,000.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2012 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $159,000.

Audit-Related Fees.  Fees billed to the Company by EisnerAmper during 2013 and 2012 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $0 and $3,500, respectively.

Tax Fees.  Fees billed to the Company by EisnerAmper during 2013 and 2012 for professional services rendered for tax compliance, tax advice and tax planning totaled $2,200 and $0, respectively.

All Other Fees.  Fees billed to the Company by EisnerAmper during 2013 and 2012 for all other services totaled $0.  EisnerAmper does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether EisnerAmper’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining EisnerAmper’s independence, and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services, and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2013.

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

RCM Technologies, Inc.

Date: May 21, 2014	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date: May 21, 2014	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Exhibit 31.1

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Rocco Campanelli, certify that:

1.I have reviewed this quarterly report on Form 10-K/A of RCM Technologies, Inc.;

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

Date: May 21, 2014	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

Exhibit 31.2

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Kevin Miller, certify that:

1.I have reviewed this quarterly report on Form 10-K/A of RCM Technologies, Inc.;

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

Date: May 21, 2014	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

In connection with this Amendment No. 1 to Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 28, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rocco Campanelli, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

***

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  Date:  May 21, 2014

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

In connection with this Amendment No. 1 to Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 28, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

***

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  May 21, 2014