Form 10-Q
period 2014-06-28
RCM TECHNOLOGIES INC
filed 2014-08-13
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Common Stock, $0.05 par value, 12,541,551 shares outstanding as of August 12, 2014.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 28, 2014 and December 28, 2013
(In thousands, except share and per share amounts)

	June 28,	December 28,
	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$11,611	$9,317
Accounts receivable, net	59,307	55,726
Transit accounts receivable	4,334	3,953
Deferred income tax assets, domestic	1,262	1,833
Prepaid expenses and other current assets	3,751	1,875
Total current assets	80,265	72,704

Property and equipment, net	3,130	2,291

Other assets:
Deposits	218	159
Goodwill	9,545	9,545
Intangible assets, net	176	216
Deferred income tax assets, domestic	1,316	1,609
Total other assets	11,255	11,529

Total assets	$94,650	$86,524

Current liabilities:
Accounts payable and accrued expenses	$11,501	$9,671
Transit accounts payable	6,823	3,905
Accrued payroll and related costs	10,154	10,104
Income taxes payable	352	404
Deferred income tax liability, foreign	128	132
Contingent consideration	310	523
Total current liabilities	29,268	24,739

Contingent consideration	307	407

Total liabilities	29,575	25,146

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
13,980,627 shares issued and 12,507,321 shares outstanding at June 28, 2014 and 13,892,265 shares issued and 12,418,959 shares outstanding at December 28, 2013	699	695
Additional paid-in capital	111,372	110,605
Accumulated other comprehensive income	687	815
Accumulated deficit	(40,183)	(43,237)
Treasury stock common (1,473,306 shares at June 28, 2014 and December 28, 2013, at cost)	(7,500)	(7,500)
Stockholders’ equity	65,075	61,378

Total liabilities and stockholders’ equity	$94,650	$86,524

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Twenty-Six Week Periods Ended June 28, 2014 and June 29, 2013
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Revenues	$49,509	$42,379	$98,078	$83,609
Cost of services	36,554	31,117	72,866	61,726
Gross profit	12,955	11,262	25,212	21,883

Operating costs and expenses
Selling, general and administrative	9,653	8,974	19,497	17,667
Severance and other charges	-	293	104	438
Depreciation and amortization	277	281	548	550
	9,930	9,548	20,149	18,655

Operating income	3,025	1,714	5,063	3,228

Other (expense) income
Interest expense and other, net	(12)	(16)	(26)	(22)
Reduction in contingent consideration	-	-	-	92
Gain on foreign currency transactions	49	3	1	8
	37	(13)	(25)	78

Income before income taxes	3,062	1,701	5,038	3,306
Income tax expense	1,045	231	1,818	876

Net income	$2,017	$1,470	$3,220	$2,430

Basic net earnings per share	$0.16	$0.12	$0.26	$0.20

Diluted net earnings per share	$0.15	$0.12	$0.25	$0.20

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Week Periods Ended June 28, 2014 and June 29, 2013 (Unaudited) (In thousands)

	June 28, 2014	June 29, 2013

Net income	$3,220	$2,430
Foreign currency translation adjustment	(294)	(298)
Comprehensive income	$2,926	$2,132

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME Twenty-Six Week Periods Ended June 28, 2014 (Unaudited) (In thousands)

Foreign Currency Items

Beginning balance	$815

Other comprehensive income before reclassifications	(294)

Amounts reclassified from accumulated other comprehensive income(a)	166

Net current-period comprehensive income	(128)

Ending balance	$687

(a)	The amounts represent residual foreign currency translation balances in our Cataract and Irish subsidiaries after these subsidiaries had been effectively liquidated.

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Twenty-Six Week Period Ended June 28, 2014 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2013	13,892,265	$695	$110,605	$815	($43,237)	1,473,306	($7,500)	$61,378

Issuance of stock under employee stock purchase plan	33,862	1	154	-	-	-	-	155
Translation adjustment	-	-	-	(294)	-	-	-	(294)
Issuance of stock upon exercise of stock options	54,500	3	245	-	-	-	-	248
Share-based compensation expense	-	-	368	-	-	-	-	368
Reclass of currency translation	-	-	-	166	(166)	-	-	-
Net income	-	-	-	-	3,220	-	-	3,220

Balance, June 28, 2014	13,980,627	$699	$111,372	$687	($40,183)	1,473,306	($7,500)	$65,075

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended June 28, 2014 and June 29, 2013 (Unaudited) (In thousands)

	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$3,220	$2,430

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	548	550
Changes in fair value of contingent consideration	-	(92)
Stock-based compensation expense	368	369
Provision for allowance for doubtful accounts	456	(204)
Deferred income tax expense	865	330
Changes in assets and liabilities:
Accounts receivable	(4,036)	(5,602)
Transit accounts receivable	(382)	4,141
Prepaid expenses and other current assets	(1,876)	318
Accounts payable and accrued expenses	1,830	2,388
Transit accounts payable	2,917	(5,325)
Accrued payroll and related costs	49	165
Income taxes payable	(52)	330
Total adjustments	687	(2,632)
Net cash provided by (used in) operating activities	3,907	(202)

Cash flows from investing activities:
Property and equipment acquired	(1,349)	(845)
Decrease in deposits	(58)	34
Net cash used in investing activities	(1,407)	(811)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	155	120
Exercise of stock options	248	85
Common stock repurchases	-	(83)
Contingent consideration paid	(313)	-
Net cash provided by financing activities	90	122
Effect of exchange rate changes on cash and cash equivalents	(296)	(37)
Increase (decrease) in cash and cash equivalents	2,294	(928)
Cash and cash equivalents at beginning of period	9,317	14,123

Cash and cash equivalents at end of period	$11,611	$13,195

Supplemental cash flow information:
Cash paid for:
Interest	$35	$34
Income taxes	$1,155	$186

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

Results for the thirteen and twenty-six week periods ended June 28, 2014 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 28, 2013 was a 52-week reporting year.  The second fiscal quarters of 2014 and 2013 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
June 28, 2014	Thirteen	Twenty-Six
June 29, 2013	Thirteen	Twenty-Six

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	June 28, 2014	December 28, 2013
Billed	$44,079	$35,415
Accrued and unbilled	6,428	7,895
Work-in-progress	9,729	13,394
Allowance for doubtful accounts and sales discounts	(929)	(978)

Accounts receivable, net	$59,307	$55,726

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $4.3 million and related transit accounts payable was $6.8 million, for a net liability of $2.5 million, as of June 28, 2014.

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

Property and equipment are comprised of the following:

	June 28, 2014	December 28, 2013
Equipment and furniture	$2,342	$2,454
Computers and systems	6,180	5,670
Leasehold improvements	669	633
	9,191	8,757

Less: accumulated depreciation and amortization	6,061	6,466

Property and equipment, net	$3,130	$2,291

The Company periodically writes off fully depreciated assets.  The Company wrote off fully depreciated assets of $916 and $1,143 for the twenty-six week periods ended June 28, 2014 and June 29, 2013, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.

Future Contingent Payments
As of June 28, 2014, the Company had one active acquisition agreement whereby additional contingent consideration may be earned.  Effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”) as more fully described below. The Company estimates future contingent payments at June 28, 2014 as follows:

Period Ending
January 3, 2015	$88
January 2, 2016	222
December 31, 2016	307
Estimated future contingent consideration payments	$617

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA are capped at a maximum of $2.7 million cumulatively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of June 28, 2014.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $0.3 million in contingent consideration during the twenty-six week period ended June 28, 2014.  The Company did not pay any contingent consideration in the comparable prior year period.  There were no other changes to the fair value of the contingent consideration during the twenty-six week period ended June 28, 2014.

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

The carrying amount of goodwill at both June 28, 2014 and December 28, 2013 for the Company’s Engineering, Information Technology and Specialty Health Care segments was $2,326, $5,516 and $1,703, respectively.

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

The following table reflects the components of net intangible assets, excluding goodwill:

	Engineering	Information Technology	Total
Balance as of December 28, 2013	$179	$37	$216

Amortization of intangibles during the twenty-six week period ended June 28, 2014	24	16	40

Balance as of June 28, 2014	$155	$21	$176

The Company periodically writes off fully amortized intangible assets.  The Company did not write off any fully amortized intangibles for the twenty-six week periods ended June 28, 2014 and June 29, 2013.

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

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to borrow to pay dividends.  As of June 28, 2014 and during all periods presented, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

There were no borrowings during the twenty-six week periods ended June 28, 2014 and June 29, 2013.  At both June 28, 2014 and December 28, 2013, there were letters of credit outstanding for $0.8 million.  At June 28, 2014, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the twenty-six week periods ended June 28, 2014 and June 29, 2013 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Basic weighted average shares outstanding	12,488,420	12,324,868	12,471,712	12,317,967
Dilutive effect of outstanding stock options	189,552	99,569	186,686	85,742
Weighted average dilutive shares outstanding	12,677,972	12,424,437	12,658,398	12,403,709

There were 45,000 and 97,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the twenty-six week periods ended June 28, 2014 and June 29, 2013, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the period were higher than the average market price of the Company’s common stock for the same period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	June 28, 2014	December 28, 2013

Exercise of options outstanding	226,400	276,900
Restricted stock awards outstanding	300,000	300,000
Future grants of options or shares	19,100	34,100
Shares reserved for employee stock purchase plan	155,714	189,576

Total	701,214	800,576

11.	Share-Based Compensation

At June 28, 2014, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $368 and $369 was recognized for the twenty-six week periods ended June 28, 2014 and June 29, 2013, respectively.

As of June 28, 2014, the Company had approximately $875 of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options were generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of June 28, 2014, options to purchase 78,500 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of June 28, 2014, options to purchase 58,500 shares of common stock granted under the 2000 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

The 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of June 28, 2014, under the 2007 Plan, 19,100 shares of common stock were available for future grants and options to purchase 89,400 shares of common stock, as well as 300,000 restricted stock units, were outstanding.

Stock Options

There were 15,000 options granted during the twenty-six week period ended June 28, 2014 and 5,000 options granted during the twenty-six week period ended June 29, 2013.  Activity regarding outstanding options for the twenty-six week period ended June 28, 2014 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 28, 2013	276,900	$5.47
Options granted	15,000	$6.10
Options exercised	(54,500)	$4.55
Options forfeited/cancelled	(11,000)	$8.81

Options outstanding as of June 28, 2014	226,400	$5.57

Options outstanding price range at June 28, 2014	$2.50 - $9.81

Options exercisable as of June 28, 2014	156,400	$5.52

Intrinsic value of outstanding stock options as of June 28, 2014	$292

Intrinsic value of stock options exercised for the twenty-six week period ended June 28, 2014	$105

As of June 28, 2014, the Company had approximately $83 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Restricted Stock Units

From time-to-time the Company issues restricted stock units.  These restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the three year vesting period become due and payable after the three year vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for restricted stock units that ultimately do not vest are forfeited.

To date, the Company has only issued restricted stock units under the 2007 Plan.  The following summarizes the restricted stock units activity under the 2007 Plan during 2014:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2013	300	$5.72
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at June 28, 2014	300	$5.72

Based on the closing price of the Company’s common stock of $6.49 per share on June 27, 2014, the intrinsic value of the non-vested restricted stock units at June 28, 2014 was approximately $2.0 million.  As of June 28, 2014, there was approximately $792 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 16.5 months.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of December 30, 2013) was 33,862.  As of June 28, 2014, there were 155,714 shares available for issuance under the Purchase Plan.

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

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  As of June 28, 2014, the Company had not purchased any shares under this additional repurchase program.

13.	New Accounting Standards

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11), which amends ASC 740 “Income Taxes.”  This update provides guidance on the financial statement presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist.  We adopted the provisions of ASU 2013-11 in 2014.  This update did not have a material effect on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services.  The standard will be effective for the Company beginning in the first quarter of 2017 and early adoption is not permitted.  The new standard permits the use of either the retrospective or cumulative effect transition method on adoption.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended June 28, 2014	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$26,056	$14,651	$8,802	$ -	$49,509

Cost of services	19,967	10,312	6,275	-	36,554

Selling, general and administrative	3,884	3,522	2,247	-	9,653

Depreciation and amortization	202	48	27	-	277

Operating income	$2,003	$769	$253	-	$3,025

Total assets	$44,497	$14,534	$16,880	$18,739	$94,650
Capital expenditures	$183	$ -	$ -	$724	$907

Thirteen Week Period Ended June 29, 2013(1)	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$20,953	$14,228	$7,198	$ -	$42,379

Cost of services	16,107	10,072	4,938	-	31,117

Selling, general and administrative	3,729	3,507	1,738	-	8,974

Severance and other charges	260	-	-	33	293

Depreciation and amortization	167	85	29	-	281

Operating income	$690	$564	$493	($33)	$1,714

Total assets	$39,958	$14,727	$12,291	$17,495	$84,471
Capital expenditures	$360	$37	$ -	$135	$532

(1) Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.  These changes had no impact on previously reported results of operations or shareholder’s equity.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Twenty-Six Week Period Ended June 28, 2014	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$50,780	$29,670	$17,628	$ -	$98,078

Cost of services	39,455	20,792	12,619	-	72,866

Selling, general and administrative	7,789	7,177	4,531	-	19,497

Severance and other charges	-	-	-	104	104

Depreciation and amortization	394	105	49	-	548

Operating income	$3,142	$1,596	$429	($104)	$5,063

Total assets	$44,497	$14,534	$16,880	$18,739	$94,650
Capital expenditures	$533	$ -	$83	$733	$1,349

Twenty-Six Week Period Ended June 29, 2013(1)	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$41,263	$28,222	$14,124	$ -	$83,609

Cost of services	31,907	20,054	9,765	-	61,726

Selling, general and administrative	7,207	6,968	3,492	-	17,667

Severance and other charges	342	-	-	96	438

Depreciation and amortization	322	170	58	-	550

Operating income	$1,485	$1,030	$809	($96)	$3,228

Total assets	$39,958	$14,727	$12,291	$17,495	$84,471
Capital expenditures	$633	$56	$4	$152	$845

(1) Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.  These changes had no impact on previously reported results of operations or shareholder’s equity.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the twenty-six week periods ended June 28, 2014 and June 29, 2013 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues
U. S.	$34,943	$32,984	$70,752	$65,567
Canada	13,097	8,063	24,582	15,449
Puerto Rico	1,469	1,332	2,744	2,593
	$49,509	$42,379	$98,078	$83,609

Total assets by geographic area as of the reported periods are as follows:

	June 28, 2014	December 28, 2013
Total assets
U. S.	$68,869	$62,198
Canada	24,199	22,993
Puerto Rico	1,582	1,333
	$94,650	$86,524

15.	Income Taxes

The projected fiscal 2014 effective income tax rate as of June 28, 2014 is approximately 41.7% and 28.4% in the United States and Canada, respectively, and has yielded a consolidated effective income tax rate of approximately 36.1% for the twenty-six week period ended June 28, 2014.  The Company reduced an unrecognized tax benefit of $0.5 million during the twenty-six weeks ended June 29, 2013.   Before considering this discreet adjustment, the projected fiscal 2013 effective income tax rate as of June 29, 2013 was approximately 41.3% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 40.8% for the twenty-six week period ended June 29, 2013.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating zero as of June 28, 2014 and $0.1 million as of December 28, 2013.  Asserted claims in these matters seek approximately $11.2 million in damages as of June 28, 2014.

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

The Company incurred $0.1 million in severance and other charges for the twenty-six week period ended June 28, 2014 and $0.4 million for the comparable prior year period.  The costs in the current period primarily related to professional fees associated with the settlement agreements entered into following the Company’s fiscal 2013 proxy contest.  The costs in the comparable prior year period primarily related to facilities consolidation charges and the professional fees associated with the 2013 proxy contest.

As of December 28, 2013 and June 28, 2014 the Company accrued $2.5 million for severance for Mr. Kopyt to be paid during the third quarter of fiscal 2014.  As of June 28, 2014 the Company’s prepaid expenses and other current assets includes $1.7 million funded to a rabbi trust which represents the severance obligation, net of taxes, to be paid to Mr. Kopyt.

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

The Company experienced an increase in revenues of 17.3% during the twenty-six week period ended June 28, 2014 as compared to the comparable prior year period.   The Engineering, Information Technology and Specialty Healthcare segments experienced growth of 23.1%, 5.1% and 24.8%, respectively. The Company is optimistic that overall results for the remaining two quarters of fiscal 2014 should remain favorable as compared to the comparable prior year periods.

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

Transit Accounts Receivable and Transit Accounts Payable
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the twenty-six week period ended June 28, 2014, total gross billings, including both transit cost billings and the Company’s earned fees, was $36.1 million, for which the Company recognized $22.4 million of its net fee as revenue.  During the twenty-six week period ended June 29, 2013, total gross billings, including both transit cost billings and the Company’s earned fees, was $37.7 million, for which the Company recognized $12.1 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $4.3 million and related transit accounts payable was $6.8 million, for a net liability of $2.5 million, as of June 28, 2014.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of June 28, 2014, the Company had domestic short-term deferred tax assets of $1.3 million, total domestic long-term net deferred income tax assets of $1.3 million and foreign short-term deferred tax liability of $0.1 million.   The domestic short-term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

The Company had an unrecognized tax benefit of $0.6 million as of June 28, 2014 and December 28, 2013.  There were no changes to unrecognized tax benefits during the comparable prior year period.

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

Thirteen Week Period Ended June 28, 2014 Compared to Thirteen Week Period Ended June 29, 2013

A summary of operating results for the thirteen week periods ended June 28, 2014 and June 29, 2013 is as follows (in thousands):

	June 28, 2014		June 29, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$49,509	100.0	$42,379	100.0
Cost of services	36,554	73.8	31,117	73.5
Gross profit	12,955	26.2	11,262	26.5

Selling, general and administrative	9,653	19.5	8,974	21.2
Severance and other charges	-	0.0	293	0.7
Depreciation and amortization	277	0.6	281	0.6
	9,930	20.1	9,548	22.5

Operating income	3,025	6.1	1,714	4.0
Other (expense) income, net	37	0.1	(13)	0.0

Income before income taxes	3,062	6.2	1,701	4.0
Income tax expense	1,045	2.1	231	0.5

Net income	$2,017	4.1	$1,470	3.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended June 28, 2014 and June 29, 2013 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 28, 2014 Compared to Thirteen Week Period Ended June 29, 2013 (Continued)

Revenues.  Revenues increased 16.8%, or $7.1 million, for the thirteen week period ended June 28, 2014 as compared to the thirteen week period ended June 29, 2013 (the “comparable prior year period”).  Revenues increased $5.1 million in the Engineering segment, $0.4 million in the Information Technology segment and $1.6 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 17.5%, or $5.4 million, for the thirteen week period ended June 28, 2014 as compared to the comparable prior year period.  The increase in cost of services was primarily due to the increase in revenues.  Cost of services as a percentage of revenues increased to 73.8% for the thirteen week period ended June 28, 2014 from 73.5% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work in the Engineering segment and an increase in the cost of services as a percentage of revenues in the Company’s Specialty Health Care segment.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 7.6%, or $0.7 million, for the thirteen week period ended June 28, 2014 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support higher revenues.  As a percentage of revenues, SGA expenses were 19.5% for the thirteen week period ended June 28, 2014 as compared to 21.3% for the comparable prior year period.  SGA expense as a percentage of revenues decreased due to the increase in revenues.

Severance and Other Charges.  The Company did not incur any severance and other charges during the thirteen week period ended June 28, 2014.  The Company incurred $0.3 million in severance and other charges during the thirteen week period ended June 29, 2013 which primarily related to facilities consolidation charges and professional fees associated with the Company’s fiscal 2013 proxy contest.  The Company does not anticipate it will incur any more charges related to facilities consolidation or the proxy contest.  The Company may incur significant additional charges in fiscal 2014 related to continuing its research and development tax credit study started in fiscal 2013.

Other (Expense) Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.

Income Tax Expense.  The Company recognized $1.0 million of income tax expense for the thirteen week period ended June 28, 2014 as compared to $0.2 million for the comparable prior year period.  Income tax expense for the thirteen week period ended June 29, 2013 reflects a reduction by $0.5 million resulting from a reduction in a previously unrecognized tax benefit (“discrete adjustment”).  The consolidated effective income tax rate for the current period was 34.1% as compared to 41.4% for the comparable prior year period (before the discrete adjustment). The projected fiscal 2014 effective income tax rate as of June 28, 2014 was approximately 41.7% and 28.4% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the thirteen week period ended June 28, 2014 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 28, 2014 Compared to Thirteen Week Period Ended June 29, 2013 (Continued)

Segment Discussion

Engineering

Engineering revenues of $26.1 million in the thirteen week period ended June 28, 2014 increased $5.1 million, or 24.4%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $5.1 million in the Company’s Canadian Engineering group. The Engineering segment operating income was $2.0 million for the thirteen week period ended June 28, 2014 as compared to $0.7 million for the comparable prior year period.  Operating income increased primarily due to the substantial increase in revenues and the decrease in severance and other charges of $0.3 million, offset by an increase in SGA expenses.  SGA expenses increased by $0.2 million due to increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.

Information Technology

Information Technology revenues of $14.7 million in the thirteen week period ended June 28, 2014 increased $0.4 million, or 3.0%, as compared to the comparable prior year period.  The Information Technology segment operating income was $0.8 million for the thirteen week period ended June 28, 2014 as compared to $0.6 million in the comparable prior year period.  The increase in operating income was primarily due to an increase in revenues and a decrease in cost of services as a percentage of revenues. Cost of services as a percentage of revenues decreased to 70.4% from 70.8% for the comparable prior year period primarily due to a continued effort by the Company to focus on higher margin services.

Specialty Health Care

Specialty Health Care revenues of $8.8 million in the thirteen week period ended June 28, 2014 increased $1.6 million, or 22.3%, as compared to the comparable prior year period.  The primary reason for the increase in the revenues for the Specialty Health Care segment related to an increase of $2.0 million in revenues from the segment’s Honolulu office.  Specialty Health Care’s operating income for the thirteen week period ended June 28, 2014 was $0.3 million as compared to $0.5 million for the comparable prior year period.  The decrease in operating income was due primarily to an increase in cost of services as a percentage of revenues and an increase in SGA expense.   Cost of services as a percentage of revenues increased to 71.3% from 68.6% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in Specialty Health Care’s core markets and the segment’s geographic expansion efforts, which have thus far garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.  The increase in SGA expenses of $0.5 million was primarily due to increased investments in expanding Specialty Health Care’s geographic footprint and several new service lines as well as an increased allocation of the Company’s corporate SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 28, 2014 Compared to Twenty-Six Week Period Ended June 29, 2013

A summary of operating results for the twenty-six week periods ended June 28, 2014 and June 29, 2013 is as follows (in thousands):

	June 28, 2014		June 29, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$98,078	100.0	$83,609	100.0
Cost of services	72,866	74.3	61,726	73.8
Gross profit	25,212	25.7	21,883	26.2

Selling, general and administrative	19,497	19.9	17,667	21.1
Severance and other charges	104	0.1	438	0.5
Depreciation and amortization	548	0.5	550	0.7
	20,149	20.5	18,655	22.3

Operating income	5,063	5.2	3,228	3.9
Other (expense) income, net	(25)	0.0	78	0.1

Income before income taxes	5,038	5.2	3,306	4.0
Income tax expense	1,818	1.9	876	1.1

Net income	$3,220	3.3	$2,430	2.9

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The reporting periods ended June 28, 2014 and June 29, 2013 consisted of twenty-six weeks each.

Revenues.  Revenues increased 17.3%, or $14.5 million, for the twenty-six week period ended June 28, 2014 as compared to the twenty-six week period ended June 29, 2013 (the “comparable prior year period”).  Revenues increased $9.5 million in the Engineering segment, $1.4 million in the Information Technology segment and $3.5 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 18.0%, or $11.1 million, for the twenty-six week period ended June 28, 2014 as compared to the comparable prior year period.  The increase in cost of services was primarily due to the increase in revenues.  Cost of services as a percentage of revenues increased to 74.3% for the twenty-six week period ended June 28, 2014 from 73.8% for the comparable prior year period. The increase in cost of services as a percentage of revenues was primarily due to a reduction in higher margin project work in the Engineering segment and an increase in the cost of services as a percentage of revenues in the Company’s Specialty Health Care segment.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  SGA expenses increased 10.4%, or $1.8 million, for the twenty-six week period ended June 28, 2014 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support higher revenues.  As a percentage of revenues, SGA expenses were 19.9% for the twenty-six week period ended June 28, 2014 as compared to 21.1% for the comparable prior year period.  SGA expense as a percentage of revenues primarily decreased due to the increase in revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 28, 2014 Compared to Twenty-Six Week Period Ended June 29, 2013 (Continued)

Severance and Other Charges.  The Company incurred $0.1 million in severance and other charges in the twenty-six week period ended June 28, 2014 as compared to $0.4 million in the comparable prior year period.  The costs in the current period primarily related to professional fees associated with the settlement agreements entered into following the Company’s fiscal 2013 proxy contest.  The costs in the comparable prior year period primarily related to facilities consolidation charges and professional fees associated with the Company’s fiscal 2013 proxy contest.  The Company does not anticipate it will incur any more charges related to facilities consolidation or the fiscal 2013 proxy contest.  The Company may incur significant additional charges in fiscal 2014 related to continuing its research and development tax credit study started in fiscal 2013.

Other (Expense) Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.

Income Tax Expense.  The Company recognized $1.8 million of income tax expense for the twenty-six week period ended June 28, 2014 as compared to $0.9 million for the comparable prior year period.  Income tax expense for the twenty-six week period ended June 29, 2013 reflects a reduction by $0.5 million resulting from a reduction in a previously unrecognized tax benefit (“discrete adjustment”).  The consolidated effective income tax rate for the current period was 36.1% as compared to 40.8% for the comparable prior year period (before the discrete adjustment). The projected fiscal 2014 effective income tax rate as of June 28, 2014 was approximately 41.7% and 28.4% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the twenty-six week period ended June 28, 2014 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 28, 2014 Compared to Twenty-Six Week Period Ended June 29, 2013 (Continued)

Segment Discussion

Engineering

Engineering revenues of $50.8 million in the twenty-six week period ended June 28, 2014 increased $9.5 million, or 23.1%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $9.2 million in the Company’s Canadian Engineering group. The Engineering segment operating income was $3.1 million for the twenty-six week period ended June 28, 2014 as compared to $1.5 million for the comparable prior year period.  Operating income increased primarily due to the substantial increase in revenues and the decrease in severance and other charges of $0.3 million, offset by an increase in SGA expenses and an increase in cost of services as a percentage of revenues.  SGA expenses increased by $0.6 million due to increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.  Cost of services as a percentage of revenues increased to 77.7% from 77.3% for the comparable prior year period primarily due to a large fixed priced contract with costs that exceeded estimates.  The Company believes this large fixed price contract will be substantially completed by the end of fiscal 2014.

Information Technology

Information Technology revenues of $29.7 million in the twenty-six week period ended June 28, 2014 increased $1.4 million, or 5.1%, as compared to the comparable prior year period.  The Information Technology segment operating income was $1.6 million for the twenty-six week period ended June 28, 2014 as compared to $1.0 million in the comparable prior year period.  The increase in operating income was primarily due to an increase in revenues and a decrease in cost of services as a percentage of revenues. Cost of services as a percentage of revenues decreased to 70.1% from 71.1% for the comparable prior year period primarily due to a continued effort by the Company to focus on higher margin services.

Specialty Health Care

Specialty Health Care revenues of $17.6 million in the twenty-six week period ended June 28, 2014 increased $3.5 million, or 24.8%, as compared to the comparable prior year period.  The primary reason for the increase in the revenues for the Specialty Health Care segment related to an increase of $3.3 million in revenues from the segment’s Honolulu office.  Specialty Health Care’s operating income for the twenty-six week period ended June 28, 2014 was $0.4 million as compared to $0.8 million for the comparable prior year period.  The decrease in operating income was due primarily to an increase in cost of services as a percentage of revenues and an increase in SGA expense.   Cost of services as a percentage of revenues increased to 71.6% from 69.1% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in Specialty Health Care’s core markets and the segment’s geographic expansion efforts, which have thus far garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.  The increase in SGA expenses of $1.0 million was primarily due to increased investments in expanding Specialty Health Care’s geographic footprint and several new service lines as well as an increased allocation of the Company’s corporate SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	June 28, 2014	June 29, 2013
Cash provided by (used in):
Operating activities	$3,907	($202)
Investing activities	($1,407)	($811)
Financing activities	$90	$122

Operating Activities
Operating activities provided $3.9 million of cash for the twenty-six week period ended June 28, 2014 as compared to using $0.2 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the twenty-six week period ended June 28, 2014 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the twenty-six week period ended June 28, 2014 was $3.2 million as compared to $2.4 million for the comparable prior year period.  An increase in accounts receivables in the twenty-six week period ended June 28, 2014 used $4.0 million of cash as compared to $5.6 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the twenty-six week period ended June 28, 2014 to an increase in revenues as compared to levels in the second half of fiscal 2013.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $2.5 million as of June 28, 2014 and was a negligible net asset as of December 28, 2013, so the cash impact during the twenty-six week period ended June 28, 2014 provided $2.4 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $0.8 million as of June 29, 2013 and was a net liability of $2.0 million as of December 29, 2012, so the cash impact during the twenty-six week period ended June 29, 2013 used $1.2 million in cash.

Prepaid expenses and other current assets used $1.9 million in cash for the twenty-six week period ended June 28, 2014 as compared to providing $0.3 million in the comparable prior year period. The primary reason for the increase in prepaid expenses and other current assets is that the Company funded a rabbi trust for $1.7 million, which represents the severance obligation, net of tax, to be paid to Leon Kopyt in August 2014.

An increase in accounts payable and accrued expenses provided $1.8 million for the twenty-six week period ended June 28, 2014 as compared to providing $2.4 million for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  A small increase in accrued payroll and related costs for the twenty-six week period ended June 28, 2014 had a negligible impact on cash as compared to providing $0.2 million for the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $1.4 million for the twenty-six week period ended June 28, 2014 as compared to using $0.8 million in the comparable prior year period.  The primary reason for the increase in cash used by investment activities was due to an increase of $0.5 million in property and equipment acquired from investments in the Company’s growing Engineering segment and upgrades to the Company’s internal information technology infrastructure.   The Company anticipates that it may significantly enhance its financial reporting and accounting system platform sometime in late 2014 and, as a result, it may see a significant rise in expenditures for property and equipment in fiscal 2014.

Financing Activities
Financing activities provided $0.1 million of cash for both the twenty-six week periods ended June 28, 2014 and the comparable prior year period.  The Company paid a contingent payment of $0.3 million to the former principles of BGA during the twenty-six week period ended June 28, 2014. The Company generated cash of $0.4 million from the sale of stock through its stock option and employee stock purchase plans for the twenty-six week period ended June 28, 2014 as compared to $0.2 million for the comparable prior year period. The comparable prior year period cash provided by financing activities was offset by $0.1 million in treasury stock purchases.

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

There were no borrowings during the twenty-six week periods ended June 28, 2014 and June 29, 2013.  At June 28, 2014 and December 28, 2013, there were letters of credit outstanding for $0.8 million.  At June 28, 2014, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

As of June 28, 2014, $1.7 million of the $11.6 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, with a negligible amount of this portion held in U.S. dollars and the balance held in Canadian dollars.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2014 (After June 28, 2014)	$1,614
2015	2,965
2016	2,247
2017	1,856
2018	1,582
Thereafter	767
Total	$11,031

Future Contingent Payments
As of June 28, 2014, the Company had one active acquisition agreement.  Effective July 1, 2012 the Company acquired certain assets of BGA as more fully described in Footnote 6 in the Consolidated Financial Statements.  The Company estimates future contingent payments as follows (in thousands):

Period Ending
January 3, 2015	$88
January 2, 2016	222
December 31, 2016	307
Estimated Future Contingent Payments	$617

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA are capped at a maximum of $2.7 million cumulatively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of June 28, 2014, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

RCM Technologies, Inc.
Date: August 13, 2014	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 13, 2014	By: /s/ Kevin Miller
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

Date: August 13, 2014	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

Date: August 13, 2014	/s/ Kevin Miller Kevin Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended June 28, 2014 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  August 13, 2014

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended June 28, 2014 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin Miller
Kevin Miller
Chief Financial Officer

Date:  August 13, 2014