Form 10-Q
period 2014-09-27
RCM TECHNOLOGIES INC
filed 2014-11-06
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Common Stock, $0.05 par value, 12,554,551 shares outstanding as of November 5, 2014.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 27, 2014 and December 28, 2013
(In thousands, except share and per share amounts)

	September 27,	December 28,
	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$8,305	$9,317
Accounts receivable, net	60,529	55,726
Transit accounts receivable	6,937	3,953
Deferred income tax assets, domestic	981	1,833
Prepaid expenses and other current assets	2,300	1,875
Total current assets	79,052	72,704

Property and equipment, net	3,445	2,291

Other assets:
Deposits	232	159
Goodwill	10,223	9,545
Intangible assets, net	219	216
Deferred income tax assets, domestic	1,169	1,609
Total other assets	11,843	11,529

Total assets	$94,340	$86,524

Current liabilities:
Accounts payable and accrued expenses	$8,712	$9,671
Transit accounts payable	7,021	3,905
Accrued payroll and related costs	9,221	10,104
Income taxes payable	703	404
Deferred income tax liability, foreign	127	132
Contingent consideration	310	523
Total current liabilities	26,094	24,739

Contingent consideration	1,072	407

Total liabilities	27,166	25,146

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,017,357 shares issued and 12,544,051 shares outstanding at September 27, 2014 and 13,892,265 shares issued and 12,418,959 shares outstanding at December 28, 2013	701	695
Additional paid-in capital	111,755	110,605
Accumulated other comprehensive income	524	815
Accumulated deficit	(38,306)	(43,237)
Treasury stock common (1,473,306 shares at September 27, 2014 and December 28, 2013, at cost)	(7,500)	(7,500)
Stockholders’ equity	67,174	61,378

Total liabilities and stockholders’ equity	$94,340	$86,524

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Thirty-Nine Week Periods Ended September 27, 2014 and September 28, 2013
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenues	$46,382	$41,320	$144,460	$124,929
Cost of services	33,221	30,636	106,087	92,362
Gross profit	13,161	10,684	38,373	32,567

Operating costs and expenses
Selling, general and administrative	9,991	8,584	29,488	26,251
Severance and other charges	-	15	104	453
Depreciation and amortization	337	279	885	829
	10,328	8,878	30,477	27,533

Operating income	2,833	1,806	7,896	5,034

Other (expense) income
Interest expense and other, net	(19)	(14)	(45)	(36)
Reduction in contingent consideration	-	-	-	92
Gain on foreign currency transactions	25	10	26	18
	6	(4)	(19)	74

Income before income taxes	2,839	1,802	7,877	5,108
Income tax expense	962	660	2,780	1,536

Net income	$1,877	$1,142	$5,097	$3,572

Basic net earnings per share	$0.15	$0.09	$0.41	$0.29

Diluted net earnings per share	$0.15	$0.09	$0.40	$0.29

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended September 27, 2014 and September 28, 2013 (Unaudited) (In thousands)

	September 27, 2014	September 28, 2013

Net income	$5,097	$3,572
Foreign currency translation adjustment	(457)	(348)
Comprehensive income	$4,640	$3,224

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended September 27, 2014 (Unaudited) (In thousands)

Foreign Currency Items

Beginning balance	$815

Other comprehensive income before reclassifications	(457)

Amounts reclassified from accumulated other comprehensive income (a)	166

Net current-period comprehensive income	(291)

Ending balance	$524

(a) The amounts represent residual foreign currency translation balances in our Cataract and Irish subsidiaries after these subsidiaries had been effectively liquidated.

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Thirty-Nine Week Period Ended September 27, 2014 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2013	13,892,265	$695	$110,605	$815	($43,237)	1,473,306	($7,500)	$61,378

Issuance of stock under employee stock purchase plan	67,092	3	336	-	-	-	-	339
Translation adjustment	-	-	-	(457)	-	-	-	(457)
Issuance of stock upon exercise of stock options	58,000	3	263	-	-	-	-	266
Share-based compensation expense	-	-	551	-	-	-	-	551
Reclass of currency translation	-	-	-	166	(166)	-	-	-
Net income	-	-	-	-	5,097	-	-	5,097

Balance, September 27, 2014	14,017,357	$701	$111,755	$524	($38,306)	1,473,306	($7,500)	$67,174

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended September 27, 2014 and September 28, 2013 (Unaudited) (In thousands)

	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$5,097	$3,572

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	885	829
Changes in fair value of contingent consideration	-	(92)
Stock-based compensation expense	551	515
Provision for allowance for doubtful accounts	850	(519)
Deferred income tax expense	1,292	518
Changes in assets and liabilities:
Accounts receivable	(5,645)	(11,055)
Transit accounts receivable	(2,984)	4,641
Prepaid expenses and other current assets	(426)	682
Accounts payable and accrued expenses	(968)	5,178
Transit accounts payable	3,115	(6,180)
Accrued payroll and related costs	(882)	1,764
Income taxes payable	299	887
Total adjustments	(3,913)	(2,832)
Net cash provided by (used in) operating activities	1,184	740

Cash flows from investing activities:
Property and equipment acquired	(1,952)	(1,071)
Decrease in deposits	(71)	41
Net cash used in investing activities	(2,023)	(1,030)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	339	259
Exercise of stock options	266	98
Common stock repurchases	-	(83)
Contingent consideration paid	(313)	-
Net cash provided by financing activities	292	274
Effect of exchange rate changes on cash and cash equivalents	(465)	(58)
Decrease in cash and cash equivalents	(1,012)	(74)
Cash and cash equivalents at beginning of period	9,317	14,123

Cash and cash equivalents at end of period	$8,305	$14,049

Supplemental cash flow information:
Cash paid for:
Interest	$51	$46
Income taxes	$1,346	$250

Non-cash investing activities:
Contingent consideration recorded, not yet paid, as part of business acquisition	$765	$ -
Fixed assets acquired in acquisition	$26	$ -

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

Results for the thirteen and thirty-nine week periods ended September 27, 2014 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 28, 2013 was a 52-week reporting year.  The third fiscal quarters of 2014 and 2013 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
September 27, 2014	Thirteen	Thirty-Nine
September 28, 2013	Thirteen	Thirty-Nine

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	September 27, 2014	December 28, 2013
Billed	$46,018	$35,415
Accrued and unbilled	6,022	7,895
Work-in-progress	9,489	13,394
Allowance for doubtful accounts and sales discounts	(1,000)	(978)

Accounts receivable, net	$60,529	$55,726

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $6.9 million and related transit accounts payable was $7.0 million, for a net liability of $0.1 million, as of September 27, 2014.  The transit accounts receivable was $4.0 million and related transit accounts payable was $3.9 million, for a negligible net asset, as of December 28, 2013.

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

Property and equipment are comprised of the following:

	September 27, 2014	December 28, 2013
Equipment and furniture	$2,567	$2,454
Computers and systems	6,509	5,670
Leasehold improvements	741	633
	9,817	8,757

Less: accumulated depreciation and amortization	6,372	6,466

Property and equipment, net	$3,445	$2,291

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

5.	Property and Equipment (Continued)

The Company periodically writes off fully depreciated assets.  The Company wrote off fully depreciated assets of $916 and $1,149 for the thirty-nine week periods ended September 27, 2014 and September 28, 2013, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration relative to the total estimated purchase price.

Future Contingent Payments
As of September 27, 2014, the Company had two active acquisition agreements whereby additional contingent consideration may be earned: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); and 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”), an Ontario amalgamated corporation, as more fully described below. The Company cannot estimate future contingent payments with any certainty.  However, the Company estimates future contingent payments at September 27, 2014 as follows:

Period Ending	BGA	PCI	Total
January 3, 2015	$88	$ -	$88
January 2, 2016	222	261	483
December 31, 2016	307	197	504
December 30, 2017	-	307	307
Estimated future contingent consideration payments	$617	$765	$1,382

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA and PCI are capped at cumulative maximums of $2.7 million and $2.0 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of September 27, 2014.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $0.3 million in contingent consideration during the thirty-nine week period ended September 27, 2014.  The Company did not pay any contingent consideration in the comparable prior year period.  There were no other changes to the fair value of the contingent consideration during the thirty-nine week period ended September 27, 2014.

PCI
Effective August 1, 2014, the Company purchased the stock of PCI. PCI is a Toronto, Canada based engineering company specializing in the design, installation, supervision and commissioning of high voltage electrical equipment in substations and power plants.  PCI provides comprehensive design and engineering of substations at any voltage level, system studies, 3D implementation, site commissioning, project management, consulting and site management. RCM expects the purchase of PCI to complement and expand RCM’s engineering services offerings and provide RCM’s customers with a stronger depth of experienced engineering resources. The Company believes that the PCI assembled workforce consists of highly trained and experienced engineers that will greatly assist RCM in executing future growth in revenues.  The PCI acquisition will operate as part of the Company’s Engineering segment.  The PCI purchase consideration consisted of the following:

Assumption of current liabilities, net of current assets	$7
Contingent consideration, net present value	765
Total consideration	$772

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

The shareholders of PCI are eligible to receive post-closing contingent consideration upon PCI exceeding certain base levels of operating income, potentially earned over three years and not to exceed a total of $2.0 million cumulatively.  The amount recorded for contingent consideration represents the acquisition date fair value of expected consideration to be paid based on PCI’s forecasted operating income during the three year period.  In order to prepare the unaudited Financial Statements included in its unaudited Form 10-Q for the thirteen weeks ended September 27, 2014, the Company estimated the expected future contingent consideration to be paid to the PCI shareholders.  It is anticipated that such estimates will undergo further review and analysis as the Company prepares the audited financial statements to be included in its Form 10-K for the fiscal year ending January 3, 2015. While the Company anticipates that the estimated contingent consideration recorded as of September 27, 2014 may differ from the final estimated contingent consideration, the Company does not believe the difference, if any, will be material.

Estimated expected consideration was valued based on different possible scenarios for projected operating income.  Each case was assigned a probability which was used to calculate an estimate of the forecasted future payments.  Then a discount rate was applied to these forecasted future payments to determine the acquisition date fair value to be recorded.  At the time of the acquisition, the book and tax basis of assets and liabilities acquired are approximately the same.

The acquisition has been accounted for under the purchase method of accounting. The total preliminary estimated purchase price has been allocated as follows:

Fixed assets	$26
Restricted covenants	23
Customer relationships	45
Goodwill	678
Total consideration	$772

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required.  The Company formally assesses these qualitative factors, and if necessary, conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year or if indicators of impairment exist.  During all periods presented, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists.  Since there have been no indicators of impairment, the Company has not performed a quantitative impairment test.

The changes in the carrying amount of goodwill for the thirty-nine week period ended September 27, 2014 are as follows:

	Information Technology	Engineering	Specialty Health Care	Total
Balance as of December 28, 2013	$5,516	$2,326	$1,703	$9,545

Contingent consideration recorded, PCI acquisition	-	678	-	678

Balance as of September 27, 2014	$5,516	$3,004	$1,703	$10,223

8.	Intangible Assets

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

The following table reflects the components of net intangible assets, excluding goodwill:

	Engineering	Information Technology	Total
Balance as of December 28, 2013	$179	$37	$216

Amortization of intangibles during the thirty-nine week period ended September 27, 2014	41	24	65

Intangibles acquired, PCI acquisition	68	-	68

Balance as of September 27, 2014	$206	$13	$219

The Company periodically writes off fully amortized intangible assets.  The Company did not write off any fully amortized intangibles for the thirty-nine week periods ended September 27, 2014 and September 28, 2013.

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

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as restrictions on the Company’s ability to borrow to pay dividends.  As of September 27, 2014, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

There were no borrowings during the thirty-nine week periods ended September 27, 2014 and September 28, 2013.  At both September 27, 2014 and December 28, 2013, there were letters of credit outstanding for $0.8 million.  At September 27, 2014, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirty-nine week periods ended September 27, 2014 and September 28, 2013 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Basic weighted average shares outstanding	12,540,955	12,364,018	12,494,793	12,333,318
Dilutive effect of outstanding stock options	217,850	123,400	198,036	98,143
Weighted average dilutive shares outstanding	12,758,805	12,487,418	12,692,829	12,431,461

There were 45,000 and 97,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the thirty-nine week periods ended September 27, 2014 and September 28, 2013, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the period were higher than the average market price of the Company’s common stock for the same period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	September 27, 2014	December 28, 2013

Exercise of options outstanding	222,900	276,900
Restricted stock awards outstanding	300,000	300,000
Future grants of options or shares	19,100	34,100
Shares reserved for employee stock purchase plan	122,484	189,576

Total	664,484	800,576

11.	Share-Based Compensation

At September 27, 2014, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $551 and $515 was recognized for the thirty-nine week periods ended September 27, 2014 and September 28, 2013, respectively.

As of September 27, 2014, the Company had approximately $741 of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options were generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of September 27, 2014, options to purchase 76,000 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors may award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determines the vesting period at the time of grant.  As of September 27, 2014, options to purchase 57,500 shares of common stock granted under the 2000 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

The 1996 Plan and 2000 Plan are expired and therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate may be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards may be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of September 27, 2014, under the 2007 Plan, 19,100 shares of common stock were available for future grants and options to purchase 89,400 shares of common stock, as well as 300,000 restricted stock units, were outstanding.

Stock Options

There were 15,000 options granted during the thirty-nine week period ended September 27, 2014 and 5,000 options granted during the thirty-nine week period ended September 28, 2013.  Activity regarding outstanding options for the thirty-nine week period ended September 27, 2014 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 28, 2013	276,900	$5.47
Options granted	15,000	$6.10
Options exercised	(58,000)	$4.59
Options forfeited/cancelled	(11,000)	$8.81

Options outstanding as of September 27, 2014	222,900	$5.57

Options outstanding price range at September 27, 2014	$4.16 - $9.81

Options exercisable as of September 27, 2014	152,900	$5.53

Intrinsic value of outstanding stock options as of September 27, 2014	$476

Intrinsic value of stock options exercised for the thirty-nine week period ended September 27, 2014	$112

As of September 27, 2014, the Company had approximately $69 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

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

To date, the Company has only issued restricted stock units under the 2007 Plan.  The following summarizes the restricted stock units activity under the 2007 Plan during 2014:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2013	300	$5.72
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at September 27, 2014	300	$5.72

Based on the closing price of the Company’s common stock of $7.44 per share on September 26, 2014, the intrinsic value of the non-vested restricted stock units at September 27, 2014 was approximately $2.2 million.  As of September 27, 2014, there was approximately $672 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 13.5 months.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of June 29, 2014) was 33,230.  As of September 27, 2014, there were 122,484 shares available for issuance under the Purchase Plan.

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

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  As of September 27, 2014, the Company had not purchased any shares under this additional repurchase program.

On September 30, 2014, the Board extended this repurchase program through October 31, 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued.  The standard update will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted.  The Company is evaluating the effect that ASU 2014-15 will have on its consolidated financial statements and related disclosures.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended September 27, 2014	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$24,835	$14,405	$7,142	$ -	$46,382

Cost of services	18,239	9,941	5,041	-	33,221

Selling, general and administrative	4,096	3,560	2,335	-	9,991

Depreciation and amortization	248	61	28	-	337

Operating income (loss)	$2,252	$843	($262)	$ -	$2,833

Total assets	$49,169	$15,253	$16,529	$13,389	$94,340
Capital expenditures	$587	$ -	$9	$7	$603

Thirteen Week Period Ended September 28, 2013(1)	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$22,000	$13,156	$6,164	$ -	$41,320

Cost of services	16,660	9,649	4,327	-	30,636

Selling, general and administrative	3,401	3,288	1,895	-	8,584

Severance and other charges	-	-	-	15	15

Depreciation and amortization	187	66	26	-	279

Operating income (loss)	$1,752	$153	($84)	($15)	$1,806

Total assets	$45,525	$14,106	$12,507	$17,818	$89,956
Capital expenditures	$226	-	-	-	$226

(1) Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.  These changes had no impact on previously reported results of operations or shareholder’s equity.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirty-Nine Week Period Ended September 27, 2014	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$75,615	$44,076	$24,769	$ -	$144,460

Cost of services	57,695	30,734	17,658	-	106,087

Selling, general and administrative	11,881	10,735	6,872	-	29,488

Severance and other charges	-	-	-	104	104

Depreciation and amortization	643	165	77	-	885

Operating income (loss)	$5,396	$2,442	$162	($104)	$7,896

Total assets	$49,169	$15,253	$16,529	$13,389	$94,340
Capital expenditures	$1,120	$ -	$92	$740	$1,952

Thirty-Nine Week Period Ended September 28, 2013(1)	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$63,263	$41,378	$20,288	$ -	$124,929

Cost of services	48,562	29,706	14,094	-	92,362

Selling, general and administrative	10,608	10,256	5,387	-	26,251

Severance and other charges	342	-	-	111	453

Depreciation and amortization	509	236	84	-	829

Operating income (loss)	$3,237	$1,183	$725	($111)	$5,034

Total assets	$45,525	$14,106	$12,507	$17,818	$89,956
Capital expenditures	$859	$57	$4	$151	$1,071

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

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirty-nine week periods ended September 27, 2014 and September 28, 2013 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues
U. S.	$32,651	$30,991	$103,403	$96,558
Canada	12,087	8,980	36,669	24,429
Puerto Rico	1,644	1,349	4,388	3,942
	$46,382	$41,320	$144,460	$124,929

Total assets by geographic area as of the reported periods are as follows:

	September 27, 2014	December 28, 2013
Total assets
U. S.	$63,225	$62,198
Canada	29,502	22,993
Puerto Rico	1,613	1,333
	$94,340	$86,524

15.	Income Taxes

The projected fiscal 2014 effective income tax rate as of September 27, 2014 is approximately 41.7% and 27.7% in the United States and Canada, respectively, and has yielded a consolidated effective income tax rate of approximately 35.3% for the thirty-nine week period ended September 27, 2014.  The Company reduced an unrecognized tax benefit of $0.5 million during the thirty-nine weeks ended September 28, 2013.   Before considering this discreet adjustment, the projected fiscal 2013 effective income tax rate as of September 28, 2013 was approximately 41.3% and 28.2% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 39.3% for the thirty-nine week period ended September 28, 2013.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating $0.1 million as of both September 27, 2014 and December 28, 2013.  Asserted claims in these matters seek approximately $8.4 million and $10.7 million in damages as of September 27, 2014 and December 28, 2013, respectively.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.  Severance and Other Charges

During the year ended December 28, 2013, the Company incurred one-time charges related to three endeavors: 1) facilities consolidation charges - the Company elected to consolidate its Canadian operations by consolidating its Mississauga location into its expanded Pickering location, and the Company closed its Mason, Ohio office. The costs associated with the consolidation of offices in Canada primarily related to statutory severance requirements resulting from labor laws in Canada.  The charges associated with the Company’s closed Mason, Ohio office represent future rent payments whereby the Company will not utilize the premises; 2) the Company engaged in a contested proxy solicitation which culminated in a group of stockholders winning two seats on the Company’s board of directors and the subsequent retirement of its former President and Chief Executive Officer, Leon Kopyt; and 3) the Company incurred professional fees connected with a research and development tax credit study related to prior tax years.

The Company incurred $0.1 million in severance and other charges for the thirty-nine week period ended September 27, 2014 and $0.5 million for the comparable prior year period.  The costs in the current period primarily related to professional fees associated with the settlement agreements entered into following the Company’s fiscal 2013 proxy contest.  The costs in the comparable prior year period primarily related to facilities consolidation charges and the professional fees associated with the 2013 proxy contest.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

18.	Subsequent Events

The Company has a subcontract agreement with Black & McDonald Limited (“B&M”) to provide engineering and procurement services under B&M’s master services agreement with Ontario Power Generation (“OPG”).  The Company understands that in October 2014, OPG provided to B&M notice of default and termination of a large purchase order from OPG to B&M with respect to which B&M had engaged several subcontractors, including the Company. B&M notified the Company that it is disputing OPG’s default claim on this purchase order. As of September 27, 2014 the Company had outstanding accounts receivable to B&M of $5.6 million under the disputed purchase order and, including such amount, a total of $15.8 million of outstanding accounts receivable to B&M.  OPG has indicated to the Company that it will not make any further payments to B&M on the project in dispute.  The Company has received notice from B&M that while B&M disputes OPG’s assertion it is in default, B&M believes that in the event that it is in default under its agreement with OPG, then the Company may also be in default under its agreement with B&M.  The Company does not agree with this assertion.  The Company does not believe that any of its account receivables with B&M have been materially impaired and believes that its accounts receivable with B&M remain collectible, subject to existing reserves.  However, it is possible that a protracted dispute between OPG and B&M may impact the Company’s ability to collect its outstanding accounts receivable in a timely manner.

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

The Company experienced an increase in revenues of 15.6% during the thirty-nine week period ended September 27, 2014 as compared to the comparable prior year period.   The Engineering, Information Technology and Specialty Healthcare segments experienced growth of 21.1%, 6.5% and 22.1%, respectively. The Company is optimistic that overall results for the remaining quarter of fiscal 2014 should remain favorable as compared to the comparable prior year period.

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

Transit Accounts Receivable and Transit Accounts Payable
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the thirty-nine week period ended September 27, 2014, total gross billings, including both transit cost billings and the Company’s earned fees, was $55.2 million, for which the Company recognized $32.3 million of its net fee as revenue.  During the thirty-nine week period ended September 28, 2013, total gross billings, including both transit cost billings and the Company’s earned fees, was $57.7 million, for which the Company recognized $20.4 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $6.9 million and related transit accounts payable was $7.0 million, for a net liability of $0.1 million, as of September 27, 2014.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of September 27, 2014, the Company had domestic short-term deferred tax assets of $1.0 million, total domestic long-term net deferred income tax assets of $1.2 million and foreign short-term deferred tax liability of $0.1 million.   The domestic short-term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

The Company had an unrecognized tax benefit of $0.6 million as of September 27, 2014 and December 28, 2013.  There were no changes to unrecognized tax benefits during the comparable prior year period.

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

Thirteen Week Period Ended September 27, 2014 Compared to Thirteen Week Period Ended September 28, 2013

A summary of operating results for the thirteen week periods ended September 27, 2014 and September 28, 2013 is as follows (in thousands):

	September 27, 2014		September 28, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$46,382	100.0	$41,320	100.0
Cost of services	33,221	71.6	30,636	74.1
Gross profit	13,161	28.4	10,684	25.9

Selling, general and administrative	9,991	21.6	8,584	20.8
Severance and other charges	-	-	15	-
Depreciation and amortization	337	0.7	279	0.7
	10,328	22.3	8,878	21.5

Operating income	2,833	6.1	1,806	4.4
Other (expense) income, net	6	-	(4)	-

Income before income taxes	2,839	6.1	1,802	4.4
Income tax expense	962	2.1	660	1.6

Net income	$1,877	4.0	$1,142	2.8

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended September 27, 2014 and September 28, 2013 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 27, 2014 Compared to Thirteen Week Period Ended September 28, 2013 (Continued)

Revenues.  Revenues increased 12.3%, or $5.1 million, for the thirteen week period ended September 27, 2014 as compared to the thirteen week period ended September 28, 2013 (the “comparable prior year period”).  Revenues increased $2.8 million in the Engineering segment, $1.2 million in the Information Technology segment and $1.0 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 8.4%, or $2.6 million, for the thirteen week period ended September 27, 2014 as compared to the comparable prior year period.  The increase in cost of services was primarily due to the increase in revenues.  Cost of services as a percentage of revenues decreased to 71.6% for the thirteen week period ended September 27, 2014 from 74.1% for the comparable prior year period. The decrease in cost of services as a percentage of revenues was primarily due to higher gross margins in the Company’s Information Technology and Engineering segments.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 16.4%, or $1.4 million, for the thirteen week period ended September 27, 2014 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support higher revenues.  As a percentage of revenues, SGA expenses were 21.6% for the thirteen week period ended September 27, 2014 as compared to 20.8% for the comparable prior year period.  SGA expense as a percentage of revenues increased due to the Company’s continued investment in infrastructure designed to deliver revenue growth and increased incentive compensation associated with increased gross profit and operating income.

Severance and Other Charges.  The Company did not incur any severance and other charges during the thirteen week period ended September 27, 2014.  The Company incurred negligible severance and other charges during the thirteen week period ended September 28, 2013 which related to professional fees associated with the Company’s fiscal 2013 proxy contest.  The Company does not anticipate it will incur any more charges related to facilities consolidation or the proxy contest.  The Company may incur significant additional charges in fiscal 2014 related to continuing its research and development tax credit study started in fiscal 2013.

Other (Expense) Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.

Income Tax Expense.  The Company recognized $1.0 million of income tax expense for the thirteen week period ended September 27, 2014 as compared to $0.7 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 33.9% as compared to 36.6% for the comparable prior year period (before the discrete adjustment). The projected fiscal 2014 effective income tax rate as of September 27, 2014 was approximately 41.7% and 27.7% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the thirteen week period ended September 27, 2014 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 27, 2014 Compared to Thirteen Week Period Ended September 28, 2013 (Continued)

Segment Discussion

Engineering

Engineering revenues of $24.8 million in the thirteen week period ended September 27, 2014 increased $2.8 million, or 12.9%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $2.8 million in the Company’s Canadian Engineering group. The Engineering segment operating income was $2.3 million for the thirteen week period ended September 27, 2014 as compared to $1.8 million for the comparable prior year period.  Operating income increased primarily due to the increase in revenues and a decrease in cost of services as a percentage or revenues, offset by an increase in SGA expenses.  Cost of services as a percentage of revenue decreased to 73.4% for the thirteen week period ended September 27, 2014 as compared to 75.7% for the comparable prior year period.  The decrease in cost of services as a percentage of revenues was primarily due to the completion of a large fixed price contract in Canada at the end of the Company’s second fiscal quarter of 2014 that was experiencing significantly higher costs than were estimated when the project started.  SGA expenses increased by $0.7 million primarily due to increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.

Information Technology

Information Technology revenues of $14.4 million in the thirteen week period ended September 27, 2014 increased $1.2 million, or 9.5%, as compared to the comparable prior year period.  The Information Technology segment operating income was $0.8 million for the thirteen week period ended September 27, 2014 as compared to $0.2 million in the comparable prior year period.  The increase in operating income was primarily due to an increase in revenues and a decrease in cost of services as a percentage of revenues. Cost of services as a percentage of revenues decreased to 69.0% from 73.3% for the comparable prior year period primarily due to a continued effort by the Company to focus on higher margin services.

Specialty Health Care

Specialty Health Care revenues of $7.1 million in the thirteen week period ended September 27, 2014 increased $1.0 million, or 15.9%, as compared to the comparable prior year period.  The primary reason for the increase in the revenues for the Specialty Health Care segment related to an increase of $0.7 million in revenues from the segment’s Honolulu office.  Specialty Health Care experienced an operating loss of $0.3 million for the thirteen week period ended September 27, 2014 as compared to an operating loss of $0.1 million for the comparable prior year period.  The increase in operating loss was primarily due to an increase in cost of services as a percentage of revenues and an increase in SGA expense.   Cost of services as a percentage of revenues increased to 70.6% from 70.2% for the comparable prior year period.  The increase was primarily due to the segment’s geographic expansion efforts, which have thus far garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.  The increase in SGA expenses of $0.4 million was primarily due to increased investments in expanding Specialty Health Care’s geographic footprint and several new service lines as well as an increased allocation of the Company’s corporate SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 27, 2014 Compared to Thirty-Nine Week Period Ended September 28, 2013

A summary of operating results for the thirty-nine week periods ended September 27, 2014 and September 28, 2013 is as follows (in thousands):

	September 27, 2014		September 28, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$144,460	100.0	$124,929	100.0
Cost of services	106,087	73.4	92,362	73.9
Gross profit	38,373	26.6	32,567	26.1

Selling, general and administrative	29,488	20.4	26,251	21.0
Severance and other charges	104	0.1	453	0.4
Depreciation and amortization	885	0.6	829	0.7
	30,477	21.1	27,533	22.1

Operating income	7,896	5.5	5,034	4.0
Other (expense) income, net	(19)	-	74	0.1

Income before income taxes	7,877	5.5	5,108	4.1
Income tax expense	2,780	1.9	1,536	1.2

Net income	$5,097	3.6	$3,572	2.9

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The reporting periods ended September 27, 2014 and September 28, 2013 consisted of thirty-nine weeks each.

Revenues.  Revenues increased 15.6%, or $19.5 million, for the thirty-nine week period ended September 27, 2014 as compared to the thirty-nine week period ended September 28, 2013 (the “comparable prior year period”).  Revenues increased $12.3 million in the Engineering segment, $2.7 million in the Information Technology segment and $4.5 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 14.9%, or $13.7 million, for the thirty-nine week period ended September 27, 2014 as compared to the comparable prior year period.  The increase in cost of services was primarily due to the increase in revenues.  Cost of services as a percentage of revenues decreased to 73.4% for the thirty-nine week period ended September 27, 2014 from 73.9% for the comparable prior year period. The decrease in cost of services as a percentage of revenues was primarily due to improved performance in the Company’s Engineering and Information Technology segments.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  SGA expenses increased 12.3%, or $3.2 million, for the thirty-nine week period ended September 27, 2014 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support higher revenues.  As a percentage of revenues, SGA expenses were 20.4% for the thirty-nine week period ended September 27, 2014 as compared to 21.0% for the comparable prior year period.  SGA expense as a percentage of revenues primarily decreased due to the increase in revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 27, 2014 Compared to Thirty-Nine Week Period Ended September 28, 2013 (Continued)

Severance and Other Charges.  The Company incurred $0.1 million in severance and other charges in the thirty-nine week period ended September 27, 2014 as compared to $0.5 million in the comparable prior year period.  The costs in the current period primarily related to professional fees associated with the settlement agreements entered into following the Company’s fiscal 2013 proxy contest.  The costs in the comparable prior year period primarily related to facilities consolidation charges and professional fees associated with the Company’s fiscal 2013 proxy contest.  The Company does not anticipate it will incur any more charges related to facilities consolidation or the fiscal 2013 proxy contest.  The Company may incur significant additional charges in fiscal 2014 related to continuing its research and development tax credit study started in fiscal 2013.

Other (Expense) Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.

Income Tax Expense.  The Company recognized $2.8 million of income tax expense for the thirty-nine week period ended September 27, 2014 as compared to $1.5 million for the comparable prior year period.  Income tax expense for the thirty-nine week period ended September 28, 2013 reflects a reduction by $0.5 million resulting from a reduction in a previously unrecognized tax benefit (“discrete adjustment”).  The consolidated effective income tax rate for the current period was 35.3% as compared to 39.3% for the comparable prior year period (before the discrete adjustment). The projected fiscal 2014 effective income tax rate as of September 27, 2014 was approximately 41.7% and 27.7% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the thirty-nine week period ended September 27, 2014 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 27, 2014 Compared to Thirty-Nine Week Period Ended September 28, 2013 (Continued)

Segment Discussion

Engineering

Engineering revenues of $75.6 million in the thirty-nine week period ended September 27, 2014 increased $12.3 million, or 19.5%, as compared to the comparable prior year period. The increase was primarily due to an increase in revenues of $12.1 million in the Company’s Canadian Engineering group. The Engineering segment operating income was $5.4 million for the thirty-nine week period ended September 27, 2014 as compared to $3.2 million for the comparable prior year period.  Operating income increased primarily due to the substantial increase in revenues, a decrease in cost of services as a percentage of revenues and a decrease in severance and other charges of $0.3 million, offset by an increase in SGA expenses.  Cost of services as a percentage of revenues decreased to 76.3% for the current period from 76.8% for the comparable prior year period.  The decrease was primarily due to the completion at the end of the Company’s second fiscal quarter 2014 of a large fixed priced contract with costs that significantly exceeded estimates.  SGA expenses increased by $1.3 million due to increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.

Information Technology

Information Technology revenues of $44.1 million in the thirty-nine week period ended September 27, 2014 increased $2.7 million, or 6.5%, as compared to the comparable prior year period.  The Information Technology segment operating income was $2.4 million for the thirty-nine week period ended September 27, 2014 as compared to $1.2 million in the comparable prior year period.  The increase in operating income was primarily due to an increase in revenues and a decrease in cost of services as a percentage of revenues. Cost of services as a percentage of revenues decreased to 69.7% from 71.8% for the comparable prior year period primarily due to a continued effort by the Company to focus on higher margin services.

Specialty Health Care

Specialty Health Care revenues of $24.8 million in the thirty-nine week period ended September 27, 2014 increased $4.5 million, or 22.1%, as compared to the comparable prior year period.  The primary reason for the increase in the revenues for the Specialty Health Care segment related to an increase of $4.0 million in revenues from the segment’s Honolulu office.  Specialty Health Care’s operating income for the thirty-nine week period ended September 27, 2014 was $0.2 million as compared to $0.7 million for the comparable prior year period.  The decrease in operating income was due primarily to an increase in cost of services as a percentage of revenues and an increase in SGA expense.   Cost of services as a percentage of revenues increased to 71.3% from 69.5% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in Specialty Health Care’s core markets and the segment’s geographic expansion efforts, which have thus far garnered lower gross profit margins than the segment has typically achieved in its primary geographic region.  The increase in SGA expenses of $1.5 million was primarily due to increased investments in expanding Specialty Health Care’s geographic footprint and several new service lines as well as an increased allocation of the Company’s corporate SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	September 27, 2014	September 28, 2013
Cash provided by (used in):
Operating activities	$1,184	$740
Investing activities	($2,023)	($1,030)
Financing activities	$292	$274

Operating Activities
Operating activities provided $1.2 million of cash for the thirty-nine week period ended September 27, 2014 as compared to $0.7 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirty-nine week period ended September 27, 2014 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirty-nine week period ended September 27, 2014 was $5.1 million as compared to $3.6 million for the comparable prior year period.  An increase in accounts receivables in the thirty-nine week period ended September 27, 2014 used $5.6 million of cash as compared to $11.1 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the thirty-nine week period ended September 27, 2014 to an increase in revenues as compared to levels in the second half of fiscal 2013 and increases in balances with two major customers that experienced procedural issues related to invoicing that caused a significant increase in those customers accounts receivable balances as of September 27, 2014.  The Company anticipates that those balances will decrease from the September 27, 2014 balances during the Company’s fourth quarter in fiscal 2014.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $0.1 million as of September 27, 2014 and was a negligible net asset as of December 28, 2013, so the cash impact during the thirty-nine week period ended September 27, 2014 provided $0.1 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $1.5 million as of September 28, 2013 and was a net liability of $1.9 million as of December 29, 2012, so the cash impact during the thirty-nine week period ended September 28, 2013 used $0.4 million in cash.

Prepaid expenses and other current assets used $0.4 million in cash for the thirty-nine week period ended September 27, 2014 as compared to providing $0.7 million in the comparable prior year period.  The increase to prepaid expenses and other current assets during the current period primarily resulted from prepaid insurance premiums and income tax deposits.

A decrease in accounts payable and accrued expenses used $1.0 million for the thirty-nine week period ended September 27, 2014 as compared to providing $5.2 million for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase in accrued payroll and related costs for the thirty-nine week period ended September 27, 2014 used $0.9 million in cash as compared to providing $1.8 million for the comparable prior year period.  The primary reason for the decrease in accrued payroll and related costs during the current period was from a $2.7 million severance payment to the Company’s former President and CEO that was accrued in fiscal 2013 and paid during the Company’s fiscal third quarter 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $2.0 million for the thirty-nine week period ended September 27, 2014 as compared to using $1.0 million in the comparable prior year period.  The primary reason for the increase in cash used by investment activities was due to an increase of $1.1 million in property and equipment acquired from investments in the Company’s growing Engineering segment and $0.7 million upgrades to the Company’s internal information technology infrastructure.  The Company has decided to purchase and implement a new project management software platform sometime in the fourth quarter of fiscal 2014.  The implementation is anticipated to take at least six months and the total cost is expected to be as much as $1.0 million.  The Company also anticipates that it may significantly enhance its financial reporting and accounting system platform sometime in late 2015 and, as a result, it may see significant additional expenditures for property and equipment in fiscal 2015 and 2016.

Financing Activities
Financing activities provided $0.3 million of cash for both the thirty-nine week periods ended September 27, 2014 and the comparable prior year period.  The Company paid a contingent payment of $0.3 million to the former principles of BGA during the thirty-nine week period ended September 27, 2014. The Company generated cash of $0.6 million from the sale of stock through its stock option and employee stock purchase plans for the thirty-nine week period ended September 27, 2014 as compared to $0.4 million for the comparable prior year period. The comparable prior year period cash provided by financing activities was offset by $0.1 million in treasury stock purchases.

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

There were no borrowings during the thirty-nine week periods ended September 27, 2014 and September 28, 2013.  At September 27, 2014 and December 28, 2013, there were letters of credit outstanding for $0.8 million.  At September 27, 2014, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

As of September 27, 2014, $2.6 million of the $8.3 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, with a negligible amount of this portion held in U.S. dollars and the balance held in Canadian dollars.

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

Liquidity and Capital Resources (Continued)

Commitments (Continued)
The Company has a subcontract agreement with Black & McDonald Limited (“B&M”) to provide engineering and procurement services under B&M’s master services agreement with Ontario Power Generation (“OPG”).  The Company understands that in October 2014, OPG provided to B&M notice of default and termination of a large purchase order from OPG to B&M with respect to which B&M had engaged several subcontractors, including the Company. B&M notified the Company that it is disputing OPG’s default claim on this purchase order. As of September 27, 2014 the Company had outstanding accounts receivable to B&M of $5.6 million under the disputed purchase order and, including such amount, a total of $15.8 million of outstanding accounts receivable to B&M.  OPG has indicated to the Company that it will not make any further payments to B&M on the project in dispute.  The Company has received notice from B&M that while B&M disputes OPG’s assertion it is in default, B&M believes that in the event that it is in default under its agreement with OPG, then the Company may also be in default under its agreement with B&M.  The Company does not agree with this assertion.

In addition, OPG has notified the Company that it intends to contract directly with the Company for the remaining engineering and procurement services work on this large project, and has instructed the Company to proceed with its current work while it prepares the necessary purchase orders to provide to the Company.

The Company has no knowledge of OPG providing B&M with notice of default on any other projects for which the Company is a subcontractor, and also believes that these projects will continue in the normal course. The Company does not believe that any of its account receivables with B&M have been materially impaired and believes that its accounts receivable with B&M remain collectible, subject to existing reserves.  However, it is possible that a protracted dispute between OPG and B&M may impact the Company’s ability to collect its outstanding accounts receivable in a timely manner.

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

The Company has decided to purchase and implement a new project management software platform sometime in the fourth quarter of fiscal 2014.  The implementation is anticipated to take at least six months and the total cost is expected to be as much as $1.0 million.  The Company also anticipates that it may significantly enhance its financial reporting and accounting system platform sometime in late fiscal 2015 and, as a result, it may experience significant additional expenditures for property and equipment in fiscal 2015 and 2016.  The Company’s current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

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

Liquidity and Capital Resources (Continued)

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2014 (After September 27, 2014)	$836
2015	3,180
2016	2,415
2017	1,974
2018	1,581
Thereafter	671
Total	$10,657

Future Contingent Payments
As of September 27, 2014, the Company had two active acquisition agreements whereby additional contingent consideration may be earned: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); and 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”), an Ontario amalgamated corporation, as more fully described below. The Company cannot estimate future contingent payments with any certainty.  However, the Company estimates future contingent payments at September 27, 2014 as follows:

Period Ending	BGA	PCI	Total
January 3, 2015	$88	$-	$88
January 2, 2016	222	261	483
December 31, 2016	307	197	504
December 30, 2017	-	307	307
Estimated future contingent consideration payments	$617	$765	$1,382

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA and PCI are capped at cumulative maximums of $2.7 million and $2.0 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of September 27, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 27, 2014, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

Events Affecting Significant Customers; Risks to Accounts Receivable

As disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, a substantial portion of our business comes from our largest customers.  Specifically, during the fiscal year ended December 28, 2013, Ontario Power Group (“OPG”), which the Company primarily services as a subcontractor through Black and McDonald Limited (“B&M”), accounted for 18.6% of our revenues, and we have continued to do substantial business with OPG, through B&M, in the current fiscal year.  As discussed in the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” OPG and B&M are engaged in a dispute regarding a large purchase order from OPG to B&M with respect to which we have been engaged as a subcontractor to B&M. As of September 27, 2014 we had outstanding accounts receivable to B&M of $5.6 million under the disputed purchase order and, including such amount, a total of $15.8 million of outstanding accounts receivable to B&M.  We believe that our accounts receivable with B&M remain collectible, subject to existing reserves, but if a protracted dispute between OPG and B&M were to occur, it could impact our ability to collect our outstanding accounts receivable in a timely manner.

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

RCM Technologies, Inc.
Date: November 6, 2014	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 6, 2014	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

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

Date: November 6, 2014	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

Exhibit 31.2

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Kevin D. Miller, certify that:

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

Date: November 6, 2014	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended September 27, 2014 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  November 6, 2014

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended September 27, 2014 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  November 6, 2014