Form 10-K
period 2015-01-03
RCM TECHNOLOGIES INC
filed 2015-03-05
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $49.1 million based upon the closing price of $6.49 per share of the registrant’s common stock on June 27, 2014 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of March 4, 2015: 12,706,327.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2015 Proxy Statement is not filed by May 4, 2015 (the first business day following the day that is 120 days after the last day of the registrant’s 2014 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) the Company’s relationships with and reliance upon significant customers; (v) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vi) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vii) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (viii) the Company’s ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company’s ability to remain competitive in the markets that it serves; (xi) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company’s services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xviii) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (ixx) other economic, competitive and governmental factors affecting the Company’s operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

During the fiscal year ended January 3, 2015, approximately 51.5% of RCM’s total revenues were derived from Engineering services, 30.5% from IT services, and the remaining 18.0% from Specialty Health Care services.

Demand for the Company’s services and spending by its customers can be significantly impacted by changes in the general level of economic activity, particularly technology spending.  During periods of reduced economic activity, such as the environment in the United States and the world in general that followed the economic dislocations that commenced in mid-2007, the Company may also be subject to increased pricing pressure in its markets due to reduced spending by clients and potential clients of the Company.  Extended periods of weakness in the economy can have a material adverse impact on the Company’s business and results of operations.

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

Business Strategy

RCM is dedicated to providing solutions to meet its clients’ business needs by delivering engineering and information technology services.  The Company’s objective is to remain a recognized leader of specialized professional consulting services and solutions in major markets throughout North America.  The Company adapts operating strategies to achieve this objective.  The following is a discussion of the key elements of its growth and operating strategies:

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

Achieve Internal Growth
The Company continues to promote its internal growth strategies which it designed to better serve the Company’s customers, generate higher revenue and achieve greater operating efficiencies.  Business units are collaborating on penetrating and servicing accounts as sales teams are increasing their activity levels.  This enables clients to be supported by specialists in their areas of need while RCM productivity increases.

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

To accomplish this, the Company’s financial reporting and accounting systems are centralized in the Company’s operational headquarters in Parsippany, NJ.  The systems have been configured to perform all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company anticipates a comprehensive review of its financial reporting and accounting system platform in the fiscal 2015.  The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as the second half of fiscal 2015 but more likely some time in fiscal 2016.  The Company estimates this upgrade or replacement of SAP will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

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

As of January 3, 2015, the Company assigned approximately 705 engineering and technical employees and consultants to its customers.

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

ITEM 1. BUSINESS (CONTINUED)

Information Technology (Continued)

The RCM Enterprise Business Solutions Group’s core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and methodologies by bundling software, systems, tools and services into integrated business and technology solutions.  Invoices on projects whereby the Company sold its own proprietary software were not material for the fiscal year ended January 3, 2015.

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

As of January 3, 2015, the Company assigned approximately 430 information technology employees and consultants to its customers.

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

As of January 3, 2015, the Company assigned approximately 730 specialty health care services full-time equivalent personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 30 branch offices located in the United States, Canada and Puerto Rico.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
USA
California	2	HC
Connecticut	1	E
Florida	1	HC
Georgia	1	HC
Hawaii	1	HC
Illinois	1	HC
Maryland	1	IT
Massachusetts	1	IT
Michigan	2	IT
Minnesota	1	IT
New Jersey	4	IT, E, HC
New York	3	IT, E, HC
Oregon	1	IT
Pennsylvania	1	HC
Rhode Island	1	E
Texas	1	HC
Wisconsin	1	E
	24

CANADA	5	IT, E

PUERTO RICO	1	IT

(1) Services provided are abbreviated as follows:
E - Engineering
IT - Information Technology
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

ITEM 1. BUSINESS (CONTINUED)

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico.  Revenues for the fiscal year ended January 3, 2015 and total assets by geographic area as of January 3, 2015 are as follows ($ in thousands):

	Revenues	Total Assets
United States	$139,880	$56,764
Canada	47,639	28,776
Puerto Rico	6,251	1,733
	$193,770	$87,273

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

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

The Company’s larger recognizable customers include 3M, AAR Corporation, ADP, Amgen, Atrium Medical, Aurora Flight Sciences Corporation, Bimbo Bakeries, USA, Black and McDonald, Bruce Power Limited Partnership (“Bruce Power”), Bruckner Supply Company, Chrysler Corporation, Con Edison, Covanta, Entergy, Exelon Nuclear, FlightSafety International, Hawaii Department of Education, IBM, Johnson and Johnson, Lilly del Caribe, Microsoft, New York City Board of Education, New York Power Authority, Ontario Power Generation, Pfizer, Pragmatics, PSE&G, Teleflex Medical, United Health Group, United Technologies Corporation, U.S. Department of the Treasury, Warner Chilcott and Zimmer Holdings, Inc.  The Company serves Fortune 1000 companies and many middle market clients.  The Company’s relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During the fiscal year ended January 3, 2015, Ontario Power Group (the Company primarily serviced Ontario Power Generation as a subcontractor through Black and McDonald Limited) and United Technologies Corporation accounted for 21.4% and 12.9% of the Company’s revenues, respectively.  No other customer accounted for 10% or more of the Company’s revenues.  The Company’s five, ten and twenty largest customers accounted for approximately 48.1%, 61.4% and 69.8%, respectively, of the Company’s revenues for fiscal year ended January 3, 2015.

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

ITEM 1. BUSINESS (CONTINUED)

Information Systems (Continued)

The move to service oriented architecture facilitated the implementation of the Cisco Voice over IP (VOIP) solution which is currently deployed throughout RCM’s offices. This enterprise solution, based on Cisco Call Manager, Unity Connection voicemail, Presence, Jabber, WebEx Meeting Server, Fax Server and Polycom Video Conferencing has effectively unified all RCM offices in the U.S. and Canada.  Benefits include four digit extension calls between RCM offices, email and voicemail unification, soft and mobile phone integration, video and web conferencing, central and email enabled faxing.

RCM’s messaging architecture is currently based on the Microsoft Exchange 2007 and Cisco Unity platform. The current mail system is comprised of redundant mail routing servers and clustered mailbox servers attached to a Storage Area Network (SAN) This messaging platform has the current capacity of six Terabytes (TB), with the capability of scaling to 18 Terabytes (TB). In addition to mail storage being sized for VOIP integration, web access to the mail server is only allowed via secure HTTPs protocol. Augmenting the messaging architecture is a mail archiving solution by GFI to accommodate disaster recovery, compliance and litigation requirements. RCM anticipates it will upgrade to Microsoft Exchange 2013 in fiscal 2015, currently in pilot phase, in order to capitalize on the increased flexibility and high availability features. Windows Server 2012 cloud, virtualization and cross-premises capabilities are currently being evaluated to provide the best platform for the new exchange messaging environment. Deployment to the production environment is scheduled for some time in fiscal 2015.

The Company has enhanced the ERP hardware, Application and Operating system, to accommodate its growing needs.  The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting, budgeting and consolidation reporting functionality. The Company, as part of its business process reengineering, migrated payroll processing and HR benefits to ADP, and is continuing to evaluate other aspects of its ERP landscape to promote efficiencies, and determine the best fit for the organization. The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as the second half of fiscal 2015 but more likely some time in fiscal 2016.  The Company estimates this upgrade or replacement of SAP will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

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

In the interest of consolidation and being green, RCM is currently deploying virtualization technology from VMware and Microsoft.  The server footprint at the primary datacenter in Parsippany, NJ has been reduced by 90% without compromising systems integrity or redundancy. Implementation of V-motion, fault tolerance, high availability and centralized management are an integral part of this solution. Green initiatives include partnerships with vendors for the recycling of used printers, toners, servers, desktops and mobile devices.

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

The Company maintains a disaster recovery plan that outlines the recovery time / point objectives (RTO / RPO), organization structure, roles and procedures, including site addendum disaster plans for all of its key operating offices.  Corporate IT personnel regulate the maintenance and integrity of backed-up data throughout the Company. The Parsippany Data Center is expected to move to a colocation facility during the first half of fiscal 2015. The colocation site will provide a hardened facility with Redundant Power, Gas Generators and Redundant Internet Access.

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

Employees

As of January 3, 2015, the Company employed an administrative, sales, recruiting and management staff of approximately 194 people, including licensed engineers and certified IT specialists who, from time to time, participate in engineering design and IT projects undertaken by the Company.  As of January 3, 2015, there were approximately 705 engineering and technical and 430 information technology employees and consultants assigned by the Company to work on client projects for various periods and there were approximately 730 specialty health care services employees assigned to clients.  None of the Company’s employees are represented by a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

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

Economic Trends

Global economic conditions, such as the worldwide crisis that began in mid-2007, may create conditions such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and volatility in credit, equity and fixed income markets.   Any or all of these developments can negatively affect the Company’s business, operating results or financial condition in a number of ways.  For example, current or potential customers may be unable to fund capital spending programs, new product launches of other similar endeavors whereby they might procure services from the Company, and therefore delay, decrease or cancel purchases of services or not pay or delay paying for previously purchased services.  In addition, these conditions may cause the Company to incur increased expenses or make it more difficult either to utilize existing debt capacity or otherwise obtain financing for operations, investing activities (including the financing of any future acquisitions), or financing activities, all of which could adversely affect the Company’s business, financial condition and results of operations.

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

We engaged in a proxy contest with a group of our stockholders, which culminated at our annual stockholders meeting held in December 2013.  We entered into a settlement agreement with the stockholder group early in fiscal 2014.  If we become engaged in a proxy contest with that stockholder group or another activist stockholder in the future, our business could be adversely affected because:

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

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” the Company’s five, ten and twenty largest customers accounted for approximately 48.1%, 61.4% and 69.8%, respectively, of revenues for the fiscal year ended January 3, 2015.  During the fiscal year ended January 3, 2015, Ontario Power Group (the Company has primarily serviced Ontario Power Generation as a subcontractor through Black and McDonald Limited) and United Technologies Corporation accounted for 21.4% and 12.9% of the Company’s revenues, respectively.  The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenues through a subcontractor relationship.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

As discussed in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” OPG and B&M are engaged in a dispute regarding a large purchase order from OPG to B&M with respect to which we have been engaged as a subcontractor to B&M. As of January 3, 2015 we had outstanding accounts receivable to B&M of $4.9 million under the disputed purchase order and, including such amount, a total of $12.2 million of outstanding accounts receivable to B&M.  We believe that our accounts receivable with B&M remain collectible, subject to existing reserves, but if a protracted dispute between OPG and B&M were to occur, it could impact our ability to collect our outstanding accounts receivable in a timely manner.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition.  The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At January 3, 2015, the Company had $20.0 million in borrowings under the Revolving Credit Facility outstanding and $0.8 million outstanding under letters of credit.  At January 3, 2015, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At January 3, 2015, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

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

ITEM 1A. RISK FACTORS (CONTINUED)

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico.  For the fiscal year ended January 3, 2015, approximately 27.8% of the Company’s revenues were generated outside the United States.  There are certain risks inherent in conducting business internationally including:  the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences.  To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

Cyber Security

We are highly dependent on information technology systems to operate our business. A breakdown, invasion, corruption, destruction or interruption of critical information technology systems by employees, others with authorized access to our systems or unauthorized persons could negatively impact operations.  In the ordinary course of business, we collect, store and transmit confidential information and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information.  Additionally, we outsource certain elements of our information technology systems to third parties.  As a result of this outsourcing, our third party vendors may or could have access to our confidential information making such systems vulnerable.  Data breaches of our information technology systems, or those of our third party vendors, may pose a risk that sensitive data may be exposed to unauthorized persons or to the public.  While we believe that we have taken appropriate security measures to protect our data and information technology systems, and have been informed by our third party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third party vendors, that could adversely affect our business.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  As of January 3, 2015, the Company did not accrue for any such liabilities.  Asserted claims in these matters seek approximately $7.6 million in damages as of January 3, 2015.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are traded on The NASDAQ Global Market under the Symbol “RCMT.”  The following table sets forth approximate high and low sales prices for the two years in the period ended January 3, 2015 as reported by The NASDAQ Global Market:

	Common Stock
Fiscal Year Ended December 28, 2013	High	Low
First Quarter	$6.31	$5.00
Second Quarter	$6.29	$5.29
Third Quarter	$6.10	$5.29
Fourth Quarter	$6.98	$5.75

Fiscal Year Ended January 3, 2015
First Quarter	$7.22	$6.02
Second Quarter	$6.95	$6.03
Third Quarter	$7.82	$6.02
Fourth Quarter	$9.25	$6.38

Holders

As of February 11, 2015, the approximate number of holders of record of the Company’s Common Stock was 415. Based upon the requests for proxy information in connection with the Company’s 2014 Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 3,128.

Dividends

On December 30, 2014, the Company paid to stockholders of record on December 26, 2014 a special cash dividend of $2.00 per share of common stock.  The Company also accrued $2.00 per share on 500,000 unvested restricted stock units.  All restricted stock units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  The accrued dividend will be paid when the restricted stock units vest, 267,500 in fiscal 2015, 32,500 in fiscal 2016 and 200,000 in fiscal 2017.  Dividends on any forfeited restricted stock units will be forfeited.  Prior to fiscal 2014, the Company had only ever paid one dividend on its Common Stock, a special dividend of $1.00 per share in fiscal 2012.  As of January 3, 2015, the Company had $1.3 million total accrued dividends due and payable from its dividends declared in fiscal 2012 and fiscal 2014.  As of December 28, 2013, the Company had $0.3 million total accrued dividends due and payable from its dividend declared in fiscal 2012.

Approximately 3.5% of the special fiscal 2014 cash dividend was treated as an ordinary taxable dividend and the approximate balance of 96.5% was treated as a return of capital to the extent of the recipient’s tax basis, or a capital gain thereafter. Approximately 14.5% of the special fiscal 2012 cash dividend was treated as an ordinary taxable dividend and the approximate balance of 85.5% was treated as a return of capital to the extent of the recipient’s tax basis, or a capital gain thereafter.

Any future payment of dividends will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company’s capital stock without the prior consent of the majority of the Company’s lenders.  Such consent was received prior to the fiscal 2014 and 2012 distributions.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

Stock Repurchase by Issuer

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  As of January 3, 2015, the Company had not purchased any shares under this additional repurchase program.  The Company did repurchase 3,474 shares in fiscal 2014 in order to facilitate employees exercising stock options to sell shares back to the Company to fund tax obligations associated with the exercise of stock options.

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

The Company experienced an increase in revenues during the fiscal year ended January 3, 2015 as compared to the comparable prior year period. The Company experienced revenue growth of 15.0%, 7.1% and 21.1% in its Engineering, Information Technology and Specialty Health Care segments, respectively.

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

Project Services - The Company recognizes revenues in accordance with current revenue recognition standards under ASC 605 which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  Amounts invoiced in excess of revenues recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion). In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

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

Transit Receivables and Transit Payables - From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company may: a) engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the fifty-three week period ended January 3, 2015, total gross billings, including both transit cost billings and the Company’s earned fees, was $72.6 million, for which the Company recognized $41.0 million of its net fee as revenue.  During the fifty-two week period ended December 28, 2013, total gross billings, including both transit cost billings and the Company’s earned fees, was $67.3 million, for which the Company recognized $30.7 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $3.8 million and related transit accounts payable was $6.7 million, a net payable of $2.9 million, as of January 3, 2015.

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

The Company’s allowance for doubtful accounts experienced a negligible increase as it was approximately $1.0 million as of January 3, 2015 and December 28, 2013.

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
RESULTS OF OPERATIONS (CONTINUED)

Accounting for Stock Options and Restricted Stock Units

The Company uses stock options and restricted stock units to attract, retain and reward employees for long-term service.  The Company follows “Share-Based Payment,” which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements.  This compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company measures stock-based compensation cost using the Black-Scholes option pricing model for stock options and the fair value of the underlying common stock at the date of grant for restricted stock units.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of January 3, 2015, the Company had domestic short term deferred tax assets of $0.8 million, total domestic long term net deferred income tax assets of $0.7 million and a foreign short-term deferred tax liability of $0.2 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets primarily represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada and Puerto Rico. The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011 and 2012.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  With limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2010.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Results of Operations ($ in thousands)

	Fiscal Years Ended
	January 3, 2015		December 28, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$193,770	100.0	$170,778	100.0
Cost of services	142,077	73.3	126,417	74.0
Gross profit	51,693	26.7	44,361	26.0

Selling, general and administrative	39,868	20.6	35,514	20.8
Severance and other charges	104	0.0	5,181	3.0
Depreciation and amortization	1,203	0.6	1,111	0.7
Operating costs and expenses	41,175	21.2	41,806	24.5

Operating income	10,518	5.5	2,555	1.5
Other income, net	83	0.0	32	0.0

Income before income taxes	10,601	5.5	2,587	1.5
Income tax expense	3,787	2.0	597	0.3

Net income	$6,814	3.5	$1,990	1.2

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 3, 2015 (fiscal 2014) had fifty-three weeks and the fiscal year ended December 28, 2013 (fiscal 2013) had fifty-two weeks.

Fiscal Year Ended January 3, 2015 Compared to Fiscal Year Ended December 28, 2013

Revenues.  Revenues increased 13.5%, or $23.0 million, for the fiscal year ended January 3, 2015 as compared to the prior fiscal year (the “comparable prior year period”).  Revenues increased $13.0 million in the Engineering segment, $6.1 million in the Information Technology segment and $3.9 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

Cost of Services.  Cost of services increased 12.4%, or $15.7 million, for the fiscal year ended January 3, 2015 as compared to the comparable prior year period.  The increase in cost of services was primarily due to the increase in revenues.  Cost of services as a percentage of revenues decreased to 73.3% for the fiscal year ended January 3, 2015 from 74.0% for the comparable prior year period.  The decrease in cost of services as a percentage of revenues was primarily due to higher gross margins in the Company’s Information Technology and Engineering segments.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 3, 2015 Compared to Fiscal Year Ended December 28, 2013 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 12.3%, or $4.4 million, for the fiscal year ended January 3, 2015 as compared to the comparable prior year period.  The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support higher revenues.  SGA expense as a percentage of revenues decreased modestly to 20.6% for the fiscal year ended January 3, 2015 as compared to 20.8% for the comparable prior year period.  SGA expense as a percentage of revenues decreased due to the increase in revenues.

Severance and Other Charges.  The Company incurred $0.1 million in severance and other charges in the for the fiscal year ended January 3, 2015 as compared to $5.2 million in the comparable prior year period.  The costs in the current period primarily related to professional fees associated with the settlement agreements entered into following the Company’s fiscal 2013 proxy contest.  In the prior fiscal year, the Company incurred severance and other related expenses of $2.9 million as a result of the retirement of the Company’s former CEO, Leon Kopyt, as well as $1.6 million related to the proxy contest leading to the December 5, 2013 stockholder meeting, consisting of $1.0 million incurred by the Company and $0.6 million incurred by the stockholder group, which the Company agreed to reimburse. The Company also incurred $0.5 million in facilities consolidation charges and $0.2 million in professional fees related to a research and development tax credit study.  The Company may incur significant additional charges in fiscal 2015 related to continuing its research and development tax credit study started in fiscal 2013.

Other Income, Net.  Other income, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items incurred from time to time.  The Company reduced its contingent consideration for both the fiscal year ended January 3, 2015 and the comparable prior year period by $0.1 million.

Income Tax Expense.  The Company recognized $3.8 million of income tax expense for the fifty-three week period ended January 3, 2015 as compared to $0.6 million for the comparable prior year period.  Income tax expense increased due to the increase in income before income taxes.  Income tax expense for the fifty-two week period ended December 28, 2013 reflects a reduction by $0.5 million resulting from a reduction in a previously unrecognized tax benefit (“discrete adjustment”). The consolidated effective income tax rate for the current period was 35.7% as compared to 41.4% prior to the impact of the discrete adjustment for the comparable prior year period.  The consolidated effective income tax rate decreased for the fifty-three week period ended January 3, 2015 as compared to the comparable prior year period primarily because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 3, 2015 Compared to Fiscal Year Ended December 28, 2013 (Continued)

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Engineering

Engineering revenues of $99.7 million in the fifty-three week period ended January 3, 2015 increased $13.0 million, or 15.0%, as compared to the comparable prior year period.  The increase was primarily due to an increase in revenues of $12.0 million in the Company’s Canadian Engineering group.  The Engineering segment operating income was $7.0 million for the fifty-three week period ended January 3, 2015 as compared to $4.3 million for the comparable prior year period.  Operating income increased primarily due to the substantial increase in revenues, a decrease in cost of services as a percentage of revenues and a decrease in severance and other charges of $0.3 million, offset by an increase in SGA expenses.  Cost of services as a percentage of revenues decreased to 76.1% for the current period from 77.3% for the comparable prior year period.  The decrease was primarily due to the completion at the end of the Company’s second fiscal quarter 2014 of a large fixed priced contract with costs that significantly exceeded estimates.  SGA expenses increased by $1.6 million due to increased investment in the Company’s Canadian Engineering division and the Technical Publications group as both have experienced increased demand for their services.

Information Technology

Information Technology revenues of $59.2 million in the fifty-three week period ended January 3, 2015 increased $3.9 million, or 7.1%, as compared to the comparable prior year period.  The Information Technology segment operating income was $3.2 million for the fifty-three week period ended January 3, 2015 as compared to $1.9 million in the comparable prior year period.  The increase in operating income was primarily due to an increase in revenues and a decrease in cost of services as a percentage of revenues.  Cost of services as a percentage of revenues decreased to 69.7% from 71.3% for the comparable prior year period primarily due to a continued effort by the Company to focus on higher margin services.

Specialty Health Care

Specialty Health Care revenues of $34.8 million in the fifty-three week period ended January 3, 2015 increased $6.1 million, or 21.1%, as compared to the comparable prior year period.  The primary reason for the increase in the revenues for the Specialty Health Care segment related to an increase of $4.6 million in revenues from the segment’s Honolulu office.  Specialty Health Care’s operating income for the fifty-three week period ended January 3, 2015 was $0.4 million as compared to $1.0 million for the comparable prior year period.  The decrease in operating income was due primarily to an increase in cost of services as a percentage of revenues and an increase in SGA expense.   Cost of services as a percentage of revenues increased to 71.5% from 69.5% for the comparable prior year period.  The increase was primarily due to a tightening of the labor supply in Specialty Health Care’s core markets and the segment’s geographic and services expansion efforts, which have thus far garnered lower gross profit margins than the segment has typically achieved in its primary geographic region and services.  The increase in SGA expenses of $1.8 million was primarily due to increased investments in expanding Specialty Health Care’s geographic footprint and several new service lines as well as an increased allocation of the Company’s corporate SGA expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows
($ in thousands):

	Fiscal Years Ended
	January 3, 2015	December 28, 2013
Cash provided by (used in):
Operating activities	$4,181	($3,792)
Investing activities	($2,161)	($1,322)
Financing activities	($4,571)	$290

Operating Activities

Operating activities provided $4.2 million of cash for the fifty-three week period ended January 3, 2015 as compared to using $3.8 million in the comparable prior year period.  The major components of the cash used in operating activities in the fifty-three week period ended January 3, 2015 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the fifty-three week period ended January 3, 2015 was $6.8 million as compared to $2.0 million for the comparable prior year period.  An increase in accounts receivables in the fifty-three week period ended January 3, 2015 used $4.9 million as compared to $12.5 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the fifty-three week period ended January 3, 2015 to an increase in revenues as compared to levels in the second half of fiscal 2013 and increases in balances with two major customers that experienced procedural issues related to invoicing that caused a significant increase in those customers accounts receivable balances as of January 3, 2015.  The Company anticipates improved accounts receivable balances relative to revenues as these two clients improve in the first half of fiscal 2015.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $2.9 million as of January 3, 2015 and was a negligible net asset as of December 28, 2013, so the cash impact during the fifty-three week period ended January 3, 2015 provided $2.9 million in cash.  The net of excess transit accounts payable over transit accounts receivable decreased from $2.0 million as of December 29, 2012 to a marginal net excess of transit accounts receivable in excess of transit accounts payable as of December 28, 2013, thereby using $2.0 million in cash for the fifty-two week period ended December 28, 2013.

Prepaid expenses and other current assets used $0.5 million in cash for the fifty-three week period ended January 3, 2015 as compared to a negligible impact in the comparable prior year period.  The increase to prepaid expenses and other current assets during the current period primarily resulted from prepaid insurance premiums and income tax deposits.

A decrease in accounts payable and accrued expenses used $3.0 million for the fifty-three week period ended January 3, 2015 as compared to providing $3.7 million for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  An increase in accrued payroll and related costs for the fifty-three week period ended January 3, 2015 used $2.3 million in cash as compared to providing $4.0 million for the comparable prior year period.  The primary reason for the decrease in accrued payroll and related costs during the current period was from a $2.7 million severance payment to the Company’s former President and CEO that was accrued in fiscal 2013 and paid during the Company’s fiscal third quarter 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities

Investing activities used cash of $2.2 million for the fifty-three week period ended January 3, 2015 as compared to $1.3 million in the comparable prior year period.  The primary reason for the increase in cash used by investment activities was due to increased expenditures on property and equipment as the Company acquired $2.1 million in property and equipment in the current period as compared to $1.4 million in the comparable prior year period. The Company invested $1.2 million in property and equipment in the Company’s growing Engineering segment and $0.8 million in upgrades to the Company’s internal information technology infrastructure.  The Company has decided to purchase and implement a new project management software platform in early 2015, initially for its Canadian Engineering division.  The implementation is anticipated to take at least six months and the total cost for the first phase is expected to be as much as $1.0 million.  The Company anticipates that it may extend this new project management software platform to its United States Engineering divisions and possibly its Information Technology segment.  At this time, the Company cannot estimate these additional costs.  The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as the second half of fiscal 2015 but more likely some time in fiscal 2016.  The Company estimates this upgrade or replacement of SAP will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

Financing Activities

Financing activities used $4.6 million of cash for the fifty-three week period ended January 3, 2015 as compared to providing $0.3 million of cash in the comparable prior year period. The Company paid a special cash dividend of $25.3 million in December 2014 and borrowed $20.0 million under its line of credit with Citizens Bank to finance the bulk of the special cash dividend.  The balance of the special cash dividend was financed through operating cash. The Company generated cash from issuance of its stock through its employee stock purchase plan of $0.3 million and from the exercise of stock options of $0.7 million during the fifty-three week period ended January 3, 2015 as compared to $0.3 million and $0.1 million, respectively, in the comparable prior year period. The Company paid a contingent payment of $0.3 million to the former principles of BGA during the fifty-three week period ended January 3, 2015.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 12, 2014 when the facility was increased from $15.0 million and the maturity date was extended to December 11, 2019.  Borrowings under the Revolving Credit Facility bear interest at one of three alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) Citizens Bank’s prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2014 which was expressly permitted under its amended Revolving Credit Facility.  The Company was in full compliance with the covenants in its Revolving Credit Facility as of January 3, 2015.

The Company had borrowings of $20.0 million as of January 3, 2015 and no borrowings as of December 28, 2013.  At January 3, 2015 and December 28, 2013, there were letters of credit outstanding for $0.8 million.  At January 3, 2015, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

As of January 3, 2015, $3.3 million of the $6.4 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, approximately $3.1 million in Canadian dollars and the balance of approximately $0.2 million held in U.S. dollars.

Dividends

On December 30, 2014, the Company paid to stockholders of record on December 26, 2014 a special cash dividend of $2.00 per share of common stock.  The Company also accrued $2.00 per share on 500,000 unvested restricted stock units.  All restricted stock units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  The accrued dividend will be paid when the restricted stock units vest, 267,500 in fiscal 2015, 32,500 in fiscal 2016 and 200,000 in fiscal 2017.  Dividends on any forfeited restricted stock units will be forfeited.  Prior to fiscal 2014, the Company had only ever paid one dividend on its Common Stock, a special dividend of $1.00 per share in fiscal 2012.  The Company has approximately $1.3 million total accrued dividends due and payable from its dividends declared in fiscal 2012 and fiscal 2014.

Approximately 3.5% of the special fiscal 2014 cash dividend was treated as an ordinary taxable dividend and the approximate balance of 96.5% was treated as a return of capital to the extent of the recipient’s tax basis, or a capital gain thereafter. Approximately 14.5% of the special fiscal 2012 cash dividend was treated as an ordinary taxable dividend and the approximate balance of 85.5% was treated as a return of capital to the extent of the recipient’s tax basis, or a capital gain thereafter.

Any future payment of dividends will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company’s capital stock without the prior consent of the majority of the Company’s lenders.  Such consent was received prior to the fiscal 2014 and 2012 distributions.

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

The Company has a subcontract agreement with Black & McDonald Limited (“B&M”) to provide engineering and procurement services under B&M’s master services agreement with Ontario Power Generation (“OPG”).  The Company understands that in October 2014, OPG provided to B&M notice of default and termination of a large purchase order from OPG to B&M with respect to which B&M had engaged several subcontractors, including the Company. B&M notified the Company that it is disputing OPG’s default claim on this purchase order. As of January 3, 2015 the Company had outstanding accounts receivable to B&M of $4.9 million under the disputed purchase order and, including such amount, a total of $12.2 million of outstanding accounts receivable to B&M.  OPG has indicated to the Company that it will not make any further payments to B&M on the project in dispute.  The Company has received notice from B&M that while B&M disputes OPG’s assertion it is in default, B&M believes that in the event that it is in default under its agreement with OPG, then the Company may also be in default under its agreement with B&M.  The Company does not agree with this assertion.

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

The Company has material operations in Canada; this business is conducted business primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate. For its 2014 fiscal year, the Company generated total revenues from its Canadian clients of $59.1 million in Canadian dollars ($52.7 million generated by work performed in Canada and $6.4 million generated by work performed in the U.S.), which translated to $53.5 million in revenues in U.S. dollars based on an average Canadian to U.S. dollar exchange rate of 90.4%. As of January 3, 2015, the Company had accounts receivable (not including transit accounts receivable) of $22.7 million in Canadian dollars, which translated to $19.5 million in U.S. dollars based on a Canadian to U.S. dollar exchange rate at such date of 85.8%.

From January 4, 2015 through February 27, 2015 the Canadian to U.S. dollar exchange rate averaged 81.3%. As of February 27, 2015 the Canadian to U.S. dollar exchange rate was 80.0%. Had the Company’s average fiscal 2014 Canadian to U.S. dollar exchange rate been 80.0% instead of the 90.4% rate actually experienced, then Canadian dollar revenues of $59.1 million generated in fiscal 2014 by Canadian clients would have translated to $47.3 million in U.S. dollars as opposed to the $53.5 million in U.S. dollars actually reported, for a reduction in recorded revenues of $6.2 million in U.S. dollars. Had the accounts receivable (not including transit accounts receivable) as of January 3, 2015 of $22.7 million in Canadian dollars been recorded at the February 27, 2015 exchange rate of 80.0% instead of the 85.8% exchange rate as of January 3, 2015 actually used, the amount of accounts receivables generated in Canada as of January 3, 2015 would have been $18.2 million in U.S. dollars instead of the $19.5 million in U.S. dollars actually recorded, for a reduction in the recorded accounts receivable (not including transit accounts receivable) of $1.3 million in U.S. dollars.

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
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments (Continued)

The Company has decided to purchase and implement a new project management software platform in early 2015, initially for its Canadian Engineering division.  The initial implementation is anticipated to take at least six months and the total cost for the first phase is expected to be as much as $1.0 million.  The Company anticipates that it may extend this new project management software platform to its United States Engineering divisions and possibly its Information Technology segment.  At this time, the Company cannot estimate these additional costs.  The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as the second half of fiscal 2015 but more likely some time in fiscal 2016.  The Company estimates this upgrade or replacement of SAP will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2015	$3,191
2016	2,453
2017	2,023
2018	1,579
2019	670
Thereafter	228
Total	$10,144

As of January 3, 2015, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the acquired entities: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); and 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”), an Ontario amalgamated corporation, as more fully described below. The Company cannot estimate future contingent payments with any certainty.  However, the Company estimates future contingent payments at January 3, 2015 as follows:

Period Ending	BGA	PCI	Total
January 2, 2016	$217	$262	$479
December 31, 2016	271	197	468
December 30, 2017	-	307	307
Estimated future contingent consideration payments	$488	$766	$1,254

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA and PCI are capped at cumulative maximums of $2.7 million and $2.0 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of January 3, 2015.

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
RESULTS OF OPERATIONS (CONTINUED)

Separation Agreement with Leon Kopyt

On January 22, 2014, the Company and Mr. Kopyt entered into a Separation Agreement and General Release (the “Separation Agreement”) in connection with his retirement as our President and Chief Executive Officer, effective as of February 28, 2014.  Under the Separation Agreement, Mr. Kopyt received a cash severance payment of approximately $2.7 million in August 2014, less applicable deductions and withholdings.  The Separation Agreement also contains mutual releases and other provisions customary to such agreements.  Prior to entering into the Separation Agreement, Mr. Kopyt and the Company were party to an Employment Agreement, Termination Benefits Agreement and Severance Agreement, all of which terminated upon execution of the Separation Agreement.

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

New Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11), which amends ASC 740 “Income Taxes.”  This update provides guidance on the financial statement presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist.  The Company adopted the provisions of ASU 2013-11 in 2014.  This update did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services.  The standard will be effective for the Company beginning in the first quarter of 2017 and early adoption is not permitted.  The new standard permits the use of either the retrospective or cumulative effect transition method on adoption.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of January 3, 2015, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of January 3, 2015 based upon criteria in Internal Control-Integrated Framework issued and updated in fiscal 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of January 3, 2015, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2015 Proxy Statement and is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	53,000	$7.65	425,000
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	53,000	$7.65	425,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

		(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

(10)(o)
Amendment, dated as of July 21, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders; incorporated by reference to Exhibit 10(o) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed with the Securities and Exchange Commission on February 27, 2014 (the “2013 10-K”).

(10)(p)
Second Amendment, dated as of October 24, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders; incorporated by reference to Exhibit 10(p) to the 2013 10-K.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

(10)(r)
Fourth Amendment to Second Amended and Restated Amendment, dated as of December 12, 2014, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014 (the “December 2014 8-K”).

	*	(10)(s)
Option Grant Agreement, dated April 21, 2010, to Richard D. Machon (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2010, and incorporated herein by reference).

	*	(10)(t)
Option Grant Agreement, dated April 21, 2010, to S. Gary Snodgrass (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2010, and incorporated herein by reference).

	*	(10)(u)
Executive Severance Agreement between RCM Technologies, Inc. and Rocco Campanelli dated December 27, 2012; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 27, 2012, filed with the Securities and Exchange Commission on December 28, 2012.

	*	(10)(v)
Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 27, 2012; incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 27, 2012, filed with the Securities and Exchange Commission on December 28, 2012.

	*	(10)(w)	Settlement Agreement, dated January 23, 2014 between RCM Technologies, Inc. and the stockholders of the Company named therein; incorporated by reference to Exhibit 99.1 to the January 2014 8-K.

	*	(10)(x)	Separation Agreement, dated January 23, 2014, between RCM Technologies, Inc. and Leon Kopyt; incorporated by reference to Exhibit 99.2 to the January 2014 8-K.

	*	(10)(y)
RCM Technologies, Inc. 2014 Omnibus Equity Compensation Plan; incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting filed with the Securities and Exchange Commission on October 31, 2014.

	*	(10)(z)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the December 2014 8-K.

		(21)	Subsidiaries of the Registrant. (Filed herewith)

		(23.1)	Consent of EisnerAmper LLP. (Filed herewith)

		(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

		(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

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

RCM Technologies, Inc.

Date: March 4, 2015	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date: March 4, 2015	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 4, 2015	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2015	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 4, 2015	By:	/s/ Leon Kopyt
Leon Kopyt
Chairman and Director

Date: March 4, 2015	By:	/s/ Roger H. Ballou
Roger H. Ballou
Director

Date: March 4, 2015	By:	/s/ Maier O. Fein
Maier O. Fein
Director

Date: March 4, 2015	By:	/s/ Richard D. Machon
Richard D. Machon
Director

Date: March 4, 2015	By:	/s/ S. Gary Snodgrass
S. Gary Snodgrass
Director

Date: March 4, 2015	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS January 3, 2015 and December 28, 2013 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	January 3,	December 28,
	2015	2013

Current assets:
Cash and cash equivalents	$6,411	$9,317
Accounts receivable, net	59,187	55,726
Transit accounts receivable	3,797	3,953
Prepaid expenses and other current assets	2,368	1,875
Deferred income tax assets, domestic	816	1,833
Total current assets	72,579	72,704

Property and equipment, net	3,297	2,291

Other assets:
Deposits	231	159
Goodwill	10,223	9,545
Intangible assets, net	194	216
Deferred income tax assets, domestic	749	1,609
Total other assets	11,397	11,529

Total assets	$87,273	$86,524

Current liabilities:
Accounts payable and accrued expenses	$7,693	$9,671
Transit accounts payable	6,658	3,905
Accrued payroll and related costs	7,783	10,104
Income taxes payable	860	404
Deferred income tax liability, foreign	160	132
Contingent consideration	479	523
Total current liabilities	23,633	24,739

Contingent consideration	775	407
Borrowings under line of credit	20,000	-
Total liabilities	44,408	25,146

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,148,667 shares issued and 12,671,887 shares outstanding at January 3, 2015 and 13,892,265 shares issued and 12,418,959 shares outstanding at December 28, 2013	707	695
Additional paid-in capital	112,529	110,605
Accumulated other comprehensive income	91	815
Accumulated deficit	(62,933)	(43,237)
Treasury stock common (1,476,780 shares at January 3, 2015 and 1,473,306 shares at December 28, 2013) at cost	(7,529)	(7,500)
Stockholders’ equity	42,865	61,378

Total liabilities and stockholders’ equity	$87,273	$86,524

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended January 3, 2015 and December 28, 2013
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	January 3, 2015	December 28, 2013

Revenues	$193,770	$170,778
Cost of services	142,077	126,417
Gross profit	51,693	44,361

Operating costs and expenses
Selling, general and administrative	39,868	35,514
Severance and other charges	104	5,181
Depreciation and amortization	1,203	1,111
Operating costs and expenses	41,175	41,806

Operating income	10,518	2,555

Other (expense) income
Interest expense and other, net	(74)	(55)
Reduction in contingent consideration	129	92
Gain (loss) on foreign currency transactions	28	(5)
Other income	83	32

Income before income taxes	10,601	2,587
Income tax expense	3,787	597

Net income	$6,814	$1,990

Basic and diluted net income per share	$0.54	$0.16

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

	January 3,	December 28,
	2015	2013

Net income	$6,814	$1,990
Foreign currency translation adjustment	(890)	(555)
Comprehensive income	$5,924	$1,435

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME Fifty-Three Week Period Ended January 3, 2015 (Audited) (In thousands)

Foreign Currency Items

Beginning balance	$815

Other comprehensive income before reclassifications	(890)

Amounts reclassified from accumulated other comprehensive income (a)	166

Net current-period comprehensive income	(724)

Ending balance	$91

(a) The amounts represent residual foreign currency translation balances in our Cataract and Irish subsidiaries after these subsidiaries had been effectively liquidated.

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 29, 2012	13,756,589	$688	$109,390	$1,370	($45,259)	1,457,856	($7,417)	$58,772

Issuance of stock under employee stock purchase plan	58,176	3	256	-	-	-	-	259
Translation adjustment	-	-	-	(555)	-	-	-	(555)
Issuance of stock upon exercise of stock options	27,500	1	113	-	-	-	-	114
Issuance of stock upon vesting of Restricted stock awards	50,000	3	(3)	-	-	-	-	-
Share based compensation expense	-	-	849	-	-	-	-	849
Common stock repurchase	-	-	-	-	-	15,450	(83)	(83)
Dividends forfeited on restricted stock awards	-	-	-	-	32	-	-	32
Net income	-	-	-	-	1,990	-	-	1,990

Balance, December 28, 2013	13,892,265	$695	$110,605	$815	($43,237)	1,473,306	($7,500)	$61,378

Issuance of stock under employee stock purchase plan	67,092	3	336	-	-	-	-	339
Translation adjustment	-	-	-	(890)	-	-	-	(890)
Reclass of currency translation	-	-	-	166	(166)	-	-	-
Issuance of stock upon exercise of stock options	189,310	9	767	-	-	-	-	776
Effect of excess tax deduction over book expense associated with exercise of stock options	-	-	15	-	-	-	-	15
Share based compensation expense	-	-	806	-	-	-	-	806
Common stock repurchase	-	-	-	-	-	3,474	(29)	(29)
Cash dividend paid	-	-	-	-	(25,344)	-	-	(25,344)
Dividends declared on restricted stock awards	-	-	-	-	(1,000)	-	-	(1,000)
Net income	-	-	-	-	6,814	-	-	6,814

Balance, January 3, 2015	14,148,667	$707	$112,529	$91	($62,933)	1,476,780	($7,529)	$42,865

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended January 3, 2015 and December 28, 2013 (Dollars in thousands unless otherwise indicated)

	January 3, 2015	December 28, 2013
Cash flows from operating activities:
Net income	$6,814	$1,990

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,203	1,111
Change in contingent consideration	(129)	(92)
Effect of excess tax deduction on stock options	15	-
Share-based compensation expense	806	849
Provision for losses on accounts receivable	938	(531)
Deferred income tax expense	1,906	(634)
Changes in assets and liabilities:
Accounts receivable	(4,934)	(12,473)
Transit accounts receivable	156	6,073
Prepaid expenses and other current assets	(494)	46
Accounts payable and accrued expenses	(2,988)	3,676
Transit accounts payable	2,753	(8,052)
Accrued payroll and related costs	(2,321)	3,951
Income taxes payable	456	294
Total adjustments	(2,633)	(5,782)
Net cash provided by (used in) operating activities	4,181	(3,792)

Cash flows from investing activities:
Property and equipment acquired	(2,091)	(1,406)
(Increase) decrease in deposits	(70)	84
Net cash used in investing activities	(2,161)	(1,322)

Cash flows from financing activities:
Net borrowings of line of credit	20,000	-
Sale of stock for employee stock purchase plan	339	259
Exercise of stock options	776	114
Common stock repurchases	(29)	(83)
Dividends paid to shareholders	(25,344)	-
Contingent consideration paid	(313)	-
Net cash (used in) provided by financing activities	(4,571)	290
Effect of exchange rate changes on cash and cash equivalents	(355)	18
Decrease in cash and cash equivalents	(2,906)	(4,806)
Cash and cash equivalents at beginning of period	9,317	14,123

Cash and cash equivalents at end of period	$6,411	$9,317

Supplemental cash flow information:
Cash paid for:
Interest	$69	$66
Income taxes	$1,769	$1,702
Non-cash investing activities:
Contingent consideration recorded, not yet paid, as part of business acquisition	$766	$ -
Fixed assets acquired in acquisition	$26	$ -
Non-cash financing activities:
Dividend declared but unpaid on unvested restricted stock units	$1,000	$ -
Dividends forfeited	$ -	($32)
Vesting of restricted stock units	$ -	$334

The accompanying notes are an integral part of these financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
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

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances exceed federally insured amounts.  At both January 3, 2015 and December 28, 2013, $3.3 million of cash and cash equivalents were held in Canadian banks.

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
Fiscal Years Ended January 3, 2015 and December 28, 2013
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
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis in order to determine if any impairment in value has occurred.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. An assessment of those qualitative factors or the application of the goodwill impairment test requires significant judgment including but not limited to the assessment of the business, its management and general market conditions, estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company formally assesses these qualitative factors and, if necessary, conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a material change in management or its key personnel and/or slower expected growth rates, among others.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  The Company looks to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units.  The Company determined there was no impairment during the fiscal years ended January 3, 2015 and December 28, 2013.  In both years, the Company determined that it was only necessary to assess qualitative factors and therefore did not perform a two-step impairment test.

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

Software

In accordance with “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended January 3, 2015 and December 28, 2013, the Company capitalized approximately $359 and $443, respectively, for software costs.  The net balance after accumulated depreciation for all software costs capitalized as of January 3, 2015 and December 28, 2013 was $643 and $505, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
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

Project Services
The Company recognizes revenues in accordance with current revenue recognition standards under ASC 605 which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  Amounts invoiced in excess of revenues recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion). In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

See description of revenue recognition policy for construction management and engineering services below in “transit receivables and transit payables.”

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

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company may: a) engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the fifty-three week period ended January 3, 2015, total gross billings, including both transit cost billings and the Company’s earned fees, was $72.6 million, for which the Company recognized $41.0 million of its net fee as revenue.  During the fifty-two week period ended December 28, 2013, total gross billings, including both transit cost billings and the Company’s earned fees, was $67.3 million, for which the Company recognized $30.7 million of its net fee as revenue.  The net fee revenue from these agreements represented 21.2% of the Company’s total revenues for the fifty-three week period ended January 3, 2015 as compared to 18.0% for the comparable prior year period.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor under its Engineering contracts or staffing agencies under the Information Technology contract until after the corresponding payment from the Company’s client is received.  Upon invoicing the end client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $3.8 million and related transit accounts payable was $6.7 million, a net payable of $2.9 million, as of January 3, 2015.  The transit accounts receivable was $4.0 million and related transit accounts payable was $3.9 million, a net receivable of $0.1 million, as of December 28, 2013.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Revenues are recorded on a gross basis.  Such revenues were not significant for the years ended January 3, 2015 and December 28, 2013.

Concentration

During the fiscal year ended January 3, 2015, Ontario Power Group (the Company primarily serviced Ontario Power Generation as a subcontractor through Black and McDonald Limited) and United Technologies Corporation accounted for 21.4% and 12.9% of the Company’s revenues, respectively, and as of January 3, 2015 represented 29.4% and 3.3% of the Company’s accounts receivable, net. No other customer accounted for 10% or more of the Company’s revenues.  As of January 3, 2015, New York Power Authority total accounts receivable balance (including transit accounts receivable of $1.4 million) was $8.9 million or 14.1% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company’s accounts receivable, net. The Company’s five, ten and twenty largest customers accounted for approximately 48.1%, 61.4% and 69.8%, respectively, of the Company’s revenues for fiscal year ended January 3, 2015.

During the fiscal year ended December 28, 2013, Ontario Power Group (the Company primarily serviced Ontario Power Generation as a subcontractor through Black and McDonald Limited) and United Technologies Corporation accounted for 18.6% and 12.6% of the Company’s revenues, respectively, and as of December 28, 2013 represented 21.8% and 5.3% of the Company’s accounts receivable, net. No other customer accounted for 10% or more of the Company’s revenues.  As of December 28, 2013, New York Power Authority total accounts receivable balance (including transit accounts receivable of $2.2 million) was $10.2 million or 16.6% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company’s accounts receivable, net. The Company’s five, ten and twenty largest customers accounted for approximately 45.2%, 56.5% and 65.6%, respectively, of the Company’s revenues for fiscal year ended December 28, 2013.

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
Fiscal Years Ended January 3, 2015 and December 28, 2013
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

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $680 and $490 for the fiscal years ended January 3, 2015 and December 28, 2013, respectively.

2.	FISCAL YEAR

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 3, 2015 (fiscal 2014) was a 53-week reporting year and that ended December 28, 2013 (fiscal 2013) was a 52-week reporting year.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
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

4.      ACCOUNTS RECEIVABLE

The Company’s accounts receivable are comprised as follows:

	January 3, 2015	December 28, 2013
Billed	$47,318	$35,415
Accrued and unbilled	4,853	7,895
Work-in-progress	8,027	13,394
Allowance for doubtful accounts and sales discounts	(1,011)	(978)

Accounts receivable, net	$59,187	$55,726

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

4.      ACCOUNTS RECEIVABLE (CONTINUED)

The Company has a subcontract agreement with Black & McDonald Limited (“B&M”) to provide engineering and procurement services under B&M’s master services agreement with Ontario Power Generation (“OPG”).  The Company understands that in October 2014, OPG provided to B&M notice of default and termination of a large purchase order from OPG to B&M with respect to which B&M had engaged several subcontractors, including the Company. B&M notified the Company that it is disputing OPG’s default claim on this purchase order. As of January 3, 2015 the Company had outstanding accounts receivable to B&M of $4.9 million under the disputed purchase order and, including such amount, a total of $12.2 million of outstanding accounts receivable to B&M for work performed by the Company as a subcontractor to B&M.  OPG has indicated to the Company that it will not make any further payments to B&M on the project in dispute.  The Company has received notice from B&M that while B&M disputes OPG’s assertion it is in default, B&M believes that in the event that it is in default under its agreement with OPG, then the Company may also be in default under its agreement with B&M.  The Company does not agree with this assertion.  The Company does not believe that any of its account receivables with B&M have been materially impaired and believes that its accounts receivable with B&M remain collectible, subject to existing reserves.  However, it is possible that a protracted dispute between OPG and B&M may impact the Company’s ability to collect its outstanding accounts receivable in a timely manner.

5.      PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	January 3, 2015	December 28, 2013
Equipment and furniture	$2,585	$2,454
Computers and systems	6,553	5,670
Leasehold improvements	781	633
	9,919	8,757

Less: accumulated depreciation and amortization	6,622	6,466

Property and equipment, net	$3,297	$2,291

The Company writes off fully depreciated assets each year.  In the fiscal years ended January 3, 2015 and December 28, 2013, write-offs were $954 and $1,169, respectively.  For the fiscal years ended January 3, 2015 and December 28, 2013, depreciation expense was $1,107 and $995, respectively.

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
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.      ACQUISITIONS (CONTINUED)

Future Contingent Payments

As of January 3, 2015, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the acquired entities: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); and 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”), an Ontario amalgamated corporation, as more fully described below. The Company cannot estimate future contingent payments with any certainty.  However, the Company estimates future contingent payments at January 3, 2015 as follows:

Fiscal Year	BGA	PCI	Total
2015	$217	$262	$479
2016	271	197	468
2017	-	307	307
Estimated future contingent consideration payments	$488	$766	$1,254

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA and PCI are capped at cumulative maximums of $2.7 million and $2.0 million, respectively. The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of January 3, 2015.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

During the fiscal years ended January 3, 2015 and December 28, 2013, the Company reduced its liability for contingent consideration by $129 and $92, respectively.  The Company paid $0.3 million in contingent consideration during the fiscal year ended January 3, 2015 and no contingent consideration during the fiscal year ended December 28, 2013.

	Short Term	Long Term	Total
Contingent consideration balance as of December 28, 2013	$523	$407	$930
Recorded for PCI	261	505	766
Paid in current year	(313)	-	(313)
Liability reduced in current year	(117)	(12)	(129)
Moved from long term to short term	125	(125)	-

Contingent consideration balance as of January 3, 2015	$479	$775	$1,254

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.      ACQUISITIONS (CONTINUED)

Assumption of current liabilities, net of current assets	$6
Contingent consideration, net present value	766
Total consideration	$772

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

The changes in the carrying amount of goodwill for the fifty-three week period ended January 3, 2015 are as follows:

	Information Technology	Engineering	Specialty Health Care	Total
Balance as of December 28, 2013	$5,516	$2,326	$1,703	$9,545

Goodwill recorded, PCI acquisition	-	678	-	678

Balance as of January 3, 2015	$5,516	$3,004	$1,703	$10,223

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
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

The following table reflects the components of net intangible assets, excluding goodwill, as of January 3, 2015:

	Engineering	Information Technology	Total
Balance as of December 28, 2013	$179	$37	$216

Amortization of intangibles during the fifty-three week period ended January 3, 2015	58	32	90

Intangibles acquired, PCI acquisition	68	-	68

Balance as of January 3, 2015	$189	$5	$194

The Company periodically writes off fully amortized intangible assets.  The Company did not write off any fully amortized intangibles for the fiscal years ended January 3, 2015 and December 28, 2013.

Schedule of Intangible Assets by class at January 3, 2015:

	Engineering	Information Technology	Total
Restricted covenants	$44	$ -	$44

Customer relationships	145	5	150

Balance as of January 3, 2015	$189	$5	$194

Expected Future Amortization Expense:

Fiscal Year	Engineering	Information Technology	Total
2015	$70	$5	$75
2016	56	-	56
2017	41	-	41
2018	22	-	22

Total	$189	$5	$194

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.	LINE OF CREDIT

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 12, 2014 when the maturity date was extended to December 11, 2019.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank’s prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2014 which was expressly permitted under its amended Revolving Credit Facility.  The Company was in full compliance with the covenants in its Revolving Credit Facility as of January 3, 2015.

The Company had borrowings of $20.0 million as of January 3, 2015 and no borrowings as of December 28, 2013.  At January 3, 2015 and December 28, 2013, there were letters of credit outstanding for $0.8 million.  At January 3, 2015, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for fiscal years ended January 3, 2015 and December 28, 2013 was determined as follows:

	Fiscal Years Ended
	January 3, 2015	December 28, 2013
Basic weighted average shares outstanding	12,516,457	12,343,261
Dilutive effect of outstanding stock options	214,108	135,111

Weighted average dilutive shares outstanding	12,730,565	12,478,372

There were 40,000 and 97,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for fiscal year ended January 3, 2015 and December 28, 2013, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the period were higher than the average price of all shares for the same period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.  PER SHARE DATA (CONTINUED)

Unissued shares of common stock were reserved for the following purposes:

	January 3, 2015	December 28, 2013

Exercise of options outstanding	53,000	276,900
Restricted stock awards outstanding	500,000	300,000
Future grants of options or shares	425,000	34,100
Shares reserved for employee stock purchase plan	122,484	189,576

Total	1,100,484	800,576

11.      SHARE BASED COMPENSATION

At January 3, 2015, the Company had four share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $806 and $849 was recognized for the fiscal years ended January 3, 2015 and December 28, 2013, respectively.

As of January 3, 2015, the Company had approximately $2.0 million of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

The Company granted 15,000 stock options and 200,000 restricted stock units during the fiscal year ended January 3, 2015 and 5,000 stock options and 40,000 restricted stock units during the fiscal year ended December 28, 2013.

The Company estimates that it will recognize expenses for all unvested share-based awards outstanding as of January 3, 2015 as follows:

Fiscal Year	Amount
2015	$1,002
2016	564
2017	469
$2,035

It is important to note the above estimates are based on certain assumptions that are subject to change and that the actual expense recognized may materially differ from above.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.      SHARE BASED COMPENSATION (CONTINUED)

The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the grants as of the grant date.  The expected term of grant is based on historical stock option exercise experience.  The Company used its historical stock price volatility to compute the expected stock price volatility.  The expected dividend yield is based on the Company’s fiscal 2014 dividend rate.  The annual forfeiture rate is based on the Company’s historical experience.  The Black-Scholes option weighted average assumptions used in the valuation of share based awards for the fiscal years ended January 3, 2015 and December 28, 2013 were as follows:

	Fiscal Years Ended
	January 3, 2015	December 28, 2013
Weighted average risk-free interest rate	1.61%	1.74%
Expected term of option	5 years	5 years
Expected stock price volatility	37%	52%
Expected dividend yield	0.00%	0.00%
Annual forfeiture rate	2.48%	5.98%
Weighted-average grant date fair value	$2.33	$2.94

1996 Executive Stock Option Plan (the 1996 Plan)

The 1996 Plan, approved by the Company’s stockholders in August 1996 and amended in April 1999, provided for the issuance of up to 1,250,000 shares of common stock to officers and key employees of the Company and its subsidiaries through January 1, 2006, at which time the 1996 Plan expired.  Options are generally granted at fair market value at the date of grant.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant.  As of January 3, 2015, options to purchase 2,000 shares of common stock granted under the 1996 Plan were outstanding.

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors could award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determined the vesting period at the time of grant.  As of January 3, 2015, options to purchase 26,500 shares of common stock granted under the 2000 Plan were outstanding.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate could be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards could be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant.  As of January 3, 2015, options to purchase 24,500 shares of common stock, as well as 300,000 restricted stock units, were outstanding under the 2007 Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

The 1996 Plan, 2000 Plan and 2007 Plan are expired and therefore no additional shares are available for awards thereunder.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s stockholders in December 2014, provides for the issuance of up to 625,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of January 3, 2015, under the 2014 Plan, 200,000 restricted stock units were outstanding and 425,000 shares were available for awards thereunder.

Restricted Stock Units

On December 11, 2014, the Company granted 200,000 restricted stock units all of which fully vest after three years of continued service.  All of these restricted stock units include dividend accrual equivalents, which means that any dividends paid by the Company during the three year vesting period become due and payable after the three year vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for restricted share units that ultimately do not vest are forfeited.  As of January 3, 2015, the Company has 500,000 restricted stock units outstanding, all of which include dividend equivalent rights.  Total dividends accrued and payable upon vesting on all restricted stock units as of January 3, 2015 and December 28, 2013 equals $1.3 million and $0.3 million, respectively.

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2013	300	$5.72
Granted	200	$7.95
Vested	-
Forfeited or expired	-
Outstanding non-vested at January 3, 2015	500	$6.61

Based on the closing price of the Company’s common stock of $6.89 per share on January 2, 2015, the intrinsic value of the non-vested restricted stock units at January 3, 2015 was $3.4 million.  As of January 3, 2015, there was approximately $2.0 million of total unrecognized compensation cost related to restricted stock units.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards

Transactions related to all stock options under all plans are as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 29, 2012	307,400	$5.34
Options granted	5,000	$5.78
Options exercised, net	(27,500)	$4.15
Options forfeited/cancelled	(8,000)	$5.16

Options outstanding as of December 28, 2013	276,900	$5.47

Options exercisable as of December 28, 2013	221,900	$5.45

Intrinsic value of outstanding stock options as of December 28, 2013	$504

Intrinsic value of stock options exercised in fiscal year ended December 28, 2013	$44

Weighted average grant date fair value of stock options issued during fiscal year ended December 28, 2013	$2.94

Options outstanding as of December 28, 2013	276,900	$5.47
Options granted	15,000	$6.10
Options exercised, net	(185,836)	$4.84
Options forfeited in cashless exercises	(42,064)	$4.84
Options forfeited/cancelled	(11,000)	$8.81

Options outstanding as of January 3, 2015	53,000	$7.65

Options exercisable as of January 3, 2015	30,500	$8.88

Intrinsic value of outstanding stock options as of January 3, 2015	$33

Intrinsic value of stock options exercised in fiscal year ended January 3, 2015	$640

Weighted average grant date fair value of stock options issued during fiscal year ended January 3, 2015	$2.33

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.      SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

A summary of the status of our nonvested stock options outstanding as of January 3, 2015, and changes during the year then ended is presented as follows:

Nonvested Stock Options	Shares	Weighed-Average Grant-Date Fair Value
Nonvested at December 28, 2013	55,000	$2.86
Vested	47,500	$2.85
Forfeited	0
Issued nonvested	15,000	$2.33
Nonvested at January 3, 2015	22,500	$2.53

The following table summarizes information about stock options outstanding at January 3, 2015:

Range of Exercise Prices	Number of Outstanding Options		Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$4.16 - $5.78	13,000	5,500	5.21	3.31	$5.27	$4.65
$6.10 - $6.10	15,000	0	9.37	0	$6.10	$0.00
$9.81 - $9.81	25,000	25,000	2.54	2.54	$9.81	$9.81
	53,000	30,500	5.13	5.13	$7.65	$8.88

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) with shareholder approval, effective January 1, 2001.  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  During the fiscal years ended January 3, 2015 and December 28, 2013, there were 67,092 and 58,176 shares issued under the Purchase Plan for net proceeds of $339 and $259, respectively.  As of January 3, 2015, there were 122,484 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended January 3, 2015 and December 28, 2013 was $114 and $106, respectively.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

12.	TREASURY STOCK TRANSACTIONS (CONTINUED)

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  As of January 3, 2015, the Company had not purchased any shares under this additional repurchase program.  The Company did repurchase 3,474 shares in fiscal 2014 in order to facilitate employees exercising stock options to sell shares back to the Company to fund tax obligations associated with the exercise of stock options.

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
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended January 3, 2015.)

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Fiscal Year Ended January 3, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$99,728	$59,202	$34,840	$ -	$193,770

Cost of services	75,887	41,278	24,912	-	142,077

Selling, general and administrative	16,026	14,476	9,366	-	39,868

Severance and other charges	-	-	-	104	104

Depreciation and amortization	881	216	106	-	1,203

Operating income	$6,934	$3,232	$456	($104)	$10,518

Total assets	$43,396	$15,244	$17,188	$10,905	$87,273
Capital expenditures	$1,194	$ -	$112	$785	$2,091

Fiscal Year Ended December 28, 2013	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$86,742	$55,263	$28,773	$ -	$170,778

Cost of services	67,005	39,412	20,000	-	126,417

Selling, general and administrative	14,357	13,540	7,617	-	35,514

Severance and other charges	342	142	-	4,697	5,181

Depreciation and amortization	702	300	109	-	1,111

Operating income	$4,336	$1,869	$1,047	($4,697)	$2,555

Total assets	$42,951	$14,472	$14,334	$14,767	$86,524
Capital expenditures	$1,142	$78	$35	$151	$1,406

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the fiscal years ended January 3, 2015 and December 28, 2013 are as follows:

	Fiscal Year Ended
	January 3,	December 28,
	2015	2013
Revenues
United States	$139,880	$130,589
Canada	47,639	34,989
Puerto Rico	6,251	5,200
	$193,770	$170,778

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	January 3,	December 28,
	2015	2013
Total Assets
United States	$56,764	$62,198
Canada	28,776	22,993
Puerto Rico	1,733	1,333
	$87,273	$86,524

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Fiscal Years Ended
	January 3, 2015	December 28, 2013
Current
Federal	$309	$450
State and local	253	407
Foreign	1,320	416

	1,882	1,273
Deferred
Federal	1,455	(541)
State	422	(157)
Foreign	28	22

	1,905	(676)

Total	$3,787	$597

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	January 3, 2015	December 28, 2013
United States	$5,979	$1,175
Foreign Jurisdictions	4,622	1,412

	$10,601	$2,587

The consolidated effective income tax rate for the current year was 35.7% as compared to 24.1% for the comparable prior year period, principally due to the reversal of liability for the uncertain tax position in fiscal 2013.  The income tax provisions reconciled to the tax computed at the statutory Federal rate are:

	January 3, 2015	December 28, 2013
Tax at statutory rate (credit)	34.0%	34.0%
State income taxes, net of Federal income tax benefit	4.2	6.5
Permanent differences	(0.2)	2.6
Foreign income tax rate	(2.1)	(1.6)
Reverse liability for amended return	-	(18.3)
Other, net	(0.2)	0.9
Total income tax expense	35.7%	24.1%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

A reconciliation of the unrecognized tax benefits for the year January 3, 2015:

Unrecognized Tax Benefits

Balance as of December 28, 2013	$628
Charges for current year tax positions	-
Reserves for current year tax position	-

Balance as of January 3, 2015	$628

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

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The Company recorded no expense for penalties or interest in the fiscal years ended January 3, 2015 and December 28, 2013.

At January 3, 2015 and December 28, 2013, deferred tax assets and liabilities consist of the following:

	January 3, 2015	December 28, 2013
Deferred tax assets:
Allowance for doubtful accounts	$358	$391
Acquisition amortization, net	1,056	1,642
Reserves and accruals	301	1,556
Other	511	338
Total deferred tax assets	2,226	3,927

Deferred tax liabilities:
Prepaid expense deferral	(343)	(367)
Bonus depreciation to be reversed	(318)	(118)
Canada deferred tax liability, net	(160)	(132)
Total deferred tax liabilities	(821)	(617)
Total deferred tax assets, net	$1,405	$3,310

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada and Puerto Rico. The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011 and 2012.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2010.

16.	CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  As of January 3, 2015, the Company did not accrue for any such liabilities.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating $0.1 million as of December 28, 2013.  Asserted claims in these matters sought approximately $7.6 million and $10.7 million in damages as of January 3, 2015 and December 28, 2013, respectively.

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

The Company incurred $0.1 million in severance and other charges for the fifty-three week period ended January 3, 2015 and $5.2 million for the comparable prior year period.  The costs in the current period primarily related to professional fees associated with the settlement agreements entered into following the Company’s fiscal 2013 proxy contest.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   RETIREMENT PLANS

Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada and Puerto Rico (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended January 3, 2015 and December 28, 2013 were $569 and $424, respectively.

19.   COMMITMENTS

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
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

19.   COMMITMENTS (CONTINUED)

Executive Severance Agreements with Kevin Miller and Rocco Campanelli (Continued)

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

Under the Separation Agreement, Mr. Kopyt received a cash severance payment of approximately $2.7 million, less applicable deductions and withholdings, to be paid to Mr. Kopyt in a single lump sum following the end of the six-month period from his retirement date.  The Separation Agreement also contains mutual releases and other provisions customary to such agreements.

Prior to entering into the Separation Agreement, Mr. Kopyt and the Company were party to an Employment Agreement, Termination Benefits Agreement and Severance Agreement, all of which terminated upon execution of the Separation Agreement.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

19.   COMMITMENTS (CONTINUED)

Operating Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2015	$3,191
2016	2,453
2017	2,023
2018	1,579
2019	670
Thereafter	228
Total	$10,144

Rent expense for the fiscal years ended January 3, 2015 and December 28, 2013 was $2,837 and $2,896, respectively.

The Company subleases space to other tenants at various office locations under cancelable lease agreements.  During the fiscal years ended January 3, 2015 and December 28, 2013 payments of approximately $246 and $203, respectively, were received under these leasing arrangements.  The Company offsets these payments against its rent expense for reporting purposes.

20.   RELATED PARTY TRANSACTIONS

Richard Machon, a director of the Company, from time to time provides consulting services to the Company or for clients of the Company through Mr. Machon’s company, Machon & Associates.  The Company did not pay Machon and Associates during fiscal year 2014.  The Company paid Machon and Associates $43 during the fiscal year ended December 28, 2013.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

21.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal Year Ended January 3, 2015

	Sales	Gross Profit	Operating Income	Net Income	Diluted Income Per Share
1st Quarter	$48,569	$12,257	$2,038	$1,203	$0.10
2nd Quarter	49,509	12,955	3,025	2,017	0.15
3rd Quarter	46,382	13,161	2,833	1,877	0.15
4th Quarter	49,310	13,320	2,622	1,717	0.14

Total	$193,770	$51,693	$10,518	$6,814	$0.54

Fiscal Year Ended December 28, 2013

	Sales	Gross Profit	Operating Income	Net Income	Diluted Income Per Share
1st Quarter	$41,230	$10,621	$1,514	$960	$0.08
2nd Quarter	42,379	11,262	1,714	1,470	0.12
3rd Quarter	41,320	10,684	1,806	1,142	0.09
4th Quarter	45,849	11,794	(2,479)	(1,582)	(0.13)

Total	$170,778	$44,361	$2,555	$1,990	$0.16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RCM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. (a Nevada corporation) (the “Company”) as of January 3, 2015 and December 28, 2013, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended January 3, 2015, and the consolidated statement of changes in accumulated other comprehensive income for the year ended January 3, 2015.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. as of January 3, 2015 and December 28, 2013, and the consolidated results of their operations and their cash flows for each of the fiscal years in the two-year period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years in the two-year period ended January 3, 2015.  In our opinion, this financial schedule, when considered in relation to the consolidated  financial  statements  taken  as  a  whole,  presents  fairly,  in  all  material  respects,  the information stated therein.

EisnerAmper LLP

Iselin, New Jersey
March 5, 2015

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended January 3, 2015 and December 28, 2013
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Fiscal Year Ended January 3, 2015

Allowance for doubtful accounts on trade receivables	$978	905	(872)	$1,011

Provision for contingencies for legal matters	$188	$100	($288)	$0

Fiscal Year Ended December 28, 2013

Allowance for doubtful accounts on trade receivables	$1,207	$301	($530)	$978

Provision for contingencies for legal matters	$175	$88	($75)	$188

EXHIBIT INDEX

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of EisnerAmper LLP.

(31.1)	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Documents

(101.DEF)	XBRL Taxonomy Definition Linkbase Document

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Business Support Group of Michigan, Inc.
Cataract, Inc.
Point Comm, Inc.
Programming Alternatives of Minnesota, Inc.
RCM Technologies Canada Corp.
RCM Technologies (USA), Inc.
RCMT Delaware, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of RCM Technologies, Inc. on Form S8 (No. 333-165482, No. 333-145904, No. 333-61306, No. 333-80590, No. 333-48089, No. 333-52206 and No. 333-52480) of our report dated March 5, 2015, on our audits of the consolidated financial statements and financial statement schedule as of January 3, 2015 and December 28, 2013, and for each of the fiscal years in the two-year period ended January 3, 2015, which report is included in this Annual Report on Form 10-K.

EISNERAMPER LLP

Iselin, NJ
March 5, 2015

EXHIBIT 31.1

CERTIFICATION REQUIRED BY
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, certify that:

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

Date: March 4, 2015	/s/	Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer

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

Date: March 4, 2015	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended January 3, 2015, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rocco Campanelli, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)      The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer March 4, 2015

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended January 3, 2015, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)      The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary March 4, 2015

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.