Form 10-K/A
period 2015-01-03
RCM TECHNOLOGIES INC
filed 2015-04-29
CIK 700841

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 28, 2015: 12,711,660.

Documents Incorporated by Reference
None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 5, 2015, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended January 3, 2015 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”).  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2015 annual meeting of stockholders.  Because the Company does not anticipate filing its definitive proxy statement by May 4, 2015, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

FORM 10-K/A

TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

Roger H. Ballou, Director since 2013, age 64

Mr. Ballou currently serves as a director of Fox Chase Bancorp, Inc. (NASDAQ: FXCB), a federal savings bank, and Alliance Data Systems Corporation (NYSE: ADS), a provider of transaction-based, data-driven marketing and loyalty solutions.  Mr. Ballou previously served as the Chief Executive Officer and a director of CDI Corporation, a company that offers engineering, information technology and professional staffing solutions, from 2001 until 2011.  Mr. Ballou had served as Chairman and Chief Executive Officer of Global Vacation Group, Inc. from 1998 to 2000.  He was a senior advisor for Thayer Capital Partners from 1997 to 1998. From 1995 to 1997, Mr. Ballou served as Vice-Chairman and Chief Marketing Officer, then as President and Chief Operating Officer, of Alamo Rent A Car, Inc.  Before joining Alamo, for more than 16 years, he held several positions with American Express, culminating in his appointment as President of the Travel Services Group.

Mr. Ballou’s extensive public board and executive management experience and personal knowledge of the Company’s business segments, in particular, its Engineering and Information Technology segments, allow him to make significant contributions in all facets of the business.

Maier O. Fein, Director since 2012, age 73

Mr. Fein is a distinguished professional with an extensive and diversified background in technology and science.  He was employed by the Naval Undersea Warfare Center and its predecessor organizations.  He began his career as a research physicist in New London, CT and advanced to the position of Engineering Manager in Newport, RI, responsible for major operations and organizational functions while maintaining liaison with the financial, facilities, security and human resource departments.

Mr. Fein’s strong science, engineering, management skills and extensive knowledge of Federal programs and procurements are particularly valuable to the Company’s Aerospace and Defense Engineering Division.

Leon Kopyt, Director since 1991, age 70

Mr. Kopyt has been our Chairman of the Board since 1992. Previously, Mr. Kopyt served as our President & Chief Executive Officer from 1994 to February 2014, as our Chief Financial Officer and Treasurer from 1992 to 1994, and as our Chief Operating Officer from 1990 to 1992.

Mr. Kopyt’s extensive experience in leading the Company in an executive capacity for 23 years makes Mr. Kopyt a valuable member of our Board.

Richard D. Machon, Director since 2010, age 68

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors (Continued)

S. Gary Snodgrass, Director since 2010, age 63

Mr. Snodgrass retired from Exelon Corporation in 2007 after ten years of employment as Executive Vice President and Chief Human Resources and Security Officer.  Prior to joining Exelon, Mr. Snodgrass was employed by USG Corporation as Vice President of Human Resources from 1973 to 1997.  Since 2008, Mr. Snodgrass has been Managing Director of Snodgrass and Associates and Co-Founder and President of the Snodgrass Family Foundation.   He served as Mayor of the City of St. Augustine Beach, FL in 2012 and 2013, and since 2014 has been a City Commissioner.  Mr. Snodgrass is also an Adjunct Professor of Business for Flager College in St. Augustine, FL.

Mr. Snodgrass’s extensive experience as a human resources executive facilitates his valuable insights in general and, more specifically, his contributions regarding human resources operational initiatives and issues.

Bradley S. Vizi, Director since 2013, age 31

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

Name	Age	Position
Rocco Campanelli	64	President & CEO
Kevin D. Miller	48	Chief Financial Officer, Treasurer and Secretary
Timothy Brandt	54	Senior Vice President
Michael Saks	58	Senior Vice President
Danny A. White	63	Senior Vice President

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers (Continued)

Timothy Brandt has served as Senior Vice President of RCM’s IT Consulting and Solutions Division and Corporate Sales since February 2015 and as Group Senior Vice President of RCM’s IT Consulting and Solutions Division since October 2011.  From December 2002 until joining RCM, Mr. Brandt held positions of increasing responsibility for Kforce and Pinkerton Computer Consultants (acquired by Kforce in 2006), ending his tenure in the position of Market President.  Mr. Brandt has 20 years of senior leadership experience in IT consulting and solutions including positions with FYI Systems, Paragon Computer Professionals and Computer Systems Development.  Mr. Brandt's professional experience started at Xerox Corporation, where he held positions in Sales, Sales Training and Sales Management over a nine year period starting in 1984.

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

Corporate Governance

Board Committees.  Our Board of Directors has a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee, all of which are constituted entirely of independent directors.  The committees report their actions to the full Board at the Board’s next regular meeting.  The following table shows on which of our Board’s committees our directors serve.

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Leon Kopyt
Roger H. Ballou	X(1)		X
Maier O. Fein	X	X	X(1)
Richard D. Machon			X
S. Gary Snodgrass	X	X(1)	X
Bradley S. Vizi		X	X
____________

(1)	Chairman

Audit Committee

The Board of Directors has adopted a written Audit Committee Charter.  A copy of the Audit Committee Charter is posted on our website under “Investors - Corporate Governance.”

•	Reviews our financial and accounting practices, controls and results, reviews the scope and services of our auditors and appoints our independent auditors.
•	Review and approve related parties transactions.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Compensation Committee

The Board of Directors has adopted a written Compensation Committee Charter.  A copy of the Compensation Committee Charter is posted on our website under “Investors - Corporate Governance.”

•	Determines the compensation of our officers and employees.
•	Administers our stock option plans.

Nominating and Corporate Governance Committee

The Board of Directors has adopted a written Nominating and Corporate Governance Committee Charter.  A copy of the Nominating and Corporate Governance Committee Charter is posted on our website under “Investors - Corporate Governance.”

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

Related Party Transaction Approval Policy.  Our Code of Conduct mandates that officers and directors bring promptly to the attention of our Compliance Officer, currently our Chief Financial Officer, any transaction or series of transactions that may result in a conflict of interest between that person and the Company.  Furthermore, our Audit Committee must review and approve any “related party” transaction as defined in Item 404(a) of Regulation S-K, promulgated by the Securities and Exchange Commission, before it is consummated.  Following any disclosure to our Compliance Officer, the Compliance Officer will then typically review with the Chairman of our Audit Committee the relevant facts disclosed by the officer or director in question.  After this review, the Chairman of the Audit Committee and the Compliance Officer determine whether the matter should be brought to the Audit Committee or the full Board of Directors for approval.  In considering any such transaction, the Audit Committee or the Board of Directors, as the case may be, will consider various relevant factors, including, among others, the reasoning for the Company to engage in the transaction, whether the terms of the transaction are at arm’s length and the overall fairness of the transaction to the Company.  If a member of the Audit Committee or the Board is involved in the transaction, he or she will not participate in any of the discussions or decisions about the transaction.  The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Board Leadership Structure.  Mr. Kopyt has served as the Chairman of our Board of Directors since 1992, and also served as our Chief Executive Officer from 1992 through February 2014.  We believe that this overlap of leadership between the Board and executive management has allowed us to benefit from strong, clear, consistent and cohesive leadership, with Mr. Kopyt setting the tone for all of our operating and strategic functions, thus providing unified leadership and direction for the Board and our operational functions.  Nevertheless, while the Board believes that Mr. Kopyt’s service in these capacities has delivered great value, the Board has never determined that the role of Chairman must always be held by a senior executive, or someone who recently served as a senior executive.

Our governance documents provide the Board with flexibility to select the appropriate leadership structure for the Company. In making leadership structure determinations, the Board considers many factors, including the specific needs of our business and what is in the best interests of the Company’s stockholders.  In 2013, as part of its ongoing review of its corporate governance practices, the Board created the position of Lead Independent Director, a position that will be filled at any time that the Chairman is not an independent director.  The Board felt that adding the leadership of an independent director, together with Mr. Kopyt’s leadership as Chairman, formed an effective leadership structure for RCM, providing robust independent oversight of management while ensuring clear strategic alignment throughout the Company.

Our Lead Independent Director is an independent director who is elected annually by the independent members of the Board. Mr. Vizi, a member of the Board since 2013, currently serves as our Lead Independent Director.  Pursuant to its January 2014 Settlement Agreement with the shareholder group a party thereto, we agreed that by no later than our annual meeting of stockholders in 2015, the Board will appoint either Mr. Ballou or Mr. Vizi as the Chairman of the Board.  At that point, we will not have a Lead Independent Director.

When in place, our Lead Independent Director: (i) presides at all meetings of the Board at which the Chairman is not present including presiding at executive sessions of the Board (without management present) at every regularly scheduled Board meeting, (ii) serves as a liaison between the Chairman of the Board (and management) and the independent directors, (iii) approves meeting agendas, time schedules and other information provided to the Board, and (iv) is available for direct communication and consultation with major stockholders upon request. Our Lead Independent Director also has the authority to call meetings of the independent directors.

 Section 16(a) Beneficial Ownership Reporting Compliance.  We believe that, during our fiscal year ended January 3, 2015, our executive officers and directors made all required filings under Section 16(a) of the Securities Exchange Act on a timely basis.  Our belief is based solely on:

•	our review of copies of forms filed pursuant to Section 16(a) and submitted to us during and with respect to our fiscal year ended January 3, 2015 and
•
representations from the Company’s directors, executive officers and beneficial owners of more than 10% of our Common Stock that they have complied with all Section 16(a) filing requirements with respect to such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program; Certain Developments

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

During 2014, as part of our ongoing effort to better align our leadership, corporate governance structure and compensation methodologies with the interests and perspectives of our stockholders, members of our Board of Directors and management team spoke with stockholders representing a majority of our ownership. Mindful of the input of these stockholders and motivated by our commitment to the implementation of best practices in corporate governance and compensation, the Compensation Committee and our Board undertook a series of efforts with respect to compensation reform, including taking the following steps:

•	Limiting executive severance cash pay-outs to no more than 24 months base salary and bonus;
•	Prohibiting tax gross-ups in all future employment agreements;
•	Requiring future employment agreements to contain a "double trigger" with respect to executive change-in-control payments; and
•	Adopting an incentive payment claw back policy for named executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists, for our fiscal years ended January 3, 2015 and December 28, 2013 cash and other compensation paid to, or accrued by us for, each person who served as our chief executive officer during our fiscal year ended January 3, 2015 and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other two most highly compensated executives during the fiscal year ended January 3, 2015.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Equity Awards(3)	All Other Compensation(4)	Total

Leon Kopyt(1)	2014	$140,385	$24,772	--	$168,470	$333,626
Former President and CEO	2013	$730,000	$176,943	--	$42,519	$949,462

Rocco Campanelli(2)	2014	$388,333	$185,253	$159,500	$32,757	$765,343
President and CEO	2013	$330,000	$204,375	--	$24,178	$558,553

Kevin D. Miller	2014	$370,000	$141,047	$119,500	$51,447	$681,744
CFO, Treasurer and	2013	$370,000	$88,471	--	$43,587	$502,058
Secretary

Timothy Brandt	2014	$260,000	$246,592	$119,500	$23,404	$649,246
Senior VP IT C&S and	2013	$236,808	$150,000	--	$22,380	$409,188
Corporate Sales
____________

(1)	Mr. Kopyt served as President and CEO through February 28, 2014. Mr. Kopyt remained Chairman of the Board through January 3, 2015.

(2)	Mr. Campanelli became President and CEO on March 1, 2014.

(3)
These amounts are based upon the grant date fair value of the stock option awards and restricted share awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718.  The assumptions used in determining the amounts in the column are set forth in note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 filed with the Commission.

(4)
This amount represents (i) premiums in the amount of $194 we paid in 2014 for life and disability insurance on each of the officers named in this table; (ii) premiums we paid during our 2014 for medical,  dental and vision insurance on each of the officers named in this table as follows: Leon Kopyt: $3,790; Rocco Campanelli: $19,709; Kevin Miller: $34,447; and Timothy Brandt: $11,404 (iii) matching contributions in the amount of $1,250 that were made for the 2014 fiscal year for Rocco Campanelli and Kevin Miller, in accordance with RCM’s retirement savings plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended; (iv) the following approximated amounts for Company leased automobiles or monthly automobile allowances and related expenses:  Leon Kopyt: $1,987, Rocco Campanelli: $11,604, Kevin Miller: $15,557; and Timothy Brandt: $12,000 and(v) director fees in the amount of $162,500 to Leon Kopyt, consisting of the following amounts disclosed in the Director Compensation Table on page 8 hereof: fees earned or paid in cash, $83,000; and equity awards, $79,500.

During our 2014 and 2013 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning restricted share units as of January 3, 2015.  No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested(1)	Not Vested	Not Vested	Not Vested

Leon Kopyt	10,000	$68,900	--	--

Rocco Campanelli	55,000	$378,950	--	--

Kevin D. Miller	50,000	$344,500	--	--

Timothy Brandt	30,000	$203,550	--	--

____________

(1)	Consists of restricted share units.

Compensation of Directors

Our employee directors do not receive any compensation for serving on our Board or its committees, other than the compensation they receive for serving as employees of RCM.  The Company has had employee directors in the past but as of January 3, 2015, the Company did not have any employee directors.

During our fiscal year ended January 3, 2015, our non-employee directors were compensated in accordance with the compensation structure for non-employee directors that had been effective since July 2009.  Under such arrangement, each non-employee director received a retainer fee of $36,000 per year as compensation for service on the Board.  In addition to the retainer fee, each eligible non-employee director was paid meeting attendance fees of $750 for each Board meeting and $300 for each Committee meeting in excess of four that was held on a date other than the date of a Board meeting.

In addition, under this policy all employee and non-employee directors are eligible to receive equity awards.  The Company issued 60,000 and 12,500 restricted stock units to directors in 2014 and 2013, respectively.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors (Continued)

In 2014, the Compensation Committee engaged Towers Watson as an independent consultant to assist it in altering the structure of compensation to the Board’s non-employee members.  Ultimately, the Compensation Committee recommended to the Board, and the Board adopted, the following revised compensation structure for non-employee members of the Board, to be implemented beginning with the 2015 fiscal year:

•	Annual cash retainer of $40,000, payable in equal monthly installments.
•
No meeting fees for up to five Board meetings in each calendar year.  For each meeting in calendar year in excess of five, each Board member shall receive a cash payment of $1,500 for an in-person Board meeting and $750 for a telephonic meeting.

•
Annual equity grants of $40,000, in the form of RSUs with 1-year vesting feature (subject to acceleration upon Change in Control or separation from service in the same manner as the RSU grants made in December 2014), with delivery of the shares of common stock underlying to such RSUs to be made upon vesting; provided that, except for sales of shares in an amount no greater than required to generate an amount equal to the income tax on such shares, non-employee directors shall be required to retain shares delivered upon vesting unless, immediately following any such sale, such director would comply with the Company’s ownership guidelines.

•
Payment of the following additional annual retainers:  Chairman of the Board $10,000; Lead Independent Director $10,000 (who shall serve only at such time as the Board does not have an independent chair); Audit Committee chair $10,000; Compensation Committee chair $7,500.

•	No other committee fees, for service or for meetings.

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended January 3, 2015.

Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(2)	All Other Compensation	Total
Leon Kopyt(1)	$83,000	$79,500	-	$162,500
Roger H. Ballou	$39,750	$79,500	-	$119,250
Maier O. Fein	$39,750	$79,500	-	$119,250
Richard D. Machon	$39,750	$79,500	-	$119,250
S. Gary Snodgrass	$39,750	$79,500	-	$119,250
Bradley S. Vizi	$39,750	$79,500	-	$119,250

(1)	Mr. Kopyt served as Chairman, President and CEO through February 28, 2014 and remained Chairman of the Board through January 3, 2015.

(2)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 filed with the Commission.  As of January 3, 2015, each director has the following number of unvested restricted share units outstanding:  Leon Kopyt: 10,000; Roger H. Ballou: 16,250; Maier O. Fein: 15,000; Richard D. Machon: 20,000; S. Gary Snodgrass: 20,000 and Bradley S. Vizi: 16,250.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 11. EXECUTIVE COMPENSATION

Separation Agreement with Leon Kopyt

On January 22, 2014, the Company and Mr. Kopyt entered into a Separation Agreement and General Release (the “Separation Agreement”) in connection with his retirement as our President and Chief Executive Officer, effective as of February 28, 2014.

Under the Separation Agreement, Mr. Kopyt received a cash severance payment of approximately $2.6 million, less applicable deductions and withholdings, to be paid to Mr. Kopyt in a single lump sum following the end of the six-month period from his retirement date.  This amount was less than half of what Mr. Kopyt’s Employment Agreement would otherwise have stipulated.  The Separation Agreement also contains mutual releases and other provisions customary to such agreements.

Prior to entering into the Separation Agreement, Mr. Kopyt and the Company were party to an Employment Agreement, Termination Benefits Agreement and Severance Agreement, all of which terminated upon execution of the Separation Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 27, 2015.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock

IRS Partners No. 19, L.P.	1,642,849(1)	12.9%
c/o Stonnington Group, LLC
515 S. Figueroa Street, Suite 1100
Los Angeles, CA 90071

Heartland Advisors, Inc.	1,100,000(2)	8.7%
789 North Water Street
Milwaukee, WI 53202

Dimensional Fund Advisors LP	1,064,787(3)	8.4%
Building One
6300 Bee Cave Road
Austin, TX 78746

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

(2)
Based on Amendment No. 17 to Schedule 13G, dated February 13, 2015, filed with the Commission. The Amendment states that Heartland Advisors, Inc., a registered investment advisor, and William J. Nasgovitz have shared voting and dispositive power as to all of these shares.  The Heartland Value Fund, an account managed by Heartland Advisors, Inc., owns all of these shares.

(3)
Based on Amendment No. 14 to Schedule 13G, dated February 15, 2015, filed with the Commission. The Amendment states that Dimensional Fund Advisors LP, a registered investment advisor, has sole voting power over 1,059,396 of these shares and sole dispositive power as to all of these shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 27, 2015, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock
Leon Kopyt	542,606	4.3%
Roger H. Ballou	5,000	*
Maier O. Fein	1,000	*
Richard D. Machon	10,000	*
S. Gary Snodgrass	4,512	*
Bradley S. Vizi	1,000	*
Rocco Campanelli	94,269	*
Kevin D. Miller	391,231	3.1%
Other executive officers	87,336	*
All directors and executive officers as a group (11 persons)	1,136,954	8.9%
__________

*	Represents less than one percent of our outstanding common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee plans to engage EisnerAmper LLP (“EisnerAmper”) as our independent registered public accounting firm for the current fiscal year ending January 2, 2016.

Fees Billed by EisnerAmper during fiscal 2014 and 2013

Audit Fees.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2014 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $173,400.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2013 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $72,540.

Audit-Related Fees.  Fees billed to the Company by EisnerAmper during 2014 and 2013 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $0 in both fiscal years.

Tax Fees.  Fees billed to the Company by EisnerAmper during 2014 and 2013 for professional services rendered for tax compliance, tax advice and tax planning totaled $0 and $2,200, respectively.

All Other Fees.  Fees billed to the Company by EisnerAmper during 2014 and 2013 for all other services totaled $0 in both fiscal years.  EisnerAmper does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether EisnerAmper’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining EisnerAmper’s independence, and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services, and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

		(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

	*	(10)(z)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the December 2014 8-K.

		(21)	Subsidiaries of the Registrant. (Previously filed)

		(23.1)	Consent of EisnerAmper LLP. (Previously filed)

		(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

		(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

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

	101.INS	XBRL Instance Document (Previously filed)

	101.SCH	XBRL Taxonomy Extension Schema Document (Previously filed)

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Previously filed)

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Previously filed)

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents (Previously filed)

	101.DEF	XBRL Taxonomy Definition Linkbase Document (Previously filed)

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: April 29, 2015	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date: April 29, 2015	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Exhibit 31.1

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Rocco Campanelli, certify that:

1.I have reviewed this annual report on Form 10-K/A of RCM Technologies, Inc.;

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

Date: April 29, 2015	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

Exhibit 31.2

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Kevin Miller, certify that:

1.I have reviewed this annual report on Form 10-K/A of RCM Technologies, Inc.;

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

Date: April 29, 2015	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

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

Date:  April 29, 2015

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

Date:  April 29, 2015