Form 10-Q
period 2015-04-04
RCM TECHNOLOGIES INC
filed 2015-05-14
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

Common Stock, $0.05 par value, 12,711,660 shares outstanding as of May 14, 2015.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 4, 2015 and January 3, 2015
(In thousands, except share and per share amounts)

	April 4,	January 3,
	2015	2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$528	$6,411
Accounts receivable, net	62,277	59,187
Transit accounts receivable	4,585	3,797
Prepaid expenses and other current assets	2,390	2,368
Deferred income tax assets, domestic	809	816
Total current assets	70,589	72,579

Property and equipment, net	3,620	3,297

Other assets:
Deposits	232	231
Goodwill	10,223	10,223
Intangible assets, net	172	194
Deferred income tax assets, domestic	631	749
Total other assets	11,258	11,397

Total assets	$85,467	$87,273

Current liabilities:
Accounts payable and accrued expenses	$8,980	$7,693
Transit accounts payable	5,412	6,658
Accrued payroll and related costs	6,055	7,783
Income taxes payable	632	860
Deferred income tax liability, foreign	148	160
Contingent consideration	389	479
Total current liabilities	21,616	23,633

Contingent consideration	775	775
Borrowings under line of credit	20,000	20,000
Total liabilities	42,391	44,408

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,188,440 shares issued and 12,711,660 shares outstanding at April 4, 2015 and 14,148,667 shares issued and 12,671,887 shares outstanding at January 3, 2015	709	707
Additional paid-in capital	113,029	112,529
Accumulated other comprehensive (loss) income	(1,588)	91
Accumulated deficit	(61,545)	(62,933)
Treasury stock (1,476,780 shares at April 4, 2015 and January 3, 2015, at cost)	(7,529)	(7,529)
Stockholders’ equity	43,076	42,865

Total liabilities and stockholders’ equity	$85,467	$87,273

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen Week Periods Ended April 4, 2015 and March 29, 2014 (Unaudited) (In thousands, except per share amounts)

	April 4, 2015	March 29, 2014

Revenues	$47,966	$48,569
Cost of services	34,663	36,312
Gross profit	13,303	12,257

Operating costs and expenses
Selling, general and administrative	10,632	9,948
Depreciation and amortization	316	271
	10,948	10,219

Operating income	2,355	2,038

Other expense
Interest expense and other, net	(124)	(14)
Loss on foreign currency transactions	(11)	(48)
	(135)	(62)

Income before income taxes	2,220	1,976
Income tax expense	832	773

Net income	$1,388	$1,203

Basic and diluted net earnings per share	$0.11	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME Thirteen Week Periods Ended April 4, 2015 and March 29, 2014 (Unaudited) (In thousands)

	April 4, 2015	March 29, 2014

Net income	$1,388	$1,203
Foreign currency translation adjustment	(1,679)	(331)
Comprehensive (loss) income	($291)	$872

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Thirteen Week Period Ended April 4, 2015 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 3, 2015	14,148,667	$707	$112,529	$91	($62,933)	1,476,780	($7,529)	$42,865

Issuance of stock under employee stock purchase plan	32,940	2	177	-	-	-	-	179
Translation adjustment	-	-	-	(1,679)	-	-	-	(1,679)
Issuance of stock upon exercise of stock options	3,500	-	19	-	-	-	-	19
Share-based compensation expense	-	-	304	-	-	-	-	304
Issuance of stock upon vesting of restricted stock awards	3,333	-	-	-	-	-	-	-
Net income					1,388			1,388

Balance, April 4, 2015	14,188,440	$709	$113,029	($1,588)	($61,545)	1,476,780	($7,529)	$43,076

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended April 4, 2015 and March 29, 2014 (Unaudited) (In thousands)

	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$1,388	$1,203

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	316	271
Stock-based compensation expense	304	174
Provision for allowance for doubtful accounts	390	18
Deferred income tax expense	125	159
Changes in assets and liabilities:
Accounts receivable	(4,991)	(4,247)
Prepaid expenses and other current assets	(68)	(1,227)
Net of transit accounts receivable and payable	(2,106)	65
Accounts payable and accrued expenses	1,519	36
Accrued payroll and related costs	(1,631)	1,050
Income taxes payable	(155)	(309)
Total adjustments	(6,297)	(4,010)
Net cash used in operating activities	(4,909)	(2,807)

Cash flows from investing activities:
Property and equipment acquired	(615)	(442)
Decrease in deposits	(2)	(42)
Net cash used in investing activities	(617)	(484)

Cash flows from financing activities:
Sale of stock for employee stock purchase plan	179	155
Exercise of stock options	19	64
Contingent consideration paid	(90)	(313)
Net cash provided by (used in) financing activities	108	(94)
Effect of exchange rate changes on cash and cash equivalents	(465)	(337)
Decrease in cash and cash equivalents	(5,883)	(3,722)
Cash and cash equivalents at beginning of period	6,411	9,317

Cash and cash equivalents at end of period	$528	$5,595

Supplemental cash flow information:
Cash paid for:
Interest	$128	$23
Income taxes	$455	$677

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended January 3, 2015 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week period ended April 4, 2015 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 3, 2015 was a 53-week reporting year.  The first fiscal quarters of 2015 and 2014 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
April 4, 2015	Thirteen	Thirteen
March 29, 2014	Thirteen	Thirteen

3.	Use of Estimates and Uncertainties

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

Fair Value of Financial Instruments
The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, accounts payable and accrued expenses and borrowings under line of credit, approximates fair value due to their liquidity or their short-term nature.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	April 4, 2015	January 3, 2015
Billed	$48,231	$47,318
Accrued and unbilled	7,065	4,853
Work-in-progress	8,146	8,027
Allowance for doubtful accounts	(1,165)	(1,011)

Accounts receivable, net	$62,277	$59,187

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $4.6 million and related transit accounts payable was $5.4 million, for a net liability of $0.8 million, as of April 4, 2015.  The transit accounts receivable was $3.8 million and related transit accounts payable was $6.7 million, for a net liability of $2.9 million, as of January 3, 2015.

The Company has a subcontract agreement with Black & McDonald Limited (“B&M”) to provide engineering and procurement services under B&M’s master services agreement with Ontario Power Generation (“OPG”).  The Company understands that in October 2014, OPG provided to B&M notice of default and termination of a large purchase order from OPG to B&M with respect to which B&M had engaged several subcontractors, including the Company. B&M notified the Company that it is disputing OPG’s default claim on this purchase order. As of April 4, 2015 the Company had outstanding accounts receivable to B&M of $4.5 million under the disputed purchase order and, including such amount, a total of $10.9 million of outstanding accounts receivable to B&M.  OPG has indicated to the Company that it will not make any further payments to B&M on the project in dispute.  The Company has received notice from B&M that while B&M disputes OPG’s assertion it is in default, B&M believes that in the event that it is in default under its agreement with OPG, then the Company may also be in default under its agreement with B&M.  The Company does not agree with this assertion.

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

Property and equipment are comprised of the following:

	April 4, 2015	January 3, 2015
Equipment and furniture	$2,243	$2,585
Computers and systems	4,176	6,553
Leasehold improvements	674	781
	7,093	9,919

Less: accumulated depreciation and amortization	3,473	6,622

Property and equipment, net	$3,620	$3,297

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $3,441 and $902 for the thirteen week periods ended April 4, 2015 and March 29, 2014, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of April 4, 2015, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); and 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”), as more fully described below. The Company cannot estimate future contingent payments with any certainty.  However, the Company estimates future contingent payments at April 4, 2015 as follows:

Fiscal Year	BGA	PCI	Total
2015	$127	$262	$389
2016	271	197	468
2017	-	307	307
Estimated future contingent consideration payments	$398	$766	$1,164

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA and PCI are capped at cumulative maximums of $2.6 million and $2.0 million, respectively. The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of April 4, 2015.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $0.1 million and $0.3 million in contingent consideration during the thirteen week periods ended April 4, 2015 and March 29, 2014, respectively.  There were no other changes to the fair value of the contingent consideration during the thirteen week period ended April 4, 2015.

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

There were no changes in the carrying amount of goodwill for the thirteen week period ended April 4, 2015 and the balances are as follows:

	Engineering	Information Technology	Specialty Health Care	Total

Balance as of April 4, 2015	$3,004	$5,516	$1,703	$10,223

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

The following table reflects the components of net intangible assets, excluding goodwill:

	Engineering	Information Technology	Total
Balance as of January 3, 2015	$189	$5	$194

Amortization of intangibles during the thirteen week period ended April 4, 2015	17	5	22

Balance as of April 4, 2015	$172	$ -	$172

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 12, 2014 when the maturity date was extended to December 11, 2019.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirteen week period ended April 4, 2015 was 2.5%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2014 which was expressly permitted under its amended Revolving Credit Facility.  As of April 4, 2015, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

At both April 4, 2015 and January 3, 2015, borrowings under the line of credit were $20.0 and there were letters of credit outstanding for $0.8 million.  At April 4, 2015, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirteen week periods ended April 4, 2015 and March 29, 2014 was determined as follows:

	Thirteen Week Periods Ended
	April 4, 2015	March 29, 2014

Basic weighted average shares outstanding	12,456,220	12,455,004
Dilutive effect of outstanding stock options	210,261	184,634
Weighted average dilutive shares outstanding	12,666,481	12,639,638

There were 240,000 and 30,000 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the thirteen week periods ended April 4, 2015 and March 29, 2014, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the period were higher than the average market price of the Company’s common stock for the same period.

Unissued shares of common stock were reserved for the following purposes:

	April 4, 2015	January 3, 2015

Exercise of options outstanding	49,500	53,000
Restricted stock awards outstanding	496,667	500,000
Future grants of options or shares	425,000	425,000
Shares reserved for employee stock purchase plan	89,544	122,484

Total	1,060,711	1,100,484

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation

At April 4, 2015, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $304 and $174 was recognized for the thirteen week periods ended April 4, 2015 and March 29, 2014, respectively.

As of April 4, 2015, the Company had approximately $1.9 million of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of April 4, 2015, options to purchase 25,000 shares of common stock granted under the 2000 Plan were outstanding.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of April 4, 2015, under the 2007 Plan, no shares of common stock were available for future grants and options to purchase 24,500 shares of common stock, as well as 296,667 restricted stock units, were outstanding.

The 2000 and 2007 Plans are expired and therefore no shares are available for grant thereunder.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s stockholders in December 2014, provides for the issuance of up to 625,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of April 4, 2015, under the 2014 Plan, 200,000 restricted stock units were outstanding and 425,000 shares were available for awards thereunder.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Stock Options

There were no options granted during either of the thirteen week periods ended April 4, 2015 and March 29, 2014.  Activity regarding outstanding options for the thirteen week period ended April 4, 2015 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 3, 2015	53,000	$7.65
Options granted	-
Options exercised	(3,500)	$4.30
Options forfeited/cancelled	-

Options outstanding as of April 4, 2015	49,500	$7.88

Options outstanding price range at April 4, 2015	$5.27 - $9.81

Options exercisable as of April 4, 2015	27,000	$9.47

Intrinsic value of outstanding stock options as of April 4, 2015	$15

Intrinsic value of stock options exercised for the thirteen week period ended April 4, 2015	$8

As of April 4, 2015, the Company had approximately $31 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional options that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

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

To date, the Company has only issued restricted stock units under the 2007 and 2014 Plans.  The following summarizes activity in the restricted stock units under the 2007 and 2014 Plans during 2015:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 3, 2015	500	$6.61
Granted	-	-
Vested	3	$6.61
Forfeited or expired	-	-
Outstanding non-vested at April 4, 2015	497	$6.61

Based on the closing price of the Company’s common stock of $6.54 per share on April 2, 2015 (the last trading day prior to April 4, 2015), the intrinsic value of the non-vested restricted stock units at April 4, 2015 was approximately $3.2 million.  As of April 4, 2015, there was approximately $1.9 million of total unrecognized compensation cost related to restricted stock units.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of January 5, 2015) was 32,940.  As of April 4, 2015, there were 89,544 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  During the thirteen week period ended April 4, 2015 and the comparable prior year period, the Company did not repurchase any shares.

13.	New Accounting Standards

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

In April, 2015, The FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements.  Under the standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The standard will be effective for the annual period ending after December 15, 2015.  The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended January 3, 2015).

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended April 4, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$22,791	$14,655	$10,520	$ -	$47,966

Cost of services	17,164	10,097	7,402	-	34,663

Gross profit	5,627	4,558	3,118	-	13,303

Selling, general and administrative	4,273	3,703	2,656	-	10,632

Depreciation and amortization	235	50	31	-	316

Operating income	$1,119	$805	$431	$ -	$2,355

Total assets	$47,003	$15,495	$18,057	$4,912	$85,467
Capital expenditures	$398	$ -	$ -	$217	$615

Thirteen Week Period Ended March 29, 2014	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$24,724	$15,019	$8,826	$ -	$48,569

Cost of services	19,488	10,480	6,344	-	36,312

Gross profit	5,236	4,539	2,482	-	12,257

Selling, general and administrative	3,960	3,686	2,302	-	9,948

Depreciation and amortization	193	56	22	-	271

Operating income	$1,083	$797	$158	-	$2,038

Total assets	$46,547	$15,332	$14,562	$12,183	$88,624
Capital expenditures	$350	$ -	$83	$9	$442

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.  Segment Infomation (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirteen week periods ended April 4, 2015 and March 29, 2014 are as follows:

	Thirteen Week Periods Ended
	April 4, 2015	March 29, 2014
Revenues
U. S.	$36,695	$35,809
Canada	9,612	11,485
Puerto Rico	1,659	1,275
	$47,966	$48,569

Total assets by geographic area as of the reported periods are as follows:

	April 4, 2015	January 3, 2015
Total assets
U. S.	$55,603	$56,764
Canada	27,968	28,776
Puerto Rico	1,896	1,733
	$85,467	$87,273

15.	Income Taxes

The projected fiscal 2015 effective income tax rate as of April 4, 2015 is approximately 41.8% and 31.0% in the United States and Canada, respectively, and has yielded a consolidated effective income tax rate of approximately 37.5% for the thirteen week period ended April 4, 2015.  For the comparable prior year period estimated income tax rates were 41.7% and 34.4% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 39.1% for the thirteen week period ended March 29, 2014.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  As of April 4, 2015, the Company did not accrue for any such liabilities.  Included in the Company’s accounts payable and accrued expenses is a provision for losses from legal matters aggregating $0.1 million as of March 29, 2014.  Asserted claims in these matters sought approximately $1.4 million and $7.6 million in damages as of April 4, 2015 and January 3, 2015, respectively.

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

Despite a modest decrease in revenues, the Company experienced an increase in gross profit of 8.5% and an increase in operating income of 15.6%, as well as a modest increase in net income, during the thirteen week period ended April 4, 2015 as compared to the thirteen week period ended March 29, 2014.

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

Project Services
The Company recognizes revenues in accordance with current revenue recognition standards under ASC 605, Revenue Recognition, which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  Amounts invoiced in excess of revenues recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion). In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

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

Transit Accounts Receivable and Transit Accounts Payable
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the thirteen week period ended April 4, 2015, total gross billings, including both transit cost billings and the Company’s earned fees, was $18.1 million, for which the Company recognized $10.7 million of its net fee as revenue.  During the thirteen week period ended March 29, 2014, total gross billings, including both transit cost billings and the Company’s earned fees, was $14.6 million, for which the Company recognized $11.0 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $4.6 million and related transit accounts payable was $5.4 million, for a net liability of $0.8 million, as of April 4, 2015.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of April 4, 2015, the Company had domestic short term deferred tax assets of $0.8 million, total domestic long term net deferred income tax assets of $0.6 million and a foreign short-term deferred tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets primarily represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada and Puerto Rico. The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011 and 2012.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  With limited exceptions, the Company is no longer subject to audits by federal, state and local tax authorities in the United States for tax years prior to 2010.  The Company is no longer subject to audit in Canada prior to tax year 2009.  The Company is no longer subject to audit in Puerto Rico prior to tax year 2004.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 4, 2015 Compared to Thirteen Week Period Ended March 29, 2014

A summary of operating results for the thirteen week periods ended April 4, 2015 and March 29, 2014 is as follows (in thousands):

	April 4, 2015		March 29, 2014
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$47,966	100.0	$48,569	100.0
Cost of services	34,663	72.3	36,312	74.8
Gross profit	13,303	27.7	12,257	25.2

Selling, general and administrative	10,632	22.2	9,948	20.4
Depreciation and amortization	316	0.6	271	0.6
	10,948	22.8	10,219	21.0

Operating income	2,355	4.9	2,038	4.2
Other expense, net	(135)	0.3	(62)	(0.1)

Income before income taxes	2,220	4.6	1,976	4.1
Income tax expense	832	1.7	773	1.6

Net income	$1,388	2.9	$1,203	2.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended April 4, 2015 and March 29, 2014 consisted of thirteen weeks each.

Revenues.  Revenues decreased 1.2%, or $0.6 million, for the thirteen week period ended April 4, 2015 as compared to the thirteen week period ended March 29, 2014 (the “comparable prior year period”).  Revenues decreased $1.9 million in the Engineering segment and $0.4 million in the Information Technology segment and increased $1.7 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate. For the thirteen week period ended April 4, 2015, the Company generated total revenues from its Canadian clients of $12.6 million in Canadian dollars ($11.9 million generated by work performed in Canada and $0.7 million generated by work performed in the U.S.), which translated to $10.2 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 80.6%.  For the thirteen week period ended March 29, 2014, the Company generated total revenues from its Canadian clients of $14.6 million in Canadian dollars ($12.8 million generated by work performed in Canada and $1.8 million generated by work performed in the U.S.), which translated to $13.2 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 90.3%. Had the effective Canadian exchange rate for the thirteen week period ended April 4, 2015 of 80.6% been the same as the comparable prior period effective rate of 90.3%, reported revenues in U.S. dollars for the thirteen weeks ended April 4, 2015 would have been $1.2 million higher.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 4, 2015 Compared to Thirteen Week Period Ended March 29, 2014 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 4.5%, or $1.6 million, for the thirteen week period ended April 4, 2015 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues and a deliberate effort to reduce cost of services as a percentage of revenues across all three of the Company’s segments.  Cost of services as a percentage of revenues decreased to 72.3% for the thirteen week period ended April 4, 2015 from 74.8% for the comparable prior year period.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues and consequently, gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 6.9%, or $0.7 million, for the thirteen week period ended April 4, 2015 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support current and prospective revenues and new service offerings.  As a percentage of revenues, SGA expenses were 22.2% for the thirteen week period ended April 4, 2015 as compared to 20.4% for the comparable prior year period.  SGA expense as a percentage of revenues increased primarily due to the decrease in revenues. However, SGA expenses as a percentage of gross profit decreased to 79.9% for the thirteen week period ended April 4, 2015 as compared to 81.2% for the comparable prior year period.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  The Company’s interest expense, net of interest income for the thirteen week period ended April 4, 2015 increased by approximately $0.1 million as compared to the comparable prior year period, primarily due to the Company borrowing $20.0 million under its line of credit facility. The Company borrowed the $20.0 million in order to finance a special cash dividend of $25.3 million paid in the fourth quarter of fiscal 2014.

Income Tax Expense.  The Company recognized $0.8 million of income tax expense for the thirteen week period ended April 4, 2015 as compared to $0.8 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 37.5% as compared to 39.1% for the comparable prior year period. The projected fiscal 2015 effective income tax rate as of April 4, 2015 was approximately 41.8% and 31.0% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate decreased for the thirteen week period ended April 4, 2015 as compared to the comparable prior year period because the Company’s Canadian income before taxes increased as a percentage of total income before taxes.

Segment Discussion

Engineering

Engineering revenues of $22.8 million in the thirteen week period ended April 4, 2015 decreased $1.9 million, or 7.8%, as compared to the comparable prior year period. The decrease was primarily due to a decrease in revenues of $2.4 million in the Company’s Canadian Engineering group, resulting from a reduced level of project activity with the Company’s Canadian engineering clients and a significant decrease in the Canadian dollar exchange rate.  The effective Canadian dollar exchange rate for the thirteen weeks ended April 4, 2015 for Engineering segment revenues was 80.6% as compared to 90.2% for the comparable prior year period.  The change in the effective exchange rate resulted in a reduction of revenues converted from Canadian dollars to U.S. dollars of $1.2 million for the thirteen week period ended April 4, 2015.  The Engineering segment’s gross profit increased by $0.4 million or 7.5% for the thirteen weeks ended April 4, 2015 as compared to the comparable prior year period. The Engineering segment’s gross profit margin increased to 24.7% for the thirteen weeks ended April 4, 2015 as compared to 21.2% for the comparable prior year period.  The primary reason for the increase in both gross profit and gross profit margin was due to improved utilization in the Company’s Canadian Engineering Group as that unit increased gross profit by $0.4 million.  The Engineering segment operating income was $1.1 million for both the thirteen week period ended April 4, 2015 and the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 4, 2015 Compared to Thirteen Week Period Ended March 29, 2014 (Continued)

Segment Discussion (Continued)

Information Technology

Information Technology revenues of $14.7 million in the thirteen week period ended April 4, 2015 decreased $0.4 million, or 2.4%, as compared to the comparable prior year period.  The decrease was primarily due to a decrease in revenues of $2.1 million from the Life Sciences Practice’s two largest fiscal 2014 clients that had multiple projects either conclude or decelerate. The Information Technology segment’s gross profit for the thirteen week period ended April 4, 2015 increased marginally as compared to the comparable prior year period due to an increase in gross profit margin to 31.1% for the thirteen week period ended April 4, 2015 as compared to 30.2% for comparable prior year period. The increase in gross profit margin was due to an overall focus by the Information Technology segment on providing higher value higher margin services to its clients, improved utilization as well as natural quarter-to-quarter fluctuations. The Information Technology segment operating income was $0.8 million for both the thirteen week period ended April 4, 2015 and comparable prior year period.

Specialty Health Care

Specialty Health Care revenues of $10.5 million in the thirteen week period ended April 4, 2015 increased $1.7 million, or 19.2%, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $0.6 million from travel nursing staffing, $0.5 million from the Honolulu office and $0.2 million in permanent placement revenues. The Specialty Health Care segment’s gross profit for the thirteen week period ended April 4, 2015 increased by $0.6 million, or 25.6%, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues and an increase in gross profit margin to 29.6% for the thirteen week period ended April 4, 2015 as compared to 28.1% for the comparable prior year period. The increase in gross profit margin was primarily driven by an increased focus on delivering higher margin staffing services and increases to its permanent placement revenues. Specialty Healthcare experienced operating income of $0.4 million for the thirteen week period ended April 4, 2015 as compared to $0.2 milling for comparable prior year period. The primary reasons for the increase in operating income were the increase in gross profit and the decrease of SGA as a percentage of revenues. SGA expense increased to $2.7 million in the thirteen week period ended April 4, 2015 as compared to $2.3 million in the comparable prior year period while the SGA expense as a percentage of revenue decreased to 25.2% as compared to 26.1% in the comparable prior year period. SGA expense increased primarily due to increased investment in the Specialty Healthcare’s newer service lines (travel nursing staffing and health information management), and also a higher allocation of corporate infrastructure costs. SGA expenses as a percentage of revenues decreased due to the higher revenues and the spreading of fixed costs over a higher revenue base.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	April 4, 2015	March 29, 2014
Cash provided by (used in):
Operating activities	($4,909)	($2,807)
Investing activities	($617)	($484)
Financing activities	$108	($94)

Operating Activities
Operating activities used $4.9 million of cash for the thirteen week period ended April 4, 2015 as compared to $2.8 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirteen week period ended April 4, 2015 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirteen week period ended April 4, 2015 was $1.4 million as compared to $1.2 million for the comparable prior year period.  An increase in accounts receivables in the thirteen week period ended April 4, 2015 used $5.0 million of cash as compared to $4.2 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the thirteen week period ended April 4, 2015 to normal fluctuations in collection cycles and sequential revenue growth from the Company’s Specialty Healthcare segment. The Company anticipates that those balances will decrease from the April 4, 2015 balances during the remaining three quarters in the Company’s fiscal 2015.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $0.8 million as of April 4, 2015 and $2.8 million as of January 3, 2015, so the cash impact during the thirteen week period ended April 4, 2015 used $2.1 million in cash.  The net of transit accounts payable and transit accounts receivable was negligible at both March 29, 2014 and December 28, 2013 so the cash impact during the thirteen week period ended March 29, 2014 was also negligible. Prepaid expenses and other current assets used a negligible amount of cash for the thirteen week period ended April 4, 2015 as compared to using $1.2 million in the comparable prior year period.

An increase in accounts payable and accrued expenses provided $1.5 million for the thirteen week period ended April 4, 2015 as compared to providing a negligible amount of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business. The decrease in accrued payroll and related costs for the thirteen week period ended April 4, 2015 used $1.6 million in cash as compared to providing $1.1 million for the comparable prior year period.  The primary reasons for the decrease in accrued payroll and related costs during the thirteen week period ended April 4, 2015 were the payment of fiscal 2014 bonuses subsequent to year end and the timing of biweekly payrolls.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $0.6 million for the thirteen week period ended April 4, 2015 as compared to $0.5 million in the comparable prior year period.  The Company continued to invest in its internal information technology infrastructure during the thirteen week period ended April 4, 2015, including $0.2 in a new project management software platform, initially for its Canadian Engineering division.  The initial implementation is anticipated to be substantially complete and operational by the end of the Company’s second quarter and the total cost for the first phase is expected to be as much as $1.0 million, inclusive of amounts already spent.  The Company anticipates that it will extend this new project management software platform to its United States Engineering divisions and possibly its Information Technology segment, starting as early as the Company’s second quarter and costing as much as an additional $0.5 million.  The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as the second half of fiscal 2015 but more likely some time in fiscal 2016.  The Company estimates this upgrade or replacement of SAP will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

Financing Activities
Financing activities provided $0.1 million of cash for the thirteen week period ended April 4, 2015 as compared to using $0.1 million for the comparable prior year period.  The Company generated $0.2 million in both the current and comparable prior year periods from sales of shares from its equity plans. The Company paid contingent payments of $0.1 million and $0.3 million to the former principles of BGA during the current year and comparable prior year periods, respectively.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 12, 2014 when the maturity date was extended to December 11, 2019.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirteen week period ended April 4, 2015 was 2.5%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2014 which was expressly permitted under its amended Revolving Credit Facility.  As of April 4, 2015, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

At both April 4, 2015 and January 3, 2015, borrowings under the line of credit were $20.0 and there were letters of credit outstanding for $0.8 million.  At April 4, 2015, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

As of April 4, 2015, $0.2 million of the $0.5 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, with a negligible amount of this portion held in U.S. dollars and the balance held in Canadian dollars.

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

The Company has a subcontract agreement with Black & McDonald Limited (“B&M”) to provide engineering and procurement services under B&M’s master services agreement with Ontario Power Generation (“OPG”).  The Company understands that in October 2014, OPG provided to B&M notice of default and termination of a large purchase order from OPG to B&M with respect to which B&M had engaged several subcontractors, including the Company. B&M notified the Company that it is disputing OPG’s default claim on this purchase order. As of April 4, 2015 the Company had outstanding accounts receivable to B&M of $4.5 million under the disputed purchase order and, including such amount, a total of $10.9 million of outstanding accounts receivable to B&M.  OPG has indicated to the Company that it will not make any further payments to B&M on the project in dispute.  The Company has received notice from B&M that while B&M disputes OPG’s assertion it is in default, B&M believes that in the event that it is in default under its agreement with OPG, then the Company may also be in default under its agreement with B&M.  The Company does not agree with this assertion.

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

The Company purchased and began implementing a new project management software platform in early 2015, initially for its Canadian Engineering division.  The initial implementation is anticipated to be substantially complete and operational by the end of the Company’s second quarter and the total cost for the first phase is expected to be as much as $1.0 million.  The Company anticipates that it will extend this new project management software platform to its United States Engineering divisions and possibly its Information Technology segment starting as early as the Company’s second quarter and costing as much as an additional $0.5 million.  The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as the second half of fiscal 2015 but more likely some time in fiscal 2016.  The Company estimates this upgrade or replacement of SAP will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2015 (After April 4, 2015)	$2,463
2016	2,475
2017	2,048
2018	1,579
2019	670
Thereafter	265
Total	$9,500

Future Contingent Payments
As of April 4, 2015, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the acquired entities: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); and 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”). The Company cannot estimate future contingent payments with any certainty.  However, the Company estimates future contingent payments at April 4, 2015 as follows:

Period Ending	BGA	PCI	Total
January 2, 2016	$127	$262	$389
December 31, 2016	271	197	468
December 30, 2017	-	307	307
Estimated future contingent consideration payments	$398	$766	$1,164

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA and PCI are capped at cumulative maximums of $2.6 million and $2.0 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of April 4, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of April 4, 2015, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirteen week period ended April 4, 2015, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest rate for the period would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1
RCM Technologies, Inc. Change in Control Plan for Selected Executive Management (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015, and incorporated herein by reference).

31.1*	Certification of President and Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**
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

32.2**
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

__________

*      Filed herewith
**      Furnished herewith

RCM TECHNOLOGIES, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCM Technologies, Inc.
Date: May 14, 2015	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 14, 2015	By: /s/ Kevin D. Miller
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

Date: May 14, 2015	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

Date: May 14, 2015	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended April 4, 2015 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  May 14, 2015

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended April 4, 2015 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  May 14, 2015