Form 10-Q
period 2015-07-04
RCM TECHNOLOGIES INC
filed 2015-08-13
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

Common Stock, $0.05 par value, 12,751,768 shares outstanding as of August 13, 2015.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 4, 2015 and January 3, 2015
(In thousands, except share and per share amounts)

	July 4,	January 3,
	2015	2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,646	$6,411
Accounts receivable, net	60,854	59,187
Transit accounts receivable	4,160	3,797
Prepaid expenses and other current assets	2,507	2,368
Deferred income tax assets, domestic	802	816
Total current assets	70,969	72,579

Property and equipment, net	3,682	3,297

Other assets:
Deposits	212	231
Goodwill	10,223	10,223
Intangible assets, net	155	194
Deferred income tax assets, domestic	513	749
Total other assets	11,103	11,397

Total assets	$85,754	$87,273

Current liabilities:
Accounts payable and accrued expenses	$6,585	$7,693
Transit accounts payable	5,331	6,658
Accrued payroll and related costs	7,776	7,783
Income taxes payable	373	860
Deferred income tax liability, foreign	151	160
Contingent consideration	389	479
Total current liabilities	20,605	23,633

Contingent consideration	775	775
Borrowings under line of credit	20,000	20,000
Total liabilities	41,380	44,408

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,188,440 shares issued and 12,711,660 shares outstanding at July 4, 2015 and 14,148,667 shares issued and 12,671,887 shares outstanding at January 3, 2015	709	707
Additional paid-in capital	113,336	112,529
Accumulated other comprehensive (loss) income	(1,286)	91
Accumulated deficit	(60,856)	(62,933)
Treasury stock (1,476,780 shares at July 4, 2015 and January 3, 2015, at cost)	(7,529)	(7,529)
Stockholders’ equity	44,374	42,865

Total liabilities and stockholders’ equity	$85,754	$87,273

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen and Twenty-Six Week Periods Ended July 4, 2015 and June 28, 2014 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Revenues	$45,286	$49,509	$93,252	$98,078
Cost of services	33,196	36,554	67,859	72,866
Gross profit	12,090	12,955	25,393	25,212

Operating costs and expenses
Selling, general and administrative	10,546	9,653	21,178	19,601
Depreciation and amortization	334	277	650	548
	10,880	9,930	21,828	20,149

Operating income	1,210	3,025	3,565	5,063

Other (expense) income
Interest expense and other, net	(129)	(12)	(253)	(26)
Gain on foreign currency transactions	11	49	-	1
	(118)	37	(253)	(25)

Income before income taxes	1,092	3,062	3,312	5,038
Income tax expense	403	1,045	1,235	1,818

Net income	$689	$2,017	$2,077	$3,220

Basic net earnings per share	$0.05	$0.16	$0.16	$0.26

Diluted net earnings per share	$0.05	$0.15	$0.16	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Week Periods Ended July 4, 2015 and June 28, 2014 (Unaudited) (In thousands)

	July 4, 2015	June 28, 2014

Net income	$2,077	$3,220
Foreign currency translation adjustment	(1,377)	(294)
Comprehensive income	$700	$2,926

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME Twenty-Six Week Periods Ended July 4, 2015 and June 28, 2014 (Unaudited) (In thousands)

	July 4, 2015	June 28, 2014

Beginning balance	$91	$815

Other comprehensive income before reclassifications	(1,377)	(294)

Amounts reclassified from accumulated other comprehensive income(a)	-	166

Net current-period comprehensive income	(1,377)	(128)

Ending balance	($1,286)	$687

(a)
This amount represents residual foreign currency translation balances in our Cataract, Inc. and RCM Technologies Ireland Holding LTD subsidiaries after these subsidiaries had been effectively liquidated.

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Twenty-Six Week Period Ended July 4, 2015 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 3, 2015	14,148,667	$707	$112,529	$91	($62,933)	1,476,780	($7,529)	$42,865

Issuance of stock under employee stock purchase plan	32,940	2	177	-	-	-	-	179
Translation adjustment	-	-	-	(1,377)	-	-	-	(1,377)
Issuance of stock upon exercise of stock options	3,500	-	19	-	-	-	-	19
Share-based compensation expense	-	-	611	-	-	-	-	611
Issuance of stock upon vesting of restricted stock awards	3,333	-	-	-	-	-	-	-
Net income	-	-	-	-	2,077	-	-	2,077

Balance, July 4, 2015	14,188,440	$709	$113,336	($1,286)	($60,856)	1,476,780	($7,529)	$44,374

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended July 4, 2015 and June 28, 2014 (Unaudited) (In thousands)

	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$2,077	$3,220

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	650	548
Stock-based compensation expense	611	368
Provision for allowance for doubtful accounts	621	456
Deferred income tax expense	250	865
Changes in assets and liabilities:
Accounts receivable	(3,445)	(4,036)
Prepaid expenses and other current assets	(175)	(1,876)
Net of transit accounts receivable and payable	(1,785)	2,535
Accounts payable and accrued expenses	(923)	1,830
Accrued payroll and related costs	73	49
Income taxes payable	(429)	(52)
Total adjustments	(4,552)	687
Net cash (used in) provided by operating activities	(2,475)	3,907

Cash flows from investing activities:
Property and equipment acquired	(994)	(1,349)
Decrease (increase) in deposits	18	(58)
Net cash used in investing activities	(976)	(1,407)

Cash flows from financing activities:
Issuance of stock for employee stock purchase plan	179	155
Exercise of stock options	19	248
Contingent consideration paid	(90)	(313)
Net cash provided by financing activities	108	90
Effect of exchange rate changes on cash and cash equivalents	(422)	(296)
(Decrease) increase in cash and cash equivalents	(3,765)	2,294
Cash and cash equivalents at beginning of period	6,411	9,317

Cash and cash equivalents at end of period	$2,646	$11,611

Supplemental cash flow information:
Cash paid for:
Interest	$222	$35
Income taxes	$729	$1,155

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

Results for the thirteen and twenty-six week period ended July 4, 2015 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 3, 2015 was a 53-week reporting year.  The second fiscal quarters of 2015 and 2014 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
July 4, 2015	Thirteen	Twenty-Six
June 28, 2014	Thirteen	Twenty-Six

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	July 4, 2015	January 3, 2015
Billed	$48,083	$47,318
Accrued and unbilled	5,363	4,853
Work-in-progress	8,644	8,027
Allowance for doubtful accounts	(1,236)	(1,011)

Accounts receivable, net	$60,854	$59,187

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $4.2 million and related transit accounts payable was $5.3 million, for a net liability of $1.1 million, as of July 4, 2015.  The transit accounts receivable was $3.8 million and related transit accounts payable was $6.7 million, for a net liability of $2.9 million, as of January 3, 2015.

The Company has a subcontract agreement with Black & McDonald Limited (“B&M”) to provide engineering and procurement services under B&M’s master services agreement with Ontario Power Generation (“OPG”).  The Company understands that in October 2014, OPG provided to B&M notice of default and termination of a large purchase order from OPG to B&M with respect to which B&M had engaged several subcontractors, including the Company. B&M notified the Company that it is disputing OPG’s default claim on this purchase order. Subsequently, OPG has disputed the services provided on several other smaller purchase orders. As of July 4, 2015 the Company had outstanding accounts receivable to B&M under disputed purchase orders by OPG of $6.2 million and, including such disputed amounts, a total of $10.0 million of outstanding accounts receivable from B&M.  OPG has indicated to the Company that it will not make any further payments to B&M on the projects in dispute.  The Company has received notice from B&M that while B&M disputes OPG’s assertion it is in default on any contested purchase order, B&M believes that in the event that it is in default under its agreement with OPG, then the Company may also be in default under its agreement with B&M.  The Company does not agree with this assertion.

The Company does not believe that any of its account receivables from B&M have been materially impaired and believes that its accounts receivable from B&M remain collectible, subject to existing reserves.  However, it is possible that a protracted dispute between OPG and B&M may impact the Company’s ability to collect its outstanding accounts receivable in a timely manner.

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

Property and equipment are comprised of the following:

	July 4, 2015	January 3, 2015
Equipment and furniture	$2,250	$2,585
Computers and systems	4,548	6,553
Leasehold improvements	674	781
	7,472	9,919

Less: accumulated depreciation and amortization	3,790	6,622

Property and equipment, net	$3,682	$3,297

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $3,441 and $916 for the twenty-six week periods ended July 4, 2015 and June 28, 2014, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of July 4, 2015, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); and 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”). The Company estimates future contingent payments at July 4, 2015 as follows:

Fiscal Year	BGA	PCI	Total
2015	$127	$262	$389
2016	271	197	468
2017	-	307	307
Estimated future contingent consideration payments	$398	$766	$1,164

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA and PCI are capped at cumulative maximums of $2.6 million and $2.0 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of July 4, 2015.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Actual future contingent payments may materially differ from the estimates above.  Future contingent payments to be made to BGA and PCI are capped at cumulative maximums of $2.6 million and $2.0 million, respectively. The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of July 4, 2015.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $0.1 million and $0.3 million in contingent consideration during the twenty-six week periods ended July 4, 2015 and June 28, 2014, respectively.  There were no other changes to the fair value of the contingent consideration during the twenty-six week period ended July 4, 2015.

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

There were no changes in the carrying amount of goodwill for the twenty-six week period ended July 4, 2015 and the balances are as follows:

	Engineering	Information Technology	Specialty Health Care	Total

Balance as of July 4, 2015	$3,004	$5,516	$1,703	$10,223

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

The following table reflects the components of net intangible assets, excluding goodwill:

	Engineering	Information Technology	Total
Balance as of January 3, 2015	$189	$5	$194

Amortization of intangibles during the twenty-six week period ended July 4, 2015	34	5	39

Balance as of July 4, 2015	$155	$-	$155

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 12, 2014 when the maturity date was extended to December 11, 2019.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the twenty-six week period ended July 4, 2015 was 2.5%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2014 which was expressly permitted under its amended Revolving Credit Facility.  As of July 4, 2015, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

At both July 4, 2015 and January 3, 2015, borrowings under the line of credit were $20.0 and there were letters of credit outstanding for $0.8 million.  At July 4, 2015, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the twenty-six week periods ended July 4, 2015 and June 28, 2014 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Basic weighted average shares outstanding	12,711,660	12,488,420	12,710,404	12,471,712
Dilutive effect of outstanding stock options and restricted stock awards	233,493	189,552	222,306	186,686
Weighted average dilutive shares outstanding	12,945,153	12,677,972	12,932,710	12,658,398

There were 40,000 and 45,000 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the twenty-six week periods ended July 4, 2015 and June 28, 2014, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the periods were higher than the average market price of the Company’s common stock for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	July 4, 2015	January 3, 2015

Exercise of options outstanding	49,500	53,000
Restricted stock awards outstanding	496,667	500,000
Future grants of options or shares	425,000	425,000
Shares reserved for employee stock purchase plan	89,544	122,484

Total	1,060,711	1,100,484

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation

At July 4, 2015, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $611 and $368 was recognized for the twenty-six week periods ended July 4, 2015 and June 28, 2014, respectively.

As of July 4, 2015, the Company had approximately $1.5 million of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of July 4, 2015, options to purchase 25,000 shares of common stock granted under the 2000 Plan were outstanding.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of July 4, 2015, under the 2007 Plan, no shares of common stock were available for future grants and options to purchase 24,500 shares of common stock, as well as 296,667 restricted stock units, were outstanding.

The 2000 and 2007 Plans are expired and therefore no shares are available for grant thereunder.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s stockholders in December 2014, provides for the issuance of up to 625,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of July 4, 2015, under the 2014 Plan, 200,000 restricted stock units were outstanding and 425,000 shares were available for awards thereunder.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Stock Options

There were no options granted during the twenty-six week period ended July 4, 2015 and 15,000 options granted during the twenty-six week period ended June 28, 2014.  Activity regarding outstanding options for the twenty-six week period ended July 4, 2015 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 3, 2015	53,000	$7.65
Options granted	0
Options exercised	(3,500)	$4.30
Options forfeited/cancelled	0

Options outstanding as of July 4, 2015	49,500	$7.88

Options outstanding price range at July 4, 2015	$5.27 - $9.81	$7.88

Options exercisable as of July 4, 2015	27,000	$9.47

Intrinsic value per share of outstanding stock options as of July 4, 2015	$1

Intrinsic value per share of stock options exercised for the thirteen week period ended July 4, 2015	$8

As of July 4, 2015 the Company did not have any unrecognized compensation cost related to non-vested stock option awards.

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

To date, the Company has only issued restricted stock units under the 2007 and 2014 Plans.  The following summarizes activity in the restricted stock units under the 2007 and 2014 Plans during 2015:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 3, 2015	500	$6.61
Granted	-	-
Vested	3	$6.61
Forfeited or expired	-	-
Outstanding non-vested at July 4, 2015	497	$6.61

Based on the closing price of the Company’s common stock of $5.69 per share on July 2, 2015 (the last trading day prior to July 4, 2015), the intrinsic value of the non-vested restricted stock units at July 4, 2015 was approximately $2.8 million.  As of July 4, 2015, there was approximately $1.5 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over three years.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of January 5, 2015) was 32,940.  As of July 4, 2015, there were 89,544 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  During the twenty-six week period ended July 4, 2015 and the comparable prior year period, the Company did not repurchase any shares.

13.	New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services.  On July 9, 2015, the FASB voted to delay the effective date of this standard by one year. This deferral resulted in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  However, early adoption is permitted so that ASU 2014-09 would become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company intends to adopt the standard early so that it will be effective for the Company beginning in the first quarter of fiscal 2017.  The new standard permits the use of either the retrospective or cumulative effect transition method on adoption.    The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

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

In April 2015, the FASB issued ASU No. 2015-05(ASU 2015-05), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for public entities for annual and interim periods therein beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The Company is currently evaluating the impact the adoption of ASU 2015-05 will have on its consolidated financial statements.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended July 4, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$19,827	$14,859	$10,600	$ -	$45,286

Cost of services	15,490	10,336	7,370	-	33,196

Gross profit	4,337	4,523	3,230	-	12,090

Selling, general and administrative	4,039	3,827	2,680	-	10,546

Depreciation and amortization	256	45	33	-	334

Operating income	$42	$651	$517	$ -	$1,210

Total assets as of July 4, 2015	$45,541	$15,892	$17,487	$6,834	$85,754
Capital expenditures	$375	$ -	$ -	$4	$379

Thirteen Week Period Ended June 28, 2014	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$26,056	$14,651	$8,802	$ -	$49,509

Cost of services	19,967	10,312	6,275	-	36,554

Gross profit	6,089	4,339	2,527	-	12,955

Selling, general and administrative	3,884	3,522	2,247	-	9,653

Depreciation and amortization	202	48	27	-	277

Operating income	$2,003	$769	$253	$ -	$3,025

Total assets as of June 28, 2014	$44,497	$14,534	$16,880	$18,739	$94,650
Capital expenditures	$183	$ -	$ -	$724	$907

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Twenty-Six Week Period Ended July 4, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$42,618	$29,513	$21,121	$ -	$93,252

Cost of services	32,659	20,430	14,770	-	67,859

Gross profit	9,959	9,083	6,351	-	25,393

Selling, general and administrative	8,317	7,526	5,335	-	21,178

Depreciation and amortization	491	95	64	-	650

Operating income	$1,151	$1,462	$952	$ -	$3,565

Total assets as of July 4, 2015	$45,541	$15,892	$17,487	$6,834	$85,754
Capital expenditures	$773	$ -	$ -	$221	$994

Twenty-Six Week Period Ended June 28, 2014	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$50,780	$29,670	$17,628	$ -	$98,078

Cost of services	39,455	20,792	12,619	-	72,866

Gross profit	11,325	8,878	5,009	-	25,212

Selling, general and administrative	7,843	7,208	4,550	-	19,601

Depreciation and amortization	394	105	49	-	548

Operating income	$3,088	$1,565	$410	$ -	$5,063

Total assets as of June 28, 2014	$44,497	$14,534	$16,880	$18,739	$94,650
Capital expenditures	$533	$ -	$83	$733	$1,349

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the twenty-six week periods ended July 4, 2015 and June 28, 2014 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues
U. S.	$36,672	$34,943	$73,367	$70,752
Canada	6,757	13,097	16,369	24,582
Puerto Rico	1,857	1,469	3,516	2,744
	$45,286	$49,509	$93,252	$98,078

Total assets by geographic area as of the reported periods are as follows:

	July 4, 2015	January 3, 2015
Total assets
U. S.	$58,122	$56,764
Canada	25,689	28,776
Puerto Rico	1,943	1,733
	$85,754	$87,273

15.	Income Taxes

The projected fiscal 2015 effective income tax rate as of July 4, 2015 is approximately 41.5% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 37.3% for the twenty-six week period ended July 4, 2015.  For the comparable prior year period estimated income tax rates were 41.7% and 28.4% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 36.1% for the twenty-six week period ended June 28, 2014.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $2.2 million and $7.6 million in damages as of July 4, 2015 and January 3, 2015, respectively.  As of July 4, 2015, the Company did not accrue for any such liabilities.

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

Transit Accounts Receivable and Transit Accounts Payable
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the twenty-six week period ended July 4, 2015, total gross billings, including both transit cost billings and the Company’s earned fees, was $32.4 million, for which the Company recognized $19.0 million of its net fee as revenue.  During the twenty-six week period ended June 28, 2014, total gross billings, including both transit cost billings and the Company’s earned fees, was $36.1 million, for which the Company recognized $22.4 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $4.2 million and related transit accounts payable was $5.3 million, for a net liability of $1.1 million, as of July 4, 2015.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of July 4, 2015, the Company had domestic short term deferred tax assets of $0.8 million, total domestic long term net deferred income tax assets of $0.5 million and a foreign short-term deferred tax liability of $0.2 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets primarily represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 4, 2015 Compared to Thirteen Week Period Ended June 28, 2014

A summary of operating results for the thirteen week periods ended July 4, 2015 and June 28, 2014 is as follows (in thousands):

	July 4, 2015		June 28, 2014
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$45,286	100.0	$49,509	100.0
Cost of services	33,196	73.3	36,554	73.8
Gross profit	12,090	26.7	12,955	26.2

Selling, general and administrative	10,546	23.3	9,653	19.5
Depreciation and amortization	334	0.7	277	0.6
	10,880	24.0	9,930	20.1

Operating income	1,210	2.7	3,025	6.1
Other expense, net	(118)	(0.3)	37	0.1

Income before income taxes	1,092	2.4	3,062	6.2
Income tax expense	403	0.9	1,045	2.1

Net income	$689	1.5	$2,017	4.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended July 4, 2015 and June 28, 2014 consisted of thirteen weeks each.

Revenues.  Revenues decreased 8.5%, or $4.2 million, for the thirteen week period ended July 4, 2015 as compared to the thirteen week period ended June 28, 2014 (the “comparable prior year period”).  Revenues decreased $6.2 million in the Engineering segment and increased $0.2 million in the Information Technology segment and $1.8 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate. For the thirteen week period ended July 4, 2015, the Company generated total revenues from its Canadian clients of $8.5 million in Canadian dollars ($8.3 million generated by work performed in Canada and $0.2 million generated by work performed in the U.S.), which translated to $6.9 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 81.3%.  For the thirteen week period ended June 28, 2014, the Company generated total revenues from its Canadian clients of $16.3 million in Canadian dollars ($14.3 million generated by work performed in Canada and $2.0 million generated by work performed in the U.S.), which translated to $14.9 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 91.3%. Had the effective Canadian exchange rate for the thirteen week period ended July 4, 2015 of 81.3% been the same as the comparable prior period effective rate of 91.3%, reported revenues in U.S. dollars for the thirteen weeks ended July 4, 2015 would have been $0.9 million higher.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 4, 2015 Compared to Thirteen Week Period Ended June 28, 2014 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 9.2%, or $3.4 million, for the thirteen week period ended July 4, 2015 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues and a deliberate effort to reduce cost of services as a percentage of revenues.  Cost of services as a percentage of revenues decreased to 73.3% for the thirteen week period ended July 4, 2015 from 73.8% for the comparable prior year period.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues and consequently, gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 9.3%, or $0.9 million, for the thirteen week period ended July 4, 2015 as compared to the comparable prior year period.   As a percentage of revenues, SGA expenses were 23.3% for the thirteen week period ended July 4, 2015 as compared to 19.5% for the comparable prior year period.  SGA expense as a percentage of revenues increased primarily due to the increase in SGA expense and decrease in revenues. The major components of the increase in SGA expense are as follows: $0.3 million for increases to selling and recruiting compensation and related costs, $0.2 million for increases to medical insurance and claims, $0.2 million for internal information technology infrastructure, $0.1 million for compensation and related costs for existing, new and reclassified (from cost of services) personnel and $0.1 million for equity compensation.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  The Company’s interest expense, net of interest income for the thirteen week period ended July 4, 2015 increased by approximately $0.1 million as compared to the comparable prior year period, primarily due to the Company borrowing $20.0 million under its line of credit facility. The Company borrowed the $20.0 million in order to finance a special cash dividend of $25.3 million paid in the fourth quarter of fiscal 2014.

Income Tax Expense.  The Company recognized $0.4 million of income tax expense for the thirteen week period ended July 4, 2015 as compared to $1.0 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 36.9% as compared to 34.1% for the comparable prior year period. The projected fiscal 2015 effective income tax rate as of July 4, 2015 was approximately 41.5% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate increased for the thirteen week period ended July 4, 2015 as compared to the comparable prior year period because the Company’s Canadian income before taxes decreased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 4, 2015 Compared to Thirteen Week Period Ended June 28, 2014 (Continued)

Segment Discussion

Engineering

Engineering revenues of $19.8 million in the thirteen week period ended July 4, 2015 decreased $6.2 million, or 23.9%, as compared to the comparable prior year period. The decrease was primarily due to a decrease in revenues of $8.0 million from the Company’s Canadian clients, resulting from a reduced level of project activity with the Company’s Canadian engineering clients and a significant decrease in the Canadian dollar exchange rate.  The effective Canadian dollar exchange rate for the thirteen weeks ended July 4, 2015 for Engineering segment revenues was 81.3% as compared to 91.3% for the comparable prior year period.  The change in the effective exchange rate resulted in a reduction of revenues converted from Canadian dollars to U.S. dollars of $0.8 million for the thirteen week period ended July 4, 2015.  The Engineering segment operating income was marginally positive for the thirteen week period ended July 4, 2015 as compared to $2.0 million for the comparable prior year period. The decrease of $2.0 million in operating income was due to a decrease in gross profit of $1.8 million and an increase in SGA of $0.2 million. The Engineering segment’s gross profit decreased due to the decrease in revenues.  The primary reason for the increase in SGA expense is related to increases in compensation and related costs for existing, new and reclassified (from cost of services) personnel, offset by a lower allocation of corporate-generated SGA expense.

Information Technology

Information Technology revenues of $14.9 million in the thirteen week period ended July 4, 2015 increased $0.2 million, or 1.4%, as compared to the comparable prior year period.  The increase was achieved despite a decrease in revenues of $2.5 million from the Life Sciences Practice’s two largest fiscal 2014 clients that had multiple projects either conclude or decelerate in 2015. The Information Technology segment’s gross profit for the thirteen week period ended July 4, 2015 increased $0.2 million as compared to the comparable prior year period due primarily to an increase in gross profit margin to 30.4% for the thirteen week period ended July 4, 2015 as compared to 29.6% for the comparable prior year period. The increase in gross profit margin was due to an overall focus by the Information Technology segment on providing higher value, higher margin services to its clients, improved utilization as well as natural quarter-to-quarter fluctuations. The Information Technology segment operating income was $0.7 million for the thirteen week period ended July 4, 2015 as compared to $0.8 million for the comparable prior year period. The decrease of $0.1 million was due to an increase in SGA expense of $0.3 million. The increase in SGA expense was primarily due to increases in compensation and related costs and a higher allocation of corporate-generated SGA expense.

Specialty Health Care

Specialty Health Care revenues of $10.6 million in the thirteen week period ended July 4, 2015 increased $1.8 million, or 20.4%, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $0.7 million from the travel nursing staffing group, $0.5 million from the Honolulu office, $0.3 million from the New York City office, $0.2 million from the health information management staffing group and $0.1 million in permanent placement revenues. The Specialty Health Care segment’s gross profit for the thirteen week period ended July 4, 2015 increased by $0.7 million, or 27.8%, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues and an increase in gross profit margin to 30.5% for the thirteen week period ended July 4, 2015 as compared to 28.7% for the comparable prior year period. The increase in gross profit margin was primarily driven by an increased focus on delivering higher margin staffing services and increases to its permanent placement revenues. Specialty Healthcare experienced operating income of $0.5 million for the thirteen week period ended July 4, 2015 as compared to $0.3 million for comparable prior year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense.  SGA expense increased by $0.4 million to $2.7 million in the thirteen week period ended July 4, 2015 as compared to $2.3 million in the comparable prior year period. SGA expense increased primarily due to increased investment in the Specialty Healthcare’s newer service lines (travel nursing staffing and health information management), and also a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 4, 2015 Compared to Twenty-Six Week Period Ended June 28, 2014

A summary of operating results for the twenty-six week periods ended July 4, 2015 and June 28, 2014 is as follows (in thousands):

	July 4, 2015		June 28, 2014
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$93,252	100.0	$98,078	100.0
Cost of services	67,859	72.8	72,866	74.3
Gross profit	25,393	27.2	25,212	25.7

Selling, general and administrative	21,178	22.7	19,601	20.0
Depreciation and amortization	650	0.7	548	0.5
	21,828	23.4	20,149	20.5

Operating income	3,565	3.8	5,063	5.2
Other expense, net	(253)	0.3	(25)	0.0

Income before income taxes	3,312	3.5	5,038	5.2
Income tax expense	1,235	1.3	1,818	1.9

Net income	$2,077	2.2	$3,220	3.3

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended July 4, 2015 and June 28, 2014 consisted of twenty-six weeks each.

Revenues.  Revenues decreased 4.9%, or $4.8 million, for the twenty-six week period ended July 4, 2015 as compared to the twenty-six week period ended June 28, 2014 (the “comparable prior year period”).  Revenues decreased $8.2 million in the Engineering segment and $0.2 million in the Information Technology segment and increased $3.5 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate. For the twenty-six week period ended July 4, 2015, the Company generated total revenues from its Canadian clients of $21.2 million in Canadian dollars ($20.2 million generated by work performed in Canada and $1.0 million generated by work performed in the U.S.), which translated to $17.1 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 80.9%.  For the twenty-six week period ended June 28, 2014, the Company generated total revenues from its Canadian clients of $30.9 million in Canadian dollars ($27.1 million generated by work performed in Canada and $3.8 million generated by work performed in the U.S.), which translated to $28.1 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 90.8%. Had the effective Canadian exchange rate for the twenty-six week period ended July 4, 2015 of 80.9% been the same as the comparable prior period effective rate of 90.8%, reported revenues in U.S. dollars for the twenty-six weeks ended July 4, 2015 would have been $2.1 million higher.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 4, 2015 Compared to Twenty-Six Week Period Ended June 28, 2014 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 6.9%, or $5.0 million, for the twenty-six week period ended July 4, 2015 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues and a deliberate effort to reduce cost of services as a percentage of revenues.  Cost of services as a percentage of revenues decreased to 72.8% for the twenty-six week period ended July 4, 2015 from 74.3% for the comparable prior year period.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues and consequently, gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 8.0%, or $1.6 million, for the twenty-six week period ended July 4, 2015 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support current and prospective revenues and new service offerings.  As a percentage of revenues, SGA expenses were 22.7% for the twenty-six week period ended July 4, 2015 as compared to 20.0% for the comparable prior year period.  SGA expense as a percentage of revenues increased primarily due to the decrease in revenues. The major components of the increase in SGA expense are as follows: $0.5 million for increases to selling and recruiting compensation and related costs, $0.3 million for increases to medical insurance and claims, $0.3 million for compensation and related costs for existing, new and reclassified (from cost of services) personnel and $0.2 million for internal information technology infrastructure and $0.2 million for equity compensation.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  The Company’s interest expense, net of interest income for the twenty-six week period ended July 4, 2015 increased by approximately $0.2 million as compared to the comparable prior year period, primarily due to the Company borrowing $20.0 million under its line of credit facility. The Company borrowed the $20.0 million in order to finance a special cash dividend of $25.3 million paid in the fourth quarter of fiscal 2014.

Income Tax Expense.  The Company recognized $1.2 million of income tax expense for the twenty-six week period ended July 4, 2015 as compared to $1.8 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 37.3% as compared to 36.1% for the comparable prior year period. The projected fiscal 2015 effective income tax rate as of July 4, 2015 was approximately 41.5% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate increased for the twenty-six week period ended July 4, 2015 as compared to the comparable prior year period because the Company’s Canadian income before taxes decreased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 4, 2015 Compared to Twenty-Six Week Period Ended June 28, 2014 (Continued)

Segment Discussion

Engineering

Engineering revenues of $42.6 million in the twenty-six week period ended July 4, 2015 decreased $8.2 million, or 16.1%, as compared to the comparable prior year period. The decrease was primarily due to a decrease in revenues of $11.0 million in the Company’s Canadian clients, resulting from a reduced level of project activity with the Company’s Canadian engineering clients and a significant decrease in the Canadian dollar exchange rate.  The effective Canadian dollar exchange rate for the twenty-six weeks ended July 4, 2015 for Engineering segment revenues was 80.9% as compared to 90.8% for the comparable prior year period.  The change in the effective exchange rate resulted in a reduction of revenues converted from Canadian dollars to U.S. dollars of $2.0 million for the twenty-six week period ended July 4, 2015. The Engineering segment operating income was $1.2 million for the twenty-six week period ended July 4, 2015 and $3.1 million for the comparable prior year period. The decrease of $1.9 million was due to a decrease in the Engineering segment’s gross profit of $1.4 million and an increase in SGA expense of $0.5 million. The Engineering segment’s gross profit decreased due to the decrease in revenues.  The primary reason for the increase in SGA expense is related to increases in compensation and related costs for existing, new and reclassified (from cost of services) personnel, offset by a lower allocation of corporate-generated SGA expense.

Information Technology

Information Technology revenues of $29.5 million in the twenty-six week period ended July 4, 2015 decreased $0.2 million, or 0.5%, as compared to the comparable prior year period.  The decrease was primarily due to a decrease in revenues of $4.7 million from the Life Sciences Practice’s two largest fiscal 2014 clients that had multiple projects either conclude or decelerate in 2015. The Information Technology segment’s gross profit for the twenty-six week period ended July 4, 2015 increased $0.2 million as compared to the comparable prior year period primarily due to an increase in gross profit margin to 30.8% for the twenty-six week period ended July 4, 2015 as compared to 29.9% for the comparable prior year period. The increase in gross profit margin was due to an overall focus by the Information Technology segment on providing higher value higher margin services to its clients, improved utilization as well as natural quarter-to-quarter fluctuations. The Information Technology segment operating income was $1.4 million for the twenty-six week period ended July 4, 2015 as compared to $1.6 million for the comparable prior year period. The decrease of $0.1 million was due to an increase in SGA expense of $0.3 million. The increase in SGA expense was primarily due to increases in compensation and related costs and a higher allocation of corporate-generated SGA expense.

Specialty Health Care

Specialty Health Care revenues of $21.1 million in the twenty-six week period ended July 4, 2015 increased $3.5 million, or 19.8%, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $1.4 million from the travel nursing staffing group, $1.1 million from the Honolulu office, $0.8 million from the New York City office, $0.2 million in permanent placement revenues and $0.1 million from the health information management staffing group. The Specialty Health Care segment’s gross profit for the twenty-six week period ended July 4, 2015 increased by $1.3 million, or 26.8%, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues and an increase in gross profit margin to 30.1% for the twenty-six week period ended July 4, 2015 as compared to 28.4% for the comparable prior year period. The increase in gross profit margin was primarily driven by an increased focus on delivering higher margin staffing services and increases to its permanent placement revenues. Specialty Healthcare experienced operating income of $1.0 million for the twenty-six week period ended July 4, 2015 as compared to $0.4 million for comparable prior year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense.  SGA expense increased by $0.8 million to $5.3 million in the twenty-six week period ended July 4, 2015 as compared to $4.5 million in the comparable prior year period. SGA expense increased primarily due to increased investment in the Specialty Healthcare’s newer service lines (travel nursing staffing and health information management), and also a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	July 4, 2015	June 28, 2014
Cash (used in) provided by:
Operating activities	($2,475)	$3,907
Investing activities	($976)	($1,407)
Financing activities	$108	$90

Operating Activities
Operating activities used $2.5 million of cash for the twenty-six week period ended July 4, 2015 as compared to providing $3.9 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the twenty-six week period ended July 4, 2015 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the twenty-six week period ended July 4, 2015 was $2.0 million as compared to $3.2 million for the comparable prior year period.  An increase in accounts receivables in the twenty-six week period ended July 4, 2015 used $3.4 million of cash as compared to $4.0 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the twenty-six week period ended July 4, 2015 to normal fluctuations in collection cycles and sequential revenue growth from the Company’s Specialty Healthcare segment. The Company anticipates that those balances will decrease from the July 4, 2015 balances during the remaining two quarters in the Company’s fiscal 2015.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $1.1 million as of July 4, 2015 and of $2.9 million as of January 3, 2015, so the cash impact during the twenty-six week period ended July 4, 2015 used $1.8 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $2.5 million as of June 28, 2014 and was a negligible net asset as of December 28, 2013, so the cash impact during the twenty-six week period ended June 28, 2014 provided $2.4 million in cash.   Prepaid expenses and other current assets used $0.2 amount of cash for the twenty-six week period ended July 4, 2015 as compared to using $1.9 million in the comparable prior year period.

A decrease in accounts payable and accrued expenses used $0.9 million for the twenty-six week period ended July 4, 2015 as compared to providing $1.8 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business. The increase in accrued payroll and related costs for the twenty-six week period ended July 4, 2015 provided $0.1 million in cash as compared to having a negligible impact on cash for the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $1.0 million for the twenty-six week period ended July 4, 2015 as compared to $1.4 million in the comparable prior year period.  The Company continued to invest in its internal information technology infrastructure during the twenty-six week period ended July 4, 2015, including $0.2 in a new project management software platform, initially for its Canadian Engineering division.  The initial implementation is anticipated to be substantially complete and operational by the end of the Company’s third quarter and the total cost for the first phase is expected to be as much as $0.9 million, inclusive of amounts already spent.  The Company anticipates that it will extend this new project management software platform to its United States Engineering divisions and possibly its Information Technology segment, starting as early as the Company’s fourth quarter and costing as much as an additional $0.5 million.  The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as the second half of fiscal 2015 but more likely some time in fiscal 2016.  The Company estimates this upgrade or replacement of SAP will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

Financing Activities
Financing activities provided $0.1 million of cash for both of the twenty-six week periods presented.  The Company generated $0.2 million in the twenty-six week period ended July 4, 2015 as compared to $0.4 million for comparable prior year period from sales of shares from its equity plans. The Company paid contingent payments of $0.1 million and $0.3 million to the former principles of BGA during the current year and comparable prior year periods, respectively.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 12, 2014 when the maturity date was extended to December 11, 2019.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the twenty-six week period ended July 4, 2015 was 2.5%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2014 which was expressly permitted under its amended Revolving Credit Facility.  As of July 4, 2015, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

At both July 4, 2015 and January 3, 2015, borrowings under the line of credit were $20.0 and there were letters of credit outstanding for $0.8 million.  At July 4, 2015, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.2 million.

As of July 4, 2015, $1.3 million of the $2.6 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, with a negligible amount of this portion held in U.S. dollars and the balance held in Canadian dollars.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments and Contingencies
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

The Company has a subcontract agreement with Black & McDonald Limited (“B&M”) to provide engineering and procurement services under B&M’s master services agreement with Ontario Power Generation (“OPG”).  The Company understands that in October 2014, OPG provided to B&M notice of default and termination of a large purchase order from OPG to B&M with respect to which B&M had engaged several subcontractors, including the Company. B&M notified the Company that it is disputing OPG’s default claim on this purchase order. Subsequently, OPG has disputed the services provided on several other smaller purchase orders. As of July 4, 2015 the Company had outstanding accounts receivable to B&M under disputed purchase orders by OPG of $6.2 million and, including such disputed amounts, a total of $10.0 million of outstanding accounts receivable from B&M.  OPG has indicated to the Company that it will not make any further payments to B&M on the projects in dispute.  The Company has received notice from B&M that while B&M disputes OPG’s assertion it is in default on any contested purchase order, B&M believes that in the event that it is in default under its agreement with OPG, then the Company may also be in default under its agreement with B&M.  The Company does not agree with this assertion.

The Company does not believe that any of its account receivables from B&M have been materially impaired and believes that its accounts receivable from B&M remain collectible, subject to existing reserves.  However, it is possible that a protracted dispute between OPG and B&M may impact the Company’s ability to collect its outstanding accounts receivable in a timely manner.

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

The Company purchased and began implementing a new project management software platform in early 2015, initially for its Canadian Engineering division.  The initial implementation is anticipated to be substantially complete and operational by the end of the Company’s third quarter and the total cost for the first phase is expected to be as much as $1.0 million.  The Company anticipates that it will extend this new project management software platform to its United States Engineering divisions and possibly its Information Technology segment starting as early as the Company’s fourth quarter and costing as much as an additional $0.5 million.  The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as the second half of fiscal 2015 but more likely some time in fiscal 2016.  The Company estimates this upgrade or replacement of SAP will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2015 (After July 4, 2015)	$1,745
2016	2,636
2017	2,140
2018	1,660
2019	743
Thereafter	308
Total	$9,232

Future Contingent Payments
As of July 4, 2015, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); and 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”). The Company estimates future contingent payments at July 4, 2015 as follows:

Period Ending	BGA	PCI	Total
January 2, 2016	$127	$262	$389
December 31, 2016	271	197	468
December 30, 2017	-	307	307
Estimated future contingent consideration payments	$398	$766	$1,164

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA and PCI are capped at cumulative maximums of $2.6 million and $2.0 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded the net present value of those expected payments as of July 4, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of July 4, 2015, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the twenty-six week period ended July 4, 2015, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense for the period would have increased by $0.1 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

RCM Technologies, Inc.
Date: August 13, 2015	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 13, 2015	By: /s/ Kevin D. Miller
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

Date: August 13, 2015	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

Date: August 13, 2015	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended July 4, 2015 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  August 13, 2015

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended July 4, 2015 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  August 13, 2015