Form 10-Q
period 2015-10-03
RCM TECHNOLOGIES INC
filed 2015-11-06
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

Common Stock, $0.05 par value, 12,276,034 shares outstanding as of November 4, 2015.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of October 3, 2015 (Unaudited) and January 3, 2015	3

	Unaudited Consolidated Statements of Income for the Thirteen and Thirty-Nine Week Periods Ended October 3, 2015 and September 27, 2014	4

	Unaudited Consolidated Statements of Comprehensive Income for the Thirty-Nine Week Periods Ended October 3, 2015 and September 27, 2014	5

	Unaudited Consolidated Statements of Changes in Accumulated Other Comprehensive Income for the Thirty-Nine Week Periods Ended October 3, 2015 and September 27, 2014	6

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Thirty-Nine Week Period Ended October 3, 2015	7

	Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended October 3, 2015 and September 27, 2014	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures		43

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 3, 2015 and January 3, 2015
(In thousands, except share and per share amounts)

	October 3,	January 3,
	2015	2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,542	$6,411
Accounts receivable, net	52,766	59,187
Transit accounts receivable	3,882	3,797
Prepaid expenses and other current assets	2,342	2,368
Deferred income tax assets, domestic	796	816
Total current assets	64,328	72,579

Property and equipment, net	4,833	3,297

Other assets:
Deposits	212	231
Goodwill	11,630	10,223
Intangible assets, net	276	194
Deferred income tax assets, domestic	395	749
Total other assets	12,513	11,397

Total assets	$81,674	$87,273

Current liabilities:
Accounts payable and accrued expenses	$7,623	$7,693
Transit accounts payable	4,502	6,658
Accrued payroll and related costs	7,456	7,783
Income taxes payable	958	860
Deferred income tax liability, foreign	140	160
Contingent consideration	389	479
Total current liabilities	21,068	23,633

Contingent consideration	1,521	775
Borrowings under line of credit	15,000	20,000
Total liabilities	37,589	44,408

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,228,548 shares issued and 12,648,586 shares outstanding at October 3, 2015 and 14,148,667 shares issued and 12,671,887 shares outstanding at January 3, 2015	711	707
Additional paid-in capital	113,824	112,529
Accumulated other comprehensive (loss) income	(2,519)	91
Accumulated deficit	(59,894)	(62,933)
Treasury stock (1,579,962 shares at October 3, 2015 and 1,476,780 at January 3, 2015, at cost)	(8,037)	(7,529)
Stockholders’ equity	44,085	42,865

Total liabilities and stockholders’ equity	$81,674	$87,273

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Thirty-Nine Week Periods Ended October 3, 2015 and September 27, 2014
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Revenues	$45,077	$46,382	$138,329	$144,460
Cost of services	32,275	33,221	100,134	106,087
Gross profit	12,802	13,161	38,195	38,373

Operating costs and expenses
Selling, general and administrative	10,462	9,991	31,640	29,592
Depreciation and amortization	434	337	1,084	885
	10,896	10,328	32,724	30,477

Operating income	1,906	2,833	5,471	7,896

Other (expense) income
Interest expense and other, net	(113)	(19)	(366)	(45)
Gain (loss) on foreign currency transactions	(61)	25	(61)	26
	(174)	6	(427)	(19)

Income before income taxes	1,732	2,839	5,044	7,877
Income tax expense	770	962	2,005	2,780

Net income	$962	$1,877	$3,039	$5,097

Basic net earnings per share	$0.08	$0.15	$0.24	$0.41

Diluted net earnings per share	$0.07	$0.15	$0.23	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended October 3, 2015 and September 27, 2014 (Unaudited) (In thousands)

	October 3, 2015	September 27, 2014

Net income	$3,039	$5,097
Foreign currency translation adjustment	(2,610)	(457)
Comprehensive income	$429	$4,640

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended October 3, 2015 and September 27, 2014 (Unaudited) (In thousands)

	October 3, 2015	September 27, 2014

Beginning balance	$91	$815

Foreign currency translation adjustment before reclassifications	(2,610)	(457)

Amounts reclassified from accumulated other comprehensive income(a)	-	166

Net foreign currency translation adjustment	(2,610)	(291)

Ending balance	($2,519)	$524

(a)
This amount represents residual foreign currency translation balances in our Cataract, Inc. and RCM Technologies Ireland Holding Limited subsidiaries after these subsidiaries had been effectively liquidated.

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Thirty-Nine Week Period Ended October 3, 2015 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 3, 2015	14,148,667	$707	$112,529	$91	($62,933)	1,476,780	($7,529)	$42,865

Issuance of stock under employee stock purchase plan	73,048	4	369	-	-	-	-	373
Translation adjustment	-	-	-	(2,610)	-	-	-	(2,610)
Issuance of stock upon exercise of stock options	3,500	-	19	-	-	-	-	19
Share-based compensation expense	-	-	907	-	-	-	-	907
Issuance of stock upon vesting of restricted stock awards	3,333	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	103,182	(508)	(508)
Net income	-	-	-	-	3,039	-	-	3,039

Balance, October 3, 2015	14,228,548	$711	$113,824	($2,519)	($59,894)	1,579,962	($8,037)	$44,085

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended October 3, 2015 and September 27, 2014 (Unaudited) (In thousands)

	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$3,039	$5,097

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,084	885
Stock-based compensation expense	907	551
Provision for allowance for doubtful accounts	840	850
Deferred income tax expense	373	1,292
Changes in assets and liabilities:
Accounts receivable	3,272	(5,645)
Prepaid expenses and other current assets	(45)	(426)
Net of transit accounts receivable and payable	(2,263)	131
Accounts payable and accrued expenses	251	(968)
Accrued payroll and related costs	(175)	(882)
Income taxes payable	205	299
Total adjustments	4,449	(3,913)
Net cash provided by operating activities	7,488	1,184

Cash flows from investing activities:
Property and equipment acquired	(2,551)	(1,952)
Decrease (increase) in deposits	18	(71)
Payments for business acquired	(800)	-
Net cash used in investing activities	(3,333)	(2,023)

Cash flows from financing activities:
Net repayments under line of credit	(5,000)	-
Issuance of stock for employee stock purchase plan	373	339
Exercise of stock options	19	266
Common stock repurchases	(508)	-
Contingent consideration paid	(90)	(313)
Net cash (used in) provided by financing activities	(5,206)	292
Effect of exchange rate changes on cash and cash equivalents	(818)	(465)
Decrease in cash and cash equivalents	(1,869)	(1,012)
Cash and cash equivalents at beginning of period	6,411	9,317

Cash and cash equivalents at end of period	$4,542	$8,305

Supplemental cash flow information:
Cash paid for:
Interest	$367	$51
Income taxes	$800	$1,346

Non-cash investing activities:
Contingent consideration accrued as part of business acquisition	$746	$765
Fixed assets acquired in acquisition	$ -	$26

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

Results for the thirteen and thirty-nine week period ended October 3, 2015 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 3, 2015 was a 53-week reporting year.  The third fiscal quarters of 2015 and 2014 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
October 3, 2015	Thirteen	Thirty-Nine
September 27, 2014	Thirteen	Thirty-Nine

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	October 3, 2015	January 3, 2015
Billed	$40,406	$47,318
Accrued and unbilled	4,780	4,853
Work-in-progress	8,879	8,027
Allowance for doubtful accounts	(1,299)	(1,011)

Accounts receivable, net	$52,766	$59,187

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $3.9 million and related transit accounts payable was $4.5 million, for a net liability of $0.6 million, as of October 3, 2015.  The transit accounts receivable was $3.8 million and related transit accounts payable was $6.7 million, for a net liability of $2.9 million, as of January 3, 2015.

The Company has a subcontract agreement with Black & McDonald Limited (“B&M”) to provide engineering and procurement services under B&M’s master services agreement with Ontario Power Generation (“OPG”). The Company understands that in October 2014, OPG provided to B&M notice of default and termination of a large purchase order from OPG to B&M with respect to which B&M had engaged several subcontractors, including the Company. B&M notified the Company that it is disputing OPG’s default claim on this purchase order. Subsequently, OPG has disputed the services provided on several other smaller purchase orders. As of October 3, 2015 the Company had outstanding accounts receivable from B&M under disputed purchase orders by OPG of $1.7 million and, including such disputed amounts, a total of $5.8 million of outstanding accounts receivable from B&M.  OPG has indicated to the Company that it will not make any further payments to B&M on the projects in dispute.  The Company has received notice from B&M that while B&M disputes OPG’s assertion it is in default on any contested purchase order, B&M believes that in the event that it is in default under its agreement with OPG, then the Company may also be in default under its agreement with B&M.  The Company does not agree with this assertion.

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

Property and equipment are comprised of the following:

	October 3, 2015	January 3, 2015
Equipment and furniture	$2,379	$2,585
Computers and systems	5,918	6,553
Leasehold improvements	711	781
	9,008	9,919

Less: accumulated depreciation and amortization	4,175	6,622

Property and equipment, net	$4,833	$3,297

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $3,470 and $916 during the thirty-nine week periods ended October 3, 2015 and September 27, 2014, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.

Future Contingent Payments
As of October 3, 2015, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former owners: 1) effective July 1, 2012 the Company acquired the business operations of BGA, LLC (“BGA”); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”); and 3) effective July 5, 2015, the Company acquired the business operations of Substation Design Services, LLC (“SDS”). The Company estimates future contingent payments at October 3, 2015 as follows:

Fiscal Year	BGA	PCI	SDS	Total
2015	$127	$262	$ -	$389
2016	271	197	180	648
2017	-	307	253	560
2018	-	-	313	313
Estimated future contingent consideration payments	$398	$766	$746	$1,910

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI and SDS are capped at cumulative maximums of $2.6 million, $2.0 million and $1.5 million, respectively.  The Company estimates future contingent consideration payments based on forecasted performance and records the net present value of those expected payments as of October 3, 2015.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $0.1 million and $0.3 million in contingent consideration during the thirty-nine week periods ended October 3, 2015 and September 27, 2014, respectively.

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

Changes in the carrying amount of goodwill for the thirty-nine week period ended October 3, 2015 are as follows:

	Engineering	Information Technology	Specialty Health Care	Total

Balance as of January 3, 2015	$3,004	$5,516	$1,703	$10,223

Goodwill recorded, SDS acquisition	1,407	-	-	1,407

Balance as of October 3, 2015	$4,411	$5,516	$1,703	$11,630

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

The following table reflects the components of net intangible assets, excluding goodwill:

	Engineering	Information Technology	Total
Balance as of January 3, 2015	$189	$5	$194

Amortization of intangibles during the thirty-nine week period ended October 3, 2015	(53)	(5)	(58)

Intangibles acquired, SDS acquisition	140	-	140

Balance as of October 3, 2015	$276	$ -	$276

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 12, 2014 when the maturity date was extended to December 11, 2019.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirty-nine week period ended October 3, 2015 was 2.5%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2014 which was expressly permitted under its amended Revolving Credit Facility.  As of October 3, 2015, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of October 3, 2015 and January 3, 2015 were $15.0 million and $20.0 million, respectively, and there were letters of credit outstanding for $0.8 million as of both dates.  At October 3, 2015, the Company had availability for additional borrowings under the Revolving Credit Facility of $19.2 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirty-nine week periods ended October 3, 2015 and September 27, 2014 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Basic weighted average shares outstanding	12,724,899	12,540,955	12,715,236	12,494,793
Dilutive effect of outstanding stock options and restricted stock awards	272,877	217,850	236,648	198,036
Weighted average dilutive shares outstanding	12,997,776	12,758,805	12,951,884	12,692,829

There were 40,000 and 45,000 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the thirty-nine week periods ended October 3, 2015 and September 27, 2014, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the periods were higher than the average market price of the Company’s common stock for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	October 3, 2015	January 3, 2015

Exercise of options outstanding	44,500	53,000
Restricted stock awards outstanding	496,667	500,000
Future grants of options or shares	425,000	425,000
Shares reserved for employee stock purchase plan	49,436	122,484

Total	1,015,603	1,100,484

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation

At October 3, 2015, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $907 and $551 was recognized for the thirty-nine week periods ended October 3, 2015 and September 27, 2014, respectively.

As of October 3, 2015, the Company had approximately $1.2 million of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a three-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of October 3, 2015, options to purchase 25,000 shares of common stock granted under the 2000 Plan were outstanding.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of October 3, 2015, under the 2007 Plan, no shares of common stock were available for future grants and options to purchase 19,500 shares of common stock, as well as 296,667 restricted stock units, were outstanding.

The 2000 and 2007 Plans are expired and therefore no shares are available for grant thereunder.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s stockholders in December 2014, provides for the issuance of up to 625,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of October 3, 2015, under the 2014 Plan, 200,000 restricted stock units were outstanding and 425,000 shares were available for awards thereunder.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Stock Options

There were no options granted during the thirty-nine week period ended October 3, 2015 and 15,000 options granted during the thirty-nine week period ended September 27, 2014.  Activity regarding outstanding options for the thirty-nine week period ended October 3, 2015 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 3, 2015	53,000	$7.65
Options granted	0
Options exercised	(3,500)	$4.30
Options forfeited/cancelled	(5,000)	$5.78

Options outstanding as of October 3, 2015	44,500	$8.12

Options outstanding price range at October 3, 2015	$5.27 - $9.81

Options exercisable as of October 3, 2015	27,000	$9.47

Intrinsic value per share of outstanding stock options as of October 3, 2015	$0

Intrinsic value per share of stock options exercised for the thirty-nine week period ended October 3, 2015	$2

As of October 3, 2015, the Company had approximately $18 of total unrecognized compensation cost related to all non-vested stock option awards.

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

To date, the Company has only issued restricted stock units under the 2007 and 2014 Plans.  The following summarizes activity in the restricted stock units under the 2007 and 2014 Plans during 2015:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 3, 2015	500	$6.61
Granted	-	-
Vested	3	$6.61
Forfeited or expired	-	-
Outstanding non-vested at October 3, 2015	497	$6.61

Based on the closing price of the Company’s common stock of $4.84 per share on October 2, 2015 (the last trading day prior to October 3, 2015), the intrinsic value of the non-vested restricted stock units at October 3, 2015 was approximately $2.4 million.  As of October 3, 2015, there was approximately $1.2 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over three years.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan with stockholder approval, effective January 1, 2001.  Such Plan was subsequently amended, pursuant to stockholder approval where required, effective July 1, 2004, June 18, 2009 and September 16, 2009 (the 2001 Employee Stock Purchase Plan, as so amended, the “Purchase Plan”).  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.  The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of July 6, 2015) was 40,108.  As of October 3, 2015, there were 49,436 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  During the thirty-nine week period ended October 3, 2015, the Company purchased 103,182 shares at an average price of $4.92 per share.  The Company did not repurchase any shares in the comparable prior year period.

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

In April, 2015, The FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements.  Under the standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability.  Amortization of the costs is reported as interest expense.  However, for debt issuance costs related to line-of-credit arrangements, such costs can be deferred and presented as an asset and subsequently amortized ratably over the term of the arrangement.  The standard will be effective for the annual period beginning after December 15, 2015.  The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended October 3, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$19,224	$15,171	$10,682	$ -	$45,077

Cost of services	14,325	10,477	7,473	-	32,275

Gross profit	4,899	4,694	3,209	-	12,802

Selling, general and administrative	3,784	3,653	3,025	-	10,462

Depreciation and amortization	301	78	55	-	434

Operating income	$814	$963	$129	$ -	$1,906

Total assets as of October 3, 2015	$39,985	$15,278	$17,021	$9,390	$81,674
Capital expenditures	$263	$ -	$54	$1,240	$1,557

Thirteen Week Period Ended September 27, 2014	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$24,835	$14,405	$7,142	$ -	$46,382

Cost of services	18,239	9,941	5,041	-	33,221

Gross profit	6,596	4,464	2,101	-	13,161

Selling, general and administrative	4,096	3,560	2,335	-	9,991

Depreciation and amortization	248	61	28	-	337

Operating income	$2,252	$843	($262)	$ -	$2,833

Total assets as of September 27, 2014	$49,169	$15,253	$16,529	$13,389	$94,340
Capital expenditures	$587	$ -	$9	$7	$603

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirty-Nine Week Period Ended October 3, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$61,843	$44,684	$31,802	$ -	$138,329

Cost of services	46,989	30,904	22,241	-	100,134

Gross profit	14,854	13,780	9,561	-	38,195

Selling, general and administrative	11,893	11,291	8,456	-	31,640

Depreciation and amortization	794	172	118	-	1,084

Operating income	$2,167	$2,317	$987	$ -	$5,471

Total assets as of October 3, 2015	$39,985	$15,278	$17,021	$9,390	$81,674
Capital expenditures	$1,036	$ -	$54	$1,461	$2,551

Thirty-Nine Week Period Ended September 27, 2014	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$75,615	$44,076	$24,769	$ -	$144,460

Cost of services	57,695	30,734	17,658	-	106,087

Gross profit	17,920	13,342	7,111	-	38,373

Selling, general and administrative	11,939	10,768	6,885	-	29,592

Depreciation and amortization	642	166	77	-	885

Operating income	$5,340	$2,410	$146	$ -	$7,896

Total assets as of September 27, 2014	$49,169	$15,253	$16,529	$13,389	$94,340
Capital expenditures	$1,120	$ -	$92	$740	$1,952

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirty-nine week periods ended October 3, 2015 and September 27, 2014 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues
U. S.	$36,625	$32,651	$109,992	$103,403
Canada	6,862	12,087	23,231	36,669
Puerto Rico	1,590	1,644	5,106	4,388
	$45,077	$46,382	$138,329	$144,460

Total assets by geographic area as of the reported periods are as follows:

	October 3, 2015	January 3, 2015
Total assets
U. S.	$62,068	$56,764
Canada	17,752	28,776
Puerto Rico	1,854	1,733
	$81,674	$87,273

15.	Income Taxes

The projected fiscal 2015 effective income tax rates as of October 3, 2015 and applied for the thirty-nine week period ended October 3, 2015 are approximately 41.4% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 39.8% for the thirty-nine week period ended October 3, 2015.  For the comparable prior year period estimated income tax rates were 41.7% and 27.7% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 35.3% for the thirty-nine week period ended September 27, 2014.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $1.9 million and $7.6 million in damages as of October 3, 2015 and January 3, 2015, respectively.  The primary reason for the reduction is that one matter in which claims of $6.5 million were asserted as of January 3, 2015 was settled without any contribution from the Company.  As of October 3, 2015, the Company did not accrue for any such liabilities.

Please refer to footnote 4 that discloses the nature of the disputed purchase orders with B&M.

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

Revenue Recognition (Continued)

Transit Accounts Receivable and Transit Accounts Payable
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the thirty-nine week period ended October 3, 2015, total gross billings, including both transit cost billings and the Company’s earned fees, was $46.9 million, for which the Company recognized $26.9 million of its net fee as revenue.  During the thirty-nine week period ended September 27, 2014, total gross billings, including both transit cost billings and the Company’s earned fees, was $55.2 million, for which the Company recognized $32.3 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $3.9 million and related transit accounts payable was $4.5 million, for a net liability of $0.6 million, as of October 3, 2015.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of October 3, 2015, the Company had domestic short term deferred tax assets of $0.8 million, total domestic long term net deferred income tax assets of $0.4 million and a foreign short-term deferred tax liability of $0.1 million.   The domestic short term deferred tax assets primarily represent the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax assets primarily represent the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

Thirteen Week Period Ended October 3, 2015 Compared to Thirteen Week Period Ended September 27, 2014

A summary of operating results for the thirteen week periods ended October 3, 2015 and September 27, 2014 is as follows (in thousands):

	October 3, 2015		September 27, 2014
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$45,077	100.0	$46,382	100.0
Cost of services	32,275	71.6	33,221	71.6
Gross profit	12,802	28.4	13,161	28.4

Selling, general and administrative	10,462	23.2	9,991	21.6
Depreciation and amortization	434	1.0	337	0.7
	10,896	24.2	10,328	22.3

Operating income	1,906	4.2	2,833	6.1
Other expense, net	(174)	0.4	6	-

Income before income taxes	1,732	3.8	2,839	6.1
Income tax expense	770	1.7	962	2.1

Net income	$962	2.1	$1,877	4.0

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended October 3, 2015 and September 27, 2014 consisted of thirteen weeks each.

Revenues.  Revenues decreased 2.8%, or $1.3 million, for the thirteen week period ended October 3, 2015 as compared to the thirteen week period ended September 27, 2014 (the “comparable prior year period”).  Revenues decreased $5.6 million in the Engineering segment and increased $0.8 million in the Information Technology segment and $3.5 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 3, 2015 Compared to Thirteen Week Period Ended September 27, 2014 (Continued)

The Company has material operations in Canada; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate. For the thirteen week period ended October 3, 2015, the Company generated total revenues from its Canadian clients of $9.1 million in Canadian dollars ($9.0 million generated by work performed in Canada and $0.1 million generated by work performed in the U.S.), which translated to $6.9 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 76.2%.  For the thirteen week period ended September 27, 2014, the Company generated total revenues from its Canadian clients of $14.5 million in Canadian dollars ($13.1 million generated by work performed in Canada and $1.4 million generated by work performed in the U.S.), which translated to $13.3 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 92.1%. Had the effective Canadian exchange rate for the thirteen week period ended October 3, 2015 of 76.2% been the same as the comparable prior period effective rate of 92.1%, reported revenues in U.S. dollars for the thirteen weeks ended October 3, 2015 would have been $1.4 million higher.

Cost of Services and Gross Profit.  Cost of services decreased 2.8%, or $0.9 million, for the thirteen week period ended October 3, 2015 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues.  Cost of services as a percentage of revenues for both the thirteen week period ended October 3, 2015 and the comparable prior year period was 71.6%.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues and consequently, gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 4.7%, or $0.5 million, for the thirteen week period ended October 3, 2015 as compared to the comparable prior year period.   As a percentage of revenues, SGA expenses were 23.2% for the thirteen week period ended October 3, 2015 as compared to 21.6% for the comparable prior year period.  SGA expense as a percentage of revenues increased primarily due to the increase in SGA expense and decrease in revenues. The major components of the increase in SGA expense are as follows: $0.4 million for increases to selling and recruiting compensation and related costs, $0.1 million for increases to medical insurance and claims, $0.1 million for internal information technology infrastructure, and $0.1 million for equity compensation, partially offset by reductions in other components of SGA expense totaling $0.2 million.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  The Company’s interest expense, net of interest income for the thirteen week period ended October 3, 2015 increased by approximately $0.1 million as compared to the comparable prior year period, primarily due to the Company borrowings under its line of credit facility. The Company borrowed the $20.0 million in order to finance a special cash dividend of $25.3 million paid in the fourth quarter of fiscal 2014.  The Company’s outstanding borrowings under its line of credit was $15.0 million as of October 3, 2015.

Income Tax Expense.  The Company recognized $0.8 million of income tax expense for the thirteen week period ended October 3, 2015 as compared to $1.0 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 44.5% as compared to 33.9% for the comparable prior year period. The projected fiscal 2015 effective income tax rate as of October 3, 2015 was approximately 41.4% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate increased for the thirteen week period ended October 3, 2015 as compared to the comparable prior year period because the Company’s Canadian income before taxes decreased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 3, 2015 Compared to Thirteen Week Period Ended September 27, 2014 (Continued)

Segment Discussion

Engineering

Engineering revenues of $19.2 million in the thirteen week period ended October 3, 2015 decreased $5.6 million, or 22.6%, as compared to the comparable prior year period. The decrease was primarily due to a decrease in revenues of $6.5 million from the Company’s Canadian clients, resulting from a reduced level of project activity with the Company’s Canadian engineering clients and a significant decrease in the Canadian dollar exchange rate.  The effective Canadian dollar exchange rate for the thirteen weeks ended October 3, 2015 for Engineering segment revenues was 76.2% as compared to 92.1% for the comparable prior year period.  The change in the effective exchange rate resulted in a reduction of revenues converted from Canadian dollars to U.S. dollars of $1.4 million for the thirteen week period ended October 3, 2015.  The Engineering segment operating income was $0.8 million for the thirteen week period ended October 3, 2015 as compared to $2.3 million for the comparable prior year period. The decrease of $1.5 million in operating income was due to a decrease in gross profit of $1.7 million offset by a decrease in SGA expense of $0.2 million. The Engineering segment’s gross profit decreased due to the decrease in revenues.  The primary reason for the decrease in SGA expense was a lower allocation of corporate-generated SGA expense.

Information Technology

Information Technology revenues of $15.2 million in the thirteen week period ended October 3, 2015 increased $0.8 million, or 5.3%, as compared to the comparable prior year period.  The increase was achieved despite a decrease in revenues of $2.0 million from the Life Sciences Practice’s two largest fiscal 2014 clients that had multiple projects either conclude or decelerate in 2015. The Information Technology segment’s gross profit for the thirteen week period ended October 3, 2015 increased $0.2 million as compared to the comparable prior year period due primarily to the increase in revenues. The Information Technology segment operating income was $1.0 million for the thirteen week period ended October 3, 2015 as compared to $0.8 million for the comparable prior year period.

Specialty Health Care

Specialty Health Care revenues of $10.7 million in the thirteen week period ended October 3, 2015 increased $3.5 million, or 49.6%, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $1.0 million from the travel nursing staffing group, $0.8 million from the health information management staffing group, $0.6 million from the recently opened Chicago office, $0.6 million from the Honolulu office, $0.3 million in permanent placement revenues and $0.2 million from the New York City office. The Specialty Health Care segment’s gross profit for the thirteen week period ended October 3, 2015 increased by $1.1 million, or 52.7%, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues and an increase in gross profit margin to 30.0% for the thirteen week period ended October 3, 2015 as compared to 29.4% for the comparable prior year period. The increase in gross profit margin was primarily driven by an increased focus on delivering higher margin staffing services and increases to its permanent placement revenues. Specialty Healthcare experienced operating income of $0.1 million for the thirteen week period ended October 3, 2015 as compared to an operating loss of $0.3 million for comparable prior year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense.  SGA expense increased by $0.7 million, to $3.0 million in the thirteen week period ended October 3, 2015 as compared to $2.3 million in the comparable prior year period. SGA expense increased primarily due to increased investment in the Specialty Healthcare’s newer service lines (Chicago, travel nursing staffing and health information management), and also a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 3, 2015 Compared to Thirty-Nine Week Period Ended September 27, 2014

A summary of operating results for the thirty-nine week periods ended October 3, 2015 and September 27, 2014 is as follows (in thousands):

	October 3, 2015		September 27, 2014
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$138,329	100.0	$144,460	100.0
Cost of services	100,134	72.4	106,087	73.4
Gross profit	38,195	27.6	38,373	26.6

Selling, general and administrative	31,640	22.9	29,592	20.4
Depreciation and amortization	1,084	0.7	885	0.6
	32,724	23.6	30,477	21.1

Operating income	5,471	4.0	7,896	5.5
Other expense, net	(427)	0.3	(19)	-

Income before income taxes	5,044	3.7	7,877	5.5
Income tax expense	2,005	1.5	2,780	1.9

Net income	$3,039	2.2	$5,097	3.6

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended October 3, 2015 and September 27, 2014 consisted of thirty-nine weeks each.

Revenues.  Revenues decreased 4.2%, or $6.1 million, for the thirty-nine week period ended October 3, 2015 as compared to the thirty-nine week period ended September 27, 2014 (the “comparable prior year period”).  Revenues decreased $13.8 million in the Engineering segment and increased $0.6 million in the Information Technology segment and $7.1 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate. For the thirty-nine week period ended October 3, 2015, the Company generated total revenues from its Canadian clients of $30.2 million in Canadian dollars ($29.2 million generated by work performed in Canada and $1.0 million generated by work performed in the U.S.), which translated to $24.0 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 79.5%.  For the thirty-nine week period ended September 27, 2014, the Company generated total revenues from its Canadian clients of $45.4 million in Canadian dollars ($40.2 million generated by work performed in Canada and $5.2 million generated by work performed in the U.S.), which translated to $41.4 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 91.2%. Had the effective Canadian exchange rate for the thirty-nine week period ended October 3, 2015 of 79.5% been the same as the comparable prior period effective rate of 91.2%, reported revenues in U.S. dollars for the thirty-nine weeks ended October 3, 2015 would have been $3.5 million higher.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 3, 2015 Compared to Thirty-Nine Week Period Ended September 27, 2014 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 5.6%, or $6.0 million, for the thirty-nine week period ended October 3, 2015 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues and a deliberate effort to reduce cost of services as a percentage of revenues.  Cost of services as a percentage of revenues decreased to 72.4% for the thirty-nine week period ended October 3, 2015 from 73.4% for the comparable prior year period.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues and consequently, gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 6.9%, or $2.0 million, for the thirty-nine week period ended October 3, 2015 as compared to the comparable prior year period.   The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support current and prospective revenues and new service offerings.  As a percentage of revenues, SGA expenses were 22.9% for the thirty-nine week period ended October 3, 2015 as compared to 20.4% for the comparable prior year period.  SGA expense as a percentage of revenues increased primarily due to the decrease in revenues. The major components of the increase in SGA expense are as follows: $0.9 million for increases to selling and recruiting compensation and related costs, $0.4 million for equity compensation, $0.3 million for increases to medical insurance and claims, $0.3 million for compensation and related costs for existing, new and reclassified (from cost of services) personnel and $0.3 million for internal information technology infrastructure, partially offset by reductions in other components of SGA expense totaling $0.2 million.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  The Company’s interest expense, net of interest income for the thirty-nine week period ended October 3, 2015 increased by approximately $0.3 million as compared to the comparable prior year period, primarily due to the Company borrowings under its line of credit facility. The Company borrowed the $20.0 million in order to finance a special cash dividend of $25.3 million paid in the fourth quarter of fiscal 2014.  The Company’s outstanding borrowings under its line of credit was $15.0 million as of October 3, 2015.

Income Tax Expense.  The Company recognized $2.0 million of income tax expense for the thirty-nine week period ended October 3, 2015 as compared to $2.8 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 39.8% as compared to 35.3% for the comparable prior year period. The projected fiscal 2015 effective income tax rate as of October 3, 2015 was approximately 41.4% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The consolidated effective income tax rate increased for the thirty-nine week period ended October 3, 2015 as compared to the comparable prior year period because the Company’s Canadian income before taxes decreased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 3, 2015 Compared to Thirty-Nine Week Period Ended September 27, 2014 (Continued)

Segment Discussion

Engineering

Engineering revenues of $61.8 million in the thirty-nine week period ended October 3, 2015 decreased $13.8 million, or 18.2%, as compared to the comparable prior year period. The decrease was primarily due to a decrease in revenues of $17.5 million in the Company’s Canadian clients, resulting from a reduced level of project activity with the Company’s Canadian engineering clients and a significant decrease in the Canadian dollar exchange rate.  The effective Canadian dollar exchange rate for the thirty-nine weeks ended October 3, 2015 for Engineering segment revenues was 79.5% as compared to 91.2% for the comparable prior year period.  The change in the effective exchange rate resulted in a reduction of revenues converted from Canadian dollars to U.S. dollars of $3.4 million for the thirty-nine week period ended October 3, 2015. The Engineering segment operating income was $2.2 million for the thirty-nine week period ended October 3, 2015 as compared to $5.3 million for the comparable prior year period. The decrease of $3.1 million was primarily due to a decrease in the Engineering segment’s gross profit of $3.1 million. The Engineering segment’s gross profit decreased due to the decrease in revenues.

Information Technology

Information Technology revenues of $44.7 million in the thirty-nine week period ended October 3, 2015 increased $0.6 million, or 1.3%, as compared to the comparable prior year period.  The increase was achieved despite a decrease in revenues of $6.9 million from the Life Sciences Practice’s two largest fiscal 2014 clients that had multiple projects either conclude or decelerate in 2015. The Information Technology segment’s gross profit for the thirty-nine week period ended October 3, 2015 increased $0.4 million as compared to the comparable prior year period primarily due to an increase in gross profit margin to 30.8% for the thirty-nine week period ended October 3, 2015 as compared to 30.2% for the comparable prior year period. The increase in gross profit margin was due to an overall focus by the Information Technology segment on providing higher value, higher margin services to its clients, improved utilization as well as natural quarter-to-quarter fluctuations. The Information Technology segment operating income was $2.3 million for the thirty-nine week period ended October 3, 2015 as compared to $2.4 million for the comparable prior year period. The decrease of $0.1 million was due to an increase in SGA expense of $0.5 million. The increase in SGA expense was primarily due to increases in compensation and related costs and a higher allocation of corporate-generated SGA expense.

Specialty Health Care

Specialty Health Care revenues of $31.8 million in the thirty-nine week period ended October 3, 2015 increased $7.1 million, or 28.4%, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $2.4 million from the travel nursing staffing group, $1.7 million from the Honolulu office, $1.0 million from the New York City office, $0.8 million from the health information management staffing group, $0.6 million from the recently opened Chicago office and $0.5 million in permanent placement revenues.  The Specialty Health Care segment’s gross profit for the thirty-nine week period ended October 3, 2015 increased by $2.5 million, or 34.5%, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues and an increase in gross profit margin to 30.1% for the thirty-nine week period ended October 3, 2015 as compared to 28.7% for the comparable prior year period. The increase in gross profit margin was primarily driven by an increased focus on delivering higher margin staffing services and increases to its permanent placement revenues. Specialty Healthcare experienced operating income of $1.0 million for the thirty-nine week period ended October 3, 2015 as compared to $0.1 million for comparable prior year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense.  SGA expense increased by $1.6 million, to $8.5 million in the thirty-nine week period ended October 3, 2015 as compared to $6.9 million in the comparable prior year period. SGA expense increased primarily due to increased investment in the Specialty Healthcare’s newer service lines Chicago, (travel nursing staffing and health information management), and also a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	October 3, 2015	September 27, 2014
Cash (used in) provided by:
Operating activities	$7,488	$1,184
Investing activities	($3,333)	($2,023)
Financing activities	($5,206)	$292

Operating Activities
Operating activities provided $7.5 million of cash for the thirty-nine week period ended October 3, 2015 as compared to providing $1.2 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirty-nine week period ended October 3, 2015 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirty-nine week period ended October 3, 2015 was $3.0 million as compared to $5.1 million for the comparable prior year period.  A decrease in accounts receivables in the thirty-nine week period ended October 3, 2015 provided $3.3 million of cash as compared to using $5.6 million in the comparable prior year period. The Company primarily attributes the decrease in accounts receivables for the thirty-nine week period ended October 3, 2015 to progress in collecting certain aged accounts receivable in Canada.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $0.6 million as of October 3, 2015 and of $2.9 million as of January 3, 2015, so the cash impact during the thirty-nine week period ended October 3, 2015 used $2.3 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $0.1 million as of September 27, 2014 and was a negligible net asset as of December 28, 2013, so the cash impact during the thirty-nine week period ended September 27, 2014 provided $0.1 million in cash.   Prepaid expenses and other current assets used a negligible amount of cash for the thirty-nine week period ended October 3, 2015 as compared to using $0.4 million in the comparable prior year period.

An increase in accounts payable and accrued expenses provided $0.3 million for the thirty-nine week period ended October 3, 2015 as compared to using $1.0 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business. The increase in accrued payroll and related costs for the thirty-nine week period ended October 3, 2015 used $0.2 million in cash as compared to $0.9 million for the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities
Investing activities used cash of $3.3 million for the thirty-nine week period ended October 3, 2015 as compared to $2.0 million in the comparable prior year period.  The primary reason for the increase of $1.3 million was the SDS acquisition which used $0.8 million in cash.  The Company continued to invest in its internal information technology infrastructure during the thirty-nine week period ended October 3, 2015, including $0.4 in a new project management software platform, initially for its Canadian Engineering division.  The initial implementation is anticipated to be substantially complete and operational by the end of the Company’s fiscal year and the total cost for the first phase is expected to be as much as $1.0 million, inclusive of amounts already spent.  The Company anticipates that it will extend this new project management software platform to its United States Engineering divisions and possibly its Information Technology segment, starting as early as the Company’s fourth quarter and costing up to an additional $0.5 million.

The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as some time in fiscal 2016.  The Company estimates this upgrade or replacement of the SAP system will cost between $1.0 million and $2.0 million.  These estimates are subject to material change.

Financing Activities
Financing activities used $5.2 million of cash for the thirty-nine week period ended October 3, 2015 as compared to providing $0.3 million in the comparable prior year period.  The Company made net repayments under its line of credit of $5.0 million during the thirty-nine week period ended October 3, 2015.  The Company generated cash of $0.4 million in the thirty-nine week period ended October 3, 2015 as compared to $0.6 million for comparable prior year period from sales of shares from its equity plans. The Company paid contingent payments of $0.1 million and $0.3 million to the former principles of BGA during the current year and comparable prior year periods, respectively.  The Company used $0.5 million to repurchase common stock.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 12, 2014 when the maturity date was extended to December 11, 2019.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirty-nine week period ended October 3, 2015 was 2.5%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2014 which was expressly permitted under its amended Revolving Credit Facility.  As of October 3, 2015, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of October 3, 2015 and January 3, 2015 were $15.0 million and $20.0 million, respectively, and there were letters of credit outstanding for $0.8 million as of both dates.  At October 3, 2015, the Company had availability for additional borrowings under the Revolving Credit Facility of $19.2 million.

As of October 3, 2015, $1.3 million of the $4.5 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, with $0.1 million of this portion held in U.S. dollars and the balance held in Canadian dollars.

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

The Company has a subcontract agreement with Black & McDonald Limited (“B&M”) to provide engineering and procurement services under B&M’s master services agreement with Ontario Power Generation (“OPG”).  The Company understands that in October 2014, OPG provided to B&M notice of default and termination of a large purchase order from OPG to B&M with respect to which B&M had engaged several subcontractors, including the Company. B&M notified the Company that it is disputing OPG’s default claim on this purchase order. Subsequently, OPG has disputed the services provided on several other smaller purchase orders. As of October 3, 2015 the Company had outstanding accounts receivable from B&M under disputed purchase orders by OPG of $1.7 million and, including such disputed amounts, a total of $5.8 million of outstanding accounts receivable from B&M. OPG has indicated to the Company that it will not make any further payments to B&M on the projects in dispute. The Company has received notice from B&M that while B&M disputes OPG’s assertion it is in default on any contested purchase order, B&M believes that in the event that it is in default under its agreement with OPG, then the Company may also be in default under its agreement with B&M.  The Company does not agree with this assertion.

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

The Company purchased and began implementing a new project management software platform in early 2015, initially for its Canadian Engineering division.  The initial implementation is anticipated to be substantially complete and operational by the end of the Company’s fiscal year and the total cost for the first phase is expected to be as much as $1.0 million.  The Company anticipates that it will extend this new project management software platform to its United States Engineering divisions and possibly its Information Technology segment starting as early as the Company’s fourth quarter and costing up to an additional $0.5 million.  The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as some time in fiscal 2016.  The Company estimates this upgrade or replacement of the SAP system will cost between $1.0 million and $2.0 million.  These estimates are subject to material change.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2015 (After October 3, 2015)	$896
2016	2,809
2017	2,287
2018	1,777
2019	756
Thereafter	308
Total	$8,833

Future Contingent Payments
As of October 3, 2015, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”); and 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC (“SDS”). The Company estimates future contingent payments at October 3, 2015 as follows:

Fiscal Year	BGA	PCI	SDS	Total
2015	$127	$262	$ -	$389
2016	271	197	180	648
2017	-	307	253	560
2018	-	-	313	313
Estimated future contingent consideration payments	$398	$766	$746	$1,910

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI and SDS are capped at cumulative maximums of $2.6 million, $2.0 million and $1.5 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of October 3, 2015.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of October 3, 2015, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirty-nine week period ended October 3, 2015, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense for the period would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

RCM Technologies, Inc.
Date: November 5, 2015	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 5, 2015	By: /s/ Kevin D. Miller
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

Date: November 5, 2015	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

Date: November 5, 2015	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended October 3, 2015 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  November 5, 2015

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended October 3, 2015 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  November 5, 2015