Form 10-K
period 2015-12-30
RCM TECHNOLOGIES INC
filed 2016-03-02
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $39.3 million based upon the closing price of $5.69 per share of the registrant’s common stock on July 3, 2015 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of March 2, 2016: 12,474,200.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2016 Proxy Statement is not filed by May 2, 2016 (the first business day following the day that is 120 days after the last day of the registrant’s 2015 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

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

ITEM 1. BUSINESS

General

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced engineering and information technology services.  RCM is also a provider of specialty health care services to major health care institutions and educational facilities.  RCM has been an innovative leader in the design, development, and delivery of these services to commercial and government sectors for over 40 years.  Over the years, the Company has developed and assembled an attractive, diverse and extensive portfolio of capabilities, service offerings and delivery options, established a proven record of performance and credibility, and built an efficient pricing structure.  This combination offers clients a compelling value proposition with the potential to substantially accelerate the successful attainment of their business objectives.

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

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized businesses in such industries as Aerospace/Defense, Energy, Financial Services, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology.  RCM believes it offers a range of solutions that fosters long-term client relationships, affords cross-selling opportunities, and minimizes the Company’s dependence on any single technology or industry sector.  RCM sells and delivers its services through a network of 29 offices in selected regions throughout North America.

The Company is a Nevada corporation organized in 1971.  The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ  08109-4613.

During the fiscal year ended January 2, 2016, approximately 43.4% of RCM’s total revenues were derived from Engineering services, 31.7% from IT services, and the remaining 24.9% from Specialty Health Care services.

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

In the health care services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for health care service companies, including the Company’s Specialty Health Care Services group.  Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years.

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

To accomplish this, the Company’s financial reporting and accounting systems are centralized in the Company’s operational headquarters in Parsippany, NJ.  The systems have been configured to perform all back office functions, including payroll, project management, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company anticipates a comprehensive review of its financial reporting and accounting system platform in fiscal 2016.  The Company utilizes third-party software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its third-party financial reporting and accounting system.  The Company has not determined when this contemplated replacement may be necessary but it could be as early as late fiscal 2016. The Company estimates this upgrade or replacement of the third-party system will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

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

As of January 2, 2016, the Company assigned approximately 610 engineering and technical personnel to its customers.

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

ITEM 1. BUSINESS (CONTINUED)

Information Technology (Continued)

The RCM Enterprise Business Solutions Group’s core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and methodologies by bundling software, systems, tools and services into integrated business and technology solutions.  Invoices on projects whereby the Company sold its own proprietary software were not material for the fiscal year ended January 2, 2016.

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

As of January 2, 2016, the Company assigned approximately 420 information technology personnel to its customers.

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

As of January 2, 2016, the Company assigned approximately 1,130 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 29 branch offices located in the United States, Canada and Puerto Rico.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
U.S.
California	2	HC
Connecticut	2	E
Florida	1	HC
Hawaii	1	HC
Illinois	1	HC
Maryland	1	IT
Massachusetts	1	IT
Michigan	2	IT
Minnesota	1	IT
New Jersey	3	IT, E
New York	3	IT, E, HC
Oregon	1	IT
Pennsylvania	2	E, HC
Rhode Island	1	E
Wisconsin	1	E
	23

CANADA	5	IT, E

PUERTO RICO	1	IT

(1) Services provided are abbreviated as follows:
E     - Engineering
IT   - Information Technology
HC - Specialty Health Care

Branch offices are primarily located in markets that the Company believes have strong growth prospects for the Company’s services.  The Company’s branches are operated in a decentralized, entrepreneurial manner with most branch offices operating as independent profit centers.  The Company’s branch managers are given significant autonomy in the daily operations of their respective offices and, with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing strategies, pricing, hiring and training.  Branch managers are paid on a performance-based compensation system designed to motivate the managers to maximize growth and profitability.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico.  Revenues for the fiscal year ended January 2, 2016 and total assets by geographic area as of January 2, 2016 are as follows ($ in thousands):

	Revenues	Total Assets
United States	$150,024	$63,886
Canada	29,519	15,640
Puerto Rico	6,193	1,810
	$185,736	$81,336

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

The Company has elevated the importance of working with and developing its partner alliances with technology firms.  Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company.  Relations have been established with firms such as ADP, IBM, Mercury, Microsoft and  Oracle among others.  The partner programs may be managed either at a national level from RCM’s corporate offices or at a regional level from its branch offices.

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

The Company’s larger recognizable customers include 3M, ADP, Amgen, Atrium Medical, Bimbo Bakeries, Black and McDonald, Bruce Power Limited Partnership (“Bruce Power”), Bruckner Supply Company, Chicago Public Schools, Chrysler Corporation, Con Edison, Covanta, CR Bard, Entergy, Exelon Nuclear, FlightSafety International, Hamilton Sundstrand, Hawaii Department of Education, Hawaii State Hospital, Johnson and Johnson, Lilly del Caribe, McNeil Consumer Healthcare, New York City Board of Education, New York Power Authority, Novartis, Ontario Power Generation, Pfizer, Pragmatics, Pratt and Whitney, PSE&G, Regeneron Pharmaceuticals, Ryder, Sikorsky Aircraft, United Health Group, United Technologies Corporation, Verizon, Vermont Yankee Nuclear Power and Zimmer Holdings, Inc.  The Company serves Fortune 1000 companies and many middle market clients.  The Company’s relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During the fiscal year ended January 2, 2016, no client accounted for 10% or more of the Company’s revenues.  The Company’s five, ten and twenty largest customers accounted for approximately 33.7%, 48.3% and 60.5%, respectively, of the Company’s revenues for the fiscal year ended January 2, 2016.

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

RCM has partnered with several internationally recognized vendors to deploy their business solutions internally, with systems designed to provide centralized management and a supported network.

RCM has upgraded its perimeter network and WAN architecture throughout the U.S. and Canada to a secure centralized model. The hub datacenter at its operational headquarters has been outfitted with redundant fiber circuits, and redundant firewalls, routers and switching architecture protects against hardware failure. Access to the network is restricted for security reasons.

ITEM 1. BUSINESS (CONTINUED)

Information Systems (Continued)

The Company has enhanced its ERP hardware, Application and Operating system to accommodate its growing needs.  The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting, budgeting and consolidation reporting functionality.  The Company believes that it will become necessary to upgrade or replace its financial reporting and accounting system.  The Company has not determined when this contemplated replacement may be necessary but it could be as early as late fiscal 2016. The Company estimates this upgrade or replacement of its ERP system will cost somewhere between $1.0 million and $2.0 million. These estimates are subject to change.

The Company’s internet presence is an integral part of its strategic initiative to improve visibility and contextualize its business offerings. The company’s website has been revised, making the site more interactive, with improved web analytics.

The Company uses an application service provider (ASP) solution for sourcing candidates and fulfilling client requirements. The integrated solution allows RCM to track all client requirements on an enterprise level.  RCM recruiters are able to search multiple sources (e.g. job boards) to identify and match suitable candidates for an opportunity or need, and to build and maintain a proprietary database of prequalified candidates, thereby enhancing our ability to respond quickly to client demands.  Customized reporting and query capabilities allow RCM management to monitor personnel performance and client responsiveness. All data and information is accessible via a web portal.

In the interest of consolidation and being green, RCM is currently deploying sophisticated virtualization technology. The server footprint at the primary datacenter in Parsippany, NJ has been reduced by 90% without compromising systems integrity or redundancy. Implementation of V-motion, fault tolerance, high availability and centralized management are an integral part of this solution. Green initiatives include partnerships with vendors for the recycling of used printers, toners, servers, desktops and mobile devices.

Other Information

Safeguards - Business, Disaster and Contingency Planning
RCM has implemented a number of safeguards to protect the Company from various system-related risks including Redundant Telecommunications and server systems architecture, multi-tiered server and desktop backup infrastructure, and data center physical and environmental controls.  In addition, RCM has developed disaster recovery / business continuity procedures for all offices.

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

Additionally, RCM has contracted and brokered strategic relationships with third-party vendors to meet its recovery objectives in the event of a system disruption.  For example, comprehensive service level agreements for RCM’s data circuits and network devices guarantee minimal outages as well as network redundancy and scalability.

ITEM 1. BUSINESS (CONTINUED)

Other Information (Continued)

The Company’s ability to protect its data assets against damage from fire, power loss, telecommunications failures, and facility violations is critical.  To address potential cyber security threats, the Company uses a third-party mail management service to filter all emails destined for the RCMT domain before being delivered to the corporate mail servers. The service has also been deployed to safeguard the enterprise from malicious internet content. The deployment of virus, spam, and patch management controls extends from the perimeter network to all desktops and is centrally monitored and managed.  In addition to the virus and malware controls, an Intrusion Protection System (IPS) monitors and alerts on changes in network traffic patterns as well as known hostile signatures.

The Company maintains a disaster recovery plan that outlines the recovery time / point objectives (RTO / RPO), organization structure, roles and procedures, including site addendum disaster plans for all of its key operating offices.  Corporate IT personnel regulate the maintenance and integrity of backed-up data throughout the Company.

The Parsippany Datacenter moved in the first quarter of fiscal 2015 to a third-party Internet Data Center (“IDC”).  The IDC provides RCM with a robust data center environment with redundant HVAC, commercial power feeds, ten 2000kW diesel generator sets with five 10,000 gallon above ground fuel oil storage tanks to provide standby power and dry pipe fire suppression.  In addition the IDC provides 24x7 security staffing, closed-circuit monitors, secure-card key access, biometrics scanners, man traps, and alarmed doors.

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

Employees

As of January 2, 2016, the Company employed an administrative, sales, recruiting and management staff of approximately 200 people, including licensed engineers and certified IT specialists who, from time to time, participate in engineering design and IT projects undertaken by the Company.  As of January 2, 2016, there were approximately 610 engineering and technical and 420 information technology personnel assigned by the Company to work on client projects for various periods and there were approximately 1,130 specialty health care services personnel assigned to clients.  None of the Company’s employees are party to a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

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

Economic Trends

Adverse global economic conditions, such as the worldwide crisis that began in mid-2007, may create conditions such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and volatility in credit, equity and fixed income markets.   Any or all of these developments can negatively affect the Company’s business, operating results or financial condition in a number of ways.  For example, current or potential customers may be unable to fund capital spending programs, new product launches of other similar endeavors whereby they might procure services from the Company, and therefore delay, decrease or cancel purchases of services or not pay or delay paying for previously purchased services.  In addition, these conditions may cause the Company to incur increased expenses or make it more difficult either to utilize existing debt capacity or otherwise obtain financing for operations, investing activities (including the financing of any future acquisitions), or financing activities, all of which could adversely affect the Company’s business, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” the Company’s five, ten and twenty largest customers accounted for approximately 33.7%, 48.3% and 60.5%, respectively, of revenues for the fiscal year ended January 2, 2016.  During the fiscal year ended January 2, 2016, no single customer accounted for more than 10% of total revenues.  The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenues through a subcontractor relationship.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

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

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition.  The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At January 2, 2016, the Company had $21.0 million in borrowings under the Revolving Credit Facility outstanding and $0.8 million outstanding under letters of credit.  At January 2, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.2 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At January 2, 2016, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

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

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico.  For the fiscal year ended January 2, 2016, approximately 19.2% of the Company’s revenues were generated outside the United States.  There are certain risks inherent in conducting business internationally including:  the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences.  To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 29 administrative and sales offices located in the United States, Puerto Rico and Canada.  The majority of the Company’s offices typically consist of 1,000 to 15,000 square feet and are typically leased by the Company for terms of one to three years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company’s executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 11,200 square feet and are leased at a rate of approximately $16.00 per square foot per annum for a term ending on June 30, 2020.

The Company’s operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 16,000 square feet and are leased at a rate of approximately $21.25 per square foot per annum for a term ending on October 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters seek approximately $1.9 million in damages as of January 2, 2016.  As of January 2, 2016, the Company had an accrual of $0.2 million for any such liabilities.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are traded on The NASDAQ Global Market under the Symbol “RCMT.”  The following table sets forth approximate high and low sales prices for the two years in the period ended January 2, 2016 as reported by The NASDAQ Global Market:

	Common Stock
Fiscal Year Ended January 3, 2015	High	Low
First Quarter	$7.22	$6.02
Second Quarter	$6.95	$6.03
Third Quarter	$7.82	$6.02
Fourth Quarter	$9.25	$6.38

Fiscal Year Ended January 2, 2016
First Quarter	$7.00	$5.56
Second Quarter	$6.74	$5.27
Third Quarter	$5.74	$4.16
Fourth Quarter	$5.74	$4.24

Holders

As of February 12, 2016, the approximate number of holders of record of the Company’s Common Stock was 386. Based upon the requests for proxy information in connection with the Company’s 2015 Annual Meeting of Stockholders, the Company believes the number of beneficial owners of its Common Stock is approximately 2,817.

Dividends

On December 30, 2015, the Company paid to stockholders of record on December 22, 2015 a special cash dividend of $1.00 per share of common stock.  The Company also accrued $1.00 per share on 208,834 unvested restricted stock units.  On December 30, 2014, the Company paid to stockholders of record on December 26, 2014 a special cash dividend of $2.00 per share of common stock.  The Company also accrued $2.00 per share on 500,000 unvested restricted stock units.  All restricted stock units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  Total accrued dividends as of January 2, 2016 were $530,502 to be paid when the restricted stock units vest, 125,502 in fiscal 2016 and 405,000 in fiscal 2017.  Dividends on any forfeited restricted stock units will be forfeited.

The entire fiscal 2015 dividend was treated as return of capital.  Approximately 3.5% of the special fiscal 2014 cash dividend was treated as an ordinary taxable dividend and the approximate balance of 96.5% was treated as a return of capital.

Any future payment of dividends will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company’s capital stock without the prior consent of the majority of the Company’s lenders.  Such consent was received prior to the fiscal 2015 and 2014 distributions.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

Stock Repurchase by Issuer

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  During fiscal 2015, the Company repurchased 585,966 shares for an average price of $4.84 for a total of $2.8 million.  The Company did not repurchase any common stock on the open market during fiscal 2014.

The following table provides information relating to the shares we received during the fourth quarter of the fiscal year ended January 2, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 4, 2015 - November 3, 2015	371,546	$4.71	371,546	$2,740,000
November 4, 2015 - December 3, 2015	45,017	5.36	45,017	2,499,000
December 4, 2015 - January 2, 2016	66,221	5.06	66,221	2,164,000
Total	482,784	$4.82	482,784	$2,164,000

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Project Services
The Company recognizes revenues in accordance with current revenue recognition standards under ASC 605, Revenue Recognition, which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  Amounts invoiced in excess of revenues recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion). In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

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
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

Transit Accounts Receivable and Transit Accounts Payable
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the fifty-two week period ended January 2, 2016, total gross billings, including both transit cost billings and the Company’s earned fees, was $65.9 million, for which the Company recognized $34.5 million of its net fee as revenue.  During the fifty-three week period ended January 3, 2015, total gross billings, including both transit cost billings and the Company’s earned fees, was $72.6 million, for which the Company recognized $41.0 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $7.5 million and related transit accounts payable was $9.0 million, a net payable of $1.5 million, as of January 2, 2016.

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

The Company’s allowance for doubtful accounts experienced an increase of $0.4 million as its balance was $1.4 million as of January 2, 2016 and $1.0 million as of January 3, 2015.  The Company attributes the increase to fluctuations in the normal course of business.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of January 2, 2016, the Company had domestic short term deferred tax assets of $0.6 million, a foreign short-term deferred tax liability of $0.2 million and domestic long term net deferred income tax liabilities of $0.3 million.   The domestic short term deferred tax assets primarily represent the net tax effect of accrued expenses and prepaid assets which will be deductible for tax purposes within a twelve month period.  The domestic long term deferred tax liabilities primarily represent $0.6 million in advanced fixed asset deductions for tax purposes offset by a $0.4 million long term asset from the tax effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods, offset by other small amounts.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada and Puerto Rico. The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011 and 2012.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  With limited exceptions, the Company is no longer subject to audits by federal, state and local tax authorities in the United States for tax years prior to 2011.  The Company is no longer subject to audit in Canada prior to tax year 2010.  The Company is no longer subject to audit in Puerto Rico prior to tax year 2005.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Results of Operations ($ in thousands)

	Fiscal Years Ended
	January 2, 2016		January 3, 2015
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$185,736	100.0	$193,770	100.0
Cost of services	133,851	72.1	142,077	73.3
Gross profit	51,885	27.9	51,693	26.7

Selling, general and administrative	42,567	22.9	39,972	20.6
Depreciation and amortization	1,467	0.8	1,203	0.6
Operating costs and expenses	44,034	23.7	41,175	21.2

Operating income	7,851	4.2	10,518	5.5
Other (expense) income, net	(697)	0.4	83	0.0

Income before income taxes	7,154	3.8	10,601	5.5
Income tax expense	1,139	0.6	3,787	2.0

Net income	$6,015	3.2	$6,814	3.5

The above summary is not a presentation of results of operations under generally accepted accounting principles in the United States of America and should not be considered in isolation or as an alternative to results of operations as an indication of the Company’s performance.

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2016 (fiscal 2015) had fifty-two weeks and the fiscal year ended January 3, 2015 (fiscal 2014) had fifty-three weeks.

Fiscal Year Ended January 2, 2016 Compared to Fiscal Year Ended January 3, 2015

Revenues.  Revenues decreased 4.1%, or $8.0 million, for the fiscal year ended January 2, 2016 as compared to the prior fiscal year (the “comparable prior year period”).  Revenues decreased $19.0 million in the Engineering segment and $0.3 million in the Information Technology segment and increased $11.3 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate. For the fiscal year ended January 2, 2016, the Company generated total revenues from its Canadian clients of $38.6 million in Canadian dollars ($37.6 million generated by work performed in Canada and $1.0 million generated by work performed in the U.S.), which translated to $30.3 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 78.5%.  For the fiscal year ended January 3, 2015, the Company generated total revenues from its Canadian clients of $58.6 million in Canadian dollars ($52.7 million generated by work performed in Canada and $5.9 million generated by work performed in the U.S.), which translated to $53.1 million in revenues in U.S. dollars based on an effective Canadian to U.S. dollar exchange rate of 90.5%. Had the effective Canadian exchange rate for the fiscal year ended January 2, 2016 of 78.5% been the same as the comparable prior period effective rate of 90.5%, reported revenues in U.S. dollars for the fiscal year ended January 2, 2016 would have been $4.6 million higher.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2016 Compared to Fiscal Year Ended January 3, 2015 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 5.8%, or $8.2 million, for the fiscal year ended January 2, 2016 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues, a deliberate effort to reduce cost of services as a percentage of revenues and the decrease in the Canadian exchange rate.  Cost of services as a percentage of revenues decreased to 72.1% for the fiscal year ended January 2, 2016 from 73.3% for the comparable prior year period. See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses increased 6.5%, or $2.6 million, for the fiscal year ended January 2, 2016 as compared to the comparable prior year period.  The increase in SGA expense was primarily due to investment in personnel and infrastructure necessary to support current and prospective revenues and new service offerings.  SGA expense as a percentage of revenues increased to 22.9% for the fiscal year ended January 2, 2016 as compared to 20.6% for the comparable prior year period.  SGA expense as a percentage of revenues increased due to increased investment the Company’s personnel and infrastructure combined with the decrease in revenues. The major components of the increased investment in SGA expense are as follows: $1.1 million for increases to selling and recruiting compensation and related costs, $0.6 million for equity compensation, $0.5 million for internal information technology infrastructure, $0.4 million for increases to medical insurance and claims and  $0.3 million for compensation and related costs for existing, new and reclassified (from cost of services) management and administrative personnel, partially offset by net reductions in other components of SGA expense totaling $0.3 million.

Other (Expense) Income, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  The Company’s interest expense, net of interest income for the fiscal year ended January 2, 2016 increased by approximately $0.4 million as compared to the comparable prior year period, primarily due to the Company borrowings under its line of credit facility. The Company borrowed $6.0 million and $20.0 million in December of 2015 and 2014, respectively, in order to finance a special cash dividend of $12.5 million and $25.3 million, respectively, each paid late in the fourth quarter of the relevant year.  The Company’s outstanding borrowings under its line of credit was $21.0 million as of January 2, 2016. During the Company’s fiscal 2015 fourth quarter the Company recorded a loss of $0.1 million on the sale of its QAD software implementation business unit (formerly a part of the Company’s Information Technology segment).

Income Tax Expense.  The Company recognized $1.1 million of income tax expense for the fiscal year ended January 2, 2016 as compared to $3.8 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 15.9% as compared to 35.7%. The primary differences were as follows: 1) decrease of 26.9% related to the discreet write-off of tax goodwill (GAAP book value was zero) associated with the sale of a business unit in the Company’s Information Technology segment; 2) increase of 2.1% due to reduction in the ratio of Canadian pretax income versus U.S. pretax income; and 3) increase of 2.4% due to the timing of permanent differences. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income versus U.S. pretax income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2016 Compared to Fiscal Year Ended January 3, 2015 (Continued)

Segment Discussion (See Note 14 to the Consolidated Financial Statements)

Engineering

Engineering revenues of $80.7 million in the fiscal year ended January 2, 2016 decreased $19.0 million, or 19.1%, as compared to the comparable prior year period.  The decrease was primarily due to a decrease in revenues of $22.7 million in the Company’s Canadian clients, resulting from a reduced level of project activity with the Company’s Canadian engineering clients and a significant decrease in the Canadian dollar exchange rate.  The effective Canadian dollar exchange rate for the fiscal year ended January 2, 2016 for Engineering segment revenues was 78.5% as compared to 90.5% for the comparable prior year period.  The change in the effective exchange rate resulted in a reduction of revenues converted from Canadian dollars to U.S. dollars of $4.4 million for the fiscal year ended January 2, 2016, as compared to what the amount would have been had the exchange rate been the same as the prior year.  The Engineering segment gross profit margin increased to 25.1% for the fiscal year ended January 2, 2016, as compared to the comparable prior year period gross profit margin of 23.9%. The primary reason for the increase in gross profit margin was an improved mix of higher margin project work with the Engineering segment’s Energy Services clients in the United States. The Engineering segment operating income was $3.4 million for the fiscal year ended January 2, 2016 as compared to $6.9 million for the comparable prior year period.  The decrease of $3.5 million in operating income was primarily due to a decrease in gross profit of $3.6 million. The Engineering segment’s gross profit decreased due to the decrease in revenues.

Information Technology

Information Technology revenues of $58.9 million in the fiscal year ended January 2, 2016 decreased $0.3 million, or 0.1%, as compared to the comparable prior year period.  The decrease was primarily due to a decrease in revenues of $8.8 million from the Life Sciences Practice’s two largest fiscal 2014 clients that had multiple projects either conclude or significantly decelerate in 2015, offset by increases to several other clients, particularly in the segment’s Human Resources Services group. The Information Technology segment’s gross profit for the fiscal year ended January 2, 2016 increased $0.2 million as compared to the comparable prior year period primarily due to an increase in gross profit margin to 30.7% for the fiscal year ended January 2, 2016, as compared to 30.3% for the comparable prior year period. The Information Technology segment operating income was $3.0 million for the fiscal year ended January 2, 2016 as compared to $3.2 million in the comparable prior year period. The decrease of $0.2 million was primarily due to an increase in SGA expense of $0.4 million. The increase in SGA expense was primarily due to increases in compensation and related costs and a higher allocation of corporate-generated SGA expense.

Specialty Health Care

Specialty Health Care revenues of $46.1 million in the fiscal year ended January 2, 2016 increased $11.3 million, or 32.4%, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $3.6 million from the travel nursing staffing group, $2.5 million from the recently expanded Chicago office, $2.2 million from the Honolulu office, $1.6 million from the health information management staffing group, $0.9 million from the New York City office and $0.6 million in permanent placement revenues. The Specialty Health Care segment’s gross profit for the fiscal year ended January 2, 2016 increased by $3.6 million, or 36.4%, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues and an increase in gross profit margin to 29.4% for the fiscal year ended January 2, 2016 as compared to 28.5% for the comparable prior year period. The increase in gross profit margin was primarily driven by an increased focus on delivering higher margin staffing services and increases to the segment’s permanent placement revenues. Specialty Health Care’s operating income for the fiscal year ended January 2, 2016 was $1.5 million as compared to $0.4 million for the comparable prior year period.  The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense.  SGA expense increased by $2.5 million, to $11.9 million in the fiscal year ended January 2, 2016 as compared to $9.4 million in the comparable prior year period. SGA expense increased primarily due to increased investment in the segment’s newer service lines or clients (Chicago, travel nursing staffing and health information management), and also a higher allocation of corporate-generated SGA expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows
($ in thousands):

	Fiscal Years Ended
	January 2, 2016	January 3, 2015
Cash provided by (used in):
Operating activities	$12,481	$4,181
Investing activities	($3,036)	($2,161)
Financing activities	($14,188)	($4,571)

Operating Activities

Operating activities provided $12.5 million of cash for the fifty-two week period ended January 2, 2016 as compared to $4.2 million in the comparable prior year period.  The major components of the cash provided by or used in operating activities in the fifty-two week period ended January 2, 2016 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs and net changes to deferred taxes and liabilities.

Net income for the fifty-two week period ended January 2, 2016 was $6.0 million as compared to $6.8 million for the comparable prior year period.  A decrease in accounts receivables in the fifty-two week period ended January 2, 2016 provided $4.3 million as compared to using $4.9 million in the comparable prior year period. The Company primarily attributes the decrease in accounts receivables for the fifty-two week period ended January 2, 2016 to progress in collecting certain aged accounts receivable in Canada.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $1.5 million as of January 2, 2016 and  $2.8 million as of January 3, 2015, so the cash impact during the fifty-two week period ended January 2, 2016 used $1.3 million in cash.

Prepaid expenses and other current assets used $2.2 million of cash for the fifty-two week period ended January 2, 2016 as compared to using $0.5 million in the comparable prior year period.  The primary reasons for the increase in prepaid expenses and other current assets of $1.7 million were that as of January 2, 2016 the Company reclassified $1.4 million in prepaid Canadian sales tax from accounts receivable and a $0.5 million increase to prepaid and income tax receivables, offset by a $0.2 million decrease from other charges.

A decrease in accounts payable and accrued expenses used $0.1 million for the fifty-two week period ended January 2, 2016 as compared to using $3.0 million for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.  The increase in accrued payroll and related costs for the fifty-two week period ended January 2, 2016 provided $0.9 million in cash as compared to using $2.3 million for the comparable prior year period.  The Company primarily attributes the difference to the timing of its bi-weekly pay period.

The Company had $0.1 million in deferred tax assets, net of deferred tax liabilities as of January 2, 2016, as compared to $1.4 million in deferred tax assets, net of deferred tax liabilities as of January 3, 2015, the changes  of which  provided $1.3 million in cash. The primary reasons for the changes were as follows: a decrease in future tax amortization for intangible assets associated with asset acquisitions provided $0.7 million, the realization of the tax benefits on vested equity compensation provided $0.3 million, advance depreciation deducted in the current year provided $0.2 million, an increase to prepaid expense deferral provided $0.1 million and an increase in foreign short term deferred tax liability provided $0.1 million, which was offset by other net changes that used $0.1 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities

Investing activities used cash of $3.0 million for the fifty-two week period ended January 2, 2016 as compared to using $2.1 million in the comparable prior year period.  The primary reasons for the increase of $0.9 million for investing activities were the SDS acquisition which used $0.8 million in cash and an increase in acquired property and equipment of $0.7 million, which was offset by $0.6 million in cash proceeds received from the sale of a business unit.  The Company continued to invest in its internal information technology infrastructure during the fifty-two week period ended January 2, 2016, including $0.8 in a new project management software platform, initially for its Canadian Engineering division.  The initial implementation is anticipated to be substantially complete and operational by the end of the Company’s first quarter in fiscal 2016 and the total cost for the first phase is expected to be as much as $1.2 million, inclusive of amounts already spent.  The Company anticipates that it will extend this new project management software platform to its United States Engineering divisions and possibly its Information Technology segment, starting sometime in fiscal 2016 which the Company estimates will cost an additional $0.6 million.

Financing Activities

Financing activities used $14.2 million of cash for the fifty-two week period ended January 2, 2016 as compared to $4.6 million of cash in the comparable prior year period. The Company exercised net borrowings under its line of credit of $1.0 million during the fifty-two week period ended January 2, 2016. The Company used cash in financing activities as follows: $12.5 million for a special cash dividend paid at the end of the Company’s fiscal 2015, $2.8 million for repurchases of the Company’s common stock in open market purchases and $0.2 million was paid as contingent consideration to acquired businesses. The Company also generated $0.4 million in cash from the sale of stock under the Company’s equity compensation plans.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 12, 2014 when the facility was increased from $15.0 million and the maturity date was extended to December 11, 2019.  Borrowings under the Revolving Credit Facility bear interest at one of three alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) Citizens Bank’s prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The Company experienced a net effective interest rate of 2.5% in fiscal 2015.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid special cash dividends on December 30, 2015 and December 30, 2014 which were expressly permitted under its amended Revolving Credit Facility.  The Company was in full compliance with the covenants in its Revolving Credit Facility as of January 2, 2016.

The Company had borrowings of $21.0 million and $20.0 million as of January 2, 2016 and January 3, 2015, respectively.  At January 2, 2016 and January 3, 2015, there were letters of credit outstanding for $0.8 million.  At January 2, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

As of January 2, 2016, $0.1 million of the $1.0 million (on the Consolidated Balance Sheet) of cash and cash equivalents was held by foreign subsidiaries, principally held in Canadian dollars.

Dividends

On December 30, 2015, the Company paid to stockholders of record on December 22, 2015 a special cash dividend of $1.00 per share of common stock.  The Company also accrued $1.00 per share on 208,834 unvested restricted stock units.  On December 30, 2014, the Company paid to stockholders of record on December 26, 2014 a special cash dividend of $2.00 per share of common stock.  The Company also accrued $2.00 per share on 500,000 unvested restricted stock units.  All restricted stock units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  Total accrued dividends as of January 2, 2016 were $530,502 to be paid when the restricted stock units vest, $125,502 in fiscal 2016 and $405,000 in fiscal 2017.  Dividends on any forfeited restricted stock units will be forfeited.

The entire fiscal 2015 dividend was treated as return of capital.  Approximately 3.5% of the special fiscal 2014 cash dividend was treated as an ordinary taxable dividend and the approximate balance of 96.5% was treated as a return of capital.

Any future payment of dividends will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company’s capital stock without the prior consent of the majority of the Company’s lenders.  Such consent was received prior to the fiscal 2015 and 2014 distributions.

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

The Company has material operations in Canada; this business is conducted business primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate. For its 2015 fiscal year, the Company generated total revenues from its Canadian clients of $38.6 million in Canadian dollars ($37.6 million generated by work performed in Canada and $1.0 million generated by work performed in the U.S.), which translated to $30.3 million in revenues in U.S. dollars based on an average Canadian to U.S. dollar exchange rate of 78.5%. As of January 2, 2016, the Company had accounts receivable (not including transit accounts receivable) of $13.6 million in Canadian dollars, which translated to $9.9 million in U.S. dollars based on a Canadian to U.S. dollar exchange rate at such date of 72.8%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments (Continued)

From January 4, 2016 through February 24, 2016 the Canadian to U.S. dollar exchange rate averaged 71.2%. Had the Company’s average fiscal 2015 Canadian to U.S. dollar exchange rate of 78.5% been 10.0% lower or 70.7% than rate actually experienced, then Canadian dollar revenues of $38.6 million generated in fiscal 2015 by Canadian clients would have translated to $28.0 million in U.S. dollars as opposed to the $30.3 million in U.S. dollars actually reported, for a reduction in recorded revenues of $2.3 million in U.S. dollars.

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

The Company purchased and began implementing a new project management software platform in early 2015, initially for its Canadian Engineering division.  The initial implementation is anticipated to be substantially complete and operational by the end of the Company’s first quarter in fiscal 2016 and the total cost for the first phase is expected to be as much as $1.2 million, with $0.8 million incurred during fiscal 2015.  The Company anticipates that it will extend this new project management software platform to its United States Engineering divisions and possibly its Information Technology segment starting sometime in fiscal 2016 which the Company estimates will cost an additional $0.6 million.  The Company utilizes third-party software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its third-party financial reporting and accounting system, perhaps as early as sometime in late fiscal 2016.  The Company estimates this upgrade or replacement of the third-party system will cost between $1.0 million and $2.0 million.  These estimates are subject to material change.

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
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments (Continued)

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2020.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2016	$3,105
2017	2,701
2018	2,180
2019	884
2020	431
Thereafter	51
Total	$9,352

As of January 2, 2016, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”); and 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC (“SDS”). The Company estimates future contingent payments at January 2, 2016 as follows:

Fiscal Year	Total
January 2, 2016	$822
December 31, 2016	665
December 30, 2017	313
Estimated future contingent consideration payments	$1,800

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI and SDS are capped at cumulative maximums of $1.9 million, $1.9 million and $1.5 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of January 2, 2016.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

Significant employment agreements are as follows:

Executive Severance Agreements with Rocco Campanelli and Kevin Miller

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
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments (Continued)

Executive Severance Agreements with Rocco Campanelli and Kevin Miller (Continued)

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

The Company’s business is labor intensive; therefore, the Company has a high exposure to increasing health care benefit costs.  The Company attempts to compensate for these escalating costs in its business cost models and customer pricing by passing along some of these increased health care benefit costs to its customers and employees, however, the Company has not been able to pass on all increases.  The Company is continuing to review its options to further control these costs, which the Company does not believe are representative of general inflationary trends.  Otherwise, inflation has not been a meaningful factor in the Company’s operations.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services.  On July 9, 2015, the FASB voted to delay the effective date of this standard by one year. This deferral resulted in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  However, early adoption is permitted so that ASU 2014-09 would become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company intends to adopt the standard early so that it will be effective for the Company beginning in the first quarter of fiscal 2017.  The new standard permits the use of either the retrospective or cumulative effect transition method on adoption.    The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt, but does not anticipate a material impact.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued.  The standard update will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted.  The Company is evaluating the effect that ASU 2014-15 will have on its consolidated financial statements and related disclosures, but does not anticipate a material impact.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements.  Under the standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability.  Amortization of the costs is reported as interest expense.  However, for debt issuance costs related to line-of-credit arrangements, such costs can be deferred and presented as an asset and subsequently amortized ratably over the term of the arrangement.  The standard will be effective for the annual period beginning after December 15, 2015.  The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.  The Company incurred de minimis costs associated with changes to its line of credit in fiscal 2015 and expensed those costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

New Accounting Standards (Continued)

In April 2015, the FASB issued ASU No. 2015-05(ASU 2015-05), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for public entities for annual and interim periods therein beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The Company is currently evaluating the impact the adoption of ASU 2015-05 will have on its consolidated financial statements, but does not anticipate a material impact.

In September 2015, The FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.   With the issuance of ASU 2015-16, the current guidance under FASB Accounting Standards Codification (FASB ASC) 805 eliminates the requirement that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period.   The measurement period is one year from the date of the acquisition.  The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The financial statements should contain the effect on earnings of changes in depreciation, amortization or other income effects calculated as if the accounting had been completed at acquisition date.  The financial statements should also separately present on the face of the income statement, or disclose in the footnotes, the amount of adjustments recorded in the current period, by line item, that would have been recorded in prior periods had the adjustment been made at the date of acquisition.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  For all other entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017.  Early adoption is permitted.  The Company has adopted ASU 2015-16 in fiscal 2015 and it did not have any impact on its financial statements.

In November 2015, The FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction.  The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies).  For entities other than public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018.  Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods.  The Company has adopted ASU 2015-17 for its balance sheet as presented on January 2, 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of January 2, 2016, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Presently the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable debt (using an incremental borrowing rate) would have a relatively nominal impact on the Company’s results of operations.  The Company does not expect any material loss with respect to its investment portfolio.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2016 based upon criteria in Internal Control-Integrated Framework issued and updated in fiscal 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of January 2, 2016, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2016 Proxy Statement and is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	44,500	$8.12	382,000
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	44,500	$8.12	382,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

		(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

(10)(o)
Amendment, dated as of July 21, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders; incorporated by reference to Exhibit 10(o) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 filed with the Securities and Exchange Commission on February 27, 2014 (the “2013 10-K”).

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

	*	(10)(z)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the December 2014 8-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	10(aa)
RCM Technologies, Inc. Change in Control Plan for Selected Executive Management (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015, and incorporated herein by reference).

	*	10(bb)
Amendment 2015-3 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting filed with the Securities and Exchange Commission on October 30, 2015.

	*	10(cc)
Fifth Amendment to Second Amended and Restated Amendment, dated as of December 14, 2015, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender. (Filed herewith.)

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

(32.1)
Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)  (Furnished herewith)

(32.2)
Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)  (Furnished herewith)

		101.INS	XBRL Instance Document (Filed herewith)

		101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith)

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith)

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith)

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents (Filed herewith)

		101.DEF	XBRL Taxonomy Definition Linkbase Document (Filed herewith)

*		Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: March 2, 2016	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date: March 2, 2016	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 2, 2016	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2016	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 2, 2016	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Chairman and Director

Date: March 2, 2016	By:	/s/ Roger H. Ballou
Roger H. Ballou
Director

Date: March 2, 2016	By:	/s/ Maier O. Fein
Maier O. Fein
Director

Date: March 2, 2016	By:	/s/ Leon Kopyt
Leon Kopyt
Director

Date: March 2, 2016	By:	/s/ Richard D. Machon
Richard D. Machon
Director

Date: March 2, 2016	By:	/s/ S. Gary Snodgrass
S. Gary Snodgrass
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS January 2, 2016 and January 3, 2015 (Amounts in thousands, except share and per share amounts, unless otherwise indicated)

	January 2,	January 3,
	2016	2015

Current assets:
Cash and cash equivalents	$985	$6,411
Accounts receivable, net	50,946	59,187
Transit accounts receivable	7,481	3,797
Prepaid expenses and other current assets	4,508	2,368
Deferred income tax assets, domestic	609	816
Total current assets	64,529	72,579

Property and equipment, net	4,698	3,297

Other assets:
Deposits	227	231
Goodwill	11,630	10,223
Intangible assets, net	252	194
Deferred income tax assets, domestic	-	749
Total other assets	12,109	11,397

Total assets	$81,336	$87,273

Current liabilities:
Accounts payable and accrued expenses	$7,863	$7,693
Transit accounts payable	8,995	6,658
Accrued payroll and related costs	8,606	7,783
Income taxes payable	343	860
Deferred income tax liability, foreign	250	160
Contingent consideration	822	479
Total current liabilities	26,879	23,633

Deferred tax liability, domestic	276	-
Contingent consideration	978	775
Borrowings under line of credit	21,000	20,000
Total liabilities	49,133	44,408

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,559,381 shares issued and 12,496,635 shares outstanding at January 2, 2016 and 14,148,667 shares issued and 12,671,887 shares outstanding at January 3, 2015	728	707
Additional paid-in capital	114,331	112,529
Accumulated other comprehensive income	(2,845)	91
Accumulated deficit	(69,646)	(62,933)
Treasury stock (2,062,746 shares at January 2, 2016 and 1,476,780 shares at January 3, 2015) at cost	(10,365)	(7,529)
Stockholders’ equity	32,203	42,865

Total liabilities and stockholders’ equity	$81,336	$87,273

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended January 2, 2016 and January 3, 2015
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	January 2, 2016	January 3, 2015

Revenues	$185,736	$193,770
Cost of services	133,851	142,077
Gross profit	51,885	51,693

Operating costs and expenses
Selling, general and administrative	42,567	39,972
Depreciation and amortization	1,467	1,203
Operating costs and expenses	44,034	41,175

Operating income	7,851	10,518

Other (expense) income
Interest expense and other, net	(504)	(74)
Loss on sale of business unit	(121)	-
Reduction in contingent consideration	-	129
(Loss) gain on foreign currency transactions	(72)	28
Other income	(697)	83

Income before income taxes	7,154	10,601
Income tax expense	1,139	3,787

Net income	$6,015	$6,814

Basic net income per share	$0.48	$0.54

Diluted net income per share	$0.47	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Fiscal Years Ended January 2, 2016 and January 3, 2015 (Dollars in thousands unless otherwise indicated)

	January 2,	January 3,
	2016	2015

Net income	$6,015	$6,814
Foreign currency translation adjustment	(2,936)	(890)
Comprehensive income	$3,079	$5,924

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME Fifty-Two Week Period Ended January 2, 2016 (In thousands)

	Fifty-Two Weeks Ended
	January 2, 2016	January 3, 2015

Beginning balance	$91	$815

Other comprehensive income before reclassifications	(2,936)	(890)

Amounts reclassified from accumulated other comprehensive income (a)	-	166

Net current-period comprehensive income	(2,936)	(724)

Ending balance	($2,845)	$91

(a)  This amount represents residual foreign currency translation balances in our Cataract, Inc. and RCM Technologies Ireland Holding Limited subsidiaries after these subsidiaries had been effectively liquidated.

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Amounts in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2013	13,892,265	$695	$110,605	$815	($43,237)	1,473,306	($7,500)	$61,378

Issuance of stock under employee stock purchase plan	67,092	3	336	-	-	-	-	339
Translation adjustment	-	-	-	(890)	-	-	-	(890)
Reclassification of currency translation	-	-	-	166	(166)	-	-	-
Issuance of stock upon exercise of stock options	189,310	9	767	-	-	-	-	776
Effect of excess tax deduction over book expense associated with equity awards	-	-	15	-	-	-	-	15
Share based compensation expense	-	-	806	-	-	-	-	806
Common stock repurchase	-	-	-	-	-	3,474	(29)	(29)
Cash dividend paid	-	-	-	-	(25,344)	-	-	(25,344)
Dividends declared on restricted stock units	-	-	-	-	(1,000)	-	-	(1,000)
Net income	-	-	-	-	6,814	-	-	6,814

Balance, January 3, 2015	14,148,667	707	112,529	91	(62,933)	1,476,780	(7,529)	42,865

Issuance of stock under employee stock purchase plan	73,048	4	369	-	-	-	-	373
Translation adjustment	-	-	-	(2,936)	-	-	-	(2,936)
Issuance of stock upon exercise of stock options	3,500	-	19	-	-	-	-	19
Issuance of stock upon vesting of restricted stock units	334,166	17	(17)	-	-	-	-	-
Effect of reduced tax deduction over book expense associated with equity awards	-	-	(15)	-	-	-	-	(15)
Share based compensation expense	-	-	1,446	-	-	-	-	1,446
Common stock repurchase	-	-	-	-	-	585,966	(2,836)	(2,836)
Cash dividend paid	-	-	-	-	(12,529)	-	-	(12,529)
Dividends declared on restricted stock units	-	-	-	-	(209)	-	-	(209)
Dividends on restricted stock units forfeited	-	-	-	-	10	-	-	10
Net income	-	-	-	-	6,015	-	-	6,015

Balance, January 2, 2016	14,559,381	$728	$114,331	($2,845)	($69,646)	2,062,746	($10,365)	$32,203

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended January 2, 2016 and January 3, 2015 (Dollars in thousands unless otherwise indicated)

	January 2, 2016	January 3, 2015
Cash flows from operating activities:
Net income	$6,015	$6,814

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,467	1,203
Loss on sale of business unit	121	-
Change in contingent consideration	-	(129)
Share-based compensation expense	1,446	806
Provision for losses on accounts receivable	1,021	938
Deferred income tax expense	1,322	1,906
Changes in assets and liabilities:
Accounts receivable	4,261	(4,934)
Transit accounts receivable	(4,216)	156
Prepaid expenses and other current assets	(2,225)	(494)
Accounts payable and accrued expenses	(80)	(2,988)
Transit accounts payable	2,893	2,753
Accrued payroll and related costs	837	(2,321)
Income taxes payable	(381)	456
Total adjustments	6,466	(2,648)
Net cash provided by operating activities	12,481	4,166

Cash flows from investing activities:
Property and equipment acquired	(2,790)	(2,091)
Decrease (increase) in deposits	3	(70)
Payments for business acquired	(800)	-
Cash from sale of business unit	551	-
Net cash used in investing activities	(3,036)	(2,161)

Cash flows from financing activities:
Net borrowings under line of credit	1,000	20,000
Sale of stock for employee stock purchase plan	373	339
Exercise of stock options	19	776
Effect of (reduced) excess tax deduction on equity awards	(15)	15
Common stock repurchases	(2,836)	(29)
Dividends paid to shareholders	(12,529)	(25,344)
Contingent consideration paid	(200)	(313)
Net cash used in financing activities	(14,188)	(4,556)
Effect of exchange rate changes on cash and cash equivalents	(683)	(355)
Decrease in cash and cash equivalents	(5,426)	(2,906)
Cash and cash equivalents at beginning of period	6,411	9,317

Cash and cash equivalents at end of period	$985	$6,411

Supplemental cash flow information:
Cash paid for:
Interest	$488	$69
Income taxes	$821	$1,769
Non-cash investing activities:
Contingent consideration recorded, not yet paid, as part of business acquisition	$746	$766
Fixed assets acquired in acquisition	$ -	$26
Non-cash financing activities:
Dividend declared but unpaid on unvested restricted stock units	$209	$1,000
Dividends forfeited on unvested forfeited restricted stock units	($10)	$ -
Vesting of restricted stock units	$1,857	$ -

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
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

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances exceed federally insured amounts.  The Company held $0.1 million and $3.3 million of cash and cash equivalents in Canadian banks as of January 2, 2016 and January 3, 2015, respectively, which was held principally in Canadian dollars.

Fair Value of Financial Instruments

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, transit accounts receivable, accounts payable, transit accounts payable and accrued expenses, and borrowings under line of credit approximates fair value due to their liquidity or their short-term nature.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

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
Fiscal Years Ended January 2, 2016 and January 3, 2015
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

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated or amortized on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives.  The Company’s ERP software system, installed in 1999 and upgraded in 2004, is being amortized over fifteen years.  The Company’s VOIP telephone system, the installation of which was substantially complete at the end of 2008, is being depreciated over seven years.  All other hardware and software as well as furniture and office equipment is depreciated or amortized over five years.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term.

Intangible Assets

The Company’s intangible assets have been generated through acquisitions.  The Company maintains responsibility for valuing and determining the useful life of intangible assets and typically engages a third party valuation firm to assist them.  As a general rule, the Company amortizes restricted covenants over four years and customer relationships over six years.  However, circumstances may dictate other amortization terms as determined by the Company and assisted by their third party advisors.

Canadian Sales Tax

The Company is required to charge and collect sales tax for all Canadian clients and remits invoiced sales tax monthly to the Canadian taxing authorities whether collected or not.  The Company does not collect the sales tax from its clients until they have paid their respective invoices.  The Company includes uncollected Canadian sales tax invoiced to clients in its prepaid and other current assets.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis in order to determine if any impairment in value has occurred.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. An assessment of those qualitative factors or the application of the goodwill impairment test requires significant judgment including but not limited to the assessment of the business, its management and general market conditions, estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company formally assesses these qualitative factors and, if necessary, conducts its annual goodwill impairment test as of the last day of the Company’s fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a material change in management or other key personnel and/or slower expected growth rates, among others.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by a relatively few shareholders, the Company does not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  The Company looks to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges.  The Company determined there was no impairment during the fiscal years ended January 2, 2016 and January 3, 2015.  In both years, the Company determined that it was only necessary to assess qualitative factors and therefore did not perform a two-step impairment test.

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

Software

In accordance with “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended January 2, 2016 and January 3, 2015, the Company capitalized approximately $2,249 and $359, respectively, for software costs.  The net balance after accumulated depreciation for all software costs capitalized as of January 2, 2016 and January 3, 2015 was $2,386 and $643, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings.  These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance.  The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years’ taxable income.  In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.  The Company did not have any valuation allowance as of January 2, 2016 or January 3, 2015.

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

Project Services
The Company recognizes revenues in accordance with current revenue recognition standards under Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  Amounts invoiced in excess of revenues recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion). In addition, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
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

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the fifty-two week period ended January 2, 2016, total gross billings, including both transit cost billings and the Company’s earned fees, was $65.9 million, for which the Company recognized $34.5 million of its net fee as revenue.  During the fifty-three week period ended January 3, 2015, total gross billings, including both transit cost billings and the Company’s earned fees, was $72.6 million, for which the Company recognized $41.0 million of its net fee as revenue.  The net fee revenue from these agreements represented 18.6% of the Company’s total revenues for the fifty-two week period ended January 2, 2016 as compared to 21.2% for the comparable prior year period.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $7.5 million and related transit accounts payable was $9.0 million, a net payable of $1.5 million, as of January 2, 2016.  The transit accounts receivable was $3.8 million and related transit accounts payable was $6.7 million, a net payable of $2.9 million, as of January 3, 2015.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Revenues are recorded on a gross basis.  Permanent placement revenues were $3.4 million and $2.3 million for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

Concentration

During the fiscal year ended January 2, 2016, no client accounted for more than 10.0% of total revenues. As of January 2, 2016 the following clients represented more than 10.0% of the Company’s accounts receivable, net: 1) New York Power Authority was 17.4% and 2) Ontario Power Group (the Company primarily serviced Ontario Power Generation as a subcontractor through Black and McDonald Limited) was 16.5% and 3) New York City Board of Education was 10.3%.  As of January 2, 2016, New York Power Authority total accounts receivable balance (including transit accounts receivable of $1.0 million) was $9.8 million or 16.8% of the total of accounts receivable, net and transit accounts receivable.  As of January 2, 2016, Ontario Power Group total accounts receivable balance (including transit accounts receivable of $1.1 million) was $9.5 million or 15.5% of the total accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company’s accounts receivable, net or total accounts receivable balance (including transit accounts receivable). The Company’s five, ten and twenty largest customers accounted for approximately 33.7%, 48.3% and 60.5%, respectively, of the Company’s revenues for the fiscal year ended January 2, 2016.

During the fiscal year ended January 3, 2015, Ontario Power Group (the Company primarily serviced Ontario Power Generation as a subcontractor through Black and McDonald Limited) and United Technologies Corporation accounted for 21.4% and 12.9% of the Company’s revenues, respectively, and as of January 3, 2015 represented 29.4% and 3.3% of the Company’s accounts receivable, net. No other customer accounted for 10% or more of the Company’s revenues.  As of January 3, 2015, New York Power Authority total accounts receivable balance (including transit accounts receivable of $1.4 million) was $8.9 million or 14.1% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company’s accounts receivable, net. The Company’s five, ten and twenty largest customers accounted for approximately 48.1%, 61.4% and 69.8%, respectively, of the Company’s revenues for the fiscal year ended January 3, 2015.

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
Fiscal Years Ended January 2, 2016 and January 3, 2015
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

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $635 and $680 for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

2.	FISCAL YEAR

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2016 (fiscal 2015) was a 52-week reporting year and that ended January 3, 2015 (fiscal 2014) was a 53-week reporting year.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
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

The Company uses estimates to calculate an allowance for doubtful accounts on its accounts receivables, adequacy of reserves, goodwill impairment, if any, equity compensation, the tax rate applied and the valuation of certain assets and liability accounts.  These estimates can be significant to the operating results and financial position of the Company.

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

Fair Value of Financial Instruments

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, transit accounts receivable, accounts payable and accrued expenses, and transit accounts payable and borrowings under line of credit approximates fair value due to their liquidity or their short-term nature.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

4.    ACCOUNTS RECEIVABLE

The Company’s accounts receivable are comprised as follows:

	January 2, 2016	January 3, 2015
Billed	$40,117	$47,318
Accrued and unbilled	4,939	4,853
Work-in-progress	7,322	8,027
Allowance for sales discounts and doubtful accounts	(1,432)	(1,011)

Accounts receivable, net	$50,946	$59,187

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.    PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	January 2, 2016	January 3, 2015
Equipment and furniture	$2,358	$2,585
Computers and systems	6,119	6,553
Leasehold improvements	752	781
	9,229	9,919

Less: accumulated depreciation and amortization	4,531	6,622

Property and equipment, net	$4,698	$3,297

The Company writes off fully depreciated and amortized assets each year.  In the fiscal years ended January 2, 2016 and January 3, 2015, write-offs were $3,489 and $954, respectively.  For the fiscal years ended January 2, 2016 and January 3, 2015, depreciation and amortization expense was $1,386 and $1,107, respectively.

6.    ACQUISITIONS

General

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

As of January 2, 2016, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”); and 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC (“SDS”). The Company estimates future contingent payments at January 2, 2016 as follows:

Fiscal Year	Total
January 2, 2016	$822
December 31, 2016	665
December 30, 2017	313
Estimated future contingent consideration payments	$1,800

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI and SDS are capped at cumulative maximums of $1.9 million, $1.9 million and $1.5 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of January 2, 2016.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    ACQUISITIONS (CONTINUED)

SDS
Effective July 5, 2015, the Company acquired the business operations of Substation Design Services, LLC (“SDS”). SDS was a Pennsylvania based engineering company specializing in the in design services for substation projects.  SDS has experience with substation design, including electrical design, system protection and control design, and civil structural design. The Company expects the purchase of SDS to complement and expand RCM’s engineering services offerings and provide RCM’s customers with a stronger depth of experienced engineering resources. The Company believes that the SDS assembled workforce consists of highly trained and experienced engineers that will greatly assist RCM in executing future growth in revenues.  The SDS acquisition operates as part of the Company’s Engineering segment.

PCI
Effective August 1, 2014, the Company purchased the stock of PCI. PCI was a Toronto, Canada based engineering company specializing in the design, installation, supervision and commissioning of high voltage electrical equipment in substations and power plants.  PCI provides comprehensive design and engineering of substations at any voltage level, system studies, 3D implementation, site commissioning, project management, consulting and site management. RCM expects the purchase of PCI to complement and expand RCM’s engineering services offerings and provide RCM’s customers with a stronger depth of experienced engineering resources. The Company believes that the PCI assembled workforce consists of highly trained and experienced engineers that will greatly assist RCM in executing future growth in revenues.  The PCI acquisition operates as part of the Company’s Engineering segment.

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

The changes in the carrying amount of goodwill for the fifty-two week period ended January 2, 2016 are as follows:

	Engineering	Information Technology	Specialty Health Care	Total
Balance as of December 28, 2013	$2,326	$5,516	$1,703	$9,545

Goodwill recorded, PCI acquisition	678	-	-	678

Balance as of January 3, 2015	$3,004	$5,516	$1,703	$10,223

Goodwill recorded, SDS acquisition	1,407	-	-	1,407

Balance as of January 2, 2016	$4,411	$5,516	$1,703	$11,630

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
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

The following table reflects the components of net intangible assets, excluding goodwill, as of January 2, 2016:

	Engineering	Information Technology	Total
Balance as of December 28, 2013	$179	$37	$216

Amortization of intangibles during the fifty-three week period ended January 3, 2015	58	32	90

Intangibles acquired, PCI acquisition	68	-	68

Balance as of January 3, 2015	$189	$5	$194

Amortization of intangibles during the fifty-two week period ended January 2, 2016	(77)	(5)	(82)

Intangibles acquired, SDS acquisition	140	-	140

Balance as of January 2, 2016	$252	$-	$252

The Company periodically writes off fully amortized intangible assets.  The Company wrote off $291 in fully amortized intangibles for the year ended January 2, 2016.  The Company did not write off any fully amortized intangibles for the year ended January 3, 2015.

Schedule of Intangible Assets by class at January 2, 2016 and January 3, 2015:

	January 2, 2016	January 3, 2015
Restricted covenants	$53	$44

Customer relationships	199	150

Total intagible assets	$252	$194

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8.    INTANGIBLE ASSETS

Expected Future Amortization Expense:

Fiscal Year	Total
2016	$83
2017	67
2018	52
2019 and thereafter	50

Total	$252

9.	LINE OF CREDIT

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”).  The Revolving Credit Facility has been amended several times, most recently on December 12, 2014 when the maturity date was extended to December 11, 2019.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, or (ii) the agent bank’s prime rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The Company experienced a net effective interest rate of 2.5% in fiscal 2015.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2014 which was expressly permitted under its amended Revolving Credit Facility.  The Company was in full compliance with the covenants in its Revolving Credit Facility as of January 2, 2016.

The Company had borrowings of $21.0 million as of January 2, 2016 and $20.0 million as of January 3, 2015.  At January 2, 2016 and January 3, 2015, there were letters of credit outstanding for $0.8 million.  At January 2, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $13.2 million.

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the fiscal years ended January 2, 2016 and January 3, 2015 was determined as follows:

	Fiscal Years Ended
	January 2, 2016	January 3, 2015
Basic weighted average shares outstanding	12,658,466	12,516,457
Dilutive effect of outstanding restricted stock units and stock options	242,484	214,108

Weighted average dilutive shares outstanding	12,900,950	12,730,565

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.  PER SHARE DATA (CONTINUED)

There were 42,500 and 40,000 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the period were higher than the average price of all shares for the same period.

Unissued shares of common stock were reserved for the following purposes:

	January 2, 2016	January 3, 2015

Exercise of options outstanding	44,500	53,000
Restricted stock units outstanding	208,834	500,000
Future grants of options or shares	382,000	425,000
Shares reserved for employee stock purchase plan	349,436	122,484

Total	984,770	1,100,484

11.   SHARE BASED COMPENSATION

At January 2, 2016, the Company had four share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to awards is amortized in accordance with applicable vesting periods using the straight-line method.  Share-based compensation expense of $1,446 and $806 was recognized for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

As of January 2, 2016, the Company had approximately $1.0 million of total unrecognized compensation cost related to all non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include the cost of any additional share-based awards that may be granted in future periods or reflect any potential changes in the Company’s forfeiture rate.  During fiscal 2015, the Company’s Compensation Committee of the Board of Directors began planning a Long Term Incentive Plan (“LTIP”) for certain executives.  The LTIP is anticipated to issue restricted stock units that are contingent upon achieving certain performance metrics as defined by the Compensation Committee over a three fiscal year performance period. Since this plan had not been finalized as of January 2, 2016, no LTIP shares are reflected in the forecasted future expense associated with equity compensation as shown below.

The Company granted 48,000 restricted stock units during the fiscal year ended January 2, 2016 and 15,000 stock options and 200,000 restricted stock units during the fiscal year ended January 3, 2015.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

The Company estimates that it will recognize expenses for all unvested share-based awards outstanding as of January 2, 2016 as follows:

Fiscal Year	Amount
2016	$638
2017	362
$1,000

It is important to note the above estimates are based on certain assumptions that are subject to change and that the actual expense recognized may materially differ from above.

The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the grants as of the grant date.  The expected term of grant is based on historical stock option exercise experience.  The Company used its historical stock price volatility to compute the expected stock price volatility.  The expected dividend yield is based on the Company’s fiscal 2015 dividend rate.  The annual forfeiture rate is based on the Company’s historical experience.  The Black-Scholes option weighted average assumptions used in the valuation of share based awards for the fiscal years ended January 2, 2016 and January 3, 2015 were as follows:

	Fiscal Years Ended
	January 2, 2016	January 3, 2015
Weighted average risk-free interest rate	1.74%	1.61%
Expected term of option	5 years	5 years
Expected stock price volatility	35%	37%
Expected dividend yield	0.00%	0.00%
Annual forfeiture rate	3.23%	2.48%
Weighted-average grant date fair value	$5.00	$2.33

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors could award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determined the vesting period at the time of grant.  As of January 2, 2016, options to purchase 25,000 shares of common stock granted under the 2000 Plan were outstanding.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate could be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards could be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant.  As of January 2, 2016, options to purchase 19,500 shares of common stock, as well as 25,834 restricted stock units, were outstanding under the 2007 Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

The 2000 Plan and 2007 Plan are expired and therefore no additional shares are available for awards thereunder.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s stockholders in December 2014, provides for the issuance of up to 625,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of January 2, 2016, under the 2014 Plan, 183,000 restricted stock units were outstanding and 382,000 shares were available for awards thereunder.

Restricted Stock Units

During fiscal 2015, the Company issued 48,000 restricted share units, all of which were issued to the Board of Directors as part of their annual compensation program and vest at the end of fiscal 2016.  During fiscal 2014, the Company granted 200,000 restricted stock units, 60,000 of which vested in fiscal 2015 with the balance scheduled to vest in fiscal 2017.  All of these restricted stock units include dividend accrual equivalents, which means that any dividends paid by the Company after issuance but before vesting of the restricted stock unit become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for restricted share units that ultimately do not vest are forfeited.  As of January 2, 2016, the Company has 208,834 restricted stock units outstanding, all of which include dividend equivalent rights.  Total dividends accrued and payable upon vesting on all restricted stock units as of January 2, 2016 and January 3, 2015 equals $0.5 million and $1.3 million, respectively.

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2013	300	$5.72
Granted	200	$7.95
Vested	-
Forfeited or expired	-
Outstanding non-vested at January 3, 2015	500	$6.61
Granted	48	$5.00
Vested	(334)	$6.05
Forfeited or expired	(5)	$7.95
Outstanding non-vested at January 2, 2016	209	$7.10

Based on the closing price of the Company’s common stock of $5.50 per share on December 31, 2015, the intrinsic value of the non-vested restricted stock units at January 2, 2016 was $1.1 million.  As of January 2, 2016, there was approximately $1.0 million of total unrecognized compensation cost related to restricted stock units.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards

Transactions related to all stock options under all plans are as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 28, 2013	276,900	$5.47
Options granted	15,000	$6.10
Options exercised, net	(185,836)	$4.84
Options forfeited in cashless exercises	(42,064)	$4.84
Options forfeited/cancelled	(11,000)	$8.81

Options outstanding as of January 3, 2015	53,000	$7.65

Options exercisable as of January 3, 2015	30,500	$8.88

Intrinsic value of outstanding stock options as of January 3, 2015	$33

Intrinsic value of stock options exercised in fiscal year ended January 3, 2015	$640

Weighted average grant date fair value of stock options issued during fiscal year ended January 3, 2015	$2.33

Options outstanding as of January 3, 2015	53,000	$7.65
Options granted	0	$0.00
Options exercised, net	(3,500)	$4.30
Options forfeited/cancelled	(5,000)	$5.78

Options outstanding as of January 2, 2016	44,500	$8.12

Options exercisable as of January 2, 2016	29,500	$9.15

Intrinsic value of outstanding stock options as of January 2, 2016	$0

Intrinsic value of stock options exercised in fiscal year ended January 2, 2016	$8

Weighted average grant date fair value of stock options issued during fiscal year ended January 2, 2016	N/A

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

A summary of the status of our nonvested stock options outstanding as of January 2, 2016, and changes during the year then ended is presented as follows:

Nonvested Stock Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 3, 2015	22,500	$2.53
Vested	(2,500)	$2.88
Forfeited	(5,000)	$2.94
Issued nonvested	0
Nonvested at January 2, 2016	15,000	$2.33

The following table summarizes information about stock options outstanding at January 2, 2016:

Range of Exercise Prices	Number of Outstanding Options		Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$5.27 - $5.62	4,500	4,500	4.71	4.71	$5.46	$5.46
$6.10	15,000	0	8.37	-	$6.10	-
$9.81	25,000	25,000	1.54	1.54	$9.81	$9.81
	44,500	29,500

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

In fiscal 2015, the Company amended the Purchase Plan by increasing the aggregate number of shares of stock reserved for issuance or transfer under the Plan by an additional 300,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,100,000 shares and by extending the expiration date of the Plan to December 31, 2025. During the fiscal years ended January 2, 2016 and January 3, 2015, there were 73,048 and 67,092 shares issued under the Purchase Plan for net proceeds of $373 and $339, respectively.  As of January 2, 2016, there were 349,436 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended January 2, 2016 and January 3, 2015 was $111 and $114, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
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

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  For the fiscal year ended January 2, 2016, the Company repurchased 585,966 shares for an average price of $4.84 per share.

13.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services.  On July 9, 2015, the FASB voted to delay the effective date of this standard by one year. This deferral resulted in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  However, early adoption is permitted so that ASU 2014-09 would become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company intends to adopt the standard early so that it will be effective for the Company beginning in the first quarter of fiscal 2017.  The new standard permits the use of either the retrospective or cumulative effect transition method on adoption.    The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt, but does not anticipate a material impact.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued.  The standard update will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted.  The Company is evaluating the effect that ASU 2014-15 will have on its consolidated financial statements and related disclosures, but does not anticipate a material impact.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements.  Under the standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability.  Amortization of the costs is reported as interest expense.  However, for debt issuance costs related to line-of-credit arrangements, such costs can be deferred and presented as an asset and subsequently amortized ratably over the term of the arrangement.  The standard will be effective for the annual period beginning after December 15, 2015.  The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.  The Company incurred de minimis costs associated with changes to its line of credit in fiscal 2015 and expensed those costs.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.	NEW ACCOUNTING STANDARDS (CONTINUED)

In April 2015, the FASB issued ASU No. 2015-05(ASU 2015-05), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for public entities for annual and interim periods therein beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The Company is currently evaluating the impact the adoption of ASU 2015-05 will have on its consolidated financial statements, but does not anticipate a material impact.

In September 2015, The FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.   With the issuance of ASU 2015-16, the current guidance under FASB Accounting Standards Codification (FASB ASC) 805 eliminates the requirement that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period.  The measurement period is one year from the date of the acquisition.  The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The financial statements should contain the effect on earnings of changes in depreciation, amortization or other income effects calculated as if the accounting had been completed at acquisition date.  The financial statements should also separately present on the face of the income statement, or disclose in the footnotes, the amount of adjustments recorded in the current period, by line item, that would have been recorded in prior periods had the adjustment been made at the date of acquisition.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  For all other entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017.  Early adoption is permitted.  The Company has adopted ASU 2015-16 in fiscal 2015 and it did not have any impact on its financial statements.

In November 2015, The FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction.  The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies).  For entities other than public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018.  Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods.  The Company has adopted ASU 2015-17 for its balance sheet as presented on January 2, 2016.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended January 2, 2016.)

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Fiscal Year Ended January 2, 2016	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$80,713	$58,885	$46,138	$ -	$185,736

Cost of services	60,472	40,787	32,592	-	133,851

Gross profit	20,241	18,098	13,546		51,885

Selling, general and administrative	15,829	14,854	11,884	-	42,567

Depreciation and amortization	1,044	240	183	-	1,467

Operating income	$3,368	$3,004	$1,479	$ -	$7,851

Total assets	$41,689	$14,011	$18,520	$7,116	$81,336
Capital expenditures	$1,238	$18	$73	$1,461	$2,790

Fiscal Year Ended January 3, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$99,728	$59,202	$34,840	$ -	$193,770

Cost of services	75,887	41,278	24,912	-	142,077

Gross profit	23,841	17,924	9,928	-	51,693

Selling, general and administrative	16,080	14,508	9,384	-	39,972

Depreciation and amortization	881	216	106	-	1,203

Operating income	$6,880	$3,200	$438	$ -	$10,518

Total assets	$43,396	$15,244	$17,188	$10,905	$87,273
Capital expenditures	$1,194	$ -	$112	$785	$2,091

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the fiscal years ended January 2, 2016 and January 3, 2015 are as follows:

	Fiscal Year Ended
	January 2,	January 3,
	2016	2015
Revenues
United States	$150,024	$139,880
Canada	29,519	47,639
Puerto Rico	6,193	6,251
	$185,736	$193,770

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	January 2,	January 3,
	2016	2015
Total Assets
United States	$63,886	$56,764
Canada	15,640	28,776
Puerto Rico	1,810	1,733
	$81,336	$87,273

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.    INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Fiscal Years Ended
	January 2, 2016	January 3, 2015
Current
Federal	($570)	$309
State and local	320	253
Foreign	81	1,320

	(169)	1,882
Deferred
Federal	944	1,455
State	274	422
Foreign	90	28

	1,308	1,905

Total	$1,139	$3,787

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	January 2, 2016	January 3, 2015
United States	$6,642	$5,979
Foreign Jurisdictions	512	4,622

	$7,154	$10,601

The consolidated effective income tax rate for the current year was 15.9% as compared to 35.7% for the comparable prior year period, the difference principally due to the write-off of tax basis goodwill associated with the sale of a business unit in the Company’s Information Technology segment.  The income tax provisions reconciled to the tax computed at the statutory Federal rate are:

	January 2, 2016	January 3, 2015
Tax at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	5.4	4.2
Permanent differences	2.2	(0.2)
Foreign income tax rate	-	(2.1)
Tax loss on sale of business unit	(26.9)	-
Other, net	1.2	(0.2)
Total income tax expense	15.9%	35.7%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.    INCOME TAXES (CONTINUED)

A reconciliation of the unrecognized tax benefits for the year January 2, 2016:

Unrecognized Tax Benefits

Balance as of January 3, 2015	$628
Charges for current year tax positions	-
Reserves for current year tax position	-

Balance as of January 2, 2016	$628

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

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The Company recorded no expense for penalties or interest in the fiscal years ended January 2, 2016 and January 3, 2015.

At January 2, 2016 and January 3, 2015, deferred tax assets and liabilities consist of the following:

	January 2, 2016	January 3, 2015
Deferred tax assets:
Allowance for doubtful accounts	$501	$358
Acquisition amortization, net	352	1,056
Reserves and accruals	393	301
Other	128	511
Total deferred tax assets	1,374	2,226

Deferred tax liabilities:
Prepaid expense deferral	(491)	(343)
Bonus depreciation to be reversed	(550)	(318)
Canada deferred tax liability, net	(250)	(160)
Total deferred tax liabilities	(1,291)	(821)
Total deferred tax assets, net	$83	$1,405

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada and Puerto Rico. The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011 and 2012.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2010.  The Company is no longer subject to audit in Canada for the tax years prior to tax year 2010.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2005.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.	CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $1.9 million and $7.6 million in damages as of January 2, 2016 and January 3, 2015, respectively.  The primary reason for the reduction is that one matter in which claims of $6.5 million were asserted as of January 3, 2015 was settled without any contribution from the Company.  As of January 2, 2016, the Company had $0.2 million reserved for asserted claims.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.  RETIREMENT PLANS

Profit Sharing Plans

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada and Puerto Rico (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended January 2, 2016 and January 3, 2015 were $587 and $569, respectively.

18.  COMMITMENTS

Executive Severance Agreements with Rocco Campanelli and Kevin Miller

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
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.  COMMITMENTS (CONT’D)

Executive Severance Agreements with Rocco Campanelli  and Kevin Miller (Continued)

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
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.  COMMITMENTS (CONTINUED)

Operating Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through June 2020.  Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2016	$3,105
2017	2,701
2018	2,180
2019	884
2020	431
Thereafter	51
Total	$9,352

Rent expense for the fiscal years ended January 2, 2016 and January 3, 2015 was $2,952 and $2,837, respectively.

The Company subleases space to other tenants at various office locations under cancelable lease agreements.  During the fiscal years ended January 2, 2016 and January 3, 2015 payments of approximately $165 and $246, respectively, were received under these leasing arrangements.  The Company offsets these payments against its rent expense for reporting purposes.

19.  RELATED PARTY TRANSACTIONS

Richard Machon, a director of the Company, from time to time provides consulting services to the Company or for clients of the Company through Mr. Machon’s company, Machon & Associates.  The Company did not pay Machon and Associates during fiscal years 2015 and  2014.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except per share amounts, unless otherwise indicated)

20.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal Year Ended January 2, 2016

	Sales	Gross Profit	Operating Income	Net Income	Diluted Income Per Share
1st Quarter	$47,966	$13,303	$2,355	$1,388	$0.11
2nd Quarter	45,286	12,090	1,210	689	0.05
3rd Quarter	45,077	12,802	1,906	962	0.07
4th Quarter	47,407	13,690	2,380	2,976	0.24

Total	$185,736	$51,885	$7,851	$6,015	$0.47

Fiscal Year Ended January 3, 2015

	Sales	Gross Profit	Operating Income	Net Income	Diluted Income Per Share
1st Quarter	$48,569	$12,257	$2,038	$1,203	$0.10
2nd Quarter	49,509	12,955	3,025	2,017	0.15
3rd Quarter	46,382	13,161	2,833	1,877	0.15
4th Quarter(1)	49,310	13,320	2,622	1,717	0.14

Total	$193,770	$51,693	$10,518	$6,814	$0.54

(1)	The Company’s fourth quarter in fiscal 2014 contained fourteen weeks and the fiscal year 2014 contained fifty-three weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RCM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (a Nevada corporation) (the “Company”) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, comprehensive income, changes in accumulated other comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended January 2, 2016.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of January 2, 2016 and January 3, 2015, and the consolidated results of their operations and their cash flows for each of the fiscal years in the two-year period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years in the two-year period ended January 2, 2016.  In our opinion, this financial schedule, when considered in relation to the consolidated  financial  statements  taken  as  a  whole,  presents  fairly,  in  all  material  respects,  the information stated therein.

EisnerAmper LLP

Iselin, New Jersey
March 2, 2016

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended January 2, 2016 and January 3, 2015
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Fiscal Year Ended January 2, 2016

Allowance for doubtful accounts on trade receivables	$1,011	629	(208)	$1,432

Provision for contingencies for legal matters	$0	214	0	$214

Fiscal Year Ended January 3, 2015

Allowance for doubtful accounts on trade receivables	$978	905	(872)	$1,011

Provision for contingencies for legal matters	$188	100	(288)	$0

EXHIBIT INDEX

10(cc)
Fifth Amendment to Second Amended and Restated Amendment, dated as of December 14, 2015, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender.

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
RCM Technologies (USA), Inc.
RCMT Delaware, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of RCM Technologies, Inc. and Subsidiaries on Form S8 (No. 333-200826, No. 333-165482, No. 333-145904, No. 333-61306, No. 333-80590, No. 333-48089, No. 333-52206 and No. 333-52480) of our report dated March 2, 2016, on our audits of the consolidated financial statements and financial statement schedule as of January 2, 2016 and January 3, 2015, and for each of the fiscal years in the two-year period ended January 2, 2016, which report is included in this Annual Report on Form 10-K.

EISNERAMPER LLP

Iselin, NJ
March 2, 2016

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

Date: March 2, 2016	/s/	Rocco Campanelli
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

Date: March 2, 2016	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended January 2, 2016, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rocco Campanelli, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)      The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer March 2, 2016

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended January 2, 2016, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)      The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary March 2, 2016

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.