Form 10-K/A
period 2016-01-02
RCM TECHNOLOGIES INC
filed 2016-04-29
CIK 700841

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has be en subject to such filing requirements for the past 90 days.
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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 28, 2016: 12,386,921.

Documents Incorporated by Reference
None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 2, 2016, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended January 2, 2016 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”).  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2016 annual meeting of stockholders.  Because the Company does not anticipate filing its definitive proxy statement by May 2, 2016, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

Our Directors

Roger H. Ballou, Director since 2013, age 65

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

Maier O. Fein, Director since 2012, age 74

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

Leon Kopyt, Director since 1991, age 71

Mr. Kopyt has been our Founder and Chairman Emeritus since September 1, 2015.  Previously, Mr. Kopyt served as our Chairman of the Board since 1992, President & Chief Executive Officer from 1994 to February 2014, as our Chief Financial Officer and Treasurer from 1992 to 1994, and as our Chief Operating Officer from 1990 to 1992.

Mr. Kopyt’s extensive experience in leading the Company in an executive capacity for 25 years makes Mr. Kopyt a valuable member of our Board.

Richard D. Machon, Director since 2010, age 69

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors (Continued)

S. Gary Snodgrass, Director since 2010, age 64

Mr. Snodgrass retired from Exelon Corporation in 2007 after ten years of employment as Executive Vice President and Chief Human Resources and Security Officer.  Prior to joining Exelon, Mr. Snodgrass was employed by USG Corporation as Vice President of Human Resources from 1973 to 1997.  Since 2008, Mr. Snodgrass has been Managing Director of Snodgrass and Associates and Co-Founder and President of the Snodgrass Family Foundation.   He served as Mayor of the City of St. Augustine Beach, FL in 2012 and 2013, and since 2014 has been a City Commissioner.  Mr. Snodgrass is also an Adjunct Professor of Business for Flagler College in St. Augustine, FL.

Mr. Snodgrass’s extensive experience as a human resources executive facilitates his valuable insights in general and, more specifically, his contributions regarding human resources operational initiatives and issues.

Bradley S. Vizi, Director since 2013, age 32

Mr. Vizi has served as our Chairman of the Board since September 1, 2015.  Previously Mr. Vizi served as a board member since December 5, 2013.  Since February 12, 2016, Mr. Vizi has served as a member of the Board of Directors at L.B. Foster (NASDAQ: FSTR), a leading manufacturer, fabricator, and distributor of products and services for the rail, construction, energy and utility markets with locations in North America and Europe.  Mr. Vizi is a founder of Legion Partners Asset Management, LLC, and has served as Managing Director since 2012.  Mr. Vizi founded Legion Partners Management in 2010.  From 2007 to 2010, Mr. Vizi was an investment professional at Shamrock Capital Advisors, Inc. (“Shamrock”), the alternative investment vehicle of the Disney Family.  Prior to Shamrock, from 2006 to 2007, Mr. Vizi was an investment professional with the private equity group at Kayne Anderson Capital Advisors L.P.

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

Name	Age	Position
Rocco Campanelli	65	President & CEO
Kevin D. Miller	49	Chief Financial Officer, Treasurer and Secretary
Timothy Brandt	55	Senior Vice President
Frank Petraglia	60	Senior Vice President
Michael Saks	59	Senior Vice President
Danny A. White	64	Senior Vice President

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

Frank Petraglia has served as Senior Vice President of our Energy Services Group since December 2014.  Prior to joining RCM, Mr. Petraglia spent the last ten years in leadership positions with Siemens Energy and Mitsubishi Electric Power Products.  He has extensive experience with highly engineered systems, including serving as the Vice President of High Voltage Solutions for Siemens US and General Manager of the Substation Division for Mitsubishi.

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

Danny A. White has served as Senior Vice President since 2003 and among other responsibilities, leads our Canadian Engineering Group.  From 1999 to 2003, Mr. White served as Vice President of Operations and General Manager.  Previously, Mr. White was a Vice President at the Fulcrum Group, a business the Company acquired in February 1999.  While at the Fulcrum Group, Mr. White also served as Engineering Division Manager and until his promotion to Vice President in 1997.  Mr. White has over 35 years’ experience in the power industry.

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

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Roger H. Ballou	X(1)		X
Maier O. Fein	X	X
Leon Kopyt
Richard D. Machon			X
S. Gary Snodgrass	X	X(1)
Bradley S. Vizi		X	X(1)
____________

(1)	Chairman

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Board Leadership Structure.  Our governance documents provide the Board with flexibility to select the appropriate leadership structure for the Company. In making leadership structure determinations, the Board may consider many factors, including the specific needs of our business and what is in the best interests of our stockholders.  Pursuant to the Company’s January 2014 Settlement Agreement with the shareholder group a party thereto, the Company agreed that by no later than the Company’s Annual Meeting of Stockholders held in 2015, the Board would appoint either Mr. Ballou or Mr. Vizi as the Chairman of the Board.  Accordingly, Mr. Vizi was named the Chairman as of September 1, 2015.  Our Chairman: (i) presides at all meetings of the Board including presiding at executive sessions of the Board (without management present) at every regularly scheduled Board meeting, (ii) serves as a liaison between the management and the independent directors, (iii) approves meeting agendas, time schedules and other information provided to the Board, and (iv) is available for direct communication and consultation with major stockholders upon request.

 Section 16(a) Beneficial Ownership Reporting Compliance.  We believe that, during our fiscal year ended January 2, 2016, our executive officers and directors made all required filings under Section 16(a) of the Securities Exchange Act on a timely basis.  Our belief is based solely on:

•	our review of copies of forms filed pursuant to Section 16(a) and submitted to us during and with respect to our fiscal year ended January 2, 2016 and
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

During 2015, as part of our ongoing effort to better align our leadership, corporate governance structure and compensation methodologies with the interests and perspectives of our stockholders, members of our Board of Directors and management team spoke with stockholders representing a majority of our ownership. Mindful of the input of these stockholders and motivated by our commitment to the implementation of best practices in corporate governance and compensation, the Compensation Committee and our Board undertook a series of efforts with respect to compensation reform, including taking the following steps:

•	Limiting executive severance cash pay-outs to no more than 24 months base salary and bonus;
•	Prohibiting tax gross-ups in all future employment agreements;
•	Requiring future employment agreements to contain a "double trigger" with respect to executive change-in-control payments; and
•	Adopting an incentive payment claw back policy for named executive officers.
•
Developed the conceptual framework for a long term incentive plan containing performance-based stock units for the Company’s Chief Executive Officer and Chief Financial Officer, which, as discussed below, was initially implemented in fiscal year 2016.

On March 30, 2016, the Compensation Committee made the initial grants under the new CEO/CFO compensation framework referenced above by granting 120,000 performance stock units (“PSUs”) to Mr. Campanelli and 80,000 PSUs to Mr. Miller.  The number of PSUs that will ultimately be earned and vested under these grants shall be determined based on the level of achievement of certain performance goals tied to operating earnings and stockholder return performance during a performance period beginning on January 3, 2016 and ending on December 29, 2018; provided, that if a Change in Control (as defined in the Company’s 2014 Omnibus Equity Compensation Plan (the “2014 Plan”)) occurs prior to the end of the performance period set forth above, then the last day of the performance period shall be the last day of the Company’s fiscal quarter that immediately precedes the date of the Change in Control.

In addition, on February 23, 2016, the Board of Directors approved grants of 15,000 restricted stock units (“RSUs”) to Mr. Campanelli and 10,000 RSUs to Mr. Miller.  These RSUs will vest on February 23, 2017, provided that the participant must be employed by, or providing service to, the Company on such date, and provided that vesting shall accelerate in the event of a Change in Control (as defined in the 2014 Plan) or termination of the participant’s employment with the Company on account of disability or death.  These grants were made as compensation for the executives’ work in fiscal year 2015.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists, for our fiscal years ended January 2, 2016 and January 3, 2015, cash and other compensation paid to, or accrued by us for, each person who served as our chief executive officer during our fiscal year ended January 2, 2016 and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other two most highly compensated executives during the fiscal year ended January 2, 2016.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Equity Awards(2)	All Other Compensation(3)	Total

Rocco Campanelli(1)	2015	$400,000	$ -	$77,250	$34,735	$511,985
President and CEO	2014	$388,333	$185,253	$159,500	$32,757	$765,343

Kevin D. Miller	2015	$370,000	$ -	$51,500	$52,806	$474,306
CFO, Treasurer and	2014	$370,000	$141,047	$119,500	$51,447	$681,744
Secretary

Timothy Brandt	2015	$260,000	$210,847	$ -	$25,438	$496,285
Senior VP IT C&S and	2014	$260,000	$246,592	$119,500	$23,404	$649,246
Corporate Sales
____________

(1)	Mr. Campanelli became President and CEO on March 1, 2014.

(2)
These amounts are based upon the grant date fair value of the stock option awards and restricted share awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718.  The assumptions used in determining the amounts in the column are set forth in note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 filed with the Commission.

(3)
This amount represents (i) premiums we paid during 2015 for medical, dental, vision, life and disability insurance on each of the officers named in this table as follows: Rocco Campanelli: $21,881; Kevin Miller: $35,999; and Timothy Brandt: $12,188 (ii) matching contributions in the amount of $1,250 that were made for the 2015 fiscal year for each of the officers named in this table, in accordance with RCM’s retirement savings plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended; and (iii) the following approximated amounts for Company leased automobiles or monthly automobile allowances and related expenses:  Rocco Campanelli: $11,600, Kevin Miller: $15,600; and Timothy Brandt: $12,000.

During our 2015 and 2014 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning restricted share units as of January 2, 2016.  No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested(1)	Not Vested	Not Vested	Not Vested

Rocco Campanelli	20,000	$110,000	--	--

Kevin D. Miller	15,000	$82,500	--	--

Timothy Brandt	15,000	$82,500	--	--

____________

(1)	Consists of restricted share units.

Compensation of Directors

Our employee directors, if any, do not receive any compensation for serving on our Board or its committees, other than the compensation they receive for serving as employees of RCM.  The Company has had employee directors in the past but as of January 2, 2016, the Company did not have any employee directors.

In 2014, the Compensation Committee engaged Towers Watson as an independent consultant to assist it in altering the structure of compensation to the Board’s non-employee members.  Ultimately, the Compensation Committee recommended to the Board, and the Board adopted, the following revised compensation structure for non-employee members of the Board, which was implemented beginning with the 2015 fiscal year:

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors (Continued)

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended January 2, 2016.

Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Roger H. Ballou	$55,730	$40,000	--	$95,730
Maier O. Fein	$45,250	$40,000	--	$85,250
Leon Kopyt	$94,167	$40,000	--	$134,167
Richard D. Machon	$46,000	$40,000	--	$86,000
S. Gary Snodgrass	$52,750	$40,000	--	$92,750
Bradley S. Vizi	$55,999	$40,000	--	$95,999

(1)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 filed with the Commission.  As of January 2, 2016, each director has the following number of unvested restricted share units outstanding:  Leon Kopyt: 8,000; Roger H. Ballou: 14,250; Maier O. Fein: 8,000; Richard D. Machon: 8,000; S. Gary Snodgrass: 8,000 and Bradley S. Vizi: 14,250.

Executive Severance Agreements and Change in Control Agreements

The Company is a party to Executive Severance Agreements (the “Executive Severance Agreements”) with Messrs. Campanelli and Miller, which set forth the terms and conditions of certain payments to be made by the Company to each executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) the executive remains continuously employed with the Company for a specified period of time following the Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller).

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Severance Agreements and Change in Control Agreements (Continued)

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

Mr. Brandt, along with several other members of the Company’s senior management (not including Messrs. Campanelli and Miller), is covered by our Change in Control Plan for Selected Executive Management (the “CIC Plan”).

The CIC Plan sets forth the terms and conditions of severance and benefits to be provided to a covered employee in the event (a) the covered employee experiences a covered termination of employment after a “Potential Change in Control” (as defined in the CIC Plan), but prior to a “Change in Control” (as defined in the CIC Plan), and a Change in Control that relates to the Potential Change in Control occurs within the six month period following the covered employee’s termination, or (b) the covered employee is employed by the Company on the date of a Change in Control.  The CIC Plan also sets forth the terms and conditions of severance payments to be made to a covered employee in the event such employee is employed on the date of a Change in Control and is subsequently terminated on account of a covered termination during his “Designated Severance Period” (a period specified by the Company for each covered employee that is measured from the date of an applicable Change in Control, which is 18 months for Mr. Brandt.

 Under the terms of the CIC Plan, if a covered employee is (a) employed on the date of a Potential Change in Control, (b) terminated by the Company for a reason other than “Cause” (as defined in the CIC Plan), death, or disability, and (c) a Change in Control to which the Potential Change in Control relates occurs within the six month period following the covered employee’s covered termination, the covered employee will receive, if the covered employee executes and does not revoke a release of claims, severance payments at the covered employee’s annual base salary rate in regular payroll installments for the duration of the covered employee’s Designated Severance Period.  If the covered employee dies before receiving the entire amount that is owed, the remaining portion will be paid to the covered employee’s estate.  Severance payments will be discontinued if it is determined that the covered employee has engaged in any actions constituting Cause.

ITEM 11. EXECUTIVE COMPENSATION

Executive Severance Agreements and Change in Control Agreements (Continued)

Under the terms of the CIC Plan, if a covered employee is employed on the date of a Change in Control and the covered employee executes and does not revoke a release of claims:

•	all outstanding Company equity-based awards granted to the covered employee prior to the date of the Change in Control will be immediately fully vested;

•
the Compensation Committee may, in its sole discretion, determine that the covered employee will receive a pro-rated annual bonus if (a) the Committee determines that the Change in Control is an asset sale with respect to an entity in which the covered employee is associated, (b) the covered employee’s employment with the Company terminates in connection with such asset sale, and (c) the covered employee was eligible to participate in the Company’s annual bonus plan at the time of the Change in Control; any such pro-rated annual bonus will be determined based on the level of achievement under the annual bonus plan at the time of the Change in Control; and

•	the Committee may, in its sole discretion, determine that the covered employee will receive a discretionary bonus upon a Change in Control.

 Any bonuses paid under the CIC Plan upon a Change in Control will be paid in a single lump sum following the Change in Control.

Under the terms of the Plan, if a covered employee’s employment with the “Employer” (as defined in the CIC Plan) is terminated during the covered employee’s Designated Severance Period following the occurrence of a Change in Control (a) by the Employer for any reason other than Cause, death, or disability, or (b) by the covered employee for “Good Reason” (as defined in the CIC Plan), and the covered employee executes and does not revoke a release of claims, the Employer will continue to pay to the covered employee his annual base salary in regular payroll installments for the remainder of the covered employee’s Designated Severance Period.  A covered employee is not eligible for severance benefits from the Company after a Change in Control if the Change in Control is an asset sale with respect to the covered employee and the successor to the Company offers the covered employee employment with a level of compensation and benefits that in the aggregate are at least as favorable as the level of the covered employee’s compensation and benefits with the Company prior to the Change in Control.  If the covered employee dies before receiving the entire amount that is owed, the remaining portion will be paid to the covered employee’s estate.  Severance payments will be discontinued if the Employer determines that the covered employee has engaged in any actions constituting Cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 25, 2016.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock

IRS Partners No. 19, L.P.	2,290,449(1)	18.5%
c/o Stonnington Group, LLC
515 S. Figueroa Street, Suite 1100
Los Angeles, CA 90071

Heartland Advisors, Inc.	1,100,000(2)	8.9%
789 North Water Street
Milwaukee, WI 53202

Dimensional Fund Advisors LP	1,066,110(3)	8.6%
Building One
6300 Bee Cave Road
Austin, TX 78746

(1)
Based on Amendment No. 13 to Schedule 13D, dated August 20, 2015 (the “Amendment”), filed with the Commission by IRS Partnership No. 19, L.P. (“IRS 19”), The Leonetti/O’Connell Family Foundation (the “Foundation”), M2O, Inc. (“M2O”), The Michael F. O’Connell and Margo L. O’Connell Revocable Trust (the “Trust”), Michael O’Connell (“Mr. O’Connell” and, collectively with IRS 19, the Foundation, M2O and the Trust, the “O’Connell Entities”), Legion Partners Asset Management LLC (“Legion Partners”), Christopher Kiper (“Mr. Kiper”) and Bradley Vizi (“Mr. Vizi”).  The Amendment states that IRS 19, M2O, the Trust and Mr. O’Connell may be deemed to have the shared voting and dispositive power over the 1,991,375 shares owned by IRS 19 and that the Foundation and Mr. O’Connell may be deemed to have shared voting and dispositive power over 266,074 shares owned by the Foundation.  The Amendment also states that Legion Partners exclusively manages IRS 19’s and the Foundation’s investment in the Common Shares pursuant to which Mr. Kiper and Mr. Vizi on behalf of Legion Partners manage such investments.  As a result, Legion Partners, Mr. Kiper and Mr. Vizi may be deemed to have shared dispositive power with respect to the 1,619,849 shares held by IRS 19 and the Foundation.  Mr. Kiper and Mr. Vizi, respectively, also have sole voting and dispositive power over 22,000 and 11,000 shares.

(2)
Based on Amendment No. 18 to Schedule 13G, dated February 5, 2016, filed with the Commission. The Amendment states that Heartland Advisors, Inc., a registered investment advisor, and William J. Nasgovitz have shared voting and dispositive power as to all of these shares.  The Heartland Value Fund, an account managed by Heartland Advisors, Inc., owns all of these shares.

(3)
Based on Amendment No. 15 to Schedule 13G, dated February 9, 2016, filed with the Commission. The Amendment states that Dimensional Fund Advisors LP, a registered investment advisor, has sole voting power over 1,062,756 of these shares and sole dispositive power as to all of these shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 25, 2016, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock
Roger H. Ballou	27,000	*
Maier O. Fein	16,000	*
Leon Kopyt	552,606	4.5%
Richard D. Machon	30,000	*
S. Gary Snodgrass	24,512	*
Bradley S. Vizi	11,000	*
Rocco Campanelli	129,269	1.0%
Kevin D. Miller	426,231	3.4%
Other executive officers	139,133	1.1%
All directors and executive officers as a group (11 persons)	1,355,751	10.9%
__________

*	Represents less than one percent of our outstanding common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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

Fees Billed by EisnerAmper during fiscal 2015 and 2014

Audit Fees.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2015 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $177,990.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2014 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $173,400.

Audit-Related Fees.  Fees billed to the Company by EisnerAmper during 2015 and 2014 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $0 in both fiscal years.

Tax Fees.  Fees billed to the Company by EisnerAmper during 2015 and 2014 for professional services rendered for tax compliance, tax advice and tax planning totaled $0 in both fiscal years.

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

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services, and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2015.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

		(21)	Subsidiaries of the Registrant. (Previously filed)

		(23.1)	Consent of EisnerAmper LLP. (Previously filed)

		(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

		(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

	*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: April 29, 2016	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date: April 29, 2016	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Exhibit 31.1

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Rocco Campanelli, certify that:

1.I have reviewed this annual report on Form 10-K/A of RCM Technologies, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 29, 2016	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

Exhibit 31.2

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Kevin Miller, certify that:

1.I have reviewed this annual report on Form 10-K/A of RCM Technologies, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 29, 2016	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer