Form 10-Q
period 2016-04-02
RCM TECHNOLOGIES INC
filed 2016-05-11
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

Common Stock, $0.05 par value, 12,358,810 shares outstanding as of May 10, 2016.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 2, 2016 and January 2, 2016
(In thousands, except share and per share amounts)

	April 2,	January 2,
	2016	2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$103	$985
Accounts receivable, net	53,494	50,946
Transit accounts receivable	2,084	7,481
Prepaid expenses and other current assets	3,521	4,508
Deferred income tax assets, domestic	-	609
Total current assets	59,202	64,529

Property and equipment, net	4,725	4,698

Other assets:
Deposits	226	227
Deferred income tax assets, domestic	230	-
Goodwill	11,630	11,630
Intangible assets, net	229	252
Total other assets	12,315	12,109

Total assets	$76,242	$81,336

Current liabilities:
Accounts payable and accrued expenses	$7,439	$7,863
Transit accounts payable	6,428	8,995
Accrued payroll and related costs	6,826	8,606
Income taxes payable	339	343
Contingent consideration	787	822
Total current liabilities	21,819	26,629

Deferred tax liability, domestic	-	276
Deferred tax liability, foreign	258	250
Contingent consideration	978	978
Borrowings under line of credit	19,900	21,000
Total liabilities	42,955	49,133

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,599,426 shares issued and 12,421,362 shares outstanding at April 2, 2016 and 14,559,381 shares issued and 12,496,635 shares outstanding at January 2, 2016	730	728
Additional paid-in capital	114,718	114,331
Accumulated other comprehensive loss	(2,553)	(2,845)
Accumulated deficit	(68,645)	(69,646)
Treasury stock (2,178,064 shares at April 2, 2016 and 2,062,746 at January 2, 2016, at cost)	(10,963)	(10,365)
Stockholders’ equity	33,287	32,203

Total liabilities and stockholders’ equity	$76,242	$81,336

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen Week Periods Ended April 2, 2016 and April 4, 2015 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015

Revenues	$47,176	$47,966
Cost of services	34,500	34,663
Gross profit	12,676	13,303

Operating costs and expenses
Selling, general and administrative	10,465	10,632
Depreciation and amortization	390	316
	10,855	10,948

Operating income	1,821	2,355

Other (expense) income
Interest expense and other, net	(212)	(124)
Gain (loss) on foreign currency transactions	12	(11)
	(200)	(135)

Income before income taxes	1,621	2,220
Income tax expense	620	832

Net income	$1,001	$1,388

Basic and diluted net earnings per share	$0.08	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Week Periods Ended April 2, 2016 and April 4, 2015 (Unaudited) (In thousands)

	April 2, 2016	April 4, 2015

Net income	$1,001	$1,388
Foreign currency translation adjustment	292	(1,679)
Comprehensive income (loss)	$1,293	($291)

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Thirteen Week Period Ended April 2, 2016 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 2, 2016	14,559,381	$728	$114,331	($2,845)	($69,646)	2,062,746	($10,365)	$32,203

Issuance of stock under employee stock purchase plan	40,045	2	186	-	-	-	-	188
Translation adjustment	-	-	-	292	-	-	-	292
Share-based compensation expense	-	-	201	-	-	-	-	201
Common stock repurchase	-	-	-	-	-	115,318	(598)	(598)
Net income	-	-	-	-	1,001	-	-	1,001

Balance, April 2, 2016	14,599,426	$730	$114,718	($2,553)	($68,645)	2,178,064	($10,963)	$33,287

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended April 2, 2016 and April 4, 2015 (Unaudited) (In thousands)

	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net income	$1,001	$1,388

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	390	316
Stock-based compensation expense	201	304
Provision for allowance for doubtful accounts	13	390
Deferred income tax expense	111	125
Changes in assets and liabilities:
Accounts receivable	(2,222)	(4,991)
Prepaid expenses and other current assets	1,053	(68)
Net of transit accounts receivable and payable	2,827	(2,106)
Accounts payable and accrued expenses	(491)	1,519
Accrued payroll and related costs	(1,813)	(1,631)
Income taxes payable	(16)	(155)
Total adjustments	53	(6,297)
Net cash provided by (used in) operating activities	1,054	(4,909)

Cash flows from investing activities:
Property and equipment acquired	(394)	(615)
Decrease (increase) in deposits	1	(2)
Net cash used in investing activities	(393)	(617)

Cash flows from financing activities:
Net repayments under line of credit	(1,100)	-
Issuance of stock for employee stock purchase plan	188	179
Exercise of stock options	-	19
Common stock repurchases	(598)	-
Contingent consideration paid	(35)	(90)
Net cash (used in) provided by financing activities	(1,545)	108
Effect of exchange rate changes on cash and cash equivalents	2	(465)
Decrease in cash and cash equivalents	(882)	(5,883)
Cash and cash equivalents at beginning of period	985	6,411

Cash and cash equivalents at end of period	$103	$528

Supplemental cash flow information:
Cash paid for:
Interest	$192	$128
Income taxes	$ -	$455

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended January 2, 2016 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week period ended April 2, 2016 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2016 was a 52-week reporting year.  The first fiscal quarters of 2016 and 2015 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
April 2, 2016	Thirteen	Thirteen
April 4, 2015	Thirteen	Thirteen

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	April 2, 2016	January 2, 2016
Billed	$43,506	$40,117
Accrued and unbilled	5,061	4,939
Work-in-progress	6,474	7,322
Allowance for doubtful accounts	(1,547)	(1,432)

Accounts receivable, net	$53,494	$50,946

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $2.1 million and related transit accounts payable was $6.4 million, for a net liability of $4.3 million, as of April 2, 2016.  The transit accounts receivable was $7.5 million and related transit accounts payable was $9.0 million, for a net liability of $1.5 million, as of January 2, 2016.

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

Property and equipment are comprised of the following:

	April 2, 2016	April 4, 2015
Equipment and furniture	$1,009	$2,243
Computers and systems	5,592	4,176
Leasehold improvements	759	674
	7,360	7,093

Less: accumulated depreciation and amortization	2,635	3,473

Property and equipment, net	$4,725	$3,620

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

5.	Property and Equipment (Continued)

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $2,263 and $3,441 during the thirteen week periods ended April 2, 2016 and April 4, 2015, respectively.  Depreciation expense for the thirteen week periods ended April 2, 2016 and April 4, 2015 was $367 and $294, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.

Future Contingent Payments
As of April 2, 2016, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”); and 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC (“SDS”). The Company estimates future contingent payments at April 2, 2016 as follows:

Fiscal Year Ending	Total
December 31, 2016	$787
December 30, 2017	665
December 30, 2018	313
Estimated future contingent consideration payments	$1,765

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI and SDS are capped at cumulative maximums of $1.9 million, $1.9 million and $1.5 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of April 2, 2016.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $35 and $90 in contingent consideration during the thirteen week periods ended April 2, 2016 and April 4, 2015, respectively.

SDS
Effective July 5, 2015, the Company acquired the business operations of SDS, a Pennsylvania based engineering company specializing in the in design services for substation projects.  SDS has experience with substation design, including electrical design, system protection and control design, and civil structural design. The Company expects the purchase of SDS to complement and expand RCM’s engineering services offerings and provide RCM’s customers with a stronger depth of experienced engineering resources. The Company believes that the SDS assembled workforce consists of highly trained and experienced engineers that will greatly assist RCM in executing future growth in revenues.  The SDS acquisition operates as part of the Company’s Engineering segment.

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

There were no changes in the carrying amount of goodwill for the thirteen week period ended April 2, 2016.

	Engineering	Information Technology	Specialty Health Care	Total

Balance as of April 2, 2016	$4,411	$5,516	$1,703	$11,630

8.	Intangible Assets

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

The following table reflects the components of net intangible assets, excluding goodwill all of which is attributable to the Company’s Engineering segment:

Total
Balance as of January 2, 2016	$252

Amortization of intangibles during the thirteen week period ended April 2, 2016	23

Balance as of April 2, 2016	$229

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”) and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Fifth Amendment entered into on December 14, 2015 when certain definitions, including without limitation those of terms that are elements of the financial covenants contained in the Revolving Credit Facility, including Applicable LIBOR Rate Margin, Applicable Prime Rate Margin, Fixed Charge Ratio, Letter of Credit Applicable Margin and Permitted Dividend.  The Amendment also deletes the definition of Modified Current Ratio.  The Fifth Amendment also revised certain provisions relating to unused line fees, permitted dividends, a permitted disposition, fees for unused availability under the revolving credit line and certain elements of the financial and operating covenants.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirteen week period ended April 2, 2016 was 3.1%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid special cash dividends on December 30, 2014 and December 30, 2015 which were expressly permitted under the Revolving Credit Facility.  As of April 2, 2016, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of April 2, 2016 and January 2, 2016 were $19.9 million and $21.0 million, respectively.  At April 2, 2016 and January 2, 2016 there were letters of credit outstanding for $0.7 million and $0.8 million, respectively.  At April 2, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.4 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirteen week periods ended April 2, 2016 and April 4, 2015 was determined as follows:

	Thirteen Week Periods Ended
	April 2, 2016	April 4, 2015

Basic weighted average shares outstanding	12,482,547	12,456,220
Dilutive effect of outstanding stock options and restricted stock awards	67,198	210,261
Weighted average dilutive shares outstanding	12,549,745	12,666,481

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

There were 69,500 and 240,000 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the thirteen week periods ended April 2, 2016 and April 4, 2015, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the periods were higher than the average market price of the Company’s common stock for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	April 2, 2016	January 2, 2016

Exercise of options outstanding	44,500	44,500
Time-based restricted stock units outstanding	233,834	208,834
Performance-based restricted stock units outstanding	200,000	0
Future grants of options or shares	157,000	382,000
Shares reserved for employee stock purchase plan	309,391	349,436

Total	944,725	984,770

11.	Share-Based Compensation

At April 2, 2016, the Company had four share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company vests performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $201 and $304 was recognized for the for the thirteen week periods ended April 2, 2016 and April 4, 2015, respectively, and did not include any expense associated with performance-based restricted stock units as they were determined to be unlikely to vest as of April 2, 2016.

As of April 2, 2016, the Company had approximately $0.9 million of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards that may be granted in future periods or c) reflect any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company’s stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of April 2, 2016, options to purchase 25,000 shares of common stock granted under the 2000 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Incentive Share-Based Plans (Continued)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company’s stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of April 2, 2016, under the 2007 Plan, no shares of common stock were available for future grants and options to purchase 19,500 shares of common stock, as well as 25,834 restricted stock units, were outstanding.

The 2000 and 2007 Plans are expired and therefore no shares are available for grant thereunder.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s stockholders in December 2014, provides for the issuance of up to 625,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of April 2, 2016, under the 2014 Plan, 408,000 restricted stock units were outstanding and 157,000 shares were available for awards thereunder.

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

In fiscal 2015, the Company amended the Purchase Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance or transfer under the Plan by an additional 300,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,100,000 shares and to extend the expiration date of the Plan to December 31, 2025.

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (as of January 4, 2016) was 40,045.  As of April 2, 2016, there were 309,391 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

There were no options granted during both the thirteen week periods ended April 2, 2016 and April 4, 2015.  Activity regarding outstanding options for the thirteen week period ended April 2, 2016 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 2, 2016	44,500	$8.12
Options granted	-	$0.00
Options exercised	-	$0.00
Options forfeited/cancelled	-	$0.00

Options outstanding as of April 2, 2016	44,500	$8.12

Options outstanding price range at April 2, 2016	$5.27 - $9.81

Options exercisable as of April 2, 2016	29,500	$9.15

Intrinsic value per share of outstanding stock options as of April 2, 2016	$0.00

As of April 2, 2016, the Company had approximately $13 of total unrecognized compensation cost related to all non-vested stock option awards.

Time-Based Restricted Stock Units

From time-to-time the Company issues time-based restricted stock units.  These time-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has only issued time-based restricted stock units under the 2007 and 2014 Plans.  The following summarizes the activity in the time-based restricted stock units under the 2007 and 2014 Plans during 2016:

	Number of Time-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2016	209	$7.10
Granted	25	$5.41
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at April 2, 2016	234	$6.92

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Time-Based Restricted Stock Units (Continued)

Based on the closing price of the Company’s common stock of $5.25 per share on April 1, 2016 (the last trading day prior to April 2, 2016), the intrinsic value of the time-based non-vested restricted stock units at April 2, 2016 was approximately $1.2 million.  As of April 2, 2016, there was approximately $0.9 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

Performance Based Restricted Stock Units

From time-to-time the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock units that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has only issued performance-based restricted stock units under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during 2016:

	Number of Performance-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2016	-	-
Granted	200	$5.36
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at April 2, 2016	200	$5.36

As of April 2, 2016, the Company considers the performance-based restricted stock unit metrics unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost will be recognized on the performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  During the thirteen week period ended April 2, 2016, the Company purchased 115,318 shares at an average price of $5.19 per share.  The Company did not repurchase any shares in the comparable prior year period.

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

In April 2015, the FASB issued ASU No. 2015-05(ASU 2015-05), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for public entities for annual and interim periods therein beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The Company has adopted ASU 2015-05 with no material impact.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	New Accounting Standards (Continued)

In November 2015, The FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction.  The new guidance will be effective for the Company in the fiscal year beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017).    Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The Company adopted ASU No. 2015-17 during the period ended April 2, 2016.  The Company chose not to apply the ASU retrospectively, and as such prior periods were not retrospectively adjusted.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to amend the principal-agent implementation guidance. The new guidance clarifies the unit of account to be used in principal versus agent assessments and emphasizes that a principal obtains control of a good or service that it then transfers to the customer.  ASU 2016-08 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted.  The Company is currently assessing the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for stock compensation, including income tax accounting, award classification, estimating forfeitures and cash flow presentation.   The new guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adopting is permitted.  The Company is currently assessing the impact of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The new guidance addresses implementation issues identified under ASC Topic 606 by the FASB-IASB Joint Transition Resource Group for Revenue Recognition (TRG).  Specifically, implementation questions submitted to the TRG informed the FASB about certain Implementation issues in ASC Topic 606 guidance on identifying performance obligations and licensing.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 31, 2016. The Company is currently assessing the impact of ASU 2016-10 on its consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended January 2, 2016).

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended April 2, 2016	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$18,685	$12,740	$15,751	$ -	$47,176

Cost of services	13,853	8,947	11,700	-	34,500

Gross profit	4,832	3,793	4,051	-	12,676

Selling, general and administrative	3,820	3,137	3,508	-	10,465

Depreciation and amortization	276	52	62	-	390

Operating income	$736	$604	$481	$ -	$1,821

Total assets as of April 2, 2016	$37,105	$13,985	$20,545	$4,607	$76,242
Capital expenditures	$281	$24	$75	$14	$394

Thirteen Week Period Ended April 4, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$22,791	$14,655	$10,520	$ -	$47,966

Cost of services	17,164	10,097	7,402	-	34,663

Gross profit	5,627	4,558	3,118	-	13,303

Selling, general and administrative	4,273	3,703	2,656	-	10,632

Depreciation and amortization	235	50	31	-	316

Operating income	$1,119	$805	$431	$ -	$2,355

Total assets as of April 4, 2015	$47,003	$15,495	$18,057	$4,912	$85,467
Capital expenditures	$398	$ -	$ -	$217	$615

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirteen week periods ended April 2, 2016 and April 4, 2015 are as follows:

	Thirteen Week Periods Ended
	April 2, 2016	April 4, 2015
Revenues
U. S.	$39,783	$36,695
Canada	6,209	9,612
Puerto Rico	1,184	1,659
	$47,176	$47,966

Total assets by geographic area as of the reported periods are as follows:

	April 2, 2016	January 2, 2016
Total assets
U. S.	$57,789	$63,886
Canada	16,562	15,640
Puerto Rico	1,891	1,810
	$76,242	$81,336

15.	Income Taxes

The projected fiscal 2016 effective income tax rates as of April 2, 2016 and applied for the thirteen week period ended April 2, 2016 are approximately 41.6% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 38.2% for the thirteen week period ended April 2, 2016.  For the comparable prior year period estimated income tax rates were 41.8% and 31.0% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 37.5% for the thirteen week period ended April 4, 2015.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $1.9 million in damages as of both April 2, 2016 and January 2, 2016.  As of April 2, 2016, the Company did not accrue for any such liabilities.

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

Revenue Recognition (Continued)

Transit Accounts Receivable and Transit Accounts Payable

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the thirteen week period ended April 2, 2016, total gross billings, including both transit cost billings and the Company’s earned fees, was $13.2 million, for which the Company recognized $7.4 million of its net fee as revenue.  During the thirteen week period ended April 4, 2015, total gross billings, including both transit cost billings and the Company’s earned fees, was $18.1 million, for which the Company recognized $10.7 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $2.1 million and related transit accounts payable was $6.4 million, for a net liability of $4.3 million, as of April 2, 2016.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of April 2, 2016, the Company had a domestic long term deferred tax asset of $0.2 million and a foreign long-term deferred tax liability of $0.3 million.   The domestic long term deferred tax asset primarily represents the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period and the effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.  The Company adopted ASU No. 2015-17, Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during the period ended April 2, 2016.  The Company chose not to apply the ASU retrospectively, and as such prior periods were not retrospectively adjusted.

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

There were no changes to unrecognized tax benefits during both thirteen week periods presented.

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

Thirteen Week Period Ended April 2, 2016 Compared to Thirteen Week Period Ended April 4, 2015

A summary of operating results for the thirteen week periods ended April 2, 2016 and April 4, 2015 is as follows (in thousands):

	April 2, 2016		April 4, 2015
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$47,176	100.0	$47,966	100.0
Cost of services	34,500	73.1	34,663	72.3
Gross profit	12,676	26.9	13,303	27.7

Selling, general and administrative	10,465	22.2	10,632	22.2
Depreciation and amortization	390	0.8	316	0.6
	10,855	23.0	10,948	22.8

Operating income	1,821	3.9	2,355	4.9
Other expense, net	(200)	0.5	(135)	0.3

Income before income taxes	1,621	3.4	2,220	4.6
Income tax expense	620	1.3	832	1.7

Net income	$1,001	2.1	$1,388	2.9

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended April 2, 2016 and April 4, 2015 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 2, 2016 Compared to Thirteen Week Period Ended April 4, 2015 (Continued)

Revenues.  Revenues decreased 1.6%, or $0.8 million, for the thirteen week period ended April 2, 2016 as compared to the thirteen week period ended April 4, 2015 (the “comparable prior year period”).  Revenues decreased $4.1 million in the Engineering segment, decreased $1.9 million in the Information Technology segment and increased $5.2 million in the Specialty Health Care segment.  On the last day of fiscal 2015 the Company disposed of its QAD Software Solutions Business Unit (“QAD Business”) which generated $1.0 million in revenues for the thirteen week period ended April 4, 2015. Excluding the QAD Business revenue, the Company’s revenues for the thirteen week period ended April 2, 2016 increased 0.5%, or $0.2, million as compared to the comparable prior year period.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the thirteen week period ended April 2, 2016, the Company generated total revenues from its Canadian clients of $6.2 million in U.S. dollars at an Exchange Rate of 73.1% as compared to $10.2 million in U.S. dollars at an Exchange Rate of 80.6% for the prior year comparable period.

Cost of Services and Gross Profit.  Cost of services decreased 0.5%, or $0.2 million, for the thirteen week period ended April 2, 2016 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues.  Cost of services as a percentage of revenues for the thirteen week period ended April 2, 2016 was 73.1% as compared to 72.3% for the comparable prior year period.  See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues and consequently, gross profit.  See Segment Discussion for further information on cost of services and gross profit changes.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses decreased 1.6%, or $0.2 million, for the thirteen week period ended April 2, 2016 as compared to the comparable prior year period.   As a percentage of revenues, SGA expenses were 22.2% for both the thirteen week periods presented.  SGA expense decreased primarily due to the Company’s focus on reducing overall general and administrative costs offset by increases to selling expense.  See Segment Discussion for further information on SGA expense changes.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  The Company’s interest expense, net of interest income for the thirteen week period ended April 2, 2016 increased by approximately $0.1 million as compared to the comparable prior year period, primarily due to increased borrowings by the Company under its line of credit facility. The Company’s outstanding borrowings under its line of credit were $19.9 million as of April 2, 2016.

Income Tax Expense.  The Company recognized $0.6 million of income tax expense for the thirteen week period ended April 2, 2016 as compared to $0.8 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 38.2% as compared to 37.5% for the comparable prior year period. The projected fiscal 2016 effective income tax rate as of April 2, 2016 was approximately 41.6% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income versus U.S. pretax income.  The consolidated effective income tax rate increased for the thirteen week period ended April 2, 2016 as compared to the comparable prior year period because the Company’s Canadian income before taxes decreased as a percentage of total income before taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 2, 2016 Compared to Thirteen Week Period Ended April 4, 2015 (Continued)

Segment Discussion

Engineering

Engineering revenues of $18.7 million for the thirteen week period ended April 2, 2016 decreased $4.1 million, or 18.0%, as compared to the comparable prior year period. The decrease was primarily due to a decrease in revenues of $3.6 million from the Company’s Canadian Engineering Group, resulting from a reduced level of project activity with the Company’s Canadian Engineering clients and also a decrease in the Canadian dollar exchange rate.  The Engineering segment operating income was $0.7 million for the thirteen week period ended April 2, 2016 as compared to $1.1 million for the comparable prior year period. The decrease of $0.4 million in operating income was due to a decrease in gross profit of $0.8 million offset by a decrease in SGA expense of $0.4 million. The Engineering segment’s gross profit decreased due to the decrease in revenues offset by an increase in gross margin. The Engineering segment’s gross margin for the thirteen week period ended April 2, 2016 was 25.9% as compared to 24.7% for the comparable prior year period.  The increase in gross margin was primarily due to an improved mix of revenue from higher margin projects.  The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense and an overall concerted effort by the Company to reduce general and administrative expense.

Information Technology

Information Technology revenues of $12.7 million for the thirteen week period ended April 2, 2016 decreased 13.1%, or $1.9 million, as compared to $14.7 million for the comparable prior year period.  The decrease was due to a decrease of $1.0 million from the disposal of the QAD Business with the balance primarily from the Life Sciences and Puerto Rico practices. Gross profit of $3.8 million for the thirteen week period ended April 2, 2016 decreased 16.8%, or $0.8 million, as compared to $4.6 million for the comparable prior year period, due primarily to the disposal of the QAD Business which generated $0.6 million in gross profit for the comparable prior year period. The Information Technology segment’s gross margin for the thirteen week period ended April 2, 2016 was 29.8% as compared to 31.1% for the comparable prior year period.  The decrease in gross margin was primarily due to the disposal of the QAD Business which typically generated high gross margin from software sales. Excluding the QAD Business, gross margin for the comparable prior year period was 29.4%. Operating income of $0.6 million for the thirteen week period ended April 2, 2016 was materially unchanged as compared to the comparable prior year period as the decrease in gross profit was substantially offset by a decrease in SGA expense.  SGA expense of $3.1 million for the thirteen week period ended April 2, 2016 decreased $0.6 million as compared to $3.7 million in the comparable prior year period, primarily due to the disposal of the QAD Business which generated SGA expense of $0.4 million for the comparable prior year period.

 Specialty Health Care

Specialty Health Care revenues of $15.8 million for the thirteen week period ended April 2, 2016 increased 49.7%, or $5.2 million, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $2.4 million from the recently opened Chicago office, $1.4 million from the travel nursing staffing group, $0.6 million from the health information management staffing group, $0.3 million from the Honolulu office, $0.3 million in permanent placement revenues and $0.2 million from the New York City office. The Specialty Health Care segment’s gross profit for the thirteen week period ended April 2, 2016 increased by 29.9%, or $0.9 million, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues offset by a decrease in gross margin to 25.7% for the thirteen week period ended April 2, 2016 as compared to 29.6% for the comparable prior year period. The decrease in gross profit margin was primarily driven by increased revenues with new clients at a lower gross margin.  Specialty Healthcare experienced operating income of $0.5 million for the thirteen week period ended April 2, 2016 as compared to $0.4 million for the comparable prior year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense.  SGA expense increased by $0.8 million, to $3.5 million for the thirteen week period ended April 2, 2016 as compared to $2.7 million for the comparable prior year period. SGA expense increased primarily due to a higher allocation of corporate-generated SGA expense and investment in the Specialty Healthcare’s newer service lines (Chicago, travel nursing staffing and health information management).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	April 2, 2016	April 4, 2015
Cash (used in) provided by:
Operating activities	$1,054	($4,909)
Investing activities	($393)	($617)
Financing activities	($1,545)	$108

Operating Activities

Operating activities provided $1.1 million of cash for the thirteen week period ended April 2, 2016 as compared to using $4.9 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirteen week period ended April 2, 2016 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirteen week period ended April 2, 2016 was $1.0 million as compared to $1.4 million for the comparable prior year period.  An increase in accounts receivables in the thirteen week period ended April 2, 2016 used $2.2 million of cash as compared to using $5.0 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the thirteen week period ended April 2, 2016 to slower than expected collections from its Canadian Engineering and Specialty Health Care clients.  The Company anticipates this increase will reverse in the second quarter.

The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $4.3 million as of April 2, 2016 and of $1.5 million as of January 2, 2016, so the cash impact during the thirteen week period ended April 2, 2016 provided $2.8 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $0.8 million as of April 4, 2015 and $2.8 million as of January 3, 2015, so the cash impact during the thirteen week period ended April 4, 2015 used $2.0 million in cash.  Prepaid expenses and other current assets provided $1.1 million of cash for the thirteen week period ended April 2, 2016 as compared to using $0.1 million in the comparable prior year period.  The Company attributes these changes to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $0.5 million for the thirteen week period ended April 2, 2016 as compared to providing $1.5 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business. The decrease in accrued payroll and related costs for the thirteen week period ended April 2, 2016 used $1.8 million in cash as compared to $1.6 million for the comparable prior year period.  The Company typically sees a decrease in accrued payroll and related costs in its first quarter due to payments of year-end bonuses to its employees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities

Investing activities used cash of $0.4 million for the thirteen week period ended April 2, 2016 as compared to $0.6 million in the comparable prior year period.  The primary reason for the decrease of $0.2 million for investing activities was a decrease in acquired property and equipment.  The Company attributes this decrease to general timing of information technology infrastructure investing in the normal course of business.

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

Financing Activities

Financing activities used $1.5 million of cash for the thirteen week period ended April 2, 2016 as compared to providing $0.1 million in the comparable prior year period.  The Company made net repayments under its line of credit of $1.1 million during the thirteen week period ended April 2, 2016.  The Company also used $0.6 million to repurchase common stock during the thirteen week period ended April 2, 2016.  The Company generated cash of $0.2 million for both the presented thirteen week periods from sales of shares from its equity plans.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the “Revolving Credit Facility”) and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Fifth Amendment entered into on December 14, 2015 when certain definitions, including without limitation those of terms that are elements of the financial covenants contained in the Revolving Credit Facility, including Applicable LIBOR Rate Margin, Applicable Prime Rate Margin, Fixed Charge Ratio, Letter of Credit Applicable Margin and Permitted Dividend.  The Amendment also deletes the definition of Modified Current Ratio.  The Fifth Amendment also revised certain provisions relating to unused line fees, permitted dividends, a permitted disposition, fees for unused availability under the revolving credit line and certain elements of the financial and operating covenants.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirteen week period ended April 2, 2016 was 3.1%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company paid special cash dividends on December 30, 2014 and December 30, 2015 which were expressly permitted under the Revolving Credit Facility.  As of April 2, 2016, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of April 2, 2016 and January 2, 2016 were $19.9 million and $21.0 million, respectively.  At April 2, 2016 and January 2, 2016 there were letters of credit outstanding for $0.7 million and $0.8 million, respectively.  At April 2, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $14.4 million.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through August 2021.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2016 (After April 2, 2016)	$2,528
2017	2,777
2018	2,212
2019	886
2020	431
Thereafter	57
Total	$8,891

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of April 2, 2016, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. (“PCI”); and 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC (“SDS”). The Company estimates future contingent payments at April 2, 2016 as follows:

Fiscal Year	Total
December 31, 2016	$787
December 30, 2017	665
December 30, 2018	313
Estimated future contingent consideration payments	$1,765

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI and SDS are capped at cumulative maximums of $1.9 million, $1.9 million and $1.5 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of April 2, 2016.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of April 2, 2016, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirteen week period ended April 2, 2016, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended January 2, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  During the quarter ended April 2, 2016, the Company repurchased 115,318 shares at an average price of $5.19 for a total of $598,500.  The following table provides information relating to the shares repurchased during the quarter ended April 2, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 3, 2016 – February 2, 2016	36,631	$4.89	622,597	$1,985,000
February 3, 2016 – March 2, 2016	25,849	$4.95	648,446	$1,857,000
March 3, 2016 - April 2, 2016	52,838	$5.50	701,284	$1,566,000
Total	115,318	$5.19

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION (CONTINUED)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of President and Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: May 11, 2016	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 11, 2016	By: /s/ Kevin D. Miller
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

Date: May 11, 2016	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

Date: May 11, 2016	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended April 2, 2016 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  May 11, 2016

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended April 2, 2016 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

*           *           *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  May 11, 2016