Form 10-Q
period 2016-07-02
RCM TECHNOLOGIES INC
filed 2016-08-12
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 1-10245

RCM TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95--1480559
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey  08109-4613
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

Common Stock, $0.05 par value, 12,295,194 shares outstanding as of August 9, 2016.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 2, 2016 and January 2, 2016
(In thousands, except share and per share amounts)

	July 2,	January 2,
	2016	2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$234	$985
Accounts receivable, net	48,419	50,946
Transit accounts receivable	2,281	7,481
Prepaid expenses and other current assets	3,018	4,508
Deferred income tax assets, domestic	-	609
Total current assets	53,952	64,529

Property and equipment, net	4,611	4,698

Other assets:
Deposits	213	227
Deferred income tax assets, domestic	129	-
Goodwill	11,630	11,630
Intangible assets, net	206	252
Total other assets	12,178	12,109

Total assets	$70,741	$81,336

Current liabilities:
Accounts payable and accrued expenses	$6,033	$7,863
Transit accounts payable	5,483	8,995
Accrued payroll and related costs	7,828	8,606
Income taxes payable	1,144	343
Contingent consideration	190	822
Total current liabilities	20,678	26,629

Deferred tax liability, domestic	-	276
Deferred tax liability, foreign	266	250
Contingent consideration	897	978
Borrowings under line of credit	14,890	21,000
Total liabilities	36,731	49,133

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,599,426 shares issued and 12,322,102 shares outstanding at July 2, 2016 and 14,559,381 shares issued and 12,496,635 shares outstanding at January 2, 2016	730	728
Additional paid-in capital	114,922	114,331
Accumulated other comprehensive loss	(2,364)	(2,845)
Accumulated deficit	(67,782)	(69,646)
Treasury stock (2,277,324 shares at July 2, 2016 and 2,062,746 shares at January 2, 2016, at cost)	(11,496)	(10,365)
Stockholders' equity	34,010	32,203

Total liabilities and stockholders' equity	$70,741	$81,336

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen and Twenty-Six Week Periods Ended July 2, 2016 and July 4, 2015 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Revenues	$45,379	$45,286	$92,555	$93,252
Cost of services	33,275	33,196	67,775	67,859
Gross profit	12,104	12,090	24,780	25,393

Operating costs and expenses
Selling, general and administrative	10,177	10,546	20,642	21,178
Depreciation and amortization	399	334	789	650
	10,576	10,880	21,431	21,828

Operating income	1,528	1,210	3,349	3,565

Other (expense) income
Interest expense and other, net	(96)	(129)	(308)	(253)
Gain on foreign currency transactions	11	11	23	-
	(85)	(118)	(285)	(253)

Income before income taxes	1,443	1,092	3,064	3,312
Income tax expense	580	403	1,200	1,235

Net income	$863	$689	$1,864	$2,077

Basic and diluted net earnings per share	$0.07	$0.05	$0.15	$0.16

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Week Periods Ended July 2, 2016 and July 4, 2015 (Unaudited) (In thousands)

	July 2, 2016	July 4, 2015

Net income	$1,864	$2,077
Foreign currency translation adjustment	481	(1,377)
Comprehensive income	$2,345	$700

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Twenty-Six Week Period Ended July 2, 2016 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 2, 2016	14,559,381	$728	$114,331	($2,845)	($69,646)	2,062,746	($10,365)	$32,203

Issuance of stock under employee stock purchase plan	40,045	2	186	-	-	-	-	188
Translation adjustment	-	-	-	481	-	-	-	481
Share-based compensation expense	-	-	405	-	-	-	-	405
Common stock repurchase	-	-	-	-	-	214,578	(1,131)	(1,131)
Net income	-	-	-	-	1,864	-	-	1,864

Balance, July 2, 2016	14,599,426	$730	$114,922	($2,364)	($67,782)	2,277,324	($11,496)	$34,010

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended July 2, 2016 and July 4, 2015 (Unaudited) (In thousands)

	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net income	$1,864	$2,077

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	789	650
Stock-based compensation expense	405	611
Provision for allowance for doubtful accounts	(46)	621
Deferred income tax expense	219	250
Changes in assets and liabilities:
Accounts receivable	3,163	(3,445)
Prepaid expenses and other current assets	1,606	(175)
Net of transit accounts receivable and payable	1,684	(1,785)
Accounts payable and accrued expenses	(1,947)	(923)
Accrued payroll and related costs	(836)	73
Income taxes payable	780	(429)
Total adjustments	5,817	(4,552)
Net cash provided by (used in) operating activities	7,681	(2,475)

Cash flows from investing activities:
Property and equipment acquired	(657)	(994)
Decrease in deposits	15	18
Net cash used in investing activities	(642)	(976)

Cash flows from financing activities:
Net repayments under line of credit	(6,110)	-
Issuance of stock for employee stock purchase plan	188	179
Exercise of stock options	-	19
Common stock repurchases	(1,131)	-
Contingent consideration paid	(713)	(90)
Net cash (used in) provided by financing activities	(7,766)	108
Effect of exchange rate changes on cash and cash equivalents	(24)	(422)
Decrease in cash and cash equivalents	(751)	(3,765)
Cash and cash equivalents at beginning of period	985	6,411

Cash and cash equivalents at end of period	$234	$2,646

Supplemental cash flow information:
Cash paid for:
Interest	$334	$222
Income taxes	$82	$729

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries ("RCM" or the "Company") are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended January 2, 2016 included in the Company's Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen and twenty-six week period ended July 2, 2016 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2016 was a 52-week reporting year.  The first fiscal quarters of 2016 and 2015 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
July 2, 2016	Thirteen	Twenty-Six
July 4, 2015	Thirteen	Twenty-Six

3.	Use of Estimates and Uncertainties

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

Fair Value of Financial Instruments
The Company's carrying value of financial instruments, consisting primarily of accounts receivable, accounts payable and accrued expenses and borrowings under line of credit, approximates fair value due to their liquidity or their short-term nature.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company's accounts receivable are comprised as follows:

	July 2, 2016	January 2, 2016
Billed	$38,088	$40,117
Accrued and unbilled	5,181	4,939
Work-in-progress	6,491	7,322
Allowance for doubtful accounts	(1,341)	(1,432)

Accounts receivable, net	$48,419	$50,946

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $2.3 million and related transit accounts payable was $5.5 million, for a net liability of $3.2 million, as of July 2, 2016.  The transit accounts receivable was $7.5 million and related transit accounts payable was $9.0 million, for a net liability of $1.5 million, as of January 2, 2016.

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

Property and equipment are comprised of the following:

	July 2, 2016	January 2, 2016
Equipment and furniture	$1,042	$2,358
Computers and systems	5,790	6,119
Leasehold improvements	786	752
	7,618	9,229

Less: accumulated depreciation and amortization	3,007	4,531

Property and equipment, net	$4,611	$4,698

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

5.	Property and Equipment (Continued)

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $2,268 and $3,441 during the twenty-six week periods ended July 2, 2016 and July 4, 2015, respectively.  Depreciation expense for the twenty-six week periods ended July 2, 2016 and July 4, 2015 was $744 and $611, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.

Future Contingent Payments
As of July 2, 2016, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); and 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"). The Company estimates future contingent payments at July 2, 2016 as follows:

Fiscal Year Ending	Total
December 31, 2016	$190
December 30, 2017	645
December 30, 2018	252
Estimated future contingent consideration payments	$1,087

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI and SDS are capped at cumulative maximums of $1.9 million, $1.9 million and $1.5 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of July 2, 2016.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $0.7 and $0.1 million in contingent consideration during the twenty-six week periods ended July 2, 2016 and July 4, 2015, respectively.

SDS
Effective July 5, 2015, the Company acquired the business operations of SDS, a Pennsylvania based engineering company specializing in the in design services for substation projects.  SDS has experience with substation design, including electrical design, system protection and control design, and civil structural design. The Company expects the purchase of SDS to complement and expand RCM's engineering services offerings and provide RCM's customers with a stronger depth of experienced engineering resources. The Company believes that the SDS assembled workforce consists of highly trained and experienced engineers that will greatly assist RCM in executing future growth in revenues.  The SDS acquisition operates as part of the Company's Engineering segment.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required.  The Company formally assesses these qualitative factors, and if necessary, conducts its annual goodwill impairment test as of the last day of the Company's fiscal November each year or if indicators of impairment exist.  During all periods presented, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists.  Since there have been no indicators of impairment, the Company has not performed a quantitative impairment test.

There were no changes in the carrying amount of goodwill for the twenty-six week period ended July 2, 2016.

	Engineering	Information Technology	Specialty Health Care	Total

Balance as of July 2, 2016	$4,411	$5,516	$1,703	$11,630

8.	Intangible Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  The Company's intangible assets consist of customer relationships and non-compete agreements.

The following table reflects the components of net intangible assets, excluding goodwill all of which is attributable to the Company's Engineering segment:

Total
Balance as of January 2, 2016	$252

Amortization of intangibles during the twenty-six week period ended July 2, 2016	46

Balance as of July 2, 2016	$206

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Sixth Amendment entered into on June 13, 2016 when another daily borrowing rate option was added, and the Fifth Amendment entered into on December 14, 2015 when certain definitions, including without limitation those of terms that are elements of the financial covenants contained in the Revolving Credit Facility, including Applicable LIBOR Rate Margin, Applicable Prime Rate Margin, Fixed Charge Ratio, Letter of Credit Applicable Margin and Permitted Dividend.  The Amendment also deletes the definition of Modified Current Ratio.  The Fifth Amendment also revised certain provisions relating to unused line fees, permitted dividends, a permitted disposition, fees for unused availability under the revolving credit line and certain elements of the financial and operating covenants.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the twenty-six week period ended July 2, 2016 was 2.3%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  The Company paid special cash dividends on December 30, 2014 and December 30, 2015 which were expressly permitted under the Revolving Credit Facility.  As of July 2, 2016, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of July 2, 2016 and January 2, 2016 were $14.9 million and $21.0 million, respectively.  At July 2, 2016 and January 2, 2016 there were letters of credit outstanding for $0.7 million and $0.8 million, respectively.  At July 2, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $19.4 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company's consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirteen and twenty-six week periods ended July 2, 2016 and July 4, 2015 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Basic weighted average shares outstanding	12,363,811	12,711,660	12,423,179	12,710,404
Dilutive effect of outstanding stock options and restricted stock awards	101,924	233,493	84,963	222,306
Weighted average dilutive shares outstanding	12,465,735	12,945,153	12,508,142	12,932,710

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

There were 42,500 and 40,000 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the twenty-six week periods ended July 2, 2016 and July 4, 2015, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the periods were higher than the average market price of the Company's common stock for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	July 2, 2016	January 2, 2016

Exercise of options outstanding	44,500	44,500
Time-based restricted stock units outstanding	233,834	208,834
Performance-based restricted stock units outstanding	200,000	0
Future grants of options or shares	157,000	382,000
Shares reserved for employee stock purchase plan	309,391	349,436

Total	944,725	984,770

11.	Share-Based Compensation

At July 2, 2016, the Company had four share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company's common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company vests performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $405 and $611 was recognized for the for the twenty-six week periods ended July 2, 2016 and July 4, 2015, respectively, and did not include any expense associated with performance-based restricted stock units as they were determined to be unlikely to vest as of July 2, 2016.

As of July 2, 2016, the Company had approximately $0.7 million of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company's various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards that may be granted in future periods or c) reflect any potential changes in the Company's forfeiture rate.

Incentive Share-Based Plans

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company's stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of July 2, 2016, options to purchase 25,000 shares of common stock granted under the 2000 Plan were outstanding.  The 2000 Plan has expired therefore no shares are available for grant thereunder.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Incentive Share-Based Plans (Continued)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company's stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of July 2, 2016, under the 2007 Plan, no shares of common stock were available for future grants and options to purchase 19,500 shares of common stock, as well as 25,834 restricted stock units, were outstanding.  The 2007 Plan has expired therefore no shares are available for grant thereunder.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company's stockholders in December 2014, provides for the issuance of up to 625,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of July 2, 2016, under the 2014 Plan, 408,000 restricted stock units were outstanding and 157,000 shares were available for awards thereunder.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2001.  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company's first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (on January 4, 2016) was 40,045.  As of July 2, 2016, there were 309,391 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

There were no options granted during both twenty-six week periods ended July 2, 2016 and July 4, 2015.  Activity regarding outstanding options for the twenty-six week period ended July 2, 2016 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 2, 2016	44,500	$8.12
Options granted	-	$0.00
Options exercised	-	$0.00
Options forfeited/cancelled	-	$0.00

Options outstanding as of July 2, 2016	44,500	$8.12

Options outstanding price range at July 2, 2016	$5.27 - $9.81

Options exercisable as of July 2, 2016	29,500	$9.15

Intrinsic value per share of outstanding stock options as of July 2, 2016	$-

As of July 2, 2016, the Company had approximately $10 of total unrecognized compensation cost related to all non-vested stock option awards.

Time-Based Restricted Stock Units

From time-to-time the Company issues time-based restricted stock units.  These time-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee's restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has only issued time-based restricted stock units under the 2007 and 2014 Plans.  The following summarizes the activity in the time-based restricted stock units under the 2007 and 2014 Plans during 2016:

	Number of Time-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2016	209	$7.10
Granted	25	$5.41
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at July 2, 2016	234	$6.92

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Time-Based Restricted Stock Units (Continued)

Based on the closing price of the Company's common stock of $5.26 per share on July 1, 2016 (the last trading day prior to July 2, 2016), the intrinsic value of the time-based non-vested restricted stock units at July 2, 2016 was approximately $1.2 million.  As of July 2, 2016, there was approximately $0.7 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

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

To date, the Company has only issued performance-based restricted stock units under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during 2016:

	Number of Performance-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2016	-	-
Granted	200	$5.36
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at July 2, 2016	200	$5.36

As of July 2, 2016, the Company considers the performance-based restricted stock unit metrics unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on the performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable  and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  During the twenty-six week period ended July 2, 2016, the Company purchased 214,578 shares at an average price of $5.27 per share.  The Company did not repurchase any shares in the comparable prior year period.

13.	New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," which further clarifies the implementation guidance on principal versus agent considerations", and in April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing", an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients," which includes amendments for enhanced clarification of the guidance. This guidance is effective for fiscal years beginning on or after December 15, 2017 including interim periods within those fiscal years and early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05(ASU 2015-05), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for public entities for annual and interim periods therein beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The Company has adopted ASU 2015-05.  The Company has adopted ASU 2015-05 prospectively and there was no impact to the consolidated financial statements.

In November 2015, The FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction.  The new guidance will be effective for the Company in the fiscal year beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017).    Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The Company adopted ASU No. 2015-17 during the period ended July 2, 2016.  The Company chose not to apply the ASU retrospectively, and as such prior periods were not retrospectively adjusted.

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

The Company follows "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended January 2, 2016).

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company's management system:

Thirteen Week Period Ended July 2, 2016	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$18,742	$10,957	$15,680	$ -	$45,379

Cost of services	13,715	8,172	11,388	-	33,275

Gross profit	5,027	2,785	4,292	-	12,104

Selling, general and administrative	3,944	2,698	3,535	-	10,177

Depreciation and amortization	284	48	67	-	399

Operating income	$799	$39	$690	$ -	$1,528

Total assets as of July 2, 2016	$35,768	$13,250	$17,525	$4,198	$70,741
Capital expenditures	$174	$24	$53	$12	$263

Thirteen Week Period Ended July 4, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$19,827	$14,859	$10,600	$ -	$45,286

Cost of services	15,490	10,336	7,370	-	33,196

Gross profit	4,337	4,523	3,230	-	12,090

Selling, general and administrative	4,039	3,827	2,680	-	10,546

Depreciation and amortization	256	45	33	-	334

Operating income	$42	$651	$517	$ -	$1,210

Total assets as of July 4, 2015	$45,541	$15,892	$17,487	$6,834	$85,754
Capital expenditures	$375	$ -	$ -	$4	$379

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Twenty-Six Week Period Ended July 2, 2016	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$37,427	$23,697	$31,431	$ -	$92,555

Cost of services	27,568	17,120	23,087	-	67,775

Gross profit	9,859	6,577	8,344	-	24,780

Selling, general and administrative	7,760	5,841	7,041	-	20,642

Depreciation and amortization	560	100	129	-	789

Operating income	$1,539	$636	$1,174	$ -	$3,349

Total assets as of July 2, 2016	$35,768	$13,250	$17,525	$4,198	$70,741
Capital expenditures	$455	$48	$128	$26	$657

Twenty-Six Week Period Ended July 4, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$42,618	$29,513	$21,121	$ -	$93,252

Cost of services	32,659	20,430	14,770	-	67,859

Gross profit	9,959	9,083	6,351	-	25,393

Selling, general and administrative	8,317	7,526	5,335	-	21,178

Depreciation and amortization	491	95	64	-	650

Operating income	$1,151	$1,462	$952	$ -	$3,565

Total assets as of July 4, 2015	$45,541	$15,892	$17,487	$6,834	$85,754
Capital expenditures	$773	$ -	$ -	$221	$994

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirteen and twenty-six week periods ended July 2, 2016 and July 4, 2015 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues
U. S.	$37,524	$36,672	$77,307	$73,367
Canada	6,395	6,757	12,604	16,369
Puerto Rico	1,460	1,857	2,644	3,516
	$45,379	$45,286	$92,555	$93,252

Total assets by geographic area as of the reported periods are as follows:

	July 2, 2016	January 2, 2016
Total assets
U. S.	$52,858	$63,886
Canada	15,851	15,640
Puerto Rico	2,032	1,810
	$70,741	$81,336

15.	Income Taxes

The projected fiscal 2016 effective income tax rates as of July 2, 2016 and applied for the twenty-six week period ended July 2, 2016 are approximately 41.6% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 39.2% for the twenty-six week period ended July 2, 2016.  For the comparable prior year period estimated income tax rates were 41.5% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 37.3% for the twenty-six week period ended July 4, 2015.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $1.1 million in damages as of both July 2, 2016 and January 2, 2016.  As of July 2, 2016, the Company did not accrue for any such liabilities.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company's strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) the Company's relationships with and reliance upon significant customers; (v) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vi) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xviii) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company's governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (ixx) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies

The Company's consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different from estimated. Management has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue Recognition

The Company derives its revenues from several sources.  The Company's Engineering Services and Information Technology Services segments perform consulting and project solutions services.  All of the Company's segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company's revenues are invoiced on a time and materials basis.

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

In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases, the Company receives an administrative fee for arranging for, billing for, and collecting the billings related to these companies.  The customer is typically responsible for assessing the work of these companies who have responsibility for acceptability of their personnel to the customer.  Under these circumstances, the Company's reported revenues are net of associated costs (effectively recognizing the net administrative fee only).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

Transit Accounts Receivable and Transit Accounts Payable

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company's clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of "Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent" and therefore recognizing revenue on a "net-basis."  The Company records revenue on a "net" basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the twenty-six week period ended July 2, 2016, total gross billings, including both transit cost billings and the Company's earned fees, was $23.5 million, for which the Company recognized $14.6 million of its net fee as revenue.  During the twenty-six week period ended July 4, 2015, total gross billings, including both transit cost billings and the Company's earned fees, was $32.4 million, for which the Company recognized $19.0 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $2.3 million and related transit accounts payable was $5.5 million, for a net liability of $3.2 million, as of July 2, 2016.

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

Accounts Receivable

The Company's accounts receivable are primarily due from trade customers.  Credit is extended based on evaluation of customers' financial condition and, generally, collateral is not required.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible.

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

Accounting for Stock Options and Restricted Stock Units

The Company uses stock options and restricted stock units to attract, retain and reward employees for long-term service.  The Company follows "Share-Based Payment," which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements.  This compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company measures stock-based compensation cost using the Black-Scholes option pricing model for stock options and the fair value of the underlying common stock at the date of grant for restricted stock units.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of July 2, 2016, the Company had a domestic long term deferred tax asset of $0.1 million and a foreign long-term deferred tax liability of $0.3 million.   The domestic long term deferred tax asset primarily represents the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period and the effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.  The Company adopted ASU No. 2015-17, Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during the period ended April 2, 2016.  The Company chose not to apply the ASU retrospectively, and as such prior periods were not retrospectively adjusted.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada and Puerto Rico. The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company's federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011 and 2012.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  With limited exceptions, the Company is no longer subject to audits by federal, state and local tax authorities in the United States for tax years prior to 2011.  The Company is no longer subject to audit in Canada prior to tax year 2010.  The Company is no longer subject to audit in Puerto Rico prior to tax year 2005.

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

There were no changes to unrecognized tax benefits during both thirteen and twenty-six week periods presented.

Accrued Bonuses

The Company pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of financial performance measures. Executive management, field management and certain corporate employees' bonuses are accrued throughout the year for payment during the first quarter of the following year, based in part upon anticipated annual results compared to annual budgets.  In addition, the Company pays discretionary bonuses to certain employees, which are not related to budget performance. Variances in actual results versus budgeted amounts can have a significant impact on the calculations and therefore on the estimates of the required accruals.  Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-looking Information

The Company's growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for engineering and information technology services.  When the U.S., Canadian or global economies decline, the Company's operating performance could be adversely impacted.  The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends.  However, declines in the economy could result in the need for future cost reductions or changes in strategy.

Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional employee benefits, licensing or tax requirements with respect to the provision of employment services that may reduce the Company's future earnings.  There can be no assurance that the Company will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

The consulting and employment services market is highly competitive with limited barriers to entry.  The Company competes in global, national, regional and local markets with numerous competitors in all of the Company's service lines.  Price competition in the industries the Company serves is significant, and pricing pressures from competitors and customers are increasing.  The Company expects that the level of competition will remain high in the future, which could limit the Company's ability to maintain or increase its market share or profitability.

Thirteen Week Period Ended July 2, 2016 Compared to Thirteen Week Period Ended July 4, 2015

A summary of operating results for the thirteen week periods ended July 2, 2016 and July 4, 2015 is as follows (in thousands):

	July 2, 2016		July 4, 2015
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$45,379	100.0	$45,286	100.0
Cost of services	33,275	73.3	33,196	73.3
Gross profit	12,104	26.7	12,090	26.7

Selling, general and administrative	10,177	22.4	10,546	23.3
Depreciation and amortization	399	0.9	334	0.7
	10,576	23.3	10,880	24.0

Operating income	1,528	3.4	1,210	2.7
Other expense, net	(85)	(0.2)	(118)	(0.3)

Income before income taxes	1,443	3.2	1,092	2.4
Income tax expense	580	1.3	403	0.9

Net income	$863	1.9	$689	1.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended July 2, 2016 and July 4, 2015 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 2, 2016 Compared to Thirteen Week Period Ended July 4, 2015 (Continued)

Revenues.  Revenues increased 0.2%, or $0.1 million, for the thirteen week period ended July 2, 2016 as compared to the thirteen week period ended July 4, 2015 (the "comparable prior year period").  Revenues decreased $1.1 million in the Engineering segment, decreased $3.9 million in the Information Technology segment and increased $5.1 million in the Specialty Health Care segment.  On the last day of fiscal 2015 the Company disposed of its QAD Software Solutions Business Unit ("QAD Business"), which generated $0.8 million in revenues for the thirteen week period ended July 4, 2015. Excluding the QAD Business revenue, the Company's revenues for the thirteen week period ended July 2, 2016 increased 2.0%, or $0.9, million as compared to the comparable prior year period.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the thirteen week period ended July 2, 2016, the Company generated total revenues from its Canadian clients of $6.4 million in U.S. dollars at an Exchange Rate of 77.6% as compared to $6.9 million in U.S. dollars at an Exchange Rate of 81.3% for the prior year comparable period.

Cost of Services and Gross Profit.  Cost of services increased 0.2%, or $0.1 million, for the thirteen week period ended July 2, 2016 as compared to the comparable prior year period.  The increase in cost of services was primarily due to the increase in revenues.  Cost of services as a percentage of revenues for the thirteen week period ended July 2, 2016 and for the comparable prior year period was 73.3%.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses decreased 3.5%, or $0.4 million, for the thirteen week period ended July 2, 2016 as compared to the comparable prior year period.   As a percentage of revenues, SGA expenses were 22.4% for the thirteen week period ended July 2, 2016 as compared to 23.3% for the comparable prior year period.  SGA expense decreased primarily due to the Company's focus on reducing overall general and administrative costs.  See Segment Discussion for further information on SGA expense changes.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  There were no material changes to other expense, net for the thirteen week period ended July 2, 2016.

Income Tax Expense.  The Company recognized $0.6 million of income tax expense for the thirteen week period ended July 2, 2016 as compared to $0.4 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 40.2% as compared to 36.9% for the comparable prior year period. The projected fiscal 2016 effective income tax rate as of July 2, 2016 was approximately 41.6% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income versus U.S. pretax income.  The consolidated effective income tax rate increased for the thirteen week period ended July 2, 2016 as compared to the comparable prior year period because the Company's projected fiscal 2016 Canadian income before taxes decreased as a percentage of the total projected 2016 income before taxes as compared to fiscal 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 2, 2016 Compared to Thirteen Week Period Ended July 4, 2015 (Continued)
Segment Discussion
Engineering
Engineering revenues of $18.7 million for the thirteen week period ended July 2, 2016 decreased 5.5%, or $1.1 million, as compared to the comparable prior year period.  The decrease was primarily due to decreases in revenues of $0.6 million from the Company's Canadian Power Systems Engineering Group and $0.6 million from the Company's U.S. Facilities Design Group, resulting from a reduced level of project activity with certain major clients and also a decrease in the Canadian dollar exchange rate.  The Engineering segment operating income was $0.8 million for the thirteen week period ended July 2, 2016 as compared to marginally positive for the comparable prior year period. The increase of $0.8 million in operating income was due to an increase in gross profit of $0.7 million and a decrease in SGA expense of $0.1 million. The Engineering segment's gross profit and gross profit margin increased due to improved utilization of its engineering personnel.  The Engineering segment's gross profit margin for the thirteen week period ended July 2, 2016 was 26.8% as compared to 21.9% for the comparable prior year period. The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense and an overall concerted effort by the Company to reduce general and administrative expense.

Information Technology
Information Technology revenues of $11.0 million for the thirteen week period ended July 2, 2016 decreased 26.3%, or $3.9 million, as compared to $14.9 million for the comparable prior year period.  The decrease was in part due to a decrease of $0.8 million from the disposal of the QAD Business with the balance primarily from reductions in project revenues from several large clients that were not timely replaced.  Gross profit of $2.8 million for the thirteen week period ended July 2, 2016 decreased 38.4%, or $1.7 million, as compared to $4.5 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenues and also a decrease in gross profit margin. The Information Technology gross profit margin for the thirteen week period ended July 2, 2016 was 25.4% as compared to 30.4% for the comparable prior year period.  The decrease in gross profit margin was partially due to the disposal of the QAD Business which typically generated high gross profit margin from software sales.  Excluding the QAD Business, gross profit margin for the comparable prior year period was 29.9%.  Gross profit margin decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing oriented revenues.   Operating income was marginally positive for the thirteen week period ended July 2, 2016 as compared to $0.7 million for the comparable prior year period.  The decrease in operating income was due to the decrease in gross profit offset by a decrease in SGA expense.  SGA expense of $2.7 million for the thirteen week period ended July 2, 2016 decreased $1.1 million as compared to $3.8 million in the comparable prior year period, primarily due to the disposal of the QAD Business which generated SGA expense of $0.4 million for the comparable prior year period, a lower allocation of corporate-generated SGA expense and an overall concerted effort by the Company to reduce general and administrative expense.
Specialty Health Care
Specialty Health Care revenues of $15.7 million for the thirteen week period ended July 2, 2016 increased 47.9%, or $5.1 million, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $2.2 million from the recently opened Chicago office, $1.6 million from the travel nursing staffing group, $0.5 million from the health information management staffing group, $0.3 million from the Honolulu office, $0.3 million in permanent placement revenues and $0.2 million from the New York City office. The Specialty Health Care segment's gross profit for the thirteen week period ended July 2, 2016 increased by 32.9%, or $1.1 million, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues offset by a decrease in gross profit margin to 27.4% for the thirteen week period ended July 2, 2016 as compared to 30.5% for the comparable prior year period. The decrease in gross profit margin was primarily driven by increased revenues with new clients at a lower gross profit margin.  Specialty Health Care experienced operating income of $0.7 million for the thirteen week period ended July 2, 2016 as compared to $0.5 million for the comparable prior year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense.  SGA expense increased by $0.8 million, to $3.5 million for the thirteen week period ended July 2, 2016 as compared to $2.7 million for the comparable prior year period. SGA expense increased primarily due to a higher allocation of corporate-generated SGA expense and investment in the Specialty Health Care's newer service lines (Chicago, travel nursing staffing and health information management).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 2, 2016 Compared to Twenty-Six Week Period Ended July 4, 2015

A summary of operating results for the twenty-six week periods ended July 2, 2016 and July 4, 2015 is as follows (in thousands):

	July 2, 2016		July 4, 2015
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$92,555	100.0	$93,252	100.0
Cost of services	67,775	73.2	67,859	72.8
Gross profit	24,780	26.8	25,393	27.2

Selling, general and administrative	20,642	22.3	21,178	22.7
Depreciation and amortization	789	0.9	650	0.7
	21,431	23.2	21,828	23.4

Operating income	3,349	3.6	3,565	3.8
Other expense, net	(285)	0.3	(253)	0.3

Income before income taxes	3,064	3.3	3,312	3.5
Income tax expense	1,200	1.3	1,235	1.3

Net income	$1,864	2.0	$2,077	2.2

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended July 2, 2016 and July 4, 2015 consisted of twenty-six weeks each.

Revenues.  Revenues decreased 0.7%, or $0.7 million, for the twenty-six week period ended July 2, 2016 as compared to the twenty-six week period ended July 4, 2015 (the "comparable prior year period").  Revenues decreased $5.2 million in the Engineering segment, decreased $5.8 million in the Information Technology segment and increased $10.3 million in the Specialty Health Care segment.  On the last day of fiscal 2015 the Company disposed of its QAD Software Solutions Business Unit ("QAD Business"), which generated $1.8 million in revenues for the twenty-six week period ended July 4, 2015. Excluding the QAD Business revenue, the Company's revenues for the twenty-six week period ended July 2, 2016 increased 1.2%, or $1.1, million as compared to the comparable prior year period.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the twenty-six week period ended July 2, 2016, the Company generated total revenues from its Canadian clients of $12.6 million in U.S. dollars at an Exchange Rate of 75.3% as compared to $17.1 million in U.S. dollars at an Exchange Rate of 80.9% for the prior year comparable period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 2, 2016 Compared to Twenty-Six Week Period Ended July 4, 2015 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 0.1%, or $0.1 million, for the twenty-six week period ended July 2, 2016 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues.  Cost of services as a percentage of revenues for the twenty-six week period ended July 2, 2016 was 73.2% as compared to 72.8% for the comparable prior year period.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses decreased 2.5%, or $0.5 million, for the twenty-six week period ended July 2, 2016 as compared to the comparable prior year period.   As a percentage of revenues, SGA expenses were 22.3% for the twenty-six week period ended July 2, 2016 as compared to 22.7% for the comparable prior year period.  SGA expense decreased primarily due to the Company's focus on reducing overall general and administrative costs offset by increases to selling expense.  See Segment Discussion for further information on SGA expense changes.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  There were no material changes to other expense, net for the twenty-six week period ended July 2, 2016.

Income Tax Expense.  The Company recognized $1.2 million of income tax expense for the twenty-six week period ended July 2, 2016 and for the comparable prior year period.  The consolidated effective income tax rate for the current period was 39.2% as compared to 37.3% for the comparable prior year period. The projected fiscal 2016 effective income tax rate as of July 2, 2016 was approximately 41.6% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income versus U.S. pretax income.  The consolidated effective income tax rate increased for the twenty-six week period ended July 2, 2016 as compared to the comparable prior year period because the Company's projected fiscal 2016 Canadian income before taxes decreased as a percentage of the total projected 2016 income before taxes as compared to fiscal 2015.

Segment Discussion
Engineering
Engineering revenues of $37.4 million for the twenty-six week period ended July 2, 2016 decreased 12.2%, or $5.2 million, as compared to the comparable prior year period.  The decrease was primarily due to decreases in revenues of $4.2 million from the Company's Canadian Power Systems Engineering Group and $1.1 million from the Company's U.S. Facilities Design Group, resulting from a reduced level of project activity with certain major clients and also a decrease in the Canadian dollar exchange rate.   The Engineering segment operating income was $1.5 million for the twenty-six week period ended July 2, 2016 as compared to $1.1 million for the comparable prior year period. The increase of $0.4 million in operating income was due to a decrease in SGA expense of $0.5 million offset by a decrease in gross profit of $0.1 million. The Engineering segment's gross profit decreased due to the decrease in revenues offset by an increase in gross profit margin. The Engineering segment's gross profit margin for the twenty-six week period ended July 2, 2016 was 26.3% as compared to 23.4% for the comparable prior year period.  The increase in gross profit margin was due to improved utilization of its engineering personnel and an improved mix of revenue from higher gross profit margin projects.  The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense and an overall concerted effort by the Company to reduce general and administrative expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 2, 2016 Compared to Twenty-Six Week Period Ended July 4, 2015 (Continued)
Segment Discussion (Continued)
Information Technology
Information Technology revenues of $23.7 million for the twenty-six week period ended July 2, 2016 decreased 19.7%, or $5.8 million, as compared to $29.5 million for the comparable prior year period.  The decrease was in part due to a decrease of $1.8 million from the disposal of the QAD Business with the balance primarily from reductions in project revenues from several large clients that were not timely replaced.  Gross profit of $6.6 million for the twenty-six week period ended July 2, 2016 decreased 27.6%, or $2.5 million, as compared to $9.1 million for the comparable prior year period.   The decrease in gross profit was primarily due to the decrease in revenues and also a decrease in gross profit margin. The Information Technology segment's gross profit margin for the twenty-six week period ended July 2, 2016 was 27.8% as compared to 30.8% for the comparable prior year period.  The decrease in gross profit margin was partially due to the disposal of the QAD Business which typically generated high gross profit margin from software sales.  Excluding the QAD Business, gross profit margin for the comparable prior year period was 29.4%. Gross profit margin decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing oriented revenues.  Operating income for the twenty-six week period ended July 2, 2016 was of $0.6 million as compared to $1.5 million for the comparable prior year period. The decrease in operating income was due to the decrease in gross profit offset by a decrease in SGA expense.  SGA expense of $5.8 million for the twenty-six week period ended July 2, 2016 decreased $1.7 million as compared to $7.5 million in the comparable prior year period, primarily due to the disposal of the QAD Business which generated SGA expense of $0.8 million for the comparable prior year period, a lower allocation of corporate-generated SGA expense and an overall concerted effort by the Company to reduce general and administrative expense.
Specialty Health Care
Specialty Health Care revenues of $31.4 million for the twenty-six week period ended July 2, 2016 increased 48.8%, or $10.3 million, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $4.6 million from the recently opened Chicago office, $3.1 million from the travel nursing staffing group, $0.8 million from the health information management staffing group, $0.6 million from the Honolulu office, $0.6 million in permanent placement revenues and $0.4 million from the New York City office. The Specialty Health Care segment's gross profit for the twenty-six week period ended July 2, 2016 increased by 31.4%, or $2.0 million, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues offset by a decrease in gross profit margin to 26.5% for the twenty-six week period ended July 2, 2016 as compared to 30.1% for the comparable prior year period. The decrease in gross profit margin was primarily driven by increased revenues with new clients at a lower gross profit margin.  Specialty Health Care experienced operating income of $1.2 million for the twenty-six week period ended July 2, 2016 as compared to $1.0 million for the comparable prior year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense. SGA expense increased by $1.7 million, to $7.0 million for the twenty-six week period ended July 2, 2016 as compared to $5.3 million for the comparable prior year period. SGA expense increased primarily due to a higher allocation of corporate-generated SGA expense and investment in the Specialty Health Care's newer service lines (Chicago, travel nursing staffing and health information management).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	July 2, 2016	July 4, 2015
Cash (used in) provided by:
Operating activities	$7,681	($2,475)
Investing activities	($642)	($976)
Financing activities	($7,766)	$108

Operating Activities

Operating activities provided $7.7 million of cash for the twenty-six week period ended July 2, 2016 as compared to using $2.5 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the twenty-six week period ended July 2, 2016 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the twenty-six week period ended July 2, 2016 was $1.9 million as compared to $2.1 million for the comparable prior year period.  A decrease in accounts receivables in the twenty-six week period ended July 2, 2016 provided $3.2 million of cash as compared to using $3.4 million in the comparable prior year period. The Company primarily attributes the decrease in accounts receivables for the twenty-six week period ended July 2, 2016 to improved collections from its Specialty Health Care clients and a decrease in revenues for the thirteen week period ended July 2, 2016 as compared to the thirteen week period ended April 2, 2016.

The Company's transit accounts payable generally exceeds the Company's transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $3.2 million as of July 2, 2016 and of $1.5 million as of January 2, 2016, so the cash impact during the twenty-six week period ended July 2, 2016 provided $1.7 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $1.1 million as of July 4, 2015 and of $2.9 million as of January 3, 2015, so the cash impact during the twenty-six week period ended July 4, 2015 used $1.8 million in cash.  Prepaid expenses and other current assets provided $1.6 million of cash for the twenty-six week period ended July 2, 2016 as compared to using $0.2 million in the comparable prior year period.  The Company attributes these changes to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $1.9 million for the twenty-six week period ended July 2, 2016 as compared to $0.9 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business. The decrease in accrued payroll and related costs for the twenty-six week period ended July 2, 2016 used $0.8 million in cash as compared to providing $0.1 million for the comparable prior year period.  The Company typically sees a decrease in accrued payroll and related costs in its first quarter due to payments of year-end bonuses to its employees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Investing Activities

Investing activities used cash of $0.6 million for the twenty-six week period ended July 2, 2016 as compared to $1.0 million in the comparable prior year period.  Investing activities were primarily related to expenditures for property and equipment.

The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system, perhaps as early as some time in fiscal 2017.  The Company estimates this upgrade or replacement of the SAP system will cost between $1.0 million and $2.0 million.  These estimates are subject to material change.

Financing Activities

Financing activities used $7.8 million of cash for the twenty-six week period ended July 2, 2016 as compared to providing $0.1 million in the comparable prior year period.  The Company made net repayments under its line of credit of $6.1 million during the twenty-six week period ended July 2, 2016.  The Company also used $1.1 million to repurchase common stock during the twenty-six week period ended July 2, 2016.  The Company generated cash of $0.2 million for both the presented twenty-six week periods from sales of shares from its equity plans.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Sixth Amendment entered into on June 13, 2016 when another daily borrowing rate option was added, and the Fifth Amendment entered into on December 14, 2015 when certain definitions, including without limitation those of terms that are elements of the financial covenants contained in the Revolving Credit Facility, including Applicable LIBOR Rate Margin, Applicable Prime Rate Margin, Fixed Charge Ratio, Letter of Credit Applicable Margin and Permitted Dividend.  The Amendment also deletes the definition of Modified Current Ratio.  The Fifth Amendment also revised certain provisions relating to unused line fees, permitted dividends, a permitted disposition, fees for unused availability under the revolving credit line and certain elements of the financial and operating covenants.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the twenty-six week period ended July 2, 2016 was 2.3%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  The Company paid special cash dividends on December 30, 2014 and December 30, 2015 which were expressly permitted under the Revolving Credit Facility.  As of July 2, 2016, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of July 2, 2016 and January 2, 2016 were $14.9 million and $21.0 million, respectively.  At July 2, 2016 and January 2, 2016 there were letters of credit outstanding for $0.7 million and $0.8 million, respectively.  At July 2, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $19.4 million.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2021.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2016 (After July 2, 2016)	$1,721
2017	2,829
2018	2,254
2019	900
2020	436
Thereafter	61
Total	$8,201

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of July 2, 2016, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); and 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"). The Company estimates future contingent payments at July 2, 2016 as follows:

Fiscal Year	Total
December 31, 2016	$190
December 30, 2017	645
December 30, 2018	252
Estimated future contingent consideration payments	$1,087

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI and SDS are capped at cumulative maximums of $1.9 million, $1.9 million and $1.5 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of July 2, 2016.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of July 2, 2016, the Company's investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company's variable-rate line of credit balances during the thirteen week period ended July 2, 2016, if the interest rate on the Company's variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company's interest expense on an annualized basis would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the "Risk Factors" section (Item 1A) of the Company's Annual Report on Form 10-K for the year ended January 2, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  During the quarter ended July 2, 2016, the Company repurchased 99,260 shares at an average price of $5.37 for a total of $532,162.  The following table provides information relating to the shares repurchased during the quarter ended July 2, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 3, 2016 - May 2, 2016	35,621	$5.34	736,905	$1,376,000
May 3, 2016 - June 2, 2016	42,231	$5.32	779,136	$1,151,000
June 3, 2016 - July 2, 2016	21,408	$5.50	800,544	$1,033,000
Total	99,260	$5.37

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION (CONTINUED)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1
Sixth Amendment to Second Amended and Restated Amendment, dated as of June 13, 2016, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

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

RCM Technologies, Inc.
Date: August 11, 2016	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 11, 2016	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 11, 2016	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 11, 2016	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended July 2, 2016 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  August 11, 2016

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended July 2, 2016 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  August 11, 2016