Form 10-Q
period 2016-10-01
RCM TECHNOLOGIES INC
filed 2016-11-10
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

Common Stock, $0.05 par value, 12,084,230 shares outstanding as of November 8, 2016.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 1, 2016 and January 2, 2016
(In thousands, except share and p  er share amounts)

	October 1,	January 2,
	2016	2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$303	$985
Accounts receivable, net	42,925	50,946
Transit accounts receivable	3,523	7,481
Prepaid expenses and other current assets	2,749	4,508
Deferred income tax assets, domestic	-	609
Total current assets	$49,500	64,529

Property and equipment, net	4,316	4,698

Other assets:
Deposits	225	227
Deferred income tax assets, domestic	32	-
Goodwill	11,630	11,630
Intangible assets, net	189	252
Total other assets	12,076	12,109

Total assets	$65,892	$81,336

Current liabilities:
Accounts payable and accrued expenses	$6,210	$7,863
Transit accounts payable	5,906	8,995
Accrued payroll and related costs	6,316	8,606
Income taxes payable	1,307	343
Contingent consideration	229	822
Total current liabilities	19,968	26,629

Deferred tax liability, domestic	-	276
Deferred tax liability, foreign	262	250
Contingent consideration	782	978
Borrowings under line of credit	11,151	21,000
Total liabilities	32,163	49,133

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,640,606 shares issued and 12,220,610 shares outstanding at October 1, 2016 and 14,559,381 shares issued and 12,496,635 shares outstanding at January 2, 2016	732	728
Additional paid-in capital	115,309	114,331
Accumulated other comprehensive loss	(2,447)	(2,845)
Accumulated deficit	(67,672)	(69,646)
Treasury stock (2,419,996 shares at October 1, 2016 and 2,062,746 shares at January 2, 2016, at cost)	(12,193)	(10,365)
Stockholders' equity	33,729	32,203

Total liabilities and stockholders' equity	$65,892	$81,336

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Thirty-Nine Week Periods Ended October 1, 2016 and October 3, 2015
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Revenues	$39,695	$45,077	$132,250	$138,329
Cost of services	29,551	32,275	97,326	100,134
Gross profit	10,144	12,802	34,924	38,195

Operating costs and expenses
Selling, general and administrative	9,334	10,462	29,976	31,640
Depreciation and amortization	388	434	1,177	1,084
	9,722	10,896	31,153	32,724

Operating income	422	1,906	3,771	5,471

Other (expense) income
Interest expense and other, net	(114)	(113)	(422)	(366)
(Loss) gain on foreign currency transactions	(14)	(61)	9	(61)
	(128)	(174)	(413)	(427)

Income before income taxes	294	1,732	3,358	5,044
Income tax expense	184	770	1,384	2,005

Net income	$110	$962	$1,974	$3,039

Basic net earnings per share	$0.01	$0.08	$0.16	$0.24

Diluted net earnings per share	$0.01	$0.07	$0.16	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended October 1, 2016 and October 3, 2015 (Unaudited) (In thousands)

	October 1, 2016	October 3, 2015

Net income	$1,974	$3,039
Foreign currency translation adjustment	398	(2,610)
Comprehensive income	$2,372	$429

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirty-Nine Week Period Ended October 1, 2016 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 2, 2016	14,559,381	$728	$114,331	($2,845)	($69,646)	2,062,746	($10,365)	$32,203

Issuance of stock under employee stock purchase plan	81,225	4	364	-	-	-	-	368
Translation adjustment	-	-	-	398	-	-	-	398
Share-based compensation expense	-	-	614	-	-	-	-	614
Common stock repurchase	-	-	-	-	-	357,250	(1,828)	(1,828)
Net income	-	-	-	-	1,974	-	-	1,974

Balance, October 1, 2016	14,640,606	$732	$115,309	($2,447)	(67,672)	2,419,996	($12,193)	$33,729

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended October 1, 2016 and October 3, 2015 (Unaudited) (In thousands)

	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net income	$1,974	$3,039

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,177	1,084
Stock-based compensation expense	614	907
Provision for allowance for doubtful accounts	(128)	840
Deferred income tax expense	312	373
Changes in assets and liabilities:
Accounts receivable	8,600	3,272
Prepaid expenses and other current assets	1,847	(45)
Net of transit accounts receivable and payable	864	(2,263)
Accounts payable and accrued expenses	(1,746)	251
Accrued payroll and related costs	(2,334)	(175)
Income taxes payable	948	205
Total adjustments	10,154	4,449
Net cash provided by operating activities	12,128	7,488

Cash flows from investing activities:
Property and equipment acquired	(732)	(2,551)
Decrease in deposits	3	18
Payments for business acquired	-	(800)
Net cash used in investing activities	(729)	(3,333)

Cash flows from financing activities:
Net repayments under line of credit	(9,849)	(5,000)
Issuance of stock for employee stock purchase plan	368	373
Exercise of stock options	-	19
Common stock repurchases	(1,828)	(508)
Contingent consideration paid	(788)	(90)
Net cash used in financing activities	(12,097)	(5,206)
Effect of exchange rate changes on cash and cash equivalents	16	(818)
Decrease in cash and cash equivalents	(682)	(1,869)
Cash and cash equivalents at beginning of period	985	6,411

Cash and cash equivalents at end of period	$303	$4,542

Supplemental cash flow information:
Cash paid for:
Interest	$363	$367
Income taxes	$113	$800

Non-cash investing activities:
Contingent consideration accrued as part of business acquisition	$ -	$746

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

Results for the thirteen and thirty-nine week period ended October 1, 2016 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2016 was a 52-week reporting year.  The third fiscal quarters of 2016 and 2015 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
October 1, 2016	Thirteen	Thirty-Nine
October 3, 2015	Thirteen	Thirty-Nine

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company's accounts receivable are comprised as follows:

	October 1, 2016	January 2, 2016
Billed	$32,451	$40,117
Accrued and unbilled	5,859	4,939
Work-in-progress	5,969	7,322
Allowance for doubtful accounts	(1,354)	(1,432)

Accounts receivable, net	$42,925	$50,946

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $3.5 million and related transit accounts payable was $5.9 million, for a net liability of $2.4 million, as of October 1, 2016.  The transit accounts receivable was $7.5 million and related transit accounts payable was $9.0 million, for a net liability of $1.5 million, as of January 2, 2016.

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

Property and equipment are comprised of the following:

	October 1, 2016	January 2, 2016
Equipment and furniture	$1,042	$2,358
Computers and systems	5,446	6,119
Leasehold improvements	796	752
	7,284	9,229

Less: accumulated depreciation and amortization	2,968	4,531

Property and equipment, net	$4,316	$4,698

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

5.	Property and Equipment (Continued)

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $2,677 and $3,470 during the thirty-nine week periods ended October 1, 2016 and October 3, 2015, respectively.  Depreciation expense for the thirty-nine week periods ended October 1, 2016 and October 3, 2015 was $1,114 and $1,026, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.

Future Contingent Payments
As of October 1, 2016, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); and 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"). The Company estimates future contingent payments at October 1, 2016 as follows:

Fiscal Year Ending	Total
December 31, 2016	$114
December 30, 2017	645
December 30, 2018	252
Estimated future contingent consideration payments	$1,011

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI and SDS are capped at cumulative maximums of $1.9 million, $1.8 million and $1.5 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of October 1, 2016.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $0.8 and $0.1 million in contingent consideration during the thirty-nine week periods ended October 1, 2016 and October 3, 2015, respectively.

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

There were no changes in the carrying amount of goodwill for the thirty-nine week period ended October 1, 2016.

	Engineering	Information Technology	Specialty Health Care	Total

Balance as of October 1, 2016 and January 2, 2016	$4,411	$5,516	$1,703	$11,630

8.	Intangible Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  The Company's intangible assets consist of customer relationships and non-compete agreements.  During all periods presented, the Company determined that no impairment of intangible assets exists.

The following table reflects the activity for net intangible assets, excluding goodwill which is substantially attributable to the Company's Engineering segment for the periods presented:

	Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015
Beginning balance	$252	$194

Amortization of intangibles during the thirty-nine week period ended October 1, 2016	(63)	(58)

Intangibles acquired, SDS acquisition	-	140

Ending balance	$189	$276

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Sixth Amendment entered into on June 13, 2016 when another daily borrowing rate option was added, and the Fifth Amendment entered into on December 14, 2015 when certain definitions, including without limitation those of terms that are elements of the financial covenants contained in the Revolving Credit Facility, including Applicable LIBOR Rate Margin, Applicable Prime Rate Margin, Fixed Charge Ratio, Letter of Credit Applicable Margin and Permitted Dividend.  The Amendment also deletes the definition of Modified Current Ratio.  The Fifth Amendment also revised certain provisions relating to unused line fees, permitted dividends, a permitted disposition, fees for unused availability under the revolving credit line and certain elements of the financial and operating covenants.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirty-nine week period ended October 1, 2016 was 2.3%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  The Company paid special cash dividends on December 30, 2014 and December 30, 2015 which were expressly permitted under the Revolving Credit Facility.  As of October 1, 2016, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of October 1, 2016 and January 2, 2016 were $11.2 million and $21.0 million, respectively.  At October 1, 2016 and January 2, 2016 there were letters of credit outstanding for $0.7 million and $0.8 million, respectively.  At October 1, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $23.1 million.

10.	Per Share Data

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company's consolidated statements of income.

The number of shares of common stock used to calculate basic and diluted earnings per share for the thirteen and thirty-nine week periods ended October 1, 2016 and October 3, 2015 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Basic weighted average shares outstanding	12,295,493	12,724,899	12,380,617	12,715,236
Dilutive effect of outstanding stock options and restricted stock awards	136,150	272,877	102,817	236,648
Weighted average dilutive shares outstanding	12,431,643	12,997,776	12,483,434	12,951,884

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

There were 42,500 and 40,000 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the thirty-nine week periods ended October 1, 2016 and October 3, 2015, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the periods were higher than the average market price of the Company's common stock for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	October 1, 2016	January 2, 2016

Exercise of options outstanding	44,500	44,500
Time-based restricted stock units outstanding	233,834	208,834
Performance-based restricted stock units outstanding	200,000	0
Future grants of options or shares	157,000	382,000
Shares reserved for employee stock purchase plan	268,211	349,436

Total	903,545	984,770

11.	Share-Based Compensation

At October 1, 2016, the Company had four share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company's common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company vests performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $614 and $907 was recognized for the thirty-nine week periods ended October 1, 2016 and October 3, 2015, respectively.  Share based compensation for the thirty-nine week period ended October 1, 2016 did not include any expense associated with performance-based restricted stock units since they were, as of October 1, 2016, determined to be unlikely to vest.

As of October 1, 2016, the Company had approximately $0.6 million of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company's various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards that may be granted in future periods or c) the impact of any potential changes in the Company's forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Incentive Share-Based Plans

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company's stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of October 1, 2016, options to purchase 25,000 shares of common stock granted under the 2000 Plan were outstanding.  The 2000 Plan has expired therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company's stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of October 1, 2016, under the 2007 Plan, no shares of common stock were available for future grants and options to purchase 19,500 shares of common stock, as well as 25,834 restricted stock units, were outstanding.  The 2007 Plan has expired therefore no shares are available for grant thereunder.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company's stockholders in December 2014, provides for the issuance of up to 625,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of October 1, 2016, under the 2014 Plan, 408,000 restricted stock units were outstanding and 157,000 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company's first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (on July 5, 2016) was 41,180.  As of October 1, 2016, there were 268,211 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

There were no options granted during both thirty-nine week periods ended October 1, 2016 and October 3, 2015.  Activity regarding outstanding options for the thirty-nine week period ended October 1, 2016 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 2, 2016	44,500	$8.12
Options granted	-	$0.00
Options exercised	-	$0.00
Options forfeited/cancelled	-	$0.00

Options outstanding as of October 1, 2016	44,500	$8.12

Options outstanding price range at October 1, 2016	$5.27 - $9.81

Options exercisable as of October 1, 2016	29,500	$9.15

Intrinsic value per share of outstanding stock options as of October 1, 2016	$13

As of October 1, 2016, the Company had approximately $7 of total unrecognized compensation cost related to all non-vested stock option awards.

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

To date, the Company has only issued time-based restricted stock units under the 2007 and 2014 Plans.  The following summarizes the activity in the time-based restricted stock units under the 2007 and 2014 Plans during 2016:

	Number of Time-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2016	209	$7.10
Granted	25	$5.41
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at October 1, 2016	234	$6.92

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Time-Based Restricted Stock Units (Continued)

Based on the closing price of the Company's common stock of $6.63 per share on September 30, 2016 (the last trading day prior to October 1, 2016), the intrinsic value of the time-based non-vested restricted stock units at October 1, 2016 was approximately $1.6 million.  As of October 1, 2016, there was approximately $0.6 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

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

To date, the Company has only issued performance-based restricted stock units under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during 2016:

	Number of Performance-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2016	-	-
Granted	200	$5.36
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at October 1, 2016	200	$5.36

As of October 1, 2016, the Company considers the performance-based restricted stock unit metrics unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on the performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  During the thirty-nine week periods ended October 1, 2016 and October 3, 2015, the Company purchased 357,250 shares at an average price of $5.54 per share and 103,182 shares at an average price of $4.92, respectively.  As of October 1, 2016, the Company has $5.2 million available for future treasury stock purchases.

13.	New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," which further clarifies the implementation guidance on principal versus agent considerations", and in April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing," an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients," which includes amendments for enhanced clarification of the guidance. This guidance is effective for fiscal years beginning on or after December 15, 2017 including interim periods within those fiscal years and early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Early adoption is permitted. The Company expects to adopt the provisions of ASU 2016-09 beginning with its fiscal 2017 first quarter. The Company does not expect the provisions to have a material impact on its consolidated financial statements except for the income tax consequences, which will be dependent on the volume of future option exercise activity and volatility of the Company's stock price.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period.  The guidance requires application using a retrospective transition method.   The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company's management system:

Thirteen Week Period Ended October 1, 2016	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$17,591	$10,069	$12,035	$ -	$39,695

Cost of services	13,292	7,335	8,924	-	29,551

Gross profit	4,299	2,734	3,111	-	10,144

Selling, general and administrative	3,606	2,577	3,151	-	9,334

Depreciation and amortization	281	48	59	-	388

Operating income (loss)	$412	$109	($99)	$ -	$422

Total assets as of October 1, 2016	$34,019	$12,336	$15,770	$3,767	$65,892
Capital expenditures	$61	$10	$ -	$4	$75

Thirteen Week Period Ended October 3, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$19,224	$15,171	$10,682	$ -	$45,077

Cost of services	14,325	10,477	7,473	-	32,275

Gross profit	4,899	4,694	3,209	-	12,802

Selling, general and administrative	3,784	3,653	3,025	-	10,462

Depreciation and amortization	301	78	55	-	434

Operating income	$814	$963	$129	$ -	$1,906

Total assets as of October 3, 2015	$39,985	$15,278	$17,021	$9,390	$81,674
Capital expenditures	$263	$ -	$54	$1,240	$1,557

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirty-Nine Week Period Ended October 1, 2016	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$55,019	$33,766	$43,465	$ -	$132,250

Cost of services	40,859	24,455	32,012	-	97,326

Gross profit	14,160	9,311	11,453	-	34,924

Selling, general and administrative	11,355	8,419	10,202	-	29,976

Depreciation and amortization	840	149	188	-	1,177

Operating income	$1,965	$743	$1,063	$ -	$3,771

Total assets as of October 1, 2016	$34,019	$12,336	$15,770	$3,767	$65,892
Capital expenditures	$516	$58	$128	$30	$732

Thirty-Nine Week Period Ended October 3, 2015	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$61,843	$44,684	$31,802	$ -	$138,329

Cost of services	46,989	30,904	22,241	-	100,134

Gross profit	14,854	13,780	9,561	-	38,195

Selling, general and administrative	11,893	11,291	8,456	-	31,640

Depreciation and amortization	794	172	118	-	1,084

Operating income	$2,167	$2,317	$987	$ -	$5,471

Total assets as of October 3, 2015	$39,985	$15,278	$17,021	$9,390	$81,674
Capital expenditures	$1,036	$ -	$54	$1,461	$2,551

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirteen and thirty-nine week periods ended October 1, 2016 and October 3, 2015 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues
U. S.	$32,851	$36,625	$110,158	$109,992
Canada	5,545	6,862	18,149	23,231
Puerto Rico	1,299	1,590	3,943	5,106
	$39,695	$45,077	$132,250	$138,329

Total assets by geographic area as of the reported periods are as follows:

	October 1, 2016	January 2, 2016
Total assets
U. S.	$49,867	$63,886
Canada	13,979	15,640
Puerto Rico	2,046	1,810
	$65,892	$81,336

15.	Income Taxes

The projected fiscal 2016 effective income tax rates as of October 1, 2016 and applied for the thirty-nine week period ended October 1, 2016 are approximately 41.9% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 41.2% for the thirty-nine week period ended October 1, 2016.  For the comparable prior year period estimated income tax rates were 41.4% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 39.8% for the thirty-nine week period ended October 3, 2015.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $1.1 million in damages as of both October 1, 2016 and January 2, 2016.  As of October 1, 2016, the Company accrued $0.1 million for such liabilities.

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

Revenue Recognition (Continued)

Transit Accounts Receivable and Transit Accounts Payable

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company's clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of "Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent" and therefore recognizing revenue on a "net-basis."  The Company records revenue on a "net" basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the thirty-nine week period ended October 1, 2016, total gross billings, including both transit cost billings and the Company's earned fees, was $36.8 million, for which the Company recognized $21.3 million of its net fee as revenue.  During the thirty-nine week period ended October 3, 2015, total gross billings, including both transit cost billings and the Company's earned fees, was $46.9 million, for which the Company recognized $26.9 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $3.5 million and related transit accounts payable was $5.9 million, for a net liability of $2.4 million, as of October 1, 2016.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of October 1, 2016, the Company had a negligible domestic long term deferred tax asset and a foreign long-term deferred tax liability of $0.3 million.   The domestic long term deferred tax asset primarily represents the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period and the effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.  The Company adopted ASU No. 2015-17, Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during the period ended April 2, 2016.  The Company chose not to apply the ASU retrospectively, and as such prior periods were not retrospectively adjusted.

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

There were no changes to unrecognized tax benefits during both thirteen and thirty-nine week periods presented.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 1, 2016 Compared to Thirteen Week Period Ended October 3, 2015

A summary of operating results for the thirteen week periods ended October 1, 2016 and October 3, 2015 is as follows (in thousands):

	October 1, 2016		October 3, 2015
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$39,695	100.0	$45,077	100.0
Cost of services	29,551	74.4	32,275	71.6
Gross profit	10,144	25.6	12,802	28.4

Selling, general and administrative	9,334	23.5	10,462	23.2
Depreciation and amortization	388	1.0	434	1.0
	9,722	24.5	10,896	24.2

Operating income	422	1.1	1,906	4.2
Other expense, net	(128)	0.3	(174)	0.4

Income before income taxes	294	0.8	1,732	3.8
Income tax expense	184	0.5	770	1.7

Net income	$110	0.3	$962	2.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended October 1, 2016 and October 3, 2015 consisted of thirteen weeks each.

Revenues.  Revenues decreased 11.9%, or $5.4 million, for the thirteen week period ended October 1, 2016 as compared to the thirteen week period ended October 3, 2015 (the "comparable prior year period").  Revenues decreased $1.6 million in the Engineering segment, decreased $5.1 million in the Information Technology segment and increased $1.3 million in the Specialty Health Care segment.  On the last day of fiscal 2015 the Company disposed of its QAD Software Solutions Business Unit ("QAD Business"), which generated $0.8 million in revenues for the thirteen week period ended October 3, 2015. Excluding the QAD Business revenue, the Company's revenues for the thirteen week period ended October 1, 2016 decreased 10.4%, or $4.6, million as compared to the comparable prior year period.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the thirteen week period ended October 1, 2016, the Company generated total revenues from its Canadian clients of $5.6 million in U.S. dollars at an Exchange Rate of 76.6% as compared to $6.9 million in U.S. dollars at an Exchange Rate of 76.2% for the prior year comparable period.

Cost of Services and Gross Profit.  Cost of services decreased 8.4%, or $2.7 million, for the thirteen week period ended October 1, 2016 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues.  Cost of services as a percentage of revenues for the thirteen week periods ended October 1, 2016 and October 3, 2015 was 74.4% and 71.6%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 1, 2016 Compared to Thirteen Week Period Ended October 3, 2015 (Continued)

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses decreased 10.8%, or $1.1 million, for the thirteen week period ended October 1, 2016 as compared to the comparable prior year period.   As a percentage of revenues, SGA expenses were 23.5% for the thirteen week period ended October 1, 2016 as compared to 23.2% for the comparable prior year period.  SGA expense decreased primarily due to the decrease in revenues and the Company's focus on reducing overall general and administrative costs.  See Segment Discussion for further information on SGA expense changes.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  There were no material changes to other expense, net for the thirteen week period ended October 1, 2016.

Income Tax Expense.  The Company recognized $0.2 million of income tax expense for the thirteen week period ended October 1, 2016 as compared to $0.8 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 62.6% as compared to 44.5% for the comparable prior year period. The projected fiscal 2016 effective income tax rate as of October 1, 2016 was approximately 41.9% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income versus U.S. pretax income.  The consolidated effective income tax rate increased for the thirteen week period ended October 1, 2016 as compared to the comparable prior year period because the Company's projected fiscal 2016 Canadian income before taxes decreased as a percentage of the total projected 2016 income before taxes as compared to fiscal 2015.  Additionally, the projected fiscal 2016 effective tax rate as of October 1, 2016 of 41.2% increased from the projected rate as of July 2, 2016 of 39.2% and subsequently had an impact on the effective rate for the thirteen week period ended October 1, 2016.

Segment Discussion
Engineering
Engineering revenues of $17.6 million for the thirteen week period ended October 1, 2016 decreased 8.5%, or $1.6 million, as compared to the comparable prior year period.  The decrease was primarily due to decreases in revenues of $1.7 million from the Company's Canadian Power Systems Engineering Group and $0.4 million from the Company's U.S. Facilities Design Group, resulting in both cases from a reduced level of project activity with certain major clients.  The Engineering segment operating income was $0.4 million for the thirteen week period ended October 1, 2016 as compared to $0.8 for the comparable prior year period. The decrease of $0.4 million in operating income was due to a decrease in gross profit of $0.6 million offset by a decrease in SGA expense of $0.2 million. The Engineering segment's gross profit declined due to the decrease in revenues and a decrease in gross profit margin to 24.4% for the thirteen weeks ended October 1, 2016 as compared to 25.5% in the comparable prior year period. Gross profit margin decreased primarily due to poor utilization in the Company's Canadian Engineering Group and due to fixed priced work with a major U.S. utility that has not realized expected gross margin.  The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 1, 2016 Compared to Thirteen Week Period Ended October 3, 2015 (Continued)
Segment Discussion (Continued)
Information Technology
Information Technology revenues of $10.1 million for the thirteen week period ended October 1, 2016 decreased 33.6%, or $5.1 million, as compared to $15.2 million for the comparable prior year period.  The decrease was in part due to a decrease of $0.8 million from the disposal of the QAD Business with the balance primarily from reductions in project revenues from several large clients that were not timely replaced.  Gross profit of $2.7 million for the thirteen week period ended October 1, 2016 decreased 41.8%, or $2.0 million, as compared to $4.7 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenues and also a decrease in gross profit margin. The Information Technology gross profit margin for the thirteen week period ended October 1, 2016 was 27.2% as compared to 30.9% for the comparable prior year period.  The decrease in gross profit margin was partially due to the disposal of the QAD Business which typically generated high gross profit margin from software sales.  Excluding the QAD Business, gross profit margin for the comparable prior year period was 30.7%.  Gross profit margin decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing oriented revenues.   Operating income was marginally positive for the thirteen week period ended October 1, 2016 as compared to $1.0 million for the comparable prior year period.  The decrease in operating income was due to the decrease in gross profit offset by a decrease in SGA expense.  SGA expense of $2.6 million for the thirteen week period ended October 1, 2016 decreased $1.1 million as compared to $3.7 million in the comparable prior year period, primarily due to the disposal of the QAD Business which generated SGA expense of $0.3 million for the comparable prior year period, a lower allocation of corporate-generated SGA expense and an overall concerted effort by the Company to reduce general and administrative expense.
Specialty Health Care
Specialty Health Care revenues of $12.0 million for the thirteen week period ended October 1, 2016 increased 12.7%, or $1.3 million, as compared to the comparable prior year period.  The primary reason for the increase in the revenues for the Specialty Health Care segment was an increase of $1.3 million from the travel nursing staffing group. The Specialty Health Care segment's gross profit for the thirteen week period ended October 1, 2016 decreased by 3.1%, or $0.1 million, as compared to the prior year period. The decrease in gross profit was primarily driven by the a decrease in gross profit margin to 25.9% for the thirteen week period ended October 1, 2016 as compared to 30.0% for the comparable prior year period, offset by the increase in revenues. The decrease in gross profit margin was primarily driven by increased revenues with new clients at a lower gross profit margin, particularly in the travel nurse staffing group, and a decrease in high gross profit margin permanent placement revenues.  Specialty Health Care experienced an operating loss of $0.1 million for the thirteen week period ended October 1, 2016 as compared to operating income of $0.1 million for the comparable prior year period. The primary reasons for the decrease in operating income were the decrease in gross profit and an increase in SGA expense.  SGA expense increased by $0.1 million, primarily due to a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 1, 2016 Compared to Thirty-Nine Week Period Ended October 3, 2015

A summary of operating results for the thirty-nine week periods ended October 1,  2016 and October 3, 2015 is as follows (in thousands):

	October 1, 2016		October 3, 2015
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$132,250	100.0	$138,329	100.0
Cost of services	97,326	73.6	100,134	72.4
Gross profit	34,924	26.4	38,195	27.6

Selling, general and administrative	29,976	22.7	31,640	22.9
Depreciation and amortization	1,177	0.9	1,084	0.7
	31,153	23.6	32,724	23.6

Operating income	3,771	2.8	5,471	4.0
Other expense, net	(413)	0.3	(427)	0.3

Income before income taxes	3,358	2.5	5,044	3.7
Income tax expense	1,384	1.0	2,005	1.5

Net income	$1,974	1.5	$3,039	2.2

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended October 1, 2016 and October 3, 2015 consisted of thirty-nine weeks each.

Revenues.  Revenues decreased 4.4%, or $6.1 million, for the thirty-nine week period ended October 1, 2016 as compared to the thirty-nine week period ended October 3, 2015 (the "comparable prior year period").  Revenues decreased $6.8 million in the Engineering segment, decreased $10.9 million in the Information Technology segment and increased $11.6 million in the Specialty Health Care segment.  On the last day of fiscal 2015 the Company disposed of its QAD Software Solutions Business Unit ("QAD Business"), which generated $2.6 million in revenues for the thirty-nine week period ended October 3, 2015. Excluding the QAD Business revenue, the Company's revenues for the thirty-nine week period ended October 1, 2016 decreased 2.6%, or $3.5, million as compared to the comparable prior year period.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the thirty-nine week period ended October 1, 2016, the Company generated total revenues from its Canadian clients of $18.2 million in U.S. dollars at an Exchange Rate of 75.7% as compared to $24.0 million in U.S. dollars at an Exchange Rate of 79.5% for the prior year comparable period.

Cost of Services and Gross Profit.  Cost of services decreased 2.8%, or $2.8 million, for the thirty-nine week period ended October 1, 2016 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues.  Cost of services as a percentage of revenues for the thirty-nine week period ended October 1, 2016 was 73.6% as compared to 72.4% for the comparable prior year period.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 1, 2016 Compared to Thirty-Nine Week Period Ended October 3, 2015 (Continued)

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses decreased 5.3%, or $1.7 million, for the thirty-nine week period ended October 1, 2016 as compared to the comparable prior year period.   As a percentage of revenues, SGA expenses were 22.7% for the thirty-nine week period ended October 1, 2016 as compared to 22.9% for the comparable prior year period.  SGA expense decreased primarily due to the Company's focus on reducing overall general and administrative costs offset by increases to selling expense.  See Segment Discussion for further information on SGA expense changes.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  There were no material changes to other expense, net for the thirty-nine week period ended October 1, 2016.

Income Tax Expense.  The Company recognized $1.4 million of income tax expense for the thirty-nine week period ended October 1, 2016 and $2.0 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 41.2% as compared to 39.8% for the comparable prior year period. The projected fiscal 2016 effective income tax rate as of October 1, 2016 was approximately 41.9% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income versus U.S. pretax income.  The consolidated effective income tax rate increased for the thirty-nine week period ended October 1, 2016 as compared to the comparable prior year period because the Company's projected fiscal 2016 Canadian income before taxes decreased as a percentage of the total projected 2016 income before taxes as compared to fiscal 2015.

Segment Discussion
Engineering
Engineering revenues of $55.0 million for the thirty-nine week period ended October 1, 2016 decreased 11.0%, or $6.8 million, as compared to the comparable prior year period.  The decrease was primarily due to decreases in revenues of $5.9 million from the Company's Canadian Power Systems Engineering Group and $1.5 million from the Company's U.S. Facilities Design Group, resulting from a reduced level of project activity with certain major clients.   The Engineering segment operating income was $2.0 million for the thirty-nine week period ended October 1, 2016 as compared to $2.2 million for the comparable prior year period. The decrease of $0.2 million in operating income was due a decrease in gross profit of $0.7 million, offset by a decrease in SGA expense of $0.5 million offset by. The Engineering segment's gross profit decreased due to the decrease in revenues and was offset by an increase in gross profit margin. The Engineering segment's gross profit margin for the thirty-nine week period ended October 1, 2016 was 25.7% as compared to 24.0% for the comparable prior year period.  The increase in gross profit margin was due to improved utilization of its engineering personnel and an improved mix of revenue from higher gross profit margin projects.  The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 1, 2016 Compared to Thirty-Nine Week Period Ended October 3, 2015 (Continued)
Segment Discussion (Continued)
Information Technology
Information Technology revenues of $33.8 million for the thirty-nine week period ended October 1, 2016 decreased 24.4%, or $10.9 million, as compared to $44.7 million for the comparable prior year period.  The decrease was in part due to a decrease of $2.6 million from the disposal of the QAD Business with the balance primarily from reductions in project revenues from several large clients that were not timely replaced.  Gross profit of $9.3 million for the thirty-nine week period ended October 1, 2016 decreased 32.4%, or $4.5 million, as compared to $13.8 million for the comparable prior year period.   The decrease in gross profit was primarily due to the decrease in revenues and also a decrease in gross profit margin. The Information Technology segment's gross profit margin for the thirty-nine week period ended October 1, 2016 was 27.6% as compared to 30.8% for the comparable prior year period.  The decrease in gross profit margin was partially due to the disposal of the QAD Business which typically generated high gross profit margin from software sales.  Excluding the QAD Business, gross profit margin for the comparable prior year period was 30.0%. Gross profit margin decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing oriented revenues.  Operating income for the thirty-nine week period ended October 1, 2016 was of $0.7 million as compared to $2.3 million for the comparable prior year period. The decrease in operating income was due to the decrease in gross profit offset by a decrease in SGA expense.  SGA expense of $8.4 million for the thirty-nine week period ended October 1, 2016 decreased $2.9 million as compared to $11.3 million in the comparable prior year period, primarily due to the disposal of the QAD Business which generated SGA expense of $1.1 million for the comparable prior year period, a lower allocation of corporate-generated SGA expense and an overall concerted effort by the Company to reduce general and administrative expense.
Specialty Health Care
Specialty Health Care revenues of $43.5 million for the thirty-nine week period ended October 1, 2016 increased 36.7%, or $11.6 million, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $4.9 million from the recently opened Chicago office, $4.3 million from the travel nursing staffing group, $1.0 million from the Honolulu office, $0.8 million from the health information management staffing group, $0.4 million in permanent placement revenues and $0.4 million from the New York City office. The Specialty Health Care segment's gross profit for the thirty-nine week period ended October 1, 2016 increased by 19.8%, or $1.9 million, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues offset by a decrease in gross profit margin to 26.3% for the thirty-nine week period ended October 1, 2016 as compared to 30.1% for the comparable prior year period. The decrease in gross profit margin was primarily driven by increased revenues with new clients at a lower gross profit margin, primarily from the Chicago office and travel nurse staffing group.  Specialty Health Care experienced operating income of $1.1 million for the thirty-nine week period ended October 1, 2016 as compared to $1.0 million for the comparable prior year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense. SGA expense increased by $1.7 million, to $10.2 million for the thirty-nine week period ended October 1, 2016 as compared to $8.5 million for the comparable prior year period. SGA expense increased primarily due to a higher allocation of corporate-generated SGA expense and investment in the Specialty Health Care's newer service lines (Chicago, travel nursing staffing and health information management).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	October 1, 2016	October 3, 2015
Cash provided by (used in):
Operating activities	$12,128	$7,488
Investing activities	($729)	($3,333)
Financing activities	($12,097)	($5,206)

Operating Activities

Operating activities provided $12.1 million of cash for the thirty-nine week period ended October 1, 2016 as compared to $7.5 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirty-nine week period ended October 1, 2016 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirty-nine week period ended October 1, 2016 was $2.0 million as compared to $3.0 million for the comparable prior year period.  A decrease in accounts receivables in the thirty-nine week period ended October 1, 2016 provided $8.6 million of cash as compared to $3.3 million in the comparable prior year period. The Company primarily attributes the decrease in accounts receivables for the thirty-nine week period ended October 1, 2016 to improved collections from its Specialty Health Care and Canada Engineering clients and a decrease in revenues for the thirty-nine week period ended October 1, 2016 as compared to the thirty-nine week period ended October 3, 2015.

The Company's transit accounts payable generally exceeds the Company's transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $2.4 million and $1.5 million as of October 1, 2016 and January 2, 2016, respectively, so the cash impact during the thirty-nine week period ended October 1, 2016 provided $0.9 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $0.6 million and $2.9 million as of October 3, 2015 and January 3, 2015, respectively, so the cash impact during the thirty-nine week period ended October 3, 2015 used $2.3 million in cash.  Prepaid expenses and other current assets provided $1.8 million of cash for the thirty-nine week period ended October 1, 2016 as compared to using a negligible amount of cash in the comparable prior year period.  The Company attributes these changes to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $1.7 million for the thirty-nine week period ended October 1, 2016 as compared to providing $0.3 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

The decrease in accrued payroll and related costs for the thirty-nine week period ended October 1, 2016 used $2.3 million in cash as compared to providing $0.2 million for the comparable prior year period.  There are three primary factors that impact accrued payroll and related costs: 1) the Company pays the majority of its employees every two weeks and normally has thirteen weeks in a fiscal quarter: this means that the Company normally has a major payroll on the last business day of every other quarter; 2) there is a general correlation to operating expenses as payroll and related costs is the Company's largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 3) most of the Company's senior management participate in annual incentive plans and while progress advances are often made during the fiscal year these accrued bonus balances to the extent they are projected to be achieved generally accumulate throughout the year. The Company's last major payroll for the thirty-nine weeks ended October 1, 2016 was paid on September 30, 2016, the final business day of the current period. The Company's last payroll for the fifty-two weeks ended December 31, 2016 will be December 23, 2016, one week before the end of the Company's fiscal year.

Investing Activities

Investing activities used cash of $0.7 million for the thirty-nine week period ended October 1, 2016 as compared to $3.3 million in the comparable prior year period.  Investing activities were primarily related to expenditures for property and equipment.

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

Financing Activities

Financing activities used $12.1 million of cash for the thirty-nine week period ended October 1, 2016 as compared to $5.2 million in the comparable prior year period.  The Company made net repayments under its line of credit of $9.8 million during the thirty-nine week period ended October 1, 2016.  The Company also used $1.8 million to repurchase common stock during the thirty-nine week period ended October 1, 2016.  The Company generated cash of $0.4 million for both the presented thirty-nine week periods from sales of shares from its equity plans.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Sixth Amendment entered into on June 13, 2016 when another daily borrowing rate option was added, and the Fifth Amendment entered into on December 14, 2015 when certain definitions, including without limitation those of terms that are elements of the financial covenants contained in the Revolving Credit Facility, including Applicable LIBOR Rate Margin, Applicable Prime Rate Margin, Fixed Charge Ratio, Letter of Credit Applicable Margin and Permitted Dividend.  The Amendment also deletes the definition of Modified Current Ratio.  The Fifth Amendment also revised certain provisions relating to unused line fees, permitted dividends, a permitted disposition, fees for unused availability under the revolving credit line and certain elements of the financial and operating covenants.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirty-nine week period ended October 1, 2016 was 2.3%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  The Company paid special cash dividends on December 30, 2014 and December 30, 2015 which were expressly permitted under the Revolving Credit Facility.  As of October 1, 2016, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of October 1, 2016 and January 2, 2016 were $11.2 million and $21.0 million, respectively.  At October 1, 2016 and January 2, 2016 there were letters of credit outstanding for $0.7 million and $0.8 million, respectively.  At October 1, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $23.1 million.

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

Commitments and Contingencies (Continued)
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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through March 2022.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2016 (After October 1, 2016)	$873
2017	2,943
2018	2,358
2019	1,000
2020	526
Thereafter	177
Total	$7,877

Future Contingent Payments

As of October 1, 2016, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); and 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"). The Company estimates future contingent payments at October 1, 2016 as follows:

Fiscal Year	Total
December 31, 2016	$114
December 30, 2017	645
December 29, 2018	252
Estimated future contingent consideration payments	$1,011

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI and SDS are capped at cumulative maximums of $1.9 million, $1.8 million and $1.5 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of October 1, 2016.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of October 1, 2016, the Company's investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company's variable-rate line of credit balances during the thirteen week period ended October 1, 2016, if the interest rate on the Company's variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company's interest expense on an annualized basis would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  During the quarter ended October 1, 2016, the Company repurchased 142,672 shares at an average price of $5.95 for a total of $849,314.  The following table provides information relating to the shares repurchased during the quarter ended October 1, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 3, 2016 - August 2, 2016	61,974	$5.69	862,518	$5,681,000
August 3, 2016 - September 2, 2016	21,657	$5.67	884,175	$5,558,000
September 3, 2016 - October 1, 2016	59,041	$6.33	943,216	$5,184,000
Total	142,672	$5.95

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION (CONTINUED)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of President and Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: November 10, 2016	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 10, 2016	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 10, 2016	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 10, 2016	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended October 1, 2016 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  November 10, 2016

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended October 1, 2016 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  November 10, 2016