Form 10-K
period 2016-12-31
RCM TECHNOLOGIES INC
filed 2017-03-02
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30.6 million based upon the closing price of $5.26 per share of the registrant's common stock on July 1, 2016 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of March 1, 2017: 11,937,516.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant's 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2017 Proxy Statement is not filed by May 1, 2017 (the first business day following the day that is 120 days after the last day of the registrant's 2016 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

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

RCM consists of three operating segments: Engineering, Information Technology and Specialty Health Care Services.  RCM's Engineering segment provides engineering and design, engineering analysis, technical writing and technical support services, Engineer, Procure and Construction Management ("EPC") as well as Demand Side Management/Energy Conservation Services.   The Company's Information Technology, or IT, segment provides enterprise business solutions, application services, infrastructure solutions, competitive advantage & productivity solutions, life sciences solutions and other selected vertical market specific offerings.  The Company's Specialty Health Care Services segment provides the staffing of health care professionals, primarily therapists, nurses and care givers.

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

During the fiscal year ended December 31, 2016, approximately 41.9% of RCM's total revenues were derived from Engineering services, 24.2% from IT services, and the remaining 33.9% from Specialty Health Care services.

Demand for the Company's services and spending by its customers can be significantly impacted by changes in the general level of economic activity, particularly technology spending.  During periods of reduced economic activity, such as the environment in the United States and the world in general that followed the economic dislocations that commenced in mid-2007, the Company may also be subject to increased pricing pressure in its markets due to reduced spending by clients and potential clients of the Company.  Extended periods of weakness in the economy can have a material adverse impact on the Company's business and results of operations.

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

The Company's Engineering group continues to focus on areas of growth within the energy, aerospace and commercial building industries.  In recent years, many businesses have been adversely impacted by oil prices and other energy-related costs and developments, and for that and various other reasons, there has been growing sentiment around the world for the development of alternative sources of energy.

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

In the health care services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for health care service companies, including the Company's Specialty Health Care Services group.  Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years.

Business Strategy

RCM is dedicated to providing solutions to meet its clients' business needs by delivering engineering and information technology services.  The Company's objective is to remain a recognized leader of specialized professional consulting services and solutions in major markets throughout North America.  The Company adapts operating strategies to achieve this objective.  The following is a discussion of the key elements of its growth and operating strategies:

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

Achieve Internal Growth
The Company continues to promote its internal growth strategies which it designed to better serve the Company's customers, generate higher revenue and achieve greater operating efficiencies.  Business units are collaborating on penetrating and servicing accounts as sales teams are increasing their activity levels.  This enables clients to be supported by specialists in their areas of need while RCM productivity increases.

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

To develop close customer relationships, the Company's practice managers and/or sales people regularly meet with both existing and prospective clients to identify areas of need and help design solutions and identify the resources needed to execute their strategies.  The Company's managers also maintain close communications with their customers during each project and on an ongoing basis after its completion.  The Company believes that this relationship-oriented approach can result in greater customer satisfaction.  Additionally, the Company believes that by collaborating with its customers in designing business solutions, it can generate new opportunities to cross-sell additional services that the Company has to offer.  The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of its customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

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

To accomplish this, the Company's financial reporting and accounting systems are centralized in the Company's operational headquarters in Parsippany, NJ.  The systems have been configured to perform all back office functions, including payroll, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company utilizes third-party software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its third-party financial reporting and accounting system at some point in the future, and anticipates a comprehensive review of the system during fiscal 2017.  The Company has not determined when this contemplated replacement may be necessary. The Company estimates this upgrade or replacement of the third-party system will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

ITEM 1. BUSINESS (CONTINUED)

Engineering

The Company's Engineering segment consists of three business units – Engineering Services and Projects, Energy Systems Services USA and Power Systems Services Canada.  The Engineering Services and Projects unit includes Aerospace, Manufacturing and Industrial Engineering divisions.  The Power Systems units focus primarily on the nuclear power, fossil fuel, transmission and distribution and electric utility industries.

RCM provides a full range of Engineering services including Engineering & Design, Engineering Analysis, Engineer-Procure-Construct, Configuration Management, Hardware/Software Validation & Verification, Quality Assurance, Technical Writing & Publications, Manufacturing Process Planning & Improvement, Reliability Centered Maintenance (RCM), Component & Equipment Testing and Risk Management Engineering.  Engineering services are provided at the site of the client or at the Company's own facilities.

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

As of December 31, 2016, the Company assigned approximately 570 engineering and technical personnel to its customers.

Information Technology

The Company's IT segment is an integrated group of business units providing staff supplementation services and project solutions with physical locations in the U.S., Canada and Puerto Rico primarily supporting Financial, Technical, Manufacturing and Distribution applications.  Areas of specialization in project solutions include:

•	Enterprise Infrastructure Management
•	Enterprise Integration
•	Enterprise Supply Chain
•	Enterprise Project Management
•	Enterprise HR
•	Life Sciences
•	Assessment and Remediation of Federally Regulated Life Science Equipment and Processes

ITEM 1. BUSINESS (CONTINUED)

Information Technology (Continued)

The RCM Enterprise Business Solutions Group's core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and methodologies by bundling software, systems, tools and services into integrated business and technology solutions.  Invoices on projects whereby the Company sold its own proprietary software were not material for the fiscal year ended December 31, 2016.

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

As of December 31, 2016, the Company assigned approximately 300 information technology personnel to its customers.

Specialty Health Care

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

As of December 31, 2016, the Company assigned approximately 1,280 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company's organization consists of 30 branch offices located in the United States, Canada and Puerto Rico.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
U.S.
California	2	HC
Connecticut	2	E
Florida	1	HC
Hawaii	1	HC
Illinois	1	HC
Maryland	1	IT
Massachusetts	1	IT
Michigan	2	IT
Minnesota	1	IT
Missouri	1	HC
New Jersey	3	IT, E
New York	3	IT, E, HC
Oregon	1	IT
Pennsylvania	2	E, HC
Rhode Island	1	E
Tennessee	1	HC
Wisconsin	1	E
	25

CANADA	4	IT, E

PUERTO RICO	1	IT, E

(1) Services provided are abbreviated as follows:
E     - Engineering
IT    - Information Technology
HC  - Specialty Health Care

Branch offices are primarily located in markets that the Company believes have strong growth prospects for the Company's services.  The Company's branches are operated in a decentralized, entrepreneurial manner with most branch offices operating as independent profit centers.  The Company's branch managers are given significant autonomy in the daily operations of their respective offices and, with respect to such offices, are responsible for overall guidance and supervision, budgeting and forecasting, sales and marketing strategies, pricing, hiring and training.  Branch managers are paid on a performance-based compensation system designed to motivate the managers to maximize growth and profitability.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico.  Revenues for the fiscal year ended December 31, 2016 and total assets by geographic area as of December 31, 2016 are as follows ($ in thousands):

	Revenues	Total Assets
United States	$146,950	$53,842
Canada	24,423	13,953
Puerto Rico	5,075	2,036
	$176,448	$69,831

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

Sales and Marketing

Sales and marketing efforts are conducted at the local and national level through the Company's network of branch offices.  Sales activities and productivity are tracked and rankings established and published.  Sales between business units are recognized and financially encouraged.  The Company emphasizes long-term personal relationships with customers that are developed through regular assessment of customer requirements and proactive monitoring of service performance.  The Company's sales personnel make regular visits to existing and prospective customers.  New customers are obtained through active sales programs and referrals.  The Company encourages its employees to participate in national and regional trade associations, local chambers of commerce and other civic associations.  The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer's engineering, information technology and other professional services needs.  The Company concentrates on providing carefully screened professionals with the appropriate skills in a timely manner and at competitive prices.  The Company regularly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

The Company has elevated the importance of working with and developing its partner alliances with technology firms.  Partner programs are in place with firms RCM has identified as strategically important to the completeness of the service offering of the Company.  Relations have been established with firms such as ADP, IBM, Mercury, Microsoft and Oracle, among others.  The partner programs may be managed either at a national level from RCM's corporate offices or at a regional level from its branch offices.

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

The Company's larger recognizable customers include 3M, ADP, Alstom Grid, American Electric Power, Amgen, AMN Healthcare, Atrium Medical, Bimbo Bakeries, Black and McDonald, Bruce Power Limited Partnership ("Bruce Power"), Bruckner Supply Company, Chicago Public Schools, Chrysler Corporation, Con Edison, Covanta, Entergy, Cross Country, E.S. Fox Limited, Exelon Nuclear, FlightSafety International, Hamilton Sundstrand, Hawaii Department of Education, Hawaii Department of Public Safety, Hawaii State Hospital, Immucor, Johnson and Johnson, Lilly del Caribe, New York City Board of Education, New York Power Authority, Ontario Power Generation, Pfizer, Pragmatics, Pratt and Whitney, PSE&G, Regeneron Pharmaceuticals, Remedy Partners, Right Sourcing, Ryder, Sikorsky Aircraft, United Health Group, United Technologies Corporation, Verizon, Vermont Yankee Nuclear Power and Zimmer Holdings, Inc.  The Company serves Fortune 1000 companies and many middle market clients.  The Company's relationships with these customers are typically formed at the customers' local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During the fiscal year ended December 31, 2016, no client accounted for 10% or more of the Company's revenues.  The Company's five, ten and twenty largest customers accounted for approximately 31.8%, 47.7% and 60.8%, respectively, of the Company's revenues for the fiscal year ended December 31, 2016.

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

ITEM 1. BUSINESS (CONTINUED)

Information Systems (Continued)

The Company has enhanced its ERP hardware, Application and Operating system to accommodate its growing needs.  The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting, budgeting and consolidation reporting functionality.  The Company believes that it will become necessary to upgrade or replace its financial reporting and accounting system.  The Company has not determined when this contemplated replacement may be necessary, but expects to undertake a comprehensive review of the system during fiscal 2017. The Company estimates this upgrade or replacement of its ERP system will cost somewhere between $1.0 million and $2.0 million. These estimates are subject to change.

The Company's internet presence is an integral part of its strategic initiative to improve visibility and contextualize its business offerings. The Company's website has been revised, making the site more interactive, with improved web analytics.

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

In the interest of consolidation and being green, RCM continues to deploy sophisticated virtualization technology. Implementation of V-motion, fault tolerance, high availability and centralized management are an integral part of this solution.  Green initiatives include partnerships with vendors for the recycling of used printers, toners, servers, desktops and mobile devices.

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

Additionally, RCM has contracted and brokered strategic relationships with third-party vendors to meet its recovery objectives in the event of a system disruption.  For example, comprehensive service level agreements for RCM's data circuits and network devices guarantee minimal outages as well as network redundancy and scalability.

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

The Parsippany Datacenter moved in the first quarter of fiscal 2015 to a third-party Internet Data Center ("IDC").  The IDC provides RCM with a robust data center environment with redundant HVAC, commercial power feeds, ten 2000kW diesel generator sets with five 10,000 gallon above ground fuel oil storage tanks to provide standby power and dry pipe fire suppression.  In addition the IDC provides 24x7 security staffing, closed-circuit monitors, secure-card key access, biometrics scanners, man traps, and alarmed doors.

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

ITEM 1. BUSINESS (CONTINUED)

Seasonality

The Company's operating results can be affected by the seasonal fluctuations in client expenditures.  Expenditures in the Engineering and Information Technology segments can be negatively impacted during the first quarter of the year when clients are finalizing their budgets.  Quarterly results generally fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of clients' businesses. The business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross profit in the fourth quarter of each year, not considering any non-seasonal impact. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain clients' facilities are located in geographic areas subject to closure or reduced hours due to inclement weather.  The Company generally experiences an increase in its cost of sales and a corresponding decrease in gross profit and gross margin percentage in the first and second fiscal quarters of each year as a result of resetting certain state and federal employment tax rates and related salary limitations.  Also, the Company's Specialty Health Care segment typically experiences a significant decline in revenues due to the substantial closure of one of its largest customers, the New York City Department of Education, and other educational institution clients during the third quarter due to their summer recess.

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

Employees

As of December 31, 2016, the Company employed an administrative, sales, recruiting and management staff of approximately 220 people, including licensed engineers and certified IT specialists who, from time to time, participate in engineering design and IT projects undertaken by the Company.  As of December 31, 2016, there were approximately 570 engineering and technical and 300 information technology personnel assigned by the Company to work on client projects for various periods and there were approximately 1,280 specialty health care services personnel assigned to clients.  None of the Company's employees are party to a collective bargaining agreement.  The Company considers its relationship with its employees to be good.

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

RCM has adopted a Code of Conduct applicable to all of its directors, officers and employees. In addition, the Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its Chief Executive Officer, Chief Financial Officer and Controller. Both the Code of Conduct and Code of Ethics are available, free of charge, by sending a written request to the Company's Corporate Secretary. If the Company makes any amendments to either of these Codes (other than technical, administrative, or other non-substantive amendments), or waives (explicitly or implicitly) any provision of the Code of Ethics to the benefit of its Chief Executive Officer, Chief Financial Officer or Controller, it intends to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K filed with the SEC.

ITEM 1A. RISK FACTORS

The Company's business involves a number of risks, some of which are beyond its control.  The risk and uncertainties described below are not the only ones the Company faces.  Set forth below is a discussion of the risks and uncertainties that management believes to be material to the Company.

Economic Trends

Adverse global economic conditions, such as the worldwide crisis that began in mid-2007, may create conditions such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and volatility in credit, equity and fixed income markets.   Any or all of these developments can negatively affect the Company's business, operating results or financial condition in a number of ways.  For example, current or potential customers may be unable to fund capital spending programs, new product launches of other similar endeavors whereby they might procure services from the Company, and therefore delay, decrease or cancel purchases of services or not pay or delay paying for previously purchased services.  In addition, these conditions may cause the Company to incur increased expenses or make it more difficult either to utilize existing debt capacity or otherwise obtain financing for operations, investing activities (including the financing of any future acquisitions), or financing activities, all of which could adversely affect the Company's business, financial condition and results of operations.

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

Highly Competitive Business

The staffing services and outsourcing markets are highly competitive and have limited barriers to entry.  RCM competes in global, national, regional, and local markets with numerous temporary staffing and permanent placement companies.  Price competition in the staffing industry is significant and pricing pressures from competitors and customers are increasing.  In addition, there is increasing pressure on companies to outsource certain areas of their business to low cost offshore outsourcing firms.  RCM expects that the level of competition will remain high in the future, which could limit RCM's ability to maintain or increase its market share or profitability.  Our inability to compete successfully with our competitors could adversely affect the Company's business, financial condition and results of operations.

Seasonality of Business

As described in "Item 1. Business," our operating results are subject to seasonal fluctuations, with reduced demand often occurring during first quarter of the year when clients are finalizing their engineering and IT budgets, and also during periods in which there are a substantial amount of holidays and season vacations.  In particular, one of the largest customers in our Specialty Health Care group, the New York City Department of Education, significantly reduces activity during the third quarter, when schools are closed for summer recess.  Our operating results for any given period may fluctuate as a result of the timing of holidays, vacations and other events, and if we were to experience unfavorable performance during periods in which we would otherwise expect to have high seasonal demand, we may have limited ability to make up for such performance during periods of seasonally lower demand.

ITEM 1A. RISK FACTORS (CONTINUED)

Events Affecting Significant Customers

As disclosed in "Item 1. Business," the Company's five, ten and twenty largest customers accounted for approximately 31.8%, 47.7% and 60.8%, respectively, of revenues for the fiscal year ended December 31, 2016.  During the fiscal year ended December 31, 2016, no single customer accounted for more than 10% of total revenues. The Company's customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenues through a subcontractor relationship.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company's business, financial condition and results of operations.

Safety Concerns Regarding Nuclear Power Plants; Limitations on Insurance

Especially in light of the Fukushima Daiichi nuclear plant malfunction that occurred in March 2011, new and existing concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel.  Among other things, these concerns have led to, and are expected to continue to lead to, various proposals to regulators and governing bodies in some localities where nuclear facilities are located for legislative and regulatory changes that could lead to the shut-down of nuclear units, denial of license renewal applications, municipalization of nuclear units, restrictions on nuclear units or other adverse effects on owning and operating nuclear generating units.  Should these concerns or proposals lead to a diminishment of or reduced growth in the nuclear power industry, the Company's Engineering segment, which has a focus on the nuclear power industry, could be harmed, and the Company's business, financial condition and results of operations could be materially adversely affected.

In addition, our liability insurance does not cover accidents occurring at nuclear power facilities.  Should we be found to be responsible for such an event, we may not be able to cover relating damages, and our business would be adversely affected.

Subcontractors, Transit Accounts Receivable and Transit Accounts Payables Related to Construction Management Contracts

The Company's Engineering segment has entered into arrangements to provide construction management and engineering services to customers under which arrangements the Company then engages subcontractors to provide the construction services.  Ultimately, as a primary contractor, the Company is responsible for the nonperformance or negligence of its subcontractors, whom the Company requires to be adequately insured and to issue performance bonds for their assignment.  Should a subcontractor not perform or act negligently and should there be inadequate insurance or performance bonds in place, the Company might not be able to mitigate its primary liability to the customer, and the Company's business, financial condition and results of operations could be materially adversely affected.  In addition, while payments to subcontractors typically are due from the Company only after the Company receives payment from the ultimate customer, the Company faces the risk that, should a customer not pay the Company, or should a subcontractor demand payment from the Company prior to the Company's receipt of payment from its customer, the Company's business, financial condition and results of operations could be materially adversely affected.

ITEM 1A. RISK FACTORS (CONTINUED)

Dependence Upon Personnel

The Company's operations depend on the continued efforts of its officers and other executive management.  The loss of key officers and members of executive management may cause a significant disruption to the Company's business.

RCM also depends on the performance and productivity of its local managers and field personnel.  The Company's ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered.  The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use the Company's services based upon past relationships with local managers and field personnel.  In order to fulfill the requirements of the Company's customers, the Company must be able to recruit and retain appropriate personnel for client assignments.

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities"), it may adversely affect liquidity, results of operations and financial condition.  The Company's liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company's agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At December 31, 2016, the Company had $14.3 million in borrowings under the Revolving Credit Facility outstanding and $0.8 million outstanding under letters of credit.  At December 31, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $19.9 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At December 31, 2016, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

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

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico.  For the fiscal year ended December 31, 2016, approximately 16.7% of the Company's revenues were generated outside the United States.  There are certain risks inherent in conducting business internationally including:  the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences.  To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

Trademarks

Management believes the RCM Technologies, Inc. name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including The Source of Smart Solutions®.  The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect the Company's use of its proprietary rights.  The Company's success depends on its ability to successfully obtain and maintain, and prevent misappropriation or infringement of, its intellectual property, maintain trade secret protection, and conduct operations without violating or infringing on the intellectual property rights of third parties.  Intellectual property litigation is expensive and time-consuming, and it is often difficult, if not impossible, to predict the outcome of such litigation.  If the Company is involved in an intellectual property litigation, its business, financial condition and results of operations could be materially adversely affected.

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

The Company's ability to protect its data center against damage from fire, power loss, telecommunications failure and other disasters is critical to business operations.  In order to provide many of its services, RCM must be able to store, retrieve, process and manage large databases and periodically expand and upgrade its capabilities.  Any damage to the Company's data centers or any failure of the Company's telecommunication links that interrupts its operations or results in an inadvertent loss of data could adversely affect the Company's ability to meet its customers' needs and their confidence in utilizing the Company for future services.

RCM's ability to protect its data, provide services and safeguard its installations, as it relates to the IT infrastructure, is in part dependent on several outside vendors with whom the Company maintains service level agreements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 30 administrative and sales offices located in the United States, Puerto Rico and Canada.  The majority of the Company's offices typically consist of 1,000 to 15,000 square feet and are typically leased by the Company for terms of one to three years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 11,200 square feet and are leased at a rate of approximately $16.50 per square foot per annum for a term ending on June 30, 2020.

The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 16,000 square feet and are leased at a rate of approximately $21.25 per square foot per annum for a term ending on October 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $1.5 million in damages as of December 31, 2016.  As of December 31, 2016, the Company had an accrual of $0.5 million for any such liabilities.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on The NASDAQ Global Market under the Symbol "RCMT."  The following table sets forth approximate high and low sales prices for the two years in the period ended December 31, 2016 as reported by The NASDAQ Global Market:

	Common Stock
Fiscal Year Ended January 2, 2016	High	Low
First Quarter	$7.00	$5.56
Second Quarter	$6.74	$5.27
Third Quarter	$5.74	$4.16
Fourth Quarter	$5.74	$4.24

Fiscal Year Ended December 31, 2016
First Quarter	$6.00	$4.52
Second Quarter	$5.87	$5.03
Third Quarter	$6.70	$5.15
Fourth Quarter	$7.23	$5.80

Holders

As of February 10, 2017, the approximate number of holders of record of the Company's Common Stock was 355 and the number of beneficial owners of its Common Stock is approximately 2,665.

Dividends

On December 30, 2015, the Company paid to stockholders of record on December 22, 2015 a special cash dividend of $1.00 per share of common stock.  The Company also accrued $1.00 per share on 208,834 unvested restricted share units.  All restricted share units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  Total accrued dividends as of December 31, 2016 were $405,000 to be paid when 135,000 time-based restricted share units that were issued in fiscal 2014 vest in fiscal 2017.  Dividends on any forfeited restricted share units will be forfeited.

The entire fiscal 2015 dividend was treated as return of capital.

While the Company, at this time, has no plans to issue any future dividends, any future payment of dividends will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company's capital stock without the prior consent of the majority of the Company's lenders.  Such consent was received prior to the fiscal 2015 distribution.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

Stock Repurchase by Issuer

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  During fiscal 2016, the Company repurchased 701,114 shares for an average price of $6.07 for a total of $4.3 million.  During fiscal 2015, the Company repurchased 585,966 shares for an average price of $4.84 for a total of $2.8 million.

The following table provides information relating to the shares we received during the fourth quarter of the fiscal year ended December 31, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2, 2016 - November 1, 2016	112,404	$6.90	1,055,620	$4,409,000
November 2, 2016 - December 1, 2016	106,635	$6.33	1,162,255	$3,734,000
December 2, 2016 - December 31, 2016	124,825	$6.62	1,287,080	$2,907,000
Total	343,864	$6.62

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

Transit Accounts Receivable and Transit Accounts Payable
From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company's clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of "Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent" and therefore recognizing revenue on a "net-basis."  The Company records revenue on a "net" basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the fifty-two week period ended December 31, 2016, total gross billings, including both transit cost billings and the Company's earned fees, was $49.7 million, for which the Company recognized $27.3 million of its net fee as revenue.  During the fifty-two week period ended January 2, 2016, total gross billings, including both transit cost billings and the Company's earned fees, was $65.9 million, for which the Company recognized $34.5 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $4.3 million and related transit accounts payable was $6.8 million, a net payable of $2.5 million, as of December 31, 2016.

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

The Company's allowance for doubtful accounts was $1.4 million as of December 31, 2016 and January 2, 2016.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis in order to determine if any impairment in value has occurred.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. An assessment of those qualitative factors or the application of the goodwill impairment test requires significant judgment including but not limited to the assessment of the business, its management and general market conditions, estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company formally assesses these qualitative factors and, if necessary, conducts its annual goodwill impairment test as of the last day of the Company's fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a material change in management or other key personnel and/or slower expected growth rates, among others. Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by ~~a~~ relatively few shareholders, the Company may not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  The Company looks to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges.  During all periods presented, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists.  Since there have been no indicators of impairment, the Company has not performed a quantitative impairment test.

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

Accounting for Stock Options and Restricted share units

The Company uses stock options and restricted share units to attract, retain and reward employees for long-term service.  The Company follows "Share-Based Payment," which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements.  This compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company measures stock-based compensation cost using the Black-Scholes option pricing model for stock options and the fair value of the underlying common stock at the date of grant for restricted share units.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of December 31, 2016, the Company had a domestic long term deferred tax net liability of $0.1 million and a foreign long-term deferred tax liability of $0.2 million.   The domestic long term deferred tax net liability was comprised of total deferred tax liabilities of $1.3 million, offset by total deferred tax assets of $1.2 million. The total deferred tax liability of $1.3 million included $0.7 million for prepaid assets and $0.5 million for advanced depreciation, both deducted for tax purposes but not for GAAP purposes, and $0.1 million from the effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods. The total deferred tax asset of $1.2 million included $0.3 million for equity compensation deducted for GAAP purposes and expected to be deducted for tax purposes in fiscal 2017, with the balance primarily related to the tax effect of accrued expenses which will be deductible for tax purposes in the future. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.  The Company adopted ASU No. 2015-17, Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during the period ended April 2, 2016.  The Company chose not to apply the ASU retrospectively, and as such prior periods were not retrospectively adjusted.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada and Puerto Rico. The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company's federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011 and 2012.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  With limited exceptions, the Company is no longer subject to audits by federal, state and local tax authorities in the United States for tax years prior to 2011.  The Company is no longer subject to audit in Canada prior to tax year 2012.  The Company is no longer subject to audit in Puerto Rico prior to tax year 2006.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Results of Operations ($ in thousands)

	Fiscal Years Ended
	December 31, 2016		January 2, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$176,448	100.0	$185,736	100.0
Cost of services	129,418	73.4	133,851	72.1
Gross profit	47,030	26.6	51,885	27.9

Selling, general and administrative	40,063	22.7	42,567	22.9
Legal settlement and office closure	1,283	0.7	-	-
Depreciation and amortization	1,569	0.9	1,467	0.8
Operating costs and expenses	42,915	24.3	44,034	23.7

Operating income	4,115	2.3	7,851	4.2
Other expense, net	(813)	(0.4)	(697)	(0.4)

Income before income taxes	3,302	1.9	7,154	3.8
Income tax expense	1,544	0.9	1,139	0.6

Net income	$1,758	1.0	$6,015	3.2

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal years ended December 31, 2016 (fiscal 2016) and January 2, 2016 (fiscal 2015) consisted of fifty-two weeks each.

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended January 2, 2016

Revenues.  Revenues decreased 5.0%, or $9.3 million, for the fiscal year ended December 31, 2016 as compared to the prior fiscal year (the "comparable prior year period").  Revenues decreased $6.9 million in the Engineering segment and $16.1 million in the Information Technology segment and increased $13.7 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.  On the last day of fiscal 2015 the Company disposed of its QAD Software Solutions Business Unit ("QAD Business"), which generated $3.4 million in revenues for the fiscal year ended January 2, 2016. Excluding the QAD Business revenue, the Company's revenues for the fiscal year ended December 31, 2016 decreased 3.2%, or $5.9, million as compared to the comparable prior year period.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the fiscal year ended December 31, 2016, the Company generated total revenues from its Canadian clients of $24.4 million in U.S. dollars at an Exchange Rate of 75.5% as compared to $30.3 million in U.S. dollars at an Exchange Rate of 78.5% for the prior year comparable period.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended January 2, 2016 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 3.3%, or $4.4 million, for the fiscal year ended December 31, 2016 as compared to the comparable prior year period.  The decrease in cost of services was primarily due to the decrease in revenues.  Cost of services as a percentage of revenues increased to 73.4% for the fiscal year ended December 31, 2016 from 72.1% for the comparable prior year period. See Segment Discussion for further information regarding changes in cost of services as a percentage of revenues.

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses decreased 5.9%, or $2.5 million, for the fiscal year ended December 31, 2016 as compared to the comparable prior year period.   As a percentage of revenues, SGA expenses were 22.7% for the fiscal year ended December 31, 2016 as compared to 22.9% for the comparable prior year period.  SGA expense decreased primarily due to the Company's focus on reducing overall general and administrative costs offset by increases to selling expense.  See Segment Discussion for further information on SGA expense changes.

Legal Settlement and Office Closure. The Company experienced $1.3 million in legal settlement and office closure charges for the fiscal year ended December 31, 2016 as compared to zero for the comparable prior year period.  The Company settled a wage and hour class action lawsuit in December 2016 and incurred total expenses of $0.7 million, including professional fees. The balance is primarily related to facilities consolidation charges associated with the closure of the Company's Grand Rapids, Michigan office.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  There were no material changes to other expense, net for the fiscal year ended December 31, 2016.

Income Tax Expense.  The Company recognized $1.5 million of income tax expense for the fiscal year ended December 31, 2016 as compared to $1.1 million for the comparable prior year period.  The consolidated effective income tax rate for fiscal 2016 was 46.8% as compared to 15.9% for the comparable prior year period. Generally, the Company's relative income or loss generated in each of its jurisdictions can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income, which typically has tax rates of under 30.0%, versus U.S. pretax income. The Company's fiscal 2016 effective tax rate is unusually high due to the following reasons: 1) a small pretax loss in the Company's Canadian operations; and 2) normal permanent differences and high fixed tax rates in Puerto Rico as both items were spread over a low base of pretax income in the United States. The Company's fiscal 2015 effective tax rate is unusually low primarily due to a discreet write-off of tax goodwill (GAAP book value was zero) associated with the sale of a business unit in the Company's Information Technology segment.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended January 2, 2016 (Continued)
Segment Discussion (See Note 14 to the Consolidated Financial Statements)
Engineering
Engineering revenues of $73.9 million for the fiscal year ended December 31, 2016 decreased 8.5%, or $6.9 million, as compared to the comparable prior year period.  The decrease was primarily due to decreases in revenues of $6.1 million from the Company's Canadian Power Systems Engineering Group and $1.6 million from the Company's U.S. Facilities Design Group, resulting from a reduced level of project activity with certain major clients. Gross profit of $19.7 million for the fiscal year ended December 31, 2016 decreased 2.8%, or $0.6 million, as compared to $20.2 million for the comparable prior year period.   The Engineering segment's gross profit decreased due to the decrease in revenues and was offset by an increase in gross profit margin. The Engineering segment's gross profit margin for the fiscal year ended December 31, 2016 was 26.6% as compared to 25.1% for the comparable prior year period.  The increase in gross profit margin was due to improved utilization of the Company's engineering personnel and an improved mix of revenue from higher gross profit margin projects. The Engineering segment's operating income was $3.4 million for both the fiscal year ended December 31, 2016 and for the comparable prior year period. The decrease of $0.6 million in gross profit was offset by an approximately equal decrease in SGA expense.  The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense, which is allocated based on weighted segment revenues for each period presented.

Information Technology
Information Technology revenues of $42.8 million for the fiscal year ended December 31, 2016 decreased 27.3%, or $16.1 million, as compared to $58.9 million for the comparable prior year period.  The decrease was in part due to a decrease of $3.4 million from the disposal of the QAD Business with the balance primarily from reductions in project revenues from several large clients that were not timely replaced.  Gross profit of $11.7 million for the fiscal year ended December 31, 2016 decreased 35.6%, or $6.4 million, as compared to $18.1 million for the comparable prior year period.   The decrease in gross profit was primarily due to the decrease in revenues and also a decrease in gross profit margin. The Information Technology segment's gross profit margin for the fiscal year ended December 31, 2016 was 27.3% as compared to 30.7% for the comparable prior year period.  The decrease in gross profit margin was partially due to the disposal of the QAD Business which typically generated high gross profit margin from software sales.  Excluding the QAD Business, gross profit margin for the comparable prior year period was 30.0%. Gross profit margin otherwise decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing oriented revenues.  Operating income for the fiscal year ended December 31, 2016 was of $0.5 million as compared to $3.0 million for the comparable prior year period. The decrease in operating income was due to the decrease in gross profit offset by a decrease in SGA expense.  SGA expense of $10.9 million for the fiscal year ended December 31, 2016 decreased $3.9 million as compared to $14.8 million in the comparable prior year period, primarily due to the disposal of the QAD Business which generated SGA expense of $1.4 million for the comparable prior year period, lower selling costs associated with reduced revenues and gross profit, an overall concerted effort by the Company to reduce general and administrative expense and a lower allocation of corporate-generated SGA expense, which is allocated based on weighted segment revenues for each period presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended January 2, 2016 (Continued)
Segment Discussion (See Note 14 to the Consolidated Financial Statements)
Specialty Health Care
Specialty Health Care revenues of $59.8 million for the fiscal year ended December 31, 2016 increased 29.6%, or $13.6 million, as compared to the comparable prior year period.  The primary drivers for the increase in the revenues for the Specialty Health Care segment were increases of $5.9 million from the recently opened Chicago office, $5.6 million from the travel nursing staffing group, $1.3 million from the Honolulu office, $0.4 million from the health information management staffing group and $0.4 million in permanent placement revenues. The Specialty Health Care segment's gross profit for the fiscal year ended December 31, 2016 increased by 15.8%, or $2.1 million, as compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenues offset by a decrease in gross profit margin to 26.2% for the fiscal year ended December 31, 2016 as compared to 29.4% for the comparable prior year period. The decrease in gross profit margin was primarily driven by increased revenues with new clients at a lower gross profit margin, primarily from the Chicago office and travel nurse staffing group.  Specialty Health Care experienced operating income of $1.5 million for both the fiscal year ended December 31, 2016 and the comparable prior year period. The increase of $2.1 million in gross profit was offset by an approximately equal increase in SGA expense. SGA was $13.9 million for the fiscal year ended December 31, 2016 as compared to $11.9 million for the comparable prior year period. SGA expense increased primarily due to investment in the Specialty Health Care's newer service lines (Chicago, travel nursing staffing and health information management) and a higher allocation of corporate-generated SGA expense, which is allocated based on weighted segment revenues for each period presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows
($ in thousands):

	Fiscal Years Ended
	December 31, 2016	January 2, 2016
Cash provided by (used in):
Operating activities	$11,635	$12,481
Investing activities	($831)	($3,036)
Financing activities	($11,556)	($14,188)

Operating Activities

Operating activities provided $11.6 million of cash for the fifty-two week period ended December 31, 2016 as compared to $12.5 million in the comparable prior year period.  The major components of the cash provided by or used in operating activities in the fifty-two week period ended December 31, 2016 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the fifty-two week period ended December 31, 2016 was $1.8 million as compared to $6.0 million for the comparable prior year period.  A decrease in accounts receivable in the fifty-two week period ended December 31, 2016 provided $5.4 million as compared to $4.3 million in the comparable prior year period. The Company primarily attributes the decrease in accounts receivable for the fifty-two week period ended December 31, 2016to improved collections from its Specialty Health Care and Canada Engineering clients and a decrease in revenues for the fifty-two week period ended December 31, 2016 as compared to the fifty-two week period ended January 2, 2016.

The Company's transit accounts payable generally exceeds the Company's transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $2.5 million and  $1.5 million as of December 31, 2016 as of January 2, 2016, respectively, so the cash impact during the fifty-two week period ended December 31, 2016 provided $1.0 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $1.5 million as of January 2, 2016 and  $2.8 million as of January 3, 2015, so the cash impact during the fifty-two week period ended January 2, 2016 used $1.3 million in cash.  Prepaid expenses and other current assets provided $1.2 million of cash for the fifty-two week period ended December 31, 2016 as compared to using $2.2 million in the comparable prior year period.  The Company attributes these changes to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $0.3 million for the fifty-two week period ended December 31, 2016 as compared to using $0.1 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

The decrease in accrued payroll and related costs for the fiscal year ended December 31, 2016 used $1.5 million in cash as compared to providing $0.8 million for the comparable prior year period.  There are three primary factors that impact accrued payroll and related costs: 1) the Company pays the majority of its employees every two weeks and normally has thirteen weeks in a fiscal quarter: this means that the Company normally has a major payroll on the last business day of every other quarter; 2) there is a general correlation to operating expenses as payroll and related costs is the Company's largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 3) most of the Company's senior management participate in annual incentive plans and while progress advances are often made during the fiscal year these accrued bonus balances to the extent they are projected to be achieved generally accumulate throughout the year.  The Company's last payroll for the fifty-two weeks ended December 31, 2016 was December 23, 2016, one week before the end of the Company's fiscal year.

Investing Activities

Investing activities used cash of $0.8 million for the fifty-two week period ended December 31, 2016 as compared to $3.0 million in the comparable prior year period.  Investing activities for fiscal 2016 were primarily related to expenditures for property and equipment.

The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system.  The Company has not determined when this contemplated replacement may be necessary, but expects to undertake a comprehensive review of the system during fiscal 2017.  The Company estimates this upgrade or replacement of the SAP system will cost between $1.0 million and $2.0 million.  These estimates are subject to material change.

Financing Activities

Financing activities used $11.6 million of cash for the fifty-two week period ended December 31, 2016 as compared to $14.2 million of cash in the comparable prior year period.The Company made net repayments under its line of credit of $6.7 million during the fifty-two week period ended December 31, 2016.  The Company also used $4.3 million to repurchase common stock during the fifty-two week period ended December 31, 2016.  The Company generated cash of $0.4 million for both the presented fifty-two week periods from sales of shares from its equity plans.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Sixth Amendment entered into on June 13, 2016 when another daily borrowing rate option was added, and the Fifth Amendment entered into on December 14, 2015 when certain definitions, including without limitation those of terms that are elements of the financial covenants contained in the Revolving Credit Facility, including Applicable LIBOR Rate Margin, Applicable Prime Rate Margin, Fixed Charge Ratio, Letter of Credit Applicable Margin and Permitted Dividend.  The Amendment also deletes the definition of Modified Current Ratio.  The Fifth Amendment also revised certain provisions relating to unused line fees, permitted dividends, a permitted disposition, fees for unused availability under the revolving credit line and certain elements of the financial and operating covenants.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the fiscal year ended December 31, 2016 was 2.3%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2015 which was expressly permitted under the Revolving Credit Facility.  As of December 31, 2016, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of December 31, 2016 and January 2, 2016 were $14.3 million and $21.0 million, respectively.  At December 31, 2016 and January 2, 2016, there were letters of credit outstanding for $0.8 million.  At December 31, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $19.9 million.

Dividends

The Company did not declare any dividends in fiscal 2016.  On December 30, 2015, the Company paid to stockholders of record on December 22, 2015 a special cash dividend of $1.00 per share of common stock.  The Company also accrued $1.00 per share on 208,834 unvested restricted share units.  All restricted share units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  Total accrued dividends as of December 31, 2016 were $405,000 to be paid when 135,000 time-based restricted share units that were issued in fiscal 2014 vest in fiscal 2017.  Dividends on any forfeited restricted share units, if any, will be forfeited.

While the Company, at this time, has no plans to issue any future dividends, any future payment of dividends will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company's capital stock without the prior consent of the majority of the Company's lenders.  Such consent was received prior to the fiscal 2015 distribution.

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

The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system.  The Company has not determined when this contemplated replacement may be necessary, but expects to undertake a comprehensive review of the system during fiscal 2017.  The Company estimates this upgrade or replacement of the third-party system will cost between $1.0 million and $2.0 million.  These estimates are subject to material change.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through March 2022.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2017	$2,988
2018	2,366
2019	1,006
2020	525
2021	154
Thereafter	24
Total	$7,063

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of December 31, 2016, the Company had four active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); and 4) effective December 31, 2016, the Company acquired certain assets of Allied Health Professionals, LLC ("AHP"). The Company estimates future contingent payments at December 31, 2016 as follows:

Fiscal Year	Total
December 30, 2017	$1,061
December 30, 2018	170
Estimated future contingent consideration payments	$1,231

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI, SDS and AHP are capped at cumulative maximums of $0.7 million, $1.1 million, $1.5 million and $0.1 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of December 31, 2016.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

Significant employment agreements are as follows:

Executive Severance Agreements with Rocco Campanelli and Kevin Miller

The Company is a party to Executive Severance Agreements (the "Executive Severance Agreements") with Rocco Campanelli, the Company's President and Chief Executive Officer as of February 28, 2014, and Kevin Miller, the Company's Chief Financial Officer, which set forth the terms and conditions of certain payments to be made by the Company to each executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a "Change in Control" (as defined therein) or (b) there occurs a Change in Control and either (i) the executive's employment is terminated for a reason related to the Change in Control or (ii) the executive remains continuously employed with the Company for a specified period of time following the Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller).

Under the terms of the Executive Severance Agreements, if either (a) the executive is involuntarily terminated by the Company for any reason other than "Cause" (as defined therein), "Disability" (as defined therein) or death, or (b) the executive resigns for "Good Reason" (as defined therein), and, in each case, the termination is not a "Termination Related to a Change in Control" (as defined below), the executive will receive the following severance payments: (i) an amount equal to 1.5 times the sum of (a) the executive's annual base salary as in effect immediately prior to the termination date (before taking into account any reduction that constitutes Good Reason) ("Annual Base Salary") and (b) the highest annual bonus paid to the executive in any of the three fiscal years immediately preceding the executive's termination date ("Bonus"), to be paid in installments over the twelve month period following the executive's termination date; and (ii) for a period of eighteen months following the executive's termination date, a monthly payment equal to the monthly COBRA premium that the executive is required to pay to continue medical, vision, and dental coverage, for himself and, where applicable, his spouse and eligible dependents.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments (Continued)

Executive Severance Agreements with Rocco Campanelli and Kevin Miller (Continued)

Notwithstanding the above, if the executive has a termination as described above and can reasonably demonstrate that such termination would constitute a Termination Related to a Change in Control, and a Change in Control occurs within 120 days following the executive's termination date, the executive will be entitled to receive the payments set forth below for a Termination Related to a Change in Control, less any amounts already paid to the executive, upon consummation of the Change in Control.

Under the terms of the Executive Severance Agreements, if a Change in Control occurs and (a) the executive experiences a Termination Related to a Change in Control on account of (i) an involuntary termination by the Company for any reason other than Cause, death, or Disability, (ii) an involuntary termination by the Company within a specified period of time following a Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) on account of Disability or death, or (iii) a resignation by the executive with Good Reason; or (b) a resignation by the executive, with or without Good Reason, which results in a termination date that is the last day of the specified period (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) following a Change in Control, then the executive will receive the following severance payments: (1) a lump sum payment equal to two times the sum of the executive's (a) Annual Base Salary and (b) Bonus; and (2) a lump sum payment equal to twenty-four multiplied by the monthly COBRA premium cost, as in effect immediately prior to the executive's termination date, for the executive to continue medical, dental and vision coverage, as applicable, in such Company plans for himself and, if applicable, his spouse and eligible dependents.

The Executive Severance Agreements provide that if the executive remains continuously employed for a specified period of time following a Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) and is employed by the Company on the last day of such specified period, the executive will receive a lump sum payment equal to two times the sum of the executive's (a) Annual Base Salary and (b) Bonus (the "Change in Control Payment").  If the executive receives the Change in Control Payment, the executive will not be eligible to receive any severance payments under his Executive Severance Agreement.

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
RESULTS OF OPERATIONS (CONTINUED)

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," which further clarifies the implementation guidance on principal versus agent considerations", and in April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing," an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients," which includes amendments for enhanced clarification of the guidance.  In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which continues the FASB's ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended applications of guidance.   The guidance is effective for fiscal years beginning on or after December 15, 2017 including interim periods within those fiscal years and early adoption is permitted. We are continuing to evaluate the effect the adoption will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations" (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years.  Early adoption is permitted under certain circumstances.   We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

New Accounting Standards (Continued)

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other" (Topic 350). The objective of Phase 1 of the project, which resulted in this Update, is to simplify the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.  Early adoption is permitted.   We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of December 31, 2016, the Company's investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company's variable-rate line of credit balances during the fiscal year ended December 31, 2016, if the interest rate on the Company's variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company's interest expense on an annualized basis would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of the Company's Independent Registered Public Accounting Firm, begins on page F-1.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control-Integrated Framework issued and updated in fiscal 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that the company's internal control over financial reporting was effective as of December 31, 2016, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2017 Proxy Statement and is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	42,000	$8.27	619,266
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	42,000	$8.27	619,266

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See "Index to Financial Statements and Schedules" on F-1.

3. See Item (b) below.

(b)	Exhibits

		(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

(3)(d)
Amended and Restated Bylaws; incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2014 (the "January 2014 8-K").

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

(10)(o)
Amendment, dated as of July 21, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders; incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2016 filed with the Securities and Exchange Commission on February 27, 2014 (the "2013 10-K").

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

(10)(q)
Third Amendment, dated as of December 13, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 13, 2011, filed with the Securities and Exchange Commission on January 3, 2012.

(10)(r)
Fourth Amendment to Second Amended and Restated Amendment, dated as of December 12, 2014, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014 (the "December 2014 8-K").

	*	(10)(s)
Option Grant Agreement, dated April 21, 2010, to Richard D. Machon (filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2010, and incorporated herein by reference).

	*	(10)(t)
Option Grant Agreement, dated April 21, 2010, to S. Gary Snodgrass (filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2010, and incorporated herein by reference).

	*	(10)(u)
Executive Severance Agreement between RCM Technologies, Inc. and Rocco Campanelli dated December 27, 2012; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 27, 2012, filed with the Securities and Exchange Commission on December 28, 2012.

	*	(10)(v)
Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 27, 2012; incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 27, 2012, filed with the Securities and Exchange Commission on December 28, 2012.

	*	(10)(w)	Settlement Agreement, dated January 23, 2014 between RCM Technologies, Inc. and the stockholders of the Company named therein; incorporated by reference to Exhibit 99.1 to the January 2014 8-K.

	*	(10)(x)	Separation Agreement, dated January 23, 2014, between RCM Technologies, Inc. and Leon Kopyt; incorporated by reference to Exhibit 99.2 to the January 2014 8-K.

	*	(10)(y)
RCM Technologies, Inc. Amended and Restated 2014 Omnibus Equity Compensation Plan; incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting filed with the Securities and Exchange Commission on October 28, 2016.

	*	(10)(z)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the December 2014 8-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	10(aa)
RCM Technologies, Inc. Change in Control Plan for Selected Executive Management (filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015, and incorporated herein by reference).

	*	10(bb)
Amendment 2015-3 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement for the 2015 Annual Meeting filed with the Securities and Exchange Commission on October 30, 2015.

10(cc)
Fifth Amendment to Second Amended and Restated Amendment, dated as of December 14, 2015, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 10(cc) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the Securities and Exchange Commission on March 2, 2016.

10(dd)
Sixth Amendment to Second Amended and Restated Amendment, dated as of June 13, 2016, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	101.INS	XBRL Instance Document (Filed herewith)

	101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith)

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith)

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith)

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents (Filed herewith)

	101.DEF	XBRL Taxonomy Definition Linkbase Document (Filed herewith)

*	Constitutes a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: March 2, 2017	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date: March 2, 2017	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 2, 2017	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2017	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 2, 2017	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Chairman and Director

Date: March 2, 2017	By:	/s/ Roger H. Ballou
Roger H. Ballou
Director

Date: March 2, 2017	By:	/s/ Maier O. Fein
Maier O. Fein
Director

Date: March 2, 2017	By:	/s/ Leon Kopyt
Leon Kopyt
Founder and Chairman Emeritus

Date: March 2, 2017	By:	/s/ Richard D. Machon
Richard D. Machon
Director

Date: March 2, 2017	By:	/s/ S. Gary Snodgrass
S. Gary Snodgrass
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2016 and January 2, 2016 (Amounts in thousands, except share and per share amounts, unless otherwise indicated)

	December 31,	January 2,
	2016	2016

Current assets:
Cash and cash equivalents	$279	$985
Accounts receivable, net	45,170	50,946
Transit accounts receivable	4,295	7,481
Prepaid expenses and other current assets	3,327	4,508
Deferred income tax assets, domestic	-	609
Total current assets	53,071	64,529

Property and equipment, net	4,052	4,698

Other assets:
Deposits	212	227
Goodwill	12,325	11,630
Intangible assets, net	171	252
Total other assets	12,708	12,109

Total assets	$69,831	$81,336

Current liabilities:
Accounts payable and accrued expenses	$8,154	$7,863
Transit accounts payable	6,776	8,995
Accrued payroll and related costs	7,185	8,606
Income taxes payable	537	343
Contingent consideration	1,061	822
Total current liabilities	23,713	26,629

Deferred tax liability, domestic	148	276
Deferred tax liability, foreign	234	250
Contingent consideration	170	978
Borrowings under line of credit	14,311	21,000
Total liabilities	38,576	49,133

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,716,940 shares issued and 11,953,080 shares outstanding at December 31, 2016 and 14,559,381 shares issued and 12,496,635 shares outstanding at January 2, 2016	736	728
Additional paid-in capital	115,607	114,331
Accumulated other comprehensive loss	(2,578)	(2,845)
Accumulated deficit	(67,888)	(69,646)
Treasury stock (2,763,860 shares at December 31, 2016 and 2,062,746 shares at January 2, 2016) at cost	(14,622)	(10,365)
Stockholders' equity	31,255	32,203

Total liabilities and stockholders' equity	$69,831	$81,336

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended December 31, 2016 and January 2, 2016
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	December 31, 2016	January 2, 2016

Revenues	$176,448	$185,736
Cost of services	129,418	133,851
Gross profit	47,030	51,885

Operating costs and expenses
Selling, general and administrative	40,063	42,567
Legal settlement and office closure	1,283	-
Depreciation and amortization	1,569	1,467
Operating costs and expenses	42,915	44,034

Operating income	4,115	7,851

Other (expense) income
Interest expense and other, net	(539)	(504)
Loss on sale of business unit	-	(121)
Change in contingent consideration	(285)	-
Gain (loss) on foreign currency transactions	11	(72)
Other expense	(813)	(697)

Income before income taxes	3,302	7,154
Income tax expense	1,544	1,139

Net income	$1,758	$6,015

Basic net income per share	$0.14	$0.48

Diluted net income per share	$0.14	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Fiscal Years Ended December 31, 2016 and January 2, 2016 (Dollars in thousands unless otherwise indicated)

	December 31,	January 2,
	2016	2016

Net income	$1,758	$6,015
Other comprehensive income (loss)	267	(2,936)
Total comprehensive income	$2,025	$3,079

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Amounts in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 3, 2015	14,148,667	707	112,529	91	(62,933)	1,476,780	(7,529)	42,865

Issuance of stock under employee stock purchase plan	73,048	4	369	-	-	-	-	373
Translation adjustment	-	-	-	(2,936)	-	-	-	(2,936)
Issuance of stock upon exercise of stock options	3,500	-	19	-	-	-	-	19
Issuance of stock upon vesting of restricted share units	334,166	17	(17)	-	-	-	-	-
Effect of reduced tax deduction over book expense associated with equity awards	-	-	(15)	-	-	-	-	(15)
Share based compensation expense	-	-	1,446	-	-	-	-	1,446
Common stock repurchase	-	-	-	-	-	585,966	(2,836)	(2,836)
Cash dividend paid	-	-	-	-	(12,529)	-	-	(12,529)
Dividends declared on restricted stock units	-	-	-	-	(209)	-	-	(209)
Dividends on restricted share units forfeited	-	-	-	-	10	-	-	10
Net income	-	-	-	-	6,015	-	-	6,015

Balance, January 2, 2016	14,559,381	$728	$114,331	($2,845)	($69,646)	2,062,746	($10,365)	$32,203

Issuance of stock under employee stock purchase plan	81,225	4	364	-	-	-	-	368
Translation adjustment	-	-	-	267	-	-	-	267
Issuance of stock upon exercise of stock options	2,500	-	15	-	-	-	-	15
Issuance of stock upon vesting of restricted share units	73,834	4	(4)	-	-	-	-	-
Share based compensation expense	-	-	901	-	-	-	-	901
Common stock repurchase	-	-	-	-	-	701,114	(4,257)	(4,257)
Net income	-	-	-	-	1,758	-	-	1,758

Balance, December 31, 2016	14,716,940	$736	$115,607	($2,578)	($67,888)	2,763,860	($14,622)	$31,255

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended December 31, 2016 and January 2, 2016 (Dollars in thousands unless otherwise indicated)

	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net income	$1,758	$6,015

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,569	1,467
Loss on sale of business unit	-	121
Increase in contingent consideration	285	-
Share-based compensation expense	901	1,446
Provision for losses on accounts receivable	616	1,021
Deferred income tax expense	463	1,322
Changes in assets and liabilities:
Accounts receivable	5,427	4,261
Transit accounts receivable	3,220	(4,216)
Prepaid expenses and other current assets	1,228	(2,225)
Accounts payable and accrued expenses	(290)	(80)
Transit accounts payable	(2,254)	2,893
Accrued payroll and related costs	(1,473)	837
Income taxes payable	185	(381)
Total adjustments	9,877	6,466
Net cash provided by operating activities	11,635	12,481

Cash flows from investing activities:
Property and equipment acquired	(846)	(2,790)
Decrease in deposits	15	3
Cash payments for business acquired	-	(800)
Cash from sale of business unit	-	551
Net cash used in investing activities	(831)	(3,036)

Cash flows from financing activities:
Borrowings under line of credit	83,605	58,276
Repayments on line of credit	(90,294)	(57,276)
Sale of stock for employee stock purchase plan	368	373
Exercise of stock options	15	19
Effect of (reduced) excess tax deduction on equity awards	-	(15)
Common stock repurchases	(4,257)	(2,836)
Dividends paid to shareholders	-	(12,529)
Contingent consideration paid	(993)	(200)
Net cash used in financing activities	(11,556)	(14,188)
Effect of exchange rate changes on cash and cash equivalents	46	(683)
Decrease in cash and cash equivalents	(706)	(5,426)
Cash and cash equivalents at beginning of period	985	6,411

Cash and cash equivalents at end of period	$279	$985

Supplemental cash flow information:
Cash paid for:
Interest	$464	$488
Income taxes	$927	$821
Non-cash investing activities:
Non-cash consideration for business acquisitions	$695	$746
Non-cash financing activities:
Dividend declared but unpaid on unvested restricted share units	$ -	$209
Dividends forfeited on unvested forfeited restricted share units	$ -	($10)
Vesting of restricted share units	$473	$1,857

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

RCM Technologies, Inc. (the "Company" or "RCM") is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced engineering and information technology services.  Additionally, the Company provides specialty health care staffing services through its Specialty Health Care Services group.  RCM's offices are primarily located in major metropolitan centers throughout North America.

The consolidated financial statements are comprised of the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company's cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances may exceed federally insured amounts.  The Company held $0.1 million of cash and cash equivalents in Canadian banks as of December 31, 2016 and January 2, 2016, which was held principally in Canadian dollars.

Fair Value of Financial Instruments

The Company's carrying value of financial instruments, consisting primarily of accounts receivable, transit accounts receivable, accounts payable, transit accounts payable and accrued expenses, and borrowings under line of credit approximates fair value due to their liquidity or their short-term nature.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

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
Fiscal Years Ended December 31, 2016 and January 2, 2016
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

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated or amortized on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives.  Most hardware and software as well as furniture and office equipment is depreciated or amortized over five years.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term.

Intangible Assets

The Company's intangible assets have been generated through acquisitions.  The Company maintains responsibility for valuing and determining the useful life of intangible assets and typically engages a third party valuation firm to assist them.  As a general rule, the Company amortizes restricted covenants over four years and customer relationships over six years.  However, circumstances may dictate other amortization terms as determined by the Company and assisted by their third party advisors.

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
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the premium paid over the fair value of the net assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis in order to determine if any impairment in value has occurred.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. An assessment of those qualitative factors or the application of the goodwill impairment test requires significant judgment including but not limited to the assessment of the business, its management and general market conditions, estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  The Company formally assesses these qualitative factors and, if necessary, conducts its annual goodwill impairment test as of the last day of the Company's fiscal November each year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, a material change in management or other key personnel and/or slower expected growth rates, among others.  Due to the thin trading of the Company stock in the public marketplace and the impact of the control premium held by ~~a~~ relatively few shareholders, the Company may not consider the market capitalization of the Company the most appropriate measure of fair value of goodwill for our reporting units.  The Company looks to earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as better measures of the fair value of our reporting units.  The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill.  There can be no assurance that future tests of goodwill impairment will not result in impairment charges.  The Company determined there was no impairment during the fiscal years ended December 31, 2016 and January 2, 2016.  In both years, the Company determined that it was only necessary to assess qualitative factors and therefore did not perform a two-step impairment test.

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

Software

In accordance with "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended December 31, 2016 and January 2, 2016, the Company capitalized approximately $434 and $2,249, respectively, for software costs.  The net balance after accumulated depreciation for all software costs capitalized as of December 31, 2016 and January 2, 2016 was $2,018 and $2,386, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings.  These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance.  The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years' taxable income.  In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.  The Company did not have any valuation allowance as of December 31, 2016 or January 2, 2016.

The Company accounts for income taxes in accordance with "Accounting for Income Taxes" which requires an asset and liability approach of accounting for income taxes.  "Accounting for Income Taxes" requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets.  The Company and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.  The Company also files tax returns in Canada and Ireland.

The Company also follows the provisions of "Accounting for Uncertainty in Income Taxes" which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.  The Company's policy is to record interest and penalty, if any, as interest expense.

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

Project Services
The Company recognizes revenues in accordance with current revenue recognition standards under Accounting Standards Codification ("ASC") 605, Revenue Recognition, which clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Project services are generally provided on a cost-plus, fixed-fee or time-and-material basis.  Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for the performance of such project or activity.  The Company recognizes revenues and associated costs on a gross basis as services are provided to the customer and costs are incurred using its employees.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  The Company may recognize revenues on these deliverables at the time the client accepts and approves the deliverables.  In instances where project services are provided on a fixed-price basis and the contract will extend beyond a 12-month period, revenue is recorded in accordance with the terms of each contract.  In some instances, revenue is billed at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  Amounts invoiced in excess of revenues recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour (i.e., percentage of completion). In addition, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provision for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a deliverable, the work is not complete on a specific deliverable and the revenue is not recognized, the costs are deferred.  The associated costs are expensed when the related revenue is recognized.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

See description of revenue recognition policy for construction management and engineering services below in "transit receivables and transit payables."

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

Transit Receivables and Transit Payables
From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company's clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of "Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent" and therefore recognizing revenue on a "net-basis."  The Company records revenue on a "net" basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the fifty-two week period ended December 31, 2016, total gross billings, including both transit cost billings and the Company's earned fees, was $49.7 million, for which the Company recognized $27.3 million of its net fee as revenue.  During the fifty-two week period ended January 2, 2016, total gross billings, including both transit cost billings and the Company's earned fees, was $65.9 million, for which the Company recognized $34.5 million of its net fee as revenue.  The net fee revenue from these agreements represented 15.5% of the Company's total revenues for the fifty-two week period ended December 31, 2016 as compared to 18.6% for the comparable prior year period.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $4.3 million and related transit accounts payable was $6.8 million, a net payable of $2.5 million, as of December 31, 2016.  The transit accounts receivable was $7.5 million and related transit accounts payable was $9.0 million, a net payable of $1.5 million, as of January 2, 2016.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company's historical experience, is recorded in the financial statements.  Permanent placement revenues were $3.6 million and $3.4 million for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

Concentration

During the fiscal year ended December 31, 2016, no client accounted for more than 10.0% of total revenues. As of December 31, 2016 the following clients represented more than 10.0% of the Company's accounts receivable, net: New York Power Authority was 17.6%.  As of December 31, 2016, New York Power Authority total accounts receivable balance (including transit accounts receivable of $0.5 million) was $8.4 million or 17.0% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company's accounts receivable, net or total accounts receivable balance (including transit accounts receivable). The Company's five, ten and twenty largest customers accounted for approximately 31.8%, 47.7% and 60.8%, respectively, of the Company's revenues for the fiscal year ended December 31, 2016.

During the fiscal year ended January 2, 2016, no client accounted for more than 10.0% of total revenues. As of January 2, 2016 the following clients represented more than 10.0% of the Company's accounts receivable, net: 1) New York Power Authority was 17.4% and 2) Ontario Power Group (the Company primarily serviced Ontario Power Generation as a subcontractor through Black and McDonald Limited) was 16.5% and 3) New York City Board of Education was 10.3%.  As of January 2, 2016, New York Power Authority total accounts receivable balance (including transit accounts receivable of $1.0 million) was $9.8 million or 16.8% of the total of accounts receivable, net and transit accounts receivable.  As of January 2, 2016, Ontario Power Group total accounts receivable balance (including transit accounts receivable of $1.1 million) was $9.5 million or 15.5% of the total accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company's accounts receivable, net or total accounts receivable balance (including transit accounts receivable). The Company's five, ten and twenty largest customers accounted for approximately 33.7%, 48.3% and 60.5%, respectively, of the Company's revenues for the fiscal year ended January 2, 2016.

Foreign Currency Translation

The functional currency of the Company's Canadian subsidiary is the local currency.  Assets and liabilities are translated at period-end exchange rates.  Income and expense items are translated at weighted average rates of exchange prevailing during the year.  Any translation adjustments are included in the accumulated other comprehensive income account in stockholders' equity.  Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign exchange transaction gains and losses are included in the results of operations.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
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

Restricted share units are recognized at their fair value.  The amount of compensation cost is measured on the grant date fair value of the equity instrument issued.  The compensation cost of the restricted share units is recognized over the vesting period of the restricted share units on a straight-line basis.  Restricted share units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee's restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for restricted share units that ultimately do not vest are forfeited.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $643 and $635 for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

2.	FISCAL YEAR

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both of the fiscal years ended December 31, 2016 (fiscal 2016) and January 2, 2016 (fiscal 2015) were 52-week reporting years.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
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

The Company can be affected by a variety of factors including uncertainty relating to the performance of the general economy, competition, demand for the Company's services, adverse litigation and claims and the hiring, training and retention of key employees.

Fair Value of Financial Instruments

The Company's carrying value of financial instruments, consisting primarily of accounts receivable, transit accounts receivable, accounts payable and accrued expenses, and transit accounts payable and borrowings under line of credit approximates fair value due to their liquidity or their short-term nature.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

4.     ACCOUNTS RECEIVABLE

The Company's accounts receivable are comprised as follows:

	December 31, 2016	January 2, 2016
Billed	$34,463	$40,117
Accrued and unbilled	6,894	4,939
Work-in-progress	5,215	7,322
Allowance for sales discounts and doubtful accounts	(1,402)	(1,432)

Accounts receivable, net	$45,170	$50,946

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet date.  Work-in-process primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.     PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2016	January 2, 2016
Equipment and furniture	$1,045	$2,358
Computers and systems	5,521	6,119
Leasehold improvements	804	752
	7,370	9,229

Less: accumulated depreciation and amortization	3,318	4,531

Property and equipment, net	$4,052	$4,698

The Company writes off fully depreciated and amortized assets each year.  In the fiscal years ended December 31, 2016 and January 2, 2016, write-offs were $2,705 and $3,489, respectively.  For the fiscal years ended December 31, 2016 and January 2, 2016, depreciation and amortization expense for property and equipment was $1,489 and $1,386, respectively.

6.     ACQUISITIONS

General

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

As of December 31, 2016, the Company had four active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); and 4) effective December 31, 2016, the Company acquired certain assets of Allied Health Professionals, LLC ("AHP"). The Company estimates future contingent payments at December 31, 2016 as follows:

Fiscal Year	Total
December 30, 2017	$1,061
December 30, 2018	170
Estimated future contingent consideration payments	$1,231

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI, SDS and AHP are capped at cumulative maximums of $0.7 million, $1.1 million, $1.5 million and $0.1 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of December 31, 2016.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.     ACQUISITIONS (CONTINUED)

AHP
Effective December 31, 2016, the Company acquired the business operations of Allied Health Professionals, LLC ("AHP"). AHP was a Chicago area healthcare staffing company providing physical therapists, occupational therapists and speech language pathologists to hospitals, rehabilitation centers, schools and outpatient programs. The Company expects the AHP acquisition to complement its Chicago area operations which formerly provided primarily nurses to the Chicago Public School system. AHP will add new clients and expand the Company's service offerings in the Chicago area.  The purchase price for AHP was $695, all of which was allocated to goodwill, payable as follows: 1) cash of $275 paid in January 2017; 2) an unsecured note payable of $280 amortizable in quarterly installments through October 2018; and 3) maximum contingent consideration of $140 tied to certain gross profit targets and, if earned, payable in 2018.

SDS
Effective July 5, 2015, the Company acquired the business operations of Substation Design Services, LLC ("SDS"). SDS was a Pennsylvania based engineering company specializing in the in design services for substation projects.  SDS has experience with substation design, including electrical design, system protection and control design, and civil structural design. The Company expects the purchase of SDS to complement and expand RCM's engineering services offerings and provide RCM's customers with a stronger depth of experienced engineering resources. The Company believes that the SDS assembled workforce consists of highly trained and experienced engineers that will greatly assist RCM in executing future growth in revenues.  The SDS acquisition operates as part of the Company's Engineering segment.

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

The changes in the carrying amount of goodwill for the fifty-two week period ended December 31, 2016 are as follows:

	Engineering	Information Technology	Specialty Health Care	Total
Balance as of January 3, 2015	$3,004	$5,516	$1,703	$10,223

Goodwill recorded, SDS acquisition	1,407	-	-	1,407

Balance as of January 2, 2016	$4,411	$5,516	$1,703	$11,630

Goodwill recorded, AHP acquisition	-	-	695	695

Balance as of December 31, 2016	$4,411	$5,516	$2,398	$12,325

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
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

The following table reflects the components of net intangible assets, excluding goodwill, as of December 31, 2016:

	Engineering	Information Technology	Total
Balance as of January 3, 2015	$189	$5	$194

Intangibles acquired, SDS acquisition	140	-	140

Amortization of intangibles during the fifty-two week period ended January 2, 2016	(77)	(5)	(82)

Balance as of January 2, 2016	$252	$-	$252

Amortization of intangibles during the fifty-two week period ended December 31, 2016	(81)	-	(81)

Balance as of December 31, 2016	$171	$-	$171

The Company periodically writes off fully amortized intangible assets.  The Company did not write off any fully depreciated intangible assets in fiscal 2016 and the Company wrote off $291 in fully amortized intangibles for the year ended January 2, 2016.

Schedule of Intangible Assets by class at December 31, 2016 and January 2, 2016:

	December 31, 2016	January 2, 2016
Restricted covenants	$27	$53

Customer relationships	144	199

Total intangible assets	$171	$252

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8.     INTANGIBLE ASSETS (CONTINUED)

Expected Future Amortization Expense:

Fiscal Year	Total
2017	$66
2018	50
2019	25
2020	17
2021	13

Total	$171

9.	LINE OF CREDIT

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania, amended and restated effective February 20, 2009, which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Sixth Amendment entered into on June 13, 2016 when another daily borrowing rate option was added, and the Fifth Amendment entered into on December 14, 2015 when certain definitions, including without limitation those of terms that are elements of the financial covenants contained in the Revolving Credit Facility, including Applicable LIBOR Rate Margin, Applicable Prime Rate Margin, Fixed Charge Ratio, Letter of Credit Applicable Margin and Permitted Dividend.  The Amendment also deletes the definition of Modified Current Ratio.  The Fifth Amendment also revised certain provisions relating to unused line fees, permitted dividends, a permitted disposition, fees for unused availability under the revolving credit line and certain elements of the financial and operating covenants.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the fiscal year ended December 31, 2016 was 2.3%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  The Company paid a special cash dividend on December 30, 2015 which was expressly permitted under the Revolving Credit Facility.  As of December 31, 2016, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of December 31, 2016 and January 2, 2016 were $14.3 million and $21.0 million, respectively.  At December 31, 2016 and January 2, 2016, there were letters of credit outstanding for $0.8 million.  At December 31, 2016, the Company had availability for additional borrowings under the Revolving Credit Facility of $19.9 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the fiscal years ended December 31, 2016 and January 2, 2016 was determined as follows:

	Fiscal Years Ended
	December 31, 2016	January 2, 2016
Basic weighted average shares outstanding	12,302,558	12,658,466
Dilutive effect of outstanding restricted share units and stock options	120,790	242,484

Weighted average dilutive shares outstanding	12,423,348	12,900,950

There were 40,000 and 42,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the periods were higher than the average price of all shares for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	December 31, 2016	January 2, 2016

Exercise of options outstanding	42,000	44,500
Time-based restricted share units outstanding	197,734	208,834
Performance-based restricted share units outstanding	200,000	0
Future grants of options or shares	619,266	382,000
Shares reserved for employee stock purchase plan	268,211	349,436

Total	1,327,211	984,770

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION

At December 31, 2016,the Company had four share-based employee compensation plans, including three incentive share-base plans and the Company's Employee Stock Purchase Plan.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company's common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company vests performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $901 and $1,446 was recognized for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.  Share based compensation for the fiscal year ended December 31, 2016 did not include any expense associated with performance-based awards since they were, as of December 31, 2016, determined to be unlikely to vest.

As of December 31, 2016, the Company had approximately $0.6 million of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company's various share-based plans, which the Company expects to recognize over fiscal 2017.  These amounts do not include a) performance-based restricted share units, b) the cost of any additional share-based awards that may be granted in future periods or c) the impact of any potential changes in the Company's forfeiture rate.  During fiscal 2016, the Company's Compensation Committee of the Board of Directors adopted a Long Term Incentive Plan ("LTIP") for certain executives.  The LTIP is anticipated to issue restricted share units each fiscal year that are contingent upon achieving certain performance metrics as defined by the Compensation Committee over a three fiscal year performance period. The Company issued 200,000 such performance-based restricted share units in fiscal 2016.  As of December 31, 2016, these performance-based restricted share units were deemed unlikely to vest and therefore no expense has been recognized.

Incentive Share-Based Plans

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company's stockholders in April 2001, provides for the issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or to consultants and advisors utilized by the Company.  The Compensation Committee of the Board of Directors could award incentive stock options or non-qualified stock options, as well as stock appreciation rights, and determined the vesting period at the time of grant.  As of December 31, 2016, options to purchase 25,000 shares of common stock granted under the 2000 Plan were outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION (CONTINUED)

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company's stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  No more than 350,000 shares of common stock in the aggregate could be issued pursuant to grants of stock awards, stock units, performance shares and other stock-based awards.  No more than 300,000 shares of common stock with respect to awards could be granted to any individual during any fiscal year.  The Compensation Committee of the Board of Directors determined the vesting period at the time of grant.  As of December 31, 2016, options to purchase 17,000 shares of common stock granted under the 2007 Plan were outstanding.

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

In fiscal 2016, the Company amended the 2014 Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance under the Plan by an additional 500,000 shares so that the total number of shares of stock reserved for issuance under the Plan shall be 1,125,000 shares and to extend the expiration date of the Plan to December 1, 2026.

As of December 31, 2016, under the 2014 Plan, 197,734 time-based and 200,000 performance-based restricted share units were outstanding and 619,266 shares were available for awards thereunder.

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the "Purchase Plan") with shareholder approval, effective January 1, 2001.  Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation, subject to maximum purchases in any one fiscal year of 3,000 shares.

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

During the fiscal years ended December 31, 2016 and January 2, 2016, there were 81,225 and 73,048 shares issued under the Purchase Plan for net proceeds of $368 and $373, respectively.  As of December 31, 2016, there were 268,211 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended December 31, 2016 and January 2, 2016 was $108 and $111, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards

Transactions related to all stock options under all plans are as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 3, 2015	53,000	$7.65
Options granted	-
Options exercised, net	(3,500)	$4.30
Options forfeited/cancelled	(5,000)	$5.78

Options outstanding as of January 2, 2016	44,500	$8.12

Options exercisable as of January 2, 2016	29,500	$9.15

Intrinsic value of outstanding stock options as of January 2, 2016	$0

Intrinsic value of stock options exercised in fiscal year ended January 2, 2016	$8

Weighted average grant date fair value of stock options issued during fiscal year ended January 2, 2016	N/A

Options outstanding as of January 2, 2016	44,500	$8.12
Options granted	-
Options exercised, net	(2,500)	$5.62
Options forfeited/cancelled	-

Options outstanding as of December 31, 2016	42,000	$8.27

Options exercisable as of December 31, 2016	27,000	$9.47

Intrinsic value of outstanding stock options as of December 31, 2016	$6

Intrinsic value of stock options exercised in fiscal year ended December 31, 2016	$3

Weighted average grant date fair value of stock options issued during fiscal year ended December 31, 2016	N/A

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

A summary of the status of our nonvested stock options outstanding as of December 31, 2016, and changes during the year then ended is presented as follows:

Nonvested Stock Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 2, 2016	15,000	$2.33
Vested	-
Forfeited	-
Issued nonvested	-
Nonvested at December 31, 2016	15,000	$2.33

The following table summarizes information about stock options outstanding at December 31, 2016:

Range of Exercise Prices	Number of Outstanding Options		Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
$5.27 - $6.10	17,000	2,000	6.62	1.02	$6.00	$5.27
$9.81	25,000	25,000	0.55	0.55	$9.81	$9.81
	42,000	27,000

Restricted share units

The Company granted 262,734 and 48,000 restricted share units during the fiscal years ended December 31, 2016 and January 2, 2016, respectively.  The restricted share units granted in fiscal 2016 comprised of 62,734 time-based awards and 200,000 performance-based awards.

The Company estimates that it will recognize expenses for all unvested share-based awards outstanding as of December 31, 2016 as follows:

Fiscal Year	Time- Based	Performance- Based	Total
2017	$578	$ -	$578

The above estimates are based on certain assumptions that are subject to change and that the actual expense recognized may materially differ from above.  The above estimates do not include: 1) any future grants of restricted share units, either time-based awards or performance-based awards, or 2) any currently outstanding performance-based awards that as of December 31, 2016 were deemed unlikely to vest but may later be deemed likely to vest.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION (CONTINUED)

Restricted share units (Continued)

The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the grants as of the grant date.  The expected term of grant is based on historical stock option exercise experience.  The Company used its historical stock price volatility to compute the expected stock price volatility.  The expected dividend yield is based on the Company's fiscal 2016 dividend rate.  The Company, at this time, has no plans to issue any future dividends.  The annual forfeiture rate is based on the Company's historical experience.  The Black-Scholes option weighted average assumptions used in the valuation of share based awards for the fiscal years ended December 31, 2016 and January 2, 2016 were as follows:

	Fiscal Years Ended
	December 31, 2016	January 2, 2016
Weighted average risk-free interest rate	1.35%	1.74%
Expected term of option	5 years	5 years
Expected stock price volatility	33%	35%
Expected dividend yield	0.00%	0.00%
Annual forfeiture rate	3.11%	3.23%
Weighted-average grant date fair value	$5.51	$5.00

During fiscal 2016, the Company issued 262,734 restricted share units, 62,734 time-based and 200,000 performance-based.  Of the 62,734 time-based restricted share units, 37,734 were issued to the Company's Board of Directors as part of their annual compensation program and 25,000 were issued to the Company's executives as part of their fiscal 2015 compensation plan.  During fiscal 2015, the Company issued 48,000 restricted share units, all of which were issued to the Board of Directors as part of their annual compensation program and vest at the end of fiscal 2016. All of these restricted share units include dividend accrual equivalents, which means that any dividends paid by the Company after issuance but before vesting of the restricted share unit become due and payable after the vesting period assuming the grantee's restricted share unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for restricted share units that ultimately do not vest are forfeited.  As of December 31, 2016, the Company has 397,734 restricted share units outstanding, all of which include dividend equivalent rights.  Total dividends accrued and payable upon vesting on all restricted share units as of December 31, 2016 and January 2, 2016 equals $0.4 million and $0.5 million, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION (CONTINUED)

Restricted share units (Continued)

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 3, 2015	500	$6.61
Granted	48	$5.00
Vested	(334)	$6.05
Forfeited or expired	(5)	$7.95
Outstanding non-vested at January 2, 2016	209	$7.10
Granted – time-based vesting	63	$5.98
Granted – performance-based vesting	200	$5.36
Vested	(74)	$5.56
Forfeited or expired	-	-
Outstanding non-vested at December 31, 2016	398	$6.34

Based on the closing price of the Company's common stock of $6.36 per share on December 30, 2016, the intrinsic value of the non-vested time-based restricted share units at December 31, 2016 was $1.3 million.  This amount does not include any intrinsic value that may be associated with the performance-based restricted share units that are deemed unlikely to vest.

12.	TREASURY STOCK TRANSACTIONS

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  For the fiscal year ended December 31, 2016, the Company repurchased 701,114 shares for an average price of $6.07 per share.  As of December 31, 2016, $2.9 million approved funds remain available for future common stock repurchases.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," which further clarifies the implementation guidance on principal versus agent considerations", and in April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing," an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients," which includes amendments for enhanced clarification of the guidance.  In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which continues the FASB's ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended application of guidance. The guidance is effective for fiscal years beginning on or after December 15, 2017 including interim periods within those fiscal years and early adoption is permitted. We are continuing to evaluate the effect the adoption will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.	NEW ACCOUNTING STANDARDS (CONTINUED)

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations" (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years.  Early adoption is permitted under certain circumstances.   We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other" (Topic 350). The objective of Phase 1 of the project, which resulted in this Update, is to simplify the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.  Early adoption is permitted.   We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.    SEGMENT INFORMATION

The Company follows "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.)

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company's management system:

Fiscal Year Ended December 31, 2016	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$73,853	$42,812	$59,783	$ -	$176,448

Cost of services	54,182	31,145	44,091	-	129,418

Gross profit	19,671	11,667	15,692	-	47,030

Selling, general and administrative	15,168	10,948	13,947	-	40,063

Legal settlement and office closure	-	-	-	1,283	1,283

Depreciation and amortization	1,120	192	257	-	1,569

Operating income (loss)	$3,383	$527	$1,488	($1,283)	$4,115

Total assets	$35,535	$11,705	$18,565	$4,026	$69,831
Capital expenditures	$620	$52	$149	$25	$846

Fiscal Year Ended January 2, 2016	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$80,713	$58,885	$46,138	$ -	$185,736

Cost of services	60,472	40,787	32,592	-	133,851

Gross profit	20,241	18,098	13,546	-	51,885

Selling, general and administrative	15,829	14,854	11,884	-	42,567

Depreciation and amortization	1,044	240	183	-	1,467

Operating income	$3,368	$3,004	$1,479	$ -	$7,851

Total assets	$41,689	$14,011	$18,520	$7,116	$81,336
Capital expenditures	$1,238	$18	$73	$1,461	$2,790

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the fiscal years ended December 31, 2016 and January 2, 2016 are as follows:

	Fiscal Year Ended
	December 31,	January 2,
	2016	2016
Revenues
United States	$146,950	$150,024
Canada	24,423	29,519
Puerto Rico	5,075	6,193
	$176,448	$185,736

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	December 31,	January 2,
	2016	2016
Total Assets
United States	$53,842	$63,886
Canada	13,953	15,640
Puerto Rico	2,036	1,810
	$69,831	$81,336

15.   INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Fiscal Years Ended
	December 31, 2016	January 2, 2016
Current
Federal	$688	($570)
State and local	402	320
Foreign	(3)	81

	1,087	(169)
Deferred
Federal	372	944
State	108	274
Foreign	(23)	90

	457	1,308

Total	$1,544	$1,139

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	December 31, 2016	January 2, 2016
United States	$3,430	$6,642
Foreign Jurisdictions	(128)	512

	$3,302	$7,154

The consolidated effective income tax rate for the current year was 46.8% as compared to 15.9% for the comparable prior year period.  Generally, the Company's relative income or loss generated in each of its jurisdictions can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income, which typically has statutory income tax rates of under 30.0%, versus U.S. pretax income. The Company's fiscal 2016 effective tax rate is unusually high due to the following reasons: 1) a small pretax loss in the Company's Canadian operations; and 2) normal permanent differences and fixed tax rates in Puerto Rico as both items were spread over a low base of pretax income in the United States. The Company's fiscal 2015 effective tax rate is unusually low primarily due to a discreet write-off of tax goodwill (GAAP book value was zero) associated with the sale of a business unit in the Company's Information Technology segment.  The income tax provisions reconciled to the tax computed at the statutory Federal rate are:

	December 31, 2016	January 2, 2016
Tax at statutory rate	34.0%	34.0%
State and Puerto Rico income taxes, net of Federal income tax benefit	8.0	5.4
Permanent differences	5.7	2.2
Foreign income tax rate	0.5	-
Tax loss on sale of business unit	-	(26.9)
Other, net	(1.4)	1.2
Total income tax expense	46.8%	15.9%

A reconciliation of the unrecognized tax benefits for the year December 31, 2016:

Unrecognized Tax Benefits

Balance as of January 2, 2016	$628
Charges for current year tax positions	-
Reserves for current year tax position	-

Balance as of December 31, 2016	$628

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
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

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The Company recorded no expense for penalties or interest in the fiscal years ended December 31, 2016 and January 2, 2016.

At December 31, 2016 and January 2, 2016, deferred tax assets and liabilities consist of the following:

	December 31, 2016	January 2, 2016
Deferred tax assets:
Allowance for doubtful accounts	$451	$501
Acquisition amortization, net	-	352
Reserves and accruals	394	393
Other	323	128
Total deferred tax assets	1,168	1,374

Deferred tax liabilities:
Acquisition amortization, net	(100)	-
Prepaid expense deferral	(750)	(491)
Bonus depreciation to be reversed	(466)	(550)
Canada deferred tax liability, net	(234)	(250)
Total deferred tax liabilities	(1,550)	(1,291)
Total deferred tax (liability) asset, net	($382)	$83

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada and Puerto Rico. The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company's federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011 and 2012.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2010.  The Company is no longer subject to audit in Canada for the tax years prior to tax year 2012.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2006.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.	CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $1.5 million and $1.9 million in damages as of December 31, 2016 and January 2, 2016, respectively.  As of December 31, 2016, the Company accrued $0.5 million for such liabilities.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.   RETIREMENT PLANS

Profit Sharing Plans

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada and Puerto Rico (the "Retirement Plans").  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended December 31, 2016 and January 2, 2016 were $588 and $587, respectively.

18.   COMMITMENTS

Executive Severance Agreements with Rocco Campanelli and Kevin Miller

The Company is a party to Executive Severance Agreements (the "Executive Severance Agreements") as of February 28, 2014, with Rocco Campanelli, the Company's President and Chief Executive Officer and Kevin Miller, the Company's Chief Financial Officer, which set forth the terms and conditions of certain payments to be made by the Company to each executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a "Change in Control" (as defined therein) or (b) there occurs a Change in Control and either (i) the executive's employment is terminated for a reason related to the Change in Control or (ii) the executive remains continuously employed with the Company for a specified period of time following the Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller).  The Executive Severance Agreements also provide for certain payments, if either (a) the executive is involuntarily terminated by the Company for any reason other than "Cause" (as defined therein), "Disability" (as defined therein) or death, or (b) the executive resigns for "Good Reason" (as defined therein), and, in each case, the termination is not a "Termination Related to a Change in Control" (as defined therein).

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

Operating Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through March 2022.  Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2017	$2,988
2018	2,366
2019	1,006
2020	525
2021	154
Thereafter	24
Total	$7,063

Rent expense for the fiscal years ended December 31, 2016 and January 2, 2016 was $3,186 and $2,952, respectively.

The Company, from time to time, subleases space to other tenants at various office locations under lease agreements.  During the fiscal year ended December 31, 2016, there were no sublease payments.   During the fiscal year ended January 2, 2016, payments of approximately $165 were received under these leasing arrangements.  The Company offsets these payments against its expense for reporting purposes.

19.   RELATED PARTY TRANSACTIONS

Richard Machon, a director of the Company, from time to time provides consulting services to the Company or for clients of the Company through Mr. Machon's company, Machon & Associates.  The Company paid Machon and Associates $65 in fiscal 2016 and $0 in fiscal year 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
RCM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (a Nevada corporation) (the "Company") as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule "Schedule II — Valuation and Qualifying Accounts and Reserves" for each of the years ended December 31, 2016 and January 2, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCM Technologies, Inc. and Subsidiaries as of December 31, 2016 and January 2, 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 2, 2017

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended December 31, 2016 and January 2, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Fiscal Year Ended December 31, 2016

Allowance for doubtful accounts on trade receivables	$1,432	650	(680)	$1,402

Provision for contingencies for legal matters	$214	455	(214)	$455

Fiscal Year Ended January 2, 2016

Allowance for doubtful accounts on trade receivables	$1,011	629	(208)	$1,432

Provision for contingencies for legal matters	$0	214	0	$214

EXHIBIT INDEX

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of EisnerAmper LLP.

(31.1)	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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
RCM Technologies (USA), Inc.
RCMT Delaware, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of RCM Technologies, Inc. and Subsidiaries on Form S-8 (No. 333-200826, No. 333-165482, No. 333-145904, No. 333-61306, No. 333-80590, No. 333-48089, No. 333-52206 and No. 333-52480) of our report dated March 2, 2017, on our audits of the consolidated financial statements and financial statement schedule as of December 31, 2016 and January 2, 2016, and for each of the years then ended, which report is included in this Annual Report on Form 10-K.

/s/ EISNERAMPER LLP

Iselin, New Jersey
March 2, 2017

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

Date: March 2, 2017	/s/	Rocco Campanelli
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

Date: March 2, 2017	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rocco Campanelli, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer March 2, 2017

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary March 2, 2017

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.