Form 10-K/A
period 2016-12-31
RCM TECHNOLOGIES INC
filed 2017-04-28
CIK 700841

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
YES [   ]   NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act).  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 28, 2017: 11,962,516.

Documents Incorporated by Reference

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 2, 2017, RCM Technologies, Inc. ("Company," "we," "us," "our" and "RCM") filed its Annual Report on Form 10-K for the year ended December 31, 2016 (the "Original Filing"), with the Securities and Exchange Commission (the "SEC").  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company's definitive proxy statement for its 2016 annual meeting of stockholders.  Because the Company does not anticipate filing its definitive proxy statement by May 1, 2017, the Company is filing this Amendment No. 1 (this "Amendment") on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

Our Directors
Roger H. Ballou, Director since 2013, age 66
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
Mr. Ballou's extensive public board and executive management experience and personal knowledge of the Company's business segments, in particular, its Engineering and Information Technology segments, allow him to make significant contributions in all facets of the business.
Maier O. Fein, Director since 2012, age 75
Mr. Fein is a distinguished professional with an extensive and diversified background in technology and science.  He was employed by the Naval Undersea Warfare Center ("NUWC") and its predecessor organizations.  He began his career as a research physicist in New London, CT and advanced to the position of Engineering Manager in Newport, RI, responsible for major operations and organizational functions while maintaining liaison with the financial, facilities, security and human resource departments.
Mr. Fein's strong science, engineering, management skills and extensive knowledge of Federal programs and procurements are particularly valuable to the Company's Aerospace and Defense Engineering Division.
Leon Kopyt, Director since 1991, age 72
Mr. Kopyt has been our Founder and Chairman Emeritus since September 1, 2015.  Previously, Mr. Kopyt served as our Chairman of the Board since 1992, as our President & Chief Executive Officer from 1994 to February 2014, as our Chief Financial Officer and Treasurer from 1992 to 1994, and as our Chief Operating Officer from 1990 to 1992.
Mr. Kopyt's extensive experience in leading the Company in an executive capacity for 25 years makes Mr. Kopyt a valuable member of our Board.
Richard D. Machon, Director since 2010, age 70
Mr. Machon has been providing independent consulting services to major utilities through Machon & Associates since 2000.  Prior to his employment as an independent consultant, Mr. Machon held a number of key management positions at Tennessee Valley Authority, Portland General Electric, Impell and Boston Edison.  Mr. Machon has also served as Senior Vice President of Operations at PSEG from 2008 to 2010 and as Nuclear Chief Operating Officer at Ontario Power Generation from 1997 to 2000.

Mr. Machon's extensive experience as an executive in the Power Systems industry facilitates his valuable insight in general and, more specifically, his contributions regarding industry contacts, project proposals, contract negotiations, project management and related matters.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Directors (Continued)
S. Gary Snodgrass, Director since 2010, age 65
Mr. Snodgrass retired from Exelon Corporation in 2007 after ten years of employment as Executive Vice President and Chief Human Resources and Security Officer.  Prior to joining Exelon, Mr. Snodgrass was employed by USG Corporation as Vice President of Human Resources from 1973 to 1997.  Since 2008, Mr. Snodgrass has been Managing Director of Snodgrass and Associates and Co-Founder and President of the Snodgrass Family Foundation.   He served as Mayor of the City of St. Augustine Beach, FL in 2012 and 2013, and since 2014 has been a City Commissioner.  Mr. Snodgrass is also an Adjunct Professor of Business for Flagler College in St. Augustine, FL.
Mr. Snodgrass's extensive experience as a human resources executive facilitates his valuable insights in general and, more specifically, his contributions regarding human resources operational initiatives and issues.
Bradley S. Vizi, Director since 2013, age 33
Mr. Vizi has served as our Chairman of the Board since September 1, 2015.  Previously Mr. Vizi served as a board member since December 5, 2013.  Since February 12, 2016, Mr. Vizi has served as a member of the Board of Directors at L.B. Foster (NASDAQ: FSTR), a leading manufacturer, fabricator, and distributor of products and services for the rail, construction, energy and utility markets with locations in North America and Europe.  Mr. Vizi is a founder of Legion Partners Asset Management, LLC, and has served as Managing Director since 2012.  Mr. Vizi founded Legion Partners Management in 2010.  From 2007 to 2010, Mr. Vizi was an investment professional at Shamrock Capital Advisors, Inc. ("Shamrock"), the alternative investment vehicle of the Disney Family.  Prior to Shamrock, from 2006 to 2007, Mr. Vizi was an investment professional with the private equity group at Kayne Anderson Capital Advisors L.P.
Mr. Vizi's significant financial and investment experience are particularly valuable in the areas of capital allocation, compensation planning, corporate governance and marketing the Company to the investment community.
Our Executive Officers
The following table lists our executive officers.  Our Board elects our executive officers annually for terms of one year and may remove any of our executive officers with or without cause.

Name	Age	Position
Rocco Campanelli	66	President & CEO
Kevin D. Miller	50	Chief Financial Officer, Treasurer and Secretary
Timothy Brandt	56	Senior Vice President
Michael Saks	60	Senior Vice President
Danny A. White	65	Senior Vice President

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Executive Officers (Continued)
Timothy Brandt has served as our Group Senior Vice President of RCM's IT Consulting and Solutions Division since October 2011.  From December 2002 until joining RCM, Mr. Brandt held positions of increasing responsibility for Kforce and Pinkerton Computer Consultants (acquired by Kforce in 2006), ending his tenure in the position of Market President.  Mr. Brandt has 20 years of senior leadership experience in IT consulting and solutions including positions with FYI Systems, Paragon Computer Professionals and Computer Systems Development.  Mr. Brandt's professional experience started at Xerox Corporation, where he held positions in Sales, Sales Training and Sales Management over a nine year period starting in 1984.
Michael Saks has served as Senior Vice President and General Manager of RCM's Health Care Services Division since May 2007.  From January 1994 until May 2007 he was the Vice President and GM of RCM Health Care.  Prior to joining RCM, Mr. Saks served as a corporate executive at MS Executive Resources, MA Management and Group 4 Executive Search.  Mr. Saks has over 31 years of executive management, sales and recruiting experience.
Danny A. White has served as Senior Vice President since 2003 and among other responsibilities, leads our Canadian Engineering Group.  From 1999 to 2003, Mr. White served as Vice President of Operations and General Manager.  Previously, Mr. White was a Vice President at the Fulcrum Group, a business the Company acquired in February 1999.  While at the Fulcrum Group, Mr. White also served as Engineering Division Manager and until his promotion to Vice President in 1997.  Mr. White has over 36 years of experience in the power industry.
Corporate Governance

Board Committees.  Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, all of which are constituted entirely of independent directors.  The committees report their actions to the full Board at the Board's next regular meeting.  The following table shows on which of our Board's committees our directors serve.

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Roger H. Ballou	X(1)		X
Maier O. Fein	X	X
Leon Kopyt
Richard D. Machon			X
S. Gary Snodgrass	X	X(1)
Bradley S. Vizi		X	X(1)
____________

(1)	Chairman

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

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

Compensation Committee

The Board of Directors has adopted a written Compensation Committee Charter.  A copy of the Compensation Committee Charter is posted on our website under "Investors - Corporate Governance."

•	Determines the compensation of our officers and employees.
•	Administers our stock option plans.

Nominating and Corporate Governance Committee

The Board of Directors has adopted a written Nominating and Corporate Governance Committee Charter.  A copy of the Nominating and Corporate Governance Committee Charter is posted on our website under "Investors - Corporate Governance."

•	Oversees the Board's review and consideration of shareholder recommendations for Director candidates.
•	Oversees the Board's annual self-evaluation.

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
Related Party Transaction Approval Policy.  Our Code of Conduct mandates that officers and directors bring promptly to the attention of our Compliance Officer, currently our Chief Financial Officer, any transaction or series of transactions that may result in a conflict of interest between that person and the Company.  Furthermore, our Audit Committee must review and approve any "related party" transaction as defined in Item 404(a) of Regulation S-K, promulgated by the Securities and Exchange Commission, before it is consummated.  Following any disclosure to our Compliance Officer, the Compliance Officer will then typically review with the Chairman of our Audit Committee the relevant facts disclosed by the officer or director in question.  After this review, the Chairman of the Audit Committee and the Compliance Officer determine whether the matter should be brought to the Audit Committee or the full Board of Directors for approval.  In considering any such transaction, the Audit Committee or the Board of Directors, as the case may be, will consider various relevant factors, including, among others, the reasoning for the Company to engage in the transaction, whether the terms of the transaction are at arm's length and the overall fairness of the transaction to the Company.  If a member of the Audit Committee or the Board is involved in the transaction, he or she will not participate in any of the discussions or decisions about the transaction.  The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Risk Oversight by the Board.  The role of our Board of Directors in our risk oversight process includes receiving regular reports from members of management on areas of material risk to us, including operational, financial, legal and strategic risks.
In particular, our Audit Committee is tasked pursuant to its charter to "discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures."  As appropriate, the Chairman of the Audit Committee reports to the full Board of Directors on the activities of the Audit Committee in this regard, allowing the Audit Committee and the full Board to coordinate their risk oversight activities.
As one component of our risk oversight and anti-fraud program, our Audit Committee has established complaint reporting procedures described under "Compliance Policy" in the "Investors" section of our website at www.rcmt.com.  These procedures indicate how to submit complaints to our Audit Committee regarding concerns about our accounting practices, our adherence to financial policies and procedures, or our compliance with the Sarbanes-Oxley Act of 2002.  Once received, grievances are reviewed by the Chairman of the Audit Committee for consideration.
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
 Section 16(a) Beneficial Ownership Reporting Compliance.  We believe that, during our fiscal year ended December 31, 2016, our executive officers and directors made all required filings under Section 16(a) of the Securities Exchange Act on a timely basis.  Our belief is based solely on:

•	our review of copies of forms filed pursuant to Section 16(a) and submitted to us during and with respect to our fiscal year ended December 31, 2016 and
•
representations from the Company's directors, executive officers and beneficial owners of more than 10% of our Common Stock that they have complied with all Section 16(a) filing requirements with respect to such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program; Certain Developments
The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company's compensation philosophy.  The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to our executives, including the named executive officers, are similar to those provided to other executive officers.
During 2016, as part of our ongoing effort to better align our leadership, corporate governance structure and compensation methodologies with the interests and perspectives of our stockholders, members of our Board of Directors and management team spoke with stockholders representing a majority of our ownership. Mindful of the input of these stockholders and motivated by our commitment to the implementation of best practices in corporate governance and compensation, the Compensation Committee and our Board have undertaken over the last two years a series of efforts with respect to compensation reform, including the following steps:
•	Limiting executive severance cash pay-outs to no more than 24 months base salary and bonus;
•	Prohibiting tax gross-ups in all future employment agreements;
•	Requiring future employment agreements to contain a "double trigger" with respect to executive change-in-control payments; and
•	Adopting an incentive payment claw back policy for named executive officers.
•
Developed the conceptual framework for a long term incentive plan containing performance-based stock units for the Company's Chief Executive Officer and Chief Financial Officer, which, as discussed below, was initially implemented in fiscal year 2016.

Since the implementation of the new long term incentive plan structure for the Company's Chief Executive Officer and Chief Financial Officer, two grants have been made under this program.  On each of March 20, 2016 and March 24, 2017, the Compensation Committee made grants of 120,000 performance stock units ("PSUs") to Mr. Campanelli and 80,000 PSUs to Mr. Miller.  The number of PSUs that will ultimately be earned and vested under these grants shall be determined based on the level of achievement of certain performance goals tied to operating earnings and stockholder return performance during performance periods beginning on January 3, 2016 and ending on December 29, 2018, with respect to the 2016 grant, and January 1, 2017 and ending on December 28, 2019, with respect to the 2017 grant; provided, that if a Change in Control (as defined in the Company's 2014 Omnibus Equity Compensation Plan (the "2014 Plan")) occurs prior to the end of the performance period set forth above, then the last day of the performance period shall be the last day of the Company's fiscal quarter that immediately precedes the date of the Change in Control.
For 2016, Mr. Campanelli's and Mr. Miller's non-equity incentive plan compensation was payable in cash, and was paid based on achievement of targets set for operating income growth and year-over-year reduction of our average days sales outstanding.  Mr. Campanelli and Mr. Miller earned cash bonuses for fiscal 2016 of $25,000 and $37,500, respectively

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table

The following table lists, for our fiscal years ended December 31, 2016 and January 2, 2016, cash and other compensation paid to, or accrued by us, for our chief executive officer during our fiscal year ended December 31, 2016 and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other two most highly compensated executives during the fiscal year ended December 31, 2016.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Equity Awards(1)	All Other Compensation(2)	Total

Rocco Campanelli	2016	$400.000	$25,000	$ -	$36,538	$461,538
President and CEO	2015	$400,000	$ -	$77,250	$34,735	$511,985

Kevin D. Miller	2016	$370,000	$37,500	$ -	$54,814	$462,314
CFO, Treasurer and	2015	$370,000	$ -	$51,500	$52,806	$474,306
Secretary

Michael Saks	2016	$250,000	$145,574	$ -	$29,270	$424,844
Sr. VP Health Care Services	2015	$202,692	$220,443	$ -	$27,682	$450,817
____________

(1)
These amounts are based upon the grant date fair value of the stock option awards and restricted share awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 718.  The assumptions used in determining the amounts in the column are set forth in note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Commission.

(2)
This amount represents (i) premiums we paid during 2016 for medical, dental, vision, life and disability insurance on each of the officers named in this table as follows: Rocco Campanelli: $23,684; Kevin Miller: $38,963; and Michael Saks: $17,220 (ii) matching contributions in the amount of $1,250 that were made for the 2016 fiscal year for each of the officers named in this table, in accordance with RCM's retirement savings plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended; and (iii) the following approximated amounts for Company leased automobiles or monthly automobile allowances and related expenses:  Rocco Campanelli: $11,600, Kevin Miller: $14,600; and Michael Saks: $10,800.

During our 2016 and 2015 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of December 31, 2016.  No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested(1)	Not Vested	Not Vested	Not Vested

Rocco Campanelli	20,000	$127,200	--	--

Kevin D. Miller	15,000	$95,400	--	--

Michael Saks	5,000	$31,800	--	--

____________

(1)	Consists of time-based restricted share units. The above table does not include performance-based restricted share units the Company deems unlikely to vest.

Compensation of Directors

Our employee directors, if any, do not receive any compensation for serving on our Board or its committees, other than the compensation they receive for serving as employees of RCM.  The Company has had employee directors in the past but as of December 31, 2016, the Company did not have any employee directors.

In 2014, the Compensation Committee engaged Towers Watson as an independent consultant to assist it in altering the structure of compensation to the Board's non-employee members.  Ultimately, the Compensation Committee recommended to the Board, and the Board adopted, the following revised compensation structure for non-employee members of the Board, which was implemented beginning with the 2015 fiscal year:

•	Annual cash retainer of $40,000, payable in equal monthly installments.
•
No meeting fees for up to five Board meetings in each calendar year.  For each meeting in calendar year in excess of five, each Board member shall receive a cash payment of $1,500 for an in-person Board meeting and $750 for a telephonic meeting.

•
Annual equity grants of $40,000, in the form of RSUs with 1-year vesting feature (subject to acceleration upon Change in Control or separation from service in the same manner as the RSU grants made in December 2014), with delivery of the shares of common stock underlying to such RSUs to be made upon vesting; provided that, except for sales of shares in an amount no greater than required to generate an amount equal to the income tax on such shares, non-employee directors shall be required to retain shares delivered upon vesting unless, immediately following any such sale, such director would comply with the Company's ownership guidelines.

•
Payment of the following additional annual retainers:  Chairman of the Board $10,000; Lead Independent Director $10,000 (who shall serve only at such time as the Board does not have an independent chair); Audit Committee chair $10,000; Compensation Committee chair $7,500.

•	No other committee fees, for service or for meetings.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Compensation of Directors (Continued)

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended December 31, 2016.

Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Roger H. Ballou	$54,500	$39,998	--	$94,498
Maier O. Fein	$44,500	$39,998	--	$84,498
Leon Kopyt	$44,500	$39,998	--	$84,498
Richard D. Machon	$44,500	$39,998	--	$84,498
S. Gary Snodgrass	$51,250	$39,998	--	$91,248
Bradley S. Vizi	$54,500	$39,998	--	$94,498

(1)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Commission.  As of December 31, 2016, each director had 6,289 of unvested restricted share units outstanding.

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

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

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

Mr. Saks, along with several other members of the Company's senior management (not including Messrs. Campanelli and Miller), is covered by our Change in Control Plan for Selected Executive Management (the "CIC Plan").
The CIC Plan sets forth the terms and conditions of severance and benefits to be provided to a covered employee in the event (a) the covered employee experiences a covered termination of employment after a "Potential Change in Control" (as defined in the CIC Plan), but prior to a "Change in Control" (as defined in the CIC Plan), and a Change in Control that relates to the Potential Change in Control occurs within the six month period following the covered employee's termination, or (b) the covered employee is employed by the Company on the date of a Change in Control.  The CIC Plan also sets forth the terms and conditions of severance payments to be made to a covered employee in the event such employee is employed on the date of a Change in Control and is subsequently terminated on account of a covered termination during his "Designated Severance Period" (a period specified by the Company for each covered employee that is measured from the date of an applicable Change in Control, which is 18 months for Mr. Saks.
 Under the terms of the CIC Plan, if a covered employee is (a) employed on the date of a Potential Change in Control, (b) terminated by the Company for a reason other than "Cause" (as defined in the CIC Plan), death, or disability, and (c) a Change in Control to which the Potential Change in Control relates occurs within the six month period following the covered employee's covered termination, the covered employee will receive, if the covered employee executes and does not revoke a release of claims, severance payments at the covered employee's annual base salary rate in regular payroll installments for the duration of the covered employee's Designated Severance Period.  If the covered employee dies before receiving the entire amount that is owed, the remaining portion will be paid to the covered employee's estate.  Severance payments will be discontinued if it is determined that the covered employee has engaged in any actions constituting Cause.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

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
•
the Compensation Committee may, in its sole discretion, determine that the covered employee will receive a pro-rated annual bonus if (a) the Committee determines that the Change in Control is an asset sale with respect to an entity in which the covered employee is associated, (b) the covered employee's employment with the Company terminates in connection with such asset sale, and (c) the covered employee was eligible to participate in the Company's annual bonus plan at the time of the Change in Control; any such pro-rated annual bonus will be determined based on the level of achievement under the annual bonus plan at the time of the Change in Control; and

•	the Committee may, in its sole discretion, determine that the covered employee will receive a discretionary bonus upon a Change in Control.
 Any bonuses paid under the CIC Plan upon a Change in Control will be paid in a single lump sum following the Change in Control.
Under the terms of the Plan, if a covered employee's employment with the "Employer" (as defined in the CIC Plan) is terminated during the covered employee's Designated Severance Period following the occurrence of a Change in Control (a) by the Employer for any reason other than Cause, death, or disability, or (b) by the covered employee for "Good Reason" (as defined in the CIC Plan), and the covered employee executes and does not revoke a release of claims, the Employer will continue to pay to the covered employee his annual base salary in regular payroll installments for the remainder of the covered employee's Designated Severance Period.  A covered employee is not eligible for severance benefits from the Company after a Change in Control if the Change in Control is an asset sale with respect to the covered employee and the successor to the Company offers the covered employee employment with a level of compensation and benefits that in the aggregate are at least as favorable as the level of the covered employee's compensation and benefits with the Company prior to the Change in Control.  If the covered employee dies before receiving the entire amount that is owed, the remaining portion will be paid to the covered employee's estate.  Severance payments will be discontinued if the Employer determines that the covered employee has engaged in any actions constituting Cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 24, 2017.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock

IRS Partners No. 19, L.P(1)	2,321,139	19.4%
515 S. Figueroa Street, Suite 1050
Los Angeles, CA 90071

Heartland Advisors, Inc.(2)	1,100,000	9.2%
789 North Water Street
Milwaukee, WI 53202

Dimensional Fund Advisors LP(3)	1,048,107	8.8%
Building One
6300 Bee Cave Road
Austin, TX 78746

Renaissance Technologies LLC(4)	753,900	6.3%
800 Third Avenue
New York, NY 10022

(1)
Based on Amendment No. 13 to Schedule 13D, dated August 24, 2015 (the "Amendment"), filed with the Commission by IRS Partnership No. 19, L.P. ("IRS 19"), The Leonetti/O'Connell Family Foundation (the "Foundation"), M2O, Inc. ("M2O"), The Michael F. O'Connell and Margo L. O'Connell Revocable Trust (the "Trust"), Michael O'Connell ("Mr. O'Connell" and, collectively with IRS 19, the Foundation, M2O and the Trust, the "O'Connell Entities"), Legion Partners Asset Management LLC ("Legion Partners"), Christopher Kiper ("Mr. Kiper") and Bradley Vizi ("Mr. Vizi").  The Amendment states that IRS 19, M2O, the Trust and Mr. O'Connell may be deemed to have the shared voting and dispositive power over the 1,991,375 shares owned by IRS 19 and that the Foundation and Mr. O'Connell may be deemed to have shared voting and dispositive power over 266,074 shares owned by the Foundation.  The Amendment also states that Legion Partners exclusively manages IRS 19's and the Foundation's investment in the Common Shares pursuant to which Mr. Kiper and Mr. Vizi on behalf of Legion Partners manage such investments.  In addition to the Schedule 13D, this amount reflects certain additional information known to the Company regarding Mr. Vizi's share ownership.  As a result, Legion Partners, Mr. Kiper and Mr. Vizi may be deemed to have shared dispositive power with respect to the 2,257,449 shares held by IRS 19 and the Foundation.  Mr. Kiper and Mr. Vizi, respectively, also have sole voting and dispositive power over 22,000 and 19,000 shares.  The shares beneficially owned by Mr. Vizi include 6,289 shares issuable upon the vesting of restricted stock units on December 1, 2017.

(2)
Based on Amendment No. 19 to Schedule 13G, dated February 2, 2017, filed with the Commission. The Amendment states that Heartland Advisors, Inc., a registered investment advisor, and William J. Nasgovitz have shared voting and dispositive power as to all of these shares.  The Heartland Value Fund, an account managed by Heartland Advisors, Inc., owns all of these shares.

(3)
Based on Amendment No. 15 to Schedule 13G, dated February 9, 2017, filed with the Commission. The Amendment states that Dimensional Fund Advisors LP, a registered investment advisor, has sole voting power over 1,044,753 of these shares and sole dispositive power as to all of these shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Certain Beneficial Owners (Continued)

(4)
Based on Schedule 13G, filed with the Commission on February 14, 2017. The Schedule 13G states that Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation both have sole voting power over 687,378 of these shares, sole dispositive power over 702,480 of these shares and shared dispositive power over 51,420 of these shares.

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 24, 2017, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock
Roger H. Ballou	41,250	*
Maier O. Fein	24,000	*
Leon Kopyt	560,606	4.7%
Richard D. Machon	38,000	*
S. Gary Snodgrass	32,512	*
Bradley S. Vizi	25,250	*
Rocco Campanelli	144,269	1.2%
Kevin D. Miller	436,231	3.6%
Other executive officers	162,133	1.3%
All directors and executive officers as a group (11 persons)	1,451,751	12.2%
__________
*	Represents less than one percent of our outstanding common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Related Party Transaction Approval Policy

Our Code of Conduct mandates that officers and directors bring promptly to the attention of our Compliance Officer, currently our Chief Financial Officer, any transaction or series of transactions that may result in a conflict of interest between that person and the Company.  Furthermore, our Audit Committee must review and approve any "related party" transaction as defined in Item 404(a) of Regulation S-K, promulgated by the Securities and Exchange Commission, before it is consummated.  Following any disclosure to our Compliance Officer, the Compliance Officer will then typically review with the Chairman of our Audit Committee the relevant facts disclosed by the officer or director in question.  After this review, the Chairman of the Audit Committee and the Compliance Officer determine whether the matter should be brought to the Audit Committee or the full Board of Directors for approval.  In considering any such transaction, the Audit Committee or the Board of Directors, as the case may be, will consider various relevant factors, including, among others, the reasoning for the Company to engage in the transaction, whether the terms of the transaction are at arm's length and the overall fairness of the transaction to the Company.  If a member of the Audit Committee or the Board is involved in the transaction, he or she will not participate in any of the discussions or decisions about the transaction.  The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

Independence of the Board of Directors

The Board of Directors has determined that Roger H. Ballou, Maier O. Fein, Richard D. Machon, S. Gary Snodgrass and Bradley S. Vizi are "independent directors" as defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee plans to engage EisnerAmper LLP ("EisnerAmper") as our independent registered public accounting firm for the current fiscal year ending December 31, 2016.

Fees Billed by EisnerAmper during fiscal 2016 and 2015

Audit Fees.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2016 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $178,500.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2015 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $177,990.

Audit-Related Fees.  Fees billed to the Company by EisnerAmper during 2016 and 2015 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $0 in both fiscal years.

Tax Fees.  Fees billed to the Company by EisnerAmper during 2016 and 2015 for professional services rendered for tax compliance, tax advice and tax planning totaled $0 in both fiscal years.

All Other Fees.  Fees billed to the Company by EisnerAmper during 2016 and 2015 for all other services totaled $0 in both fiscal years.  EisnerAmper does not audit the Company's 401(k) plan.

The Audit Committee has considered whether EisnerAmper's provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining EisnerAmper's independence, and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company's accountants to provide both audit and non-audit services, and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2016.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	10(cc)
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

	*	10(dd)
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

RCM Technologies, Inc.

Date: April 28, 2017	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date: April 28, 2017	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Exhibit 31.1

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Rocco Campanelli, certify that:

1. I have reviewed this annual report on Form 10-K/A of RCM Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 28, 2017	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

Exhibit 31.2

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Kevin Miller, certify that:

1. I have reviewed this annual report on Form 10-K/A of RCM Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 28, 2017	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer