Form 10-Q
period 2017-04-01
RCM TECHNOLOGIES INC
filed 2017-05-04
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company.  (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act).  (Check one):
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

Common Stock, $0.05 par value, 11,962,516 shares outstanding as of May 3, 2016.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 1, 2017 and December 31, 2016
(In thousands, except share and per share amounts)

	April 1,	December 31,
	2017	2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$293	$279
Accounts receivable, net	44,344	45,170
Transit accounts receivable	1,362	4,295
Prepaid expenses and other current assets	3,347	3,327
Total current assets	49,346	53,071

Property and equipment, net	3,763	4,052

Other assets:
Deposits	212	212
Goodwill	12,325	12,325
Intangible assets, net	154	171
Total other assets	12,691	12,708

Total assets	$65,800	$69,831

Current liabilities:
Accounts payable and accrued expenses	$7,545	$8,154
Transit accounts payable	4,059	6,776
Accrued payroll and related costs	7,236	7,185
Income taxes payable	694	537
Contingent consideration	1,053	1,061
Total current liabilities	20,587	23,713

Deferred tax liability, domestic	245	148
Deferred tax liability, foreign	234	234
Contingent consideration	170	170
Borrowings under line of credit	12,725	14,311
Total liabilities	33,961	38,576

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,760,688 shares issued and 11,937,516 shares outstanding at April 1, 2017 and 14,716,940 shares issued and 11,953,080 shares outstanding at December 31, 2016	738	736
Additional paid-in capital	116,000	115,607
Accumulated other comprehensive loss	(2,574)	(2,578)
Accumulated deficit	(67,338)	(67,888)
Treasury stock (2,823,172 shares at April 1, 2017 and 2,763,860 shares at December 31, 2016, at cost)	(14,987)	(14,622)
Stockholders' equity	31,839	31,255

Total liabilities and stockholders' equity	$65,800	$69,831

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen Week Periods Ended April 1, 2017 and April 2, 2016 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016

Revenues	$46,341	$47,176
Cost of services	34,589	34,500
Gross profit	11,752	12,676

Operating costs and expenses
Selling, general and administrative	10,317	10,465
Depreciation and amortization	397	390
Operating costs and expenses	10,714	10,855

Operating income	1,038	1,821

Other (expense) income
Interest expense and other, net	(138)	(212)
Gain on foreign currency transactions	2	12
Other expense	(136)	(200)

Income before income taxes	902	1,621
Income tax expense	352	620

Net income	$550	$1,001

Basic and diluted net earnings per share	$0.05	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Week Periods Ended April 1, 2017 and April 2, 2016 (Unaudited) (In thousands)

	April 1, 2017	April 2, 2016

Net income	$550	$1,001
Other comprehensive income	4	292
Comprehensive income	$554	$1,293

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirteen Week Period Ended April 1, 2017 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 31, 2016	14,716,940	$736	$115,607	($2,578)	($67,888)	2,763,860	($14,622)	$31,255

Issuance of stock under employee stock purchase plan	43,748	2	190	-	-	-	-	192
Translation adjustment	-	-	-	4	-	-	-	4
Share-based compensation expense	-	-	203	-	-	-	-	203
Common stock repurchase	-	-	-	-	-	59,312	(365)	(365)
Net income	-	-	-	-	550	-	-	550

Balance, April 1, 2017	14,760,668	$738	$116,000	($2,574)	($67,338)	2,823,172	($14,987)	$31,839

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended April 1, 2017 and April 2, 2016 (Unaudited) (In thousands)

	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$550	$1,001

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	397	390
Share-based compensation expense	203	201
Provision for losses on accounts receivable	104	13
Deferred income tax expense	98	111
Changes in assets and liabilities:
Accounts receivable	720	(2,222)
Prepaid expenses and other current assets	(21)	1,053
Net of transit accounts receivable and payable	217	2,827
Accounts payable and accrued expenses	(607)	(491)
Accrued payroll and related costs	51	(1,813)
Income taxes payable	157	(16)
Total adjustments	1,319	53
Net cash provided by operating activities	1,869	1,054

Cash flows from investing activities:
Property and equipment acquired	(92)	(394)
Decrease in deposits	-	1
Net cash used in investing activities	(92)	(393)

Cash flows from financing activities:
Borrowings under line of credit	22,058	22,228
Net repayments under line of credit	(23,644)	(23,328)
Issuance of stock for employee stock purchase plan	192	188
Common stock repurchases	(365)	(598)
Contingent consideration paid	(8)	(35)
Net cash used in financing activities	(1,767)	(1,545)
Effect of exchange rate changes on cash and cash equivalents	4	2
Increase (decrease) in cash and cash equivalents	14	(882)
Cash and cash equivalents at beginning of period	279	985

Cash and cash equivalents at end of period	$293	$103

Supplemental cash flow information:
Cash paid for:
Interest	$113	$192
Income taxes	$98	$ -

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries ("RCM" or the "Company") are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company's Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week period ended April 1, 2017 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 31, 2016 was a 52-week reporting year.  The first fiscal quarters of 2017 and 2016 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
April 1, 2017	Thirteen	Thirteen
April 2, 2016	Thirteen	Thirteen

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company's accounts receivable are comprised as follows:

	April 1, 2017	December 31, 2016
Billed	$33,233	$34,463
Accrued and unbilled	7,013	6,894
Work-in-progress	5,443	5,215
Allowance for sales discounts and doubtful accounts	(1,345)	(1,402)

Accounts receivable, net	$44,344	$45,170

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $1.4 million and related transit accounts payable was $4.1 million, for a net liability of $2.7 million, as of April 1, 2017.  The transit accounts receivable was $4.3 million and related transit accounts payable was $6.8 million, a net liability of $2.5 million, as of December 31, 2016.

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

Property and equipment are comprised of the following:

	April 1, 2017	December 31, 2016
Equipment and furniture	$886	$1,045
Computers and systems	5,416	5,521
Leasehold improvements	804	804
	7,106	7,370

Less: accumulated depreciation and amortization	3,343	3,318

Property and equipment, net	$3,763	$4,052

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $355 and $2,263 during the thirteen week periods ended April 1, 2017 and April 2, 2016, respectively.  Depreciation expense for the thirteen week periods ended April 1, 2017 and April 2, 2016 was $380 and $367, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of April 1, 2017, the Company had four active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); and 4) effective December 31, 2016, the Company acquired certain assets of Allied Health Professionals, LLC ("AHP"). The Company estimates future contingent payments at April 1, 2017 as follows:

Fiscal Year	Total
December 30, 2017 (after April 1, 2017)	$1,053
December 30, 2018	170
Estimated future contingent consideration payments	$1,223

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI, SDS and AHP are capped at cumulative maximums of $0.7 million, $1.1 million, $1.5 million and $0.1 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of April 1, 2017.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $8 and $35 in contingent consideration during the thirteen week periods ended April 1, 2017 and April 2, 2016, respectively.

AHP
Effective December 31, 2016, the Company acquired the business operations of Allied Health Professionals, LLC ("AHP"). AHP was a Chicago area healthcare staffing company providing physical therapists, occupational therapists and speech language pathologists to hospitals, rehabilitation centers, schools and outpatient programs. The Company expects the AHP acquisition to complement its Chicago area operations which formerly provided primarily nurses to the Chicago Public School system. AHP will add new clients and expand the Company's service offerings in the Chicago area.  The purchase price for AHP was $695, all of which was allocated to goodwill, payable as follows: 1) cash of $275 paid in January 2017; 2) an unsecured note payable of $280 to be paid in quarterly installments through October 2018; and 3) maximum contingent consideration of $140 tied to certain gross profit targets and, if earned, payable in 2018.

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

There were no changes in the carrying amount of goodwill for the thirteen week period ended April 1, 2017.

	Engineering	Information Technology	Specialty Health Care	Total

Balance as of April 1, 2017 and December 31, 2016	$4,411	$5,516	$2,398	$12,325

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

The following table reflects the activity for net intangible assets, excluding goodwill which is substantially attributable to the Company's Engineering segment for the periods presented:

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Beginning balance	$171	$252

Amortization of intangibles during the thirteen week period presented	17	23

Ending balance	$154	$229

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Seventh Amendment entered into on March 8, 2017 when the Company was granted a waiver that expressly excludes $1.3 million of certain legal settlement and office closure expenses in the calculation of the Company's loan covenants. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the fiscal quarter ended April 1, 2017 was 2.4%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of April 1, 2017, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of April 1, 2017 and December 31, 2016 were $12.7 million and $14.3 million, respectively.  At April 1, 2017 and December 31, 2016 there were letters of credit outstanding for $0.8 million.  At April 1, 2017, the Company had availability for additional borrowings under the Revolving Credit Facility of $21.5 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the thirteen week periods ended April 1, 2017 and April 2, 2016 was determined as follows:

	Thirteen Week Periods Ended
	April 1, 2017	April 2, 2016

Basic weighted average shares outstanding	11,946,653	12,482,547
Dilutive effect of outstanding stock options and restricted stock awards	101,114	67,198
Weighted average dilutive shares outstanding	12,047,767	12,549,745

There were 40,000 and 69,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the thirteen week periods ended April 1, 2017 and April 2, 2016, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the periods were higher than the average market price of the Company's common stock for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	April 1, 2017	December 31, 2016

Exercise of options outstanding	42,000	42,000
Time-based restricted stock units outstanding	197,734	197,734
Performance-based restricted stock units outstanding	400,000	200,000
Future grants of options or shares	419,266	619,266
Shares reserved for employee stock purchase plan	224,463	268,211

Total	1,283,463	1,327,211

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation

At April 1, 2017, the Company had four share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company's common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company vests performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $203 and $201 was recognized for the thirteen week periods ended April 1, 2017 and April 2, 2016, respectively.  Share based compensation for the thirteen week period ended April 1, 2017 did not include any expense associated with performance-based restricted stock units since they were, as of April 1, 2017, determined to be unlikely to vest.

As of April 1, 2017, the Company had approximately $0.4 million of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company's various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards that may be granted in future periods or c) the impact of any potential changes in the Company's forfeiture rate.

Incentive Share-Based Plans

2000 Employee Stock Incentive Plan (the 2000 Plan)

The 2000 Plan, approved by the Company's stockholders in April 2001, provided for the issuance of up to 1,500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of April 1, 2017, under the 2000 Plan, options to purchase 25,000 shares of common stock granted under the 2000 Plan were outstanding.  The 2000 Plan has expired therefore no shares are available for grant thereunder.

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company's stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of April 1, 2017, under the 2007 Plan, options to purchase 17,000 shares of common stock were outstanding.  The 2007 Plan has expired therefore no shares are available for grant thereunder.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Incentive Share-Based Plans (Continued)

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company's stockholders in December 2014, provides for the issuance of up to 625,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  In fiscal 2016, the Company amended the 2014 Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance under the Plan by an additional 500,000 shares so that the total number of shares of stock reserved for issuance under the Plan is 1,125,000 shares.  The expiration date of the Plan is December 1, 2026.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of April 1, 2017, under the 2014 Plan, 597,734 restricted stock units were outstanding, including 400,000 performance-based restricted stock units the Company currently deems unlikely to vest and 419,266 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company's first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (on January 2, 2017) was 43,748.  As of April 1, 2017, there were 224,463 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Stock Option Awards

There were no options granted during both thirteen week periods ended April 1, 2017 and April 2, 2016.  Activity regarding outstanding options for the thirteen week period ended April 1, 2017 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2016	42,000	$8.27
Options granted	-
Options exercised	-
Options forfeited/cancelled	-

Options outstanding as of April 1, 2017	42,000	$8.27

Options outstanding price range at April 1, 2017	$5.27 - $9.81

Options exercisable as of April 1, 2017	27,000

Intrinsic value per share of outstanding stock options as of April 1, 2017	$0

As of April 1, 2017, the Company had approximately $1 of total unrecognized compensation cost related to all non-vested stock option awards.

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

To date, the Company has only issued time-based restricted stock units under the 2007 and 2014 Plans.  The following summarizes the activity in the time-based restricted stock units under the 2007 and 2014 Plans during the thirteen week period ended April 1, 2017:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2016	197,734	$7.33
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at April 1, 2017	197,734	$7.33

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Time-Based Restricted Stock Units (Continued)

Based on the closing price of the Company's common stock of $4.76 per share on March 31, 2017 (the last trading day prior to April 1, 2017), the intrinsic value of the time-based non-vested restricted stock units at April 1, 2017 was approximately $0.9 million.  As of April 1, 2017, there was approximately $0.4 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

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

To date, the Company has only issued performance-based restricted stock units under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during 2017:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2016	200,000	$5.36
Granted	200,000	$4.85
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at April 1, 2017	400,000	$5.11

As of April 1, 2017, the Company considers 400,000 of the performance-based restricted stock unit metrics unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on the performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	Treasury Stock Transactions

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  During the thirteen week periods ended April 1, 2017 and April 2, 2016, the Company purchased 59,312 shares at an average price of $6.16 per share and 115,318 shares at an average price of $5.19, respectively.  As of April 1, 2017, the Company has $2.5 million available for future treasury stock purchases.

13.	New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," which further clarifies the implementation guidance on principal versus agent considerations," and in April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing," an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients," which includes amendments for enhanced clarification of the guidance.  In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which continues the FASB's ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended application of guidance. From the results of the preliminary review, the Company believes the impact of adopting the updated standard will not have a material impact on the Company.  Over 90% of the Company's revenues are generated through time and material invoicing.  The clients are invoiced after the hours have been worked and/or the material has been delivered and accepted.  The remaining revenue relates to long term projects.  The Company recognizes revenue on these projects using the percentage of completion method.  The Company reviewed the five-step process for revenue recognition and believes its current method of recognizing revenue on these long term projects would not materially change upon adoption due to the value provided to the customer during the project.

The guidance is effective for fiscal years beginning on or after December 15, 2017 including interim periods within those fiscal years and early adoption is permitted. We are continuing to evaluate the effect the adoption will have on our consolidated financial statements.  The Company expects to adopt this update in its fiscal 2018 first quarter using the modified retrospective approach.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	New Accounting Standards (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted ASU 2016-09 in its fiscal 2017 first quarter.  It did not have a material impact.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations" (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years.  Early adoption is permitted under certain circumstances.   The Company is evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other" (Topic 350). The objective of Phase 1 of the project, which resulted in this Update, is to simplify the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.  Early adoption is permitted.   The Company is evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information

The Company follows "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2016).

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company's management system:

Thirteen Week Period Ended April 1, 2017	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$19,224	$8,610	$18,507	$ -	$46,341

Cost of services	14,185	6,457	13,947	-	34,589

Gross profit	5,039	2,153	4,560	-	11,752

Selling, general and administrative	4,037	2,353	3,927	-	10,317

Depreciation and amortization	285	40	72	-	397

Operating income (loss)	$717	($240)	$561	$ -	$1,038

Total assets as of April 1, 2017	$32,014	$11,903	$17,867	$4,016	$65,800
Capital expenditures	$69	$ -	$ -	$23	$92

Thirteen Week Period Ended April 2, 2016	Engineering	Information Technology	Specialty Health Care	Corporate	Total

Revenue	$18,685	$12,740	$15,751	$ -	$47,176

Cost of services	13,853	8,947	11,700	-	34,500

Gross profit	4,832	3,793	4,051	-	12,676

Selling, general and administrative	3,820	3,137	3,508	-	10,465

Depreciation and amortization	276	52	62	-	390

Operating income	$736	$604	$481	$ -	$1,821

Total assets as of April 2, 2016	$37,105	$13,985	$20,545	$4,607	$76,242
Capital expenditures	$281	$24	$75	$14	$394

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirteen week periods ended April 1, 2017 and April 2, 2016 are as follows:

	Thirteen Week Periods Ended
	April 1, 2017	April 2, 2016
Revenues
U. S.	$38,718	$39,783
Canada	6,495	6,209
Puerto Rico	1,128	1,184
	$46,341	$47,176

Total assets by geographic area as of the reported periods are as follows:

	April 1, 2017	December 31, 2016
Total assets
U. S.	$49,755	$53,842
Canada	14,009	13,953
Puerto Rico	2,036	2,036
	$65,800	$69,831

15.	Income Taxes

The projected fiscal 2017 effective income tax rates as of April 1, 2017 and applied for the thirteen week period ended April 1, 2017 are approximately 41.6% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 39.0% for the thirteen week period ended April 1, 2017.  For the comparable prior year period estimated income tax rates were 41.6% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 38.2% for the thirteen week period ended April 2, 2016.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $1.5 million in damages as of both April 1, 2017 and December 31, 2016.  As of both April 1, 2017 and December 31, 2016, the Company accrued $0.5 million for such liabilities.

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

Revenue Recognition (Continued)

Transit Accounts Receivable and Transit Accounts Payable

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company's clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of "Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent" and therefore recognizing revenue on a "net-basis."  The Company records revenue on a "net" basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the thirteen week period ended April 1, 2017, total gross billings, including both transit cost billings and the Company's earned fees, was $9.8 million, for which the Company recognized $6.8 million of its net fee as revenue.  During the thirteen week period ended April 2, 2016, total gross billings, including both transit cost billings and the Company's earned fees, was $13.2 million, for which the Company recognized $7.4 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $1.4 million and related transit accounts payable was $4.1 million, for a net liability of $2.7 million, as of April 1, 2017.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of April 1, 2017, the Company had a net domestic long term deferred tax net liability of $0.2 million and a foreign long-term deferred tax net liability of $0.2 million.   The domestic long term deferred tax net liability primarily represents the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period and the effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.  The Company adopted ASU No. 2015-17, Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during the period ended April 2, 2016.  The Company chose not to apply the ASU retrospectively, and as such prior periods were not retrospectively adjusted.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 1, 2017 Compared to Thirteen Week Period Ended April 2, 2016

A summary of operating results for the thirteen week periods ended April 1, 2017 and April 2, 2016 is as follows (in thousands):

	April 1, 2017		April 2, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$46,341	100.0	$47,176	100.0
Cost of services	34,589	74.6	34,500	73.1
Gross profit	11,752	25.4	12,676	26.9

Selling, general and administrative	10,317	22.2	10,465	22.2
Depreciation and amortization	397	0.9	390	0.8
	10,714	23.1	10,855	23.0

Operating income	1,038	2.3	1,821	3.9
Other expense, net	(136)	0.3	(200)	0.5

Income before income taxes	902	2.0	1,621	3.4
Income tax expense	352	0.8	620	1.3

Net income	$550	1.2	$1,001	2.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended April 1, 2017 and April 2, 2016 consisted of thirteen weeks each.

Revenues.  Revenues decreased 1.8%, or $0.8 million, for the thirteen week period ended April 1, 2017 as compared to the thirteen week period ended April 2, 2016 (the "comparable prior year period").  Revenues increased $0.5 million in the Engineering segment, decreased $4.1 million in the Information Technology segment and increased $2.8 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the thirteen week period ended April 1, 2017, the Company generated total revenues from its Canadian clients of $6.5 million in U.S. dollars at an Exchange Rate of 75.5% as compared to $6.2 million in U.S. dollars at an Exchange Rate of 73.1% for the prior year comparable period.

Cost of Services and Gross Profit.  Cost of services increased 0.3%, or $0.1 million, for the thirteen week period ended April 1, 2017 as compared to the comparable prior year period. Cost of services as a percentage of revenues for the thirteen week periods ended April 1, 2017 and April 2, 2016 was 74.6% and 73.1%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 1, 2017 Compared to Thirteen Week Period Ended April 2, 2016 (Continued)

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses decreased 1.4%, or $0.1 million, for the thirteen week period ended April 1, 2017 as compared to the comparable prior year period.   SGA expense decreased primarily due to the decrease in revenues and the Company's focus on reducing overall general and administrative costs. As a percentage of revenues, SGA expenses were 22.2% for both the thirteen week period ended April 1, 2017 and for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  There were no material changes to other expense, net for the thirteen week period ended April 1, 2017.

Income Tax Expense.  The Company recognized $0.4 million of income tax expense for the thirteen week period ended April 1, 2017 as compared to $0.6 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 39.0% as compared to 38.2% for the comparable prior year period. The projected fiscal 2017 effective income tax rate as of April 1, 2017 was approximately 41.6% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income versus U.S. pretax income.  The consolidated effective income tax rate increased for the thirteen week period ended April 1, 2017 as compared to the comparable prior year period because the Company's projected fiscal 2017 Canadian income before taxes is lower as a percentage of the total projected 2017 income before taxes as compared to the projected 2016 Canadian income before taxes as a percentage of the total projected 2016 income before taxes at the same time in the comparable prior year period.

Segment Discussion
Engineering
Engineering revenues of $19.2 million for the thirteen week period ended April 1, 2017 increased 2.9%, or $0.5 million, as compared to the comparable prior year period.  The increase was primarily due to increases in revenues of $0.5 million from the Company's U.S. Energy Services Group and $0.2 million from the Company's Canadian Power Systems Engineering Group, partially offset by a decrease of $0.2 million from the Company's Aerospace Engineering Group.  The Engineering segment operating income was $0.7 million for both the thirteen week period ended April 1, 2017 and the comparable prior year period. Gross profit increased $0.2 million and was offset by an approximately equal increase in SGA expense. The Engineering segment's increase to gross profit was primarily due to the increase in revenues.  The increase in SGA expense was primarily due to increased investment in selling costs and a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 1, 2017 Compared to Thirteen Week Period Ended April 2, 2016 (Continued)
Segment Discussion (Continued)
Information Technology
Information Technology revenues of $8.6 million for the thirteen week period ended April 1, 2017 decreased 32.4%, or $4.1 million, as compared to $12.7 million for the comparable prior year period.  The decrease was primarily from reductions in project revenues from several large clients that were not replaced.  Gross profit of $2.2 million for the thirteen week period ended April 1, 2017 decreased 43.3%, or $1.6 million, as compared to $3.8 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenues and also a decrease in gross profit margin. The Information Technology gross profit margin for the thirteen week period ended April 1, 2017 was 25.0% as compared to 29.8% for the comparable prior year period.  Gross profit margin decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing-oriented revenues.   The Information Technology segment experienced an operating loss of ($0.2) million for the thirteen week period ended April 1, 2017 as compared to operating income of $0.6 million for the comparable prior year period.  The decrease in operating income was due to the decrease in gross profit, partially offset by a decrease in SGA expense.  SGA expense of $2.3 million for the thirteen week period ended April 1, 2017 decreased $0.8 million as compared to $3.1 million in the comparable prior year period, primarily due to lower selling costs associated with lower gross profit and a lower allocation of corporate-generated SGA expense.
Specialty Health Care
Specialty Health Care revenues of $18.5 million for the thirteen week period ended April 1, 2017 increased 17.5%, or $2.8 million, as compared to the comparable prior year period.  The primary reasons for the increase in the revenues for the Specialty Health Care segment were an increase of $1.3 million from the travel nursing staffing group, an increase of $0.8 million from the Chicago office and an increase of $0.7 million from the Honolulu office. The Specialty Health Care segment's gross profit increased by 12.6%, or $0.5 million, to $4.6 million for the thirteen week period ended April 1, 2017 as compared to $4.1 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenues. The Specialty Health Care gross profit margin for the thirteen week period ended April 1, 2017 decreased to 24.6% as compared to 25.7% for the comparable prior year period. The decrease in gross profit margin was primarily driven by increased revenues with new clients at a lower gross profit margin, particularly in the travel nurse staffing group and Chicago office, and a decrease in high gross profit margin permanent placement revenues.  Specialty Health Care experienced operating income of $0.6 million for the thirteen week period ended April 1, 2017 as compared to operating income of $0.5 million for the comparable prior year period. The primary reason for the increase in operating income was the increase in gross profit, partially offset by an increase in SGA expense.  SGA expense increased by $0.4 million, primarily due to the need to increase SGA infrastructure expense in order to support the increased activity levels associated with higher revenues and a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	April 1, 2017	April 2, 2016
Cash provided by (used in):
Operating activities	$1,869	$1,054
Investing activities	($92)	($393)
Financing activities	($1,767)	($1,545)

Operating Activities

Operating activities provided $1.9 million of cash for the thirteen week period ended April 1, 2017 as compared to $1.1 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirteen week period ended April 1, 2017 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirteen week period ended April 1, 2017 was $0.6 million as compared to $1.0 million for the comparable prior year period.  A decrease in accounts receivables in the thirteen week period ended April 1, 2017 provided $0.7 million of cash as compared to using $2.2 million in the comparable prior year period. The Company primarily attributes the decrease in accounts receivables for the thirteen week period ended April 1, 2017 to improved collections from its Specialty Health Care clients.

The Company's transit accounts payable generally exceeds the Company's transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $2.7 million and $2.5 million as of April 1, 2017 and December 31, 2016, respectively, so the cash impact during the thirteen week period ended April 1, 2017 provided $0.2 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $4.3 million as of April 2, 2016 and of $1.5 million as of January 2, 2016, so the cash impact during the thirteen week period ended April 2, 2016 provided $2.8 million in cash.

Prepaid expenses and other current assets used a negligible amount of cash for the thirteen week period ended April 1, 2017 as compared to providing $1.1 million in the comparable prior year period.  The Company attributes these changes to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $0.6 million for the thirteen week period ended April 1, 2017 as compared to $0.5 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

An increase in accrued payroll and related costs for the thirteen week period ended April 1, 2017 provided a negligible amount of cash as compared to using $1.8 million for the comparable prior year period.  There are three primary factors that impact accrued payroll and related costs: 1) the Company pays the majority of its employees every two weeks and normally has thirteen weeks in a fiscal quarter: this means that the Company normally has a major payroll on the last business day of every other quarter; 2) there is a general correlation to operating expenses as payroll and related costs is the Company's largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 3) most of the Company's senior management participate in annual incentive plans and while progress advances are often made during the fiscal year these accrued bonus balances to the extent they are projected to be achieved generally accumulate throughout the year.  The Company's last major payroll for the thirteen week period ended April 1, 2017 was paid on March 31, 2017, the final business day of the current period.

Investing Activities

Investing activities used cash of $0.1 million for the thirteen week period ended April 1, 2017 as compared to $0.4 million in the comparable prior year period.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities used $1.8 million of cash for the thirteen week period ended April 1, 2017 as compared to $1.5 million in the comparable prior year period.  The Company made net repayments under its line of credit of $1.6 million during the thirteen week period ended April 1, 2017.  The Company also used $0.4 million to repurchase common stock during the thirteen week period ended April 1, 2017.  The Company generated cash of $0.2 million from sales of shares from its equity plans for both periods presented.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Seventh Amendment entered into on March 8, 2017 when the Company was granted a waiver that expressly excludes $1.3 million of certain legal settlement and office closure expenses in the calculation of the Company's loan covenants. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirteen week period ended April 1, 2017 was 2.4%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of April 1, 2017, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of April 1, 2017 and December 31, 2016 were $12.7 million and $14.3 million, respectively.  At April 1, 2017 and December 31, 2016 there were letters of credit outstanding for $0.8 million.  At April 1, 2017, the Company had availability for additional borrowings under the Revolving Credit Facility of $21.5 million.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through October 2022.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2017 (after April 1, 2017)	$2,393
2018	2,581
2019	1,224
2020	680
2021	293
Thereafter	143
Total	$7,314

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of April 1, 2017, the Company had four active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); and 4) effective December 31, 2016, the Company acquired certain assets of Allied Health Professionals, LLC ("AHP"). The Company estimates future contingent payments at April 1, 2017 as follows:

Fiscal Year	Total
December 30, 2017 (after April 1, 2017)	$1,053
December 30, 2018	170
Estimated future contingent consideration payments	$1,223

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Future contingent payments to be made to BGA, PCI, SDS and AHP are capped at cumulative maximums of $0.7 million, $1.1 million, $1.5 million and $0.1 million, respectively.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of April 1, 2017.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of April 1, 2017, the Company's investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company's variable-rate line of credit balances during the thirteen week period ended April 1, 2017, if the interest rate on the Company's variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company's interest expense on an annualized basis would have increased by $0.1 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

There have been no material changes from the risk factors disclosed in the "Risk Factors" section (Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2013, the Board of Directors authorized an additional repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  During the quarter ended April 1, 2017, the Company repurchased 59,312 shares at an average price of $6.16 for a total of $365,486.  The following table provides information relating to the shares repurchased during the quarter ended April 1, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2017 - January 31, 2017	56,340	$6.17	1,343,420	-
February 1, 2017 - February 28, 2017	2,972	$6.04	1,346,392	-
March 1, 2017 - April 1, 2017	-	-	-	-
Total	59,312	$6.16	2,689,812	$2,542,000

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION (CONTINUED)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10(a)
Seventh Amendment to Second Amended and Restated Amendment, dated as of March 8, 2017, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2017.

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

RCM Technologies, Inc.
Date: May 4, 2017	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 4, 2017	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 4, 2017	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 4, 2017	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended April 1, 2017 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  May 4, 2017

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended April 1, 2017 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  May 4, 2017