Form 10-Q
period 2017-09-30
RCM TECHNOLOGIES INC
filed 2017-11-02
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Common Stock, $0.05 par value, 12,011,699 shares outstanding as of November 1, 2017.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2017 and December 31, 2016
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$825	$279
Accounts receivable, net	41,942	45,170
Transit accounts receivable	1,664	4,295
Prepaid expenses and other current assets	3,212	3,327
Total current assets	47,643	53,071

Property and equipment, net	3,619	4,052

Other assets:
Deposits	207	212
Goodwill	12,458	12,325
Intangible assets, net	121	171
Total other assets	12,786	12,708

Total assets	$64,048	$69,831

Current liabilities:
Accounts payable and accrued expenses	$7,096	$8,154
Transit accounts payable	2,968	6,776
Accrued payroll and related costs	7,089	7,185
Income taxes payable	1,514	537
Contingent consideration	992	1,061
Total current liabilities	19,659	23,713

Deferred tax liability, domestic	441	148
Deferred tax liability, foreign	254	234
Contingent consideration	240	170
Borrowings under line of credit	9,451	14,311
Total liabilities	30,045	38,576

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
14,832,871 shares issued and 12,009,699 shares outstanding at September 30, 2017 and 14,716,940 shares issued and 11,953,080 shares outstanding at December 31, 2016	741	736
Additional paid-in capital	116,587	115,607
Accumulated other comprehensive loss	(2,209)	(2,578)
Accumulated deficit	(66,129)	(67,888)
Treasury stock (2,823,172 shares at September 30, 2017 and 2,763,860 shares at December 31, 2016, at cost)	(14,987)	(14,622)
Stockholders' equity	34,003	31,255

Total liabilities and stockholders' equity	$64,048	$69,831

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Thirty-Nine Week Periods Ended September 30, 2017 and October 1, 2016
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Revenues	$43,827	$39,695	$135,680	$132,250
Cost of services	32,109	29,551	100,097	97,326
Gross profit	11,718	10,144	35,583	34,924

Operating costs and expenses
Selling, general and administrative	9,700	9,334	30,092	29,976
Depreciation and amortization	422	388	1,229	1,177
Change in contingent consideration	-	-	781	-
	10,122	9,722	32,102	31,153

Operating income	1,596	422	3,481	3,771

Other (expense) income
Interest expense and other, net	(137)	(114)	(409)	(422)
(Loss) gain on foreign currency transactions	(17)	(14)	38	9
	(154)	(128)	(371)	(413)

Income before income taxes	1,442	294	3,110	3,358
Income tax expense	422	184	1,351	1,384

Net income	$1,020	$110	$1,759	$1,974

Basic and diluted net earnings per share	$0.08	$0.01	$0.15	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended September 30, 2017 and October 1, 2016 (Unaudited) (In thousands)

	September 30, 2017	October 1, 2016

Net income	$1,759	$1,974
Other comprehensive income	369	398
Comprehensive income	$2,128	$2,372

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirty-Nine Week Period Ended September 30, 2017 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 31, 2016	14,716,940	$736	$115,607	($2,578)	($67,888)	2,763,860	($14,622)	$31,255

Issuance of stock under employee stock purchase plan	90,931	4	390	-	-	-	-	394
Translation adjustment	-	-	-	369	-	-	-	369
Share-based compensation expense	-	-	591	-	-	-	-	591
Issuance of stock upon vesting of restricted stock awards	25,000	1	(1)	-	-	-	-	-
Common stock repurchase	-	-	-	-	-	59,312	(365)	(365)
Net income	-	-	-	-	1,759	-	-	1,759

Balance, September 30, 2017	14,832,871	$741	$116,587	($2,209)	($66,129)	2,823,172	($14,987)	$34,003

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended September 30, 2017 and October 1, 2016 (Unaudited) (In thousands)

	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$1,759	$1,974

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,229	1,177
Change in contingent consideration	781	-
Share-based compensation expense	591	614
Provision for losses on accounts receivable	131	(128)
Deferred income tax expense	294	312
Changes in assets and liabilities:
Accounts receivable	3,682	8,600
Prepaid expenses and other current assets	230	1,847
Net of transit accounts receivable and payable	(1,189)	864
Accounts payable and accrued expenses	(1,313)	(1,746)
Accrued payroll and related costs	(185)	(2,334)
Income taxes payable	946	948
Total adjustments	5,197	10,154
Net cash provided by operating activities	6,956	12,128

Cash flows from investing activities:
Property and equipment acquired	(747)	(732)
Decrease in deposits	4	3
Net cash used in investing activities	(743)	(729)

Cash flows from financing activities:
Borrowings under line of credit	60,411	59,187
Repayments under line of credit	(65,271)	(69,036)
Issuance of stock for employee stock purchase plan	394	368
Common stock repurchases	(365)	(1,828)
Contingent consideration paid	(790)	(788)
Net cash used in financing activities	(5,621)	(12,097)
Effect of exchange rate changes on cash and cash equivalents	(46)	16
Increase (decrease) in cash and cash equivalents	546	(682)
Cash and cash equivalents at beginning of period	279	985

Cash and cash equivalents at end of period	$825	$303

Supplemental cash flow information:
Cash paid for:
Interest	$366	$363
Income taxes	$340	$113

Non-cash investing activities:
Non-cash consideration for business acquisition	$133	$ -

Non-cash financing activities:
Vesting of restricted stock units	$117	$ -

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

Results for the thirteen and thirty-nine week periods ended September 30, 2017 are not necessarily indicative of results that may be expected for the full year.

2.	Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 31, 2016 was a 52-week reporting year.  The third fiscal quarters of 2017 and 2016 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
September 30, 2017	Thirteen	Thirty-Nine
October 1, 2016	Thirteen	Thirty-Nine

3.	Use of Estimates and Uncertainties

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

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company's accounts receivable are comprised as follows:

	September 30, 2017	December 31, 2016
Billed	$29,322	$34,463
Accrued and unbilled	8,911	6,894
Work-in-progress	4,770	5,215
Allowance for sales discounts and doubtful accounts	(1,061)	(1,402)

Accounts receivable, net	$41,942	$45,170

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $1.7 million and related transit accounts payable was $3.0 million, for a net liability of $1.3 million, as of September 30, 2017.  The transit accounts receivable was $4.3 million and related transit accounts payable was $6.8 million, for a net liability of $2.5 million, as of December 31, 2016.

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

Property and equipment are comprised of the following:

	September 30, 2017	December 31, 2016
Equipment and furniture	$912	$1,045
Computers and systems	5,981	5,521
Leasehold improvements	857	804
	7,750	7,370

Less: accumulated depreciation and amortization	4,131	3,318

Property and equipment, net	$3,619	$4,052

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $367 and $2,677 during the thirty-nine week periods ended September 30, 2017 and October 1, 2016, respectively.  Depreciation expense for the thirty-nine week periods ended September 30, 2017 and October 1, 2016 was $1,179 and $1,114, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of September 30, 2017, the Company had five active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); 4) effective December 31, 2016, the Company acquired certain assets of Allied Health Professionals, LLC ("AHP") and 5) effective April 16, 2017 the Company acquired certain assets of R.A.F. Services, Inc. ("RAF"). The Company estimates future contingent payments at September 30, 2017 as follows:

Fiscal Year Ended	Total
December 30, 2017 (after September 30, 2017)	$992
December 30, 2018	240
Estimated future contingent consideration payments	$1,232

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at a cumulative maximum of $2.9 million.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of September 30, 2017.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $0.8 million in contingent consideration during both of the thirty-nine week periods ended September 30, 2017 and October 1, 2016.

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

RAF
 Effective April 16, 2017, the Company acquired the business operations of R.A.F. Services, Inc. ("RAF"). RAF has been in business since 1991 as a multi-disciplined engineering and consulting and design company headquartered on Long Island. The firm has been providing Engineering, Design, Permitting, Inspection and Construction Management services to the utility, industrial, commercial, and property management industries. RAF specializes in turnkey above ground tank inspection, repair and cleaning services, as well as concrete, steel, masonry, and roofing routine maintenance inspection and design. The purchase price for RAF was $133, all of which was allocated to goodwill as follows: 1) assumed liabilities of $123; and 2) estimated contingent consideration of $10, expected to be paid in fiscal 2018.

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

7.	Goodwill (Continued)

The following changes in the carrying amount of goodwill occurred during the thirty-nine week period ended September 30, 2017:
	Engineering	Specialty Health Care	Information Technology	Total

Balance as of December 31, 2016	$4,411	$2,398	$5,516	$12,325

Goodwill recorded, RAF	133	-	-	133

Balance as of September 30, 2017	$4,544	$2,398	$5,516	$12,458

8.	Intangible Assets

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

The following table reflects the activity for net intangible assets, excluding goodwill which is substantially attributable to the Company's Engineering segment, for the periods presented:

	Thirty-Nine Weeks Ended
	September 30, 2017	October 1, 2016
Beginning balance	$171	$252

Amortization of intangibles during the thirty-nine week period presented	(50)	(63)

Ending balance	$121	$189

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Seventh Amendment entered into on March 8, 2017 when the Company was granted a waiver that expressly excludes $1.3 million of certain legal settlement and office closure expenses in the calculation of the Company's loan covenants. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirty-nine week period ended September 30, 2017 was 2.6%.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of September 30, 2017, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of September 30, 2017 and December 31, 2016 were $9.5 million and $14.3 million, respectively.  At September 30, 2017 and December 31, 2016 there were letters of credit outstanding for $0.8 million.  At September 30, 2017, the Company had availability for additional borrowings under the Revolving Credit Facility of $24.7 million.

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine week periods ended September 30, 2017 and October 1, 2016 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Basic weighted average shares outstanding	12,009,181	12,295,493	11,972,600	12,380,617
Dilutive effect of outstanding stock options and restricted stock awards	141,914	136,150	116,610	102,817
Weighted average dilutive shares outstanding	12,151,095	12,431,643	12,089,210	12,483,434

There were 15,000 and 42,500 absolute anti-dilutive shares not included in the calculation of common stock equivalents for the thirty-nine week periods ended September 30, 2017 and October 1, 2016, respectively.  These were determined to be anti-dilutive because the exercise prices of these shares for the periods were higher than the average market price of the Company's common stock for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	September 30, 2017	December 31, 2016

Exercise of options outstanding	17,000	42,000
Time-based restricted stock units outstanding	212,734	197,734
Performance-based restricted stock units outstanding	400,000	200,000
Future grants of options or shares	379,266	619,266
Shares reserved for employee stock purchase plan	177,280	268,211

Total	1,186,280	1,327,211

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation

At September 30, 2017, the Company had three share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company's common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company vests performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $591 and $614 was recognized for the thirty-nine week periods ended September 30, 2017 and October 1, 2016, respectively.  Share based compensation for the thirty-nine week period ended September 30, 2017 did not include any expense associated with performance-based restricted stock units since they were, as of September 30, 2017, determined to be unlikely to vest.

As of September 30, 2017, the Company had approximately $0.3 million of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company's various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards that may be granted in future periods or c) the impact of any potential changes in the Company's forfeiture rate.

Incentive Share-Based Plans

2007 Omnibus Equity Compensation Plan (the 2007 Plan)

The 2007 Plan, approved by the Company's stockholders in June 2007, provides for the issuance of up to 700,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  As of September 30, 2017, under the 2007 Plan, options to purchase 17,000 shares of common stock were outstanding.  The 2007 Plan has expired therefore no shares are available for grant thereunder.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company's stockholders in December 2014, provides for the issuance of up to 625,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  In fiscal 2016, the Company amended the 2014 Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance under the Plan by an additional 500,000 shares so that the total number of shares of stock reserved for issuance under the Plan is 1,125,000 shares.  The expiration date of the Plan is December 1, 2026.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.  As of September 30, 2017, under the 2014 Plan, 612,734 restricted stock units were outstanding, including 400,000 performance-based restricted stock units the Company currently deems unlikely to vest, and 379,266 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company's first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (on July 3, 2017) was 47,183.  As of September 30, 2017, there were 177,280 shares available for issuance under the Purchase Plan.

Stock Option Awards

There were no options granted during both thirty-nine week periods ended September 30, 2017 and October 1, 2016.  Activity regarding outstanding options for the thirty-nine week period ended September 30, 2017 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2016	42,000	$8.27
Options granted	-
Options exercised	-
Options forfeited/cancelled	(25,000)

Options outstanding as of September 30, 2017	17,000	$6.00

Options outstanding price range at September 30, 2017	$5.27 - $6.10

Options exercisable as of September 30, 2017	17,000	$6.00

Intrinsic value of outstanding stock options as of September 30, 2017	$1

As of September 30, 2017, the Company had approximately $0 of total unrecognized compensation cost related to all non-vested stock option awards.

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

To date, the Company has only issued time-based restricted stock units under the 2007 and 2014 Plans.  The following summarizes the activity in the time-based restricted stock units under the 2007 and 2014 Plans during the thirty-nine week period ended September 30, 2017:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2016	197,734	$7.33
Granted	40,000	$5.05
Vested	(25,000)	$5.41
Forfeited or expired	-	-
Outstanding non-vested at September 30, 2017	212,734	$7.12

Based on the closing price of the Company's common stock of $5.72 per share on September 29, 2017 (the last trading day prior to September 30, 2017), the intrinsic value of the time-based non-vested restricted stock units at September 30, 2017 was approximately $1.2 million.  As of September 30, 2017, there was approximately $0.3 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

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

Performance Based Restricted Stock Units (Continued)

To date, the Company has only issued performance-based restricted stock units under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during 2017:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2016	200,000	$5.36
Granted	200,000	$4.85
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at September 30, 2017	400,000	$5.11

As of September 30, 2017, the Company considers the metrics related to 400,000 of the performance-based restricted stock units unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on the performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

12.	Treasury Stock Transactions

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  During the thirty-nine week periods ended September 30, 2017 and October 1, 2016, the Company purchased 59,312 shares at an average price of $6.16 per share and 357,250 shares at an average price of $5.54, respectively.  As of September 30, 2017, the Company has $2.5 million available for future treasury stock purchases.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  Additionally, In May of 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718).  ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. The Company adopted ASU 2016-09 in its fiscal 2017 first quarter.  It did not have a material impact.  ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017.  Early adoption is permitted.  The Company will adopt ASU 2017-10 in its consolidated financial statements in the first quarter of fiscal 2018.  It is not expected to have a material impact.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period.  The guidance requires application using a retrospective transition method.   The Company will adopt ASU 2016-15 in its consolidated financial statements in the first quarter of fiscal 2018.  It is not expected to have a material impact.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations" (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years.  Early adoption is permitted under certain circumstances.   The Company will adopt ASU 2017-01 in its consolidated financial statements in the first quarter of fiscal 2018.  It is not expected to have a material impact.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company's management system:

Thirteen Week Period Ended September 30, 2017	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$21,708	$14,335	$7,784	$ -	$43,827

Cost of services	15,533	10,805	5,771	-	32,109

Gross profit	6,175	3,530	2,013	-	11,718

Selling, general and administrative	3,968	3,750	1,982	-	9,700

Depreciation and amortization	297	86	39	-	422

Operating income (loss)	$1,910	($306)	($8)	$ -	$1,596

Total assets as of September 30, 2017	$33,721	$16,178	$10,212	$3,937	$64,048
Capital expenditures	$138	$44	$ -	$13	$195

Thirteen Week Period Ended October 1, 2016	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$17,591	$12,035	$10,069	$ -	$39,695

Cost of services	13,292	8,924	7,335	-	29,551

Gross profit	4,299	3,111	2,734	-	10,144

Selling, general and administrative	3,606	3,151	2,577	-	9,334

Depreciation and amortization	281	59	48	-	388

Operating income	$412	($99)	$109	$ -	$422

Total assets as of October 1, 2016	$34,019	$15,770	$12,336	$3,767	$65,892
Capital expenditures	$61	$ -	$10	$4	$75

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirty-Nine Week Period Ended September 30, 2017	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$61,517	$49,212	$24,951	$ -	$135,680

Cost of services	44,598	37,069	18,430	-	100,097

Gross profit	16,919	12,143	6,521	-	35,583

Selling, general and administrative	12,184	11,429	6,479	-	30,092

Change in contingent consideration	-	-	-	781	781

Depreciation and amortization	863	246	120	-	1,229

Operating income (loss)	$3,872	$468	($78)	($781)	$3,481

Total assets as of September 30, 2017	$33,721	$16,178	$10,212	$3,937	$64,048
Capital expenditures	$247	$459	$ -	$41	$747

Thirty-Nine Week Period Ended October 1, 2016	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$55,019	$43,465	$33,766	$ -	$132,250

Cost of services	40,859	32,012	24,455	-	97,326

Gross profit	14,160	11,453	9,311	-	34,924

Selling, general and administrative	11,355	10,202	8,419	-	29,976

Depreciation and amortization	840	188	149	-	1,177

Operating income	$1,965	$1,063	$743	$ -	$3,771

Total assets as of October 1, 2016	$34,019	$15,770	$12,336	$3,767	$65,892
Capital expenditures	$516	$128	$58	$30	$732

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the thirteen and thirty-nine week periods ended September 30, 2017 and October 1, 2016 are as follows:

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues
U. S.	$34,207	$32,851	$110,083	$110,158
Canada	8,703	5,545	22,420	18,149
Puerto Rico	917	1,299	3,177	3,943
	$43,827	$39,695	$135,680	$132,250

Total assets by geographic area as of the reported periods are as follows:

	September 30, 2017	December 31, 2016
Total assets
U. S.	$45,895	$53,842
Canada	16,227	13,953
Puerto Rico	1,926	2,036
	$64,048	$69,831

15.	Income Taxes

The projected fiscal 2017 effective income tax rates as of September 30, 2017 and applied to income before any discrete permanent difference for the thirty-nine week period ended September 30, 2017 are approximately 42.5% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate before any discrete permanent difference of approximately 34.7% for the thirty-nine week period ended September 30, 2017.  For the comparable prior year period estimated income tax rates were 41.9% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 41.2% for the thirty-nine week period ended October 1, 2016.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.  The Company experienced a discrete permanent difference of $0.8 million because of increases to contingent consideration.  The Company's effective income tax rate after including this discrete permanent difference was 43.4% for the thirty-nine week period ended September 30, 2017.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $0.6 million in damages as of September 30, 2017 and $1.5 million as of December 31, 2016.  As of September 30, 2017, the Company had no accrual for such liabilities. As of December 31, 2016, the Company accrued $0.5 million for such liabilities.

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

Revenue Recognition (Continued)

Transit Accounts Receivable and Transit Accounts Payable

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company's clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of "Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent" and therefore recognizing revenue on a "net-basis."  The Company records revenue on a "net" basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the thirty-nine week period ended September 30, 2017, total gross billings, including both transit cost billings and the Company's earned fees, was $28.7 million, for which the Company recognized $19.9 million of its net fee as revenue.  During the thirty-nine week period ended October 1, 2016, total gross billings, including both transit cost billings and the Company's earned fees, was $36.8 million, for which the Company recognized $21.3 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $1.7 million and related transit accounts payable was $3.0 million, for a net liability of $1.3 million, as of September 30, 2017.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of September 30, 2017, the Company had a net domestic long term deferred tax net liability of $0.4 million and a foreign long-term deferred tax net liability of $0.3 million.   The domestic long term deferred tax net liability primarily represents the tax effect of accrued expenses which will be deductible for tax purposes within a twelve month period and the effect of temporary differences for the GAAP versus tax amortization of intangibles arising from acquisitions made in prior periods.   Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

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

There were no changes to unrecognized tax benefits during both thirty-nine week periods presented.

Accrued Bonuses

The Company pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of financial performance measures. Bonuses for executive management, field management and certain corporate employees are accrued throughout the year for payment during the first quarter of the following year, based in part upon anticipated annual results compared to annual budgets.  In addition, the Company pays discretionary bonuses to certain employees, which are not related to budget performance. Variances in actual results versus budgeted amounts can have a significant impact on the calculations and therefore on the estimates of the required accruals.  Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

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

Thirteen Week Period Ended September 30, 2017 Compared to Thirteen Week Period Ended October 1, 2016

A summary of operating results for the thirteen week periods ended September 30, 2017 and October 1, 2016 is as follows (in thousands):

	September 30, 2017		October 1, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$43,827	100.0	$39,695	100.0
Cost of services	32,109	73.3	29,551	74.4
Gross profit	11,718	26.7	10,144	25.6

Selling, general and administrative	9,700	22.1	9,334	23.5
Depreciation and amortization	422	1.0	388	1.0
	10,122	23.1	9,722	24.5

Operating income	1,596	3.6	422	1.1
Interest expense, net and foreign currency transactions	(154)	(0.3)	(128)	0.3

Income before income taxes	1,442	3.3	294	0.8
Income tax expense	422	1.0	184	0.5

Net income	$1,020	2.3	$110	0.3

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended September 30, 2017 and October 1, 2016 consisted of thirteen weeks each.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 30, 2017 Compared to Thirteen Week Period Ended October 1, 2016 (Continued)

Revenues.  Revenues increased 10.4%, or $4.1 million, for the thirteen week period ended September 30, 2017 as compared to the thirteen week period ended October 1, 2016 (the "comparable prior year period").  Revenues increased $4.1 million in the Engineering segment, decreased $2.3 million in the Information Technology segment and increased $2.3 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the thirteen week period ended September 30, 2017, the Company generated total revenues from its Canadian clients of $8.7 million in U.S. dollars at an Exchange Rate of 79.8% as compared to $5.6 million in U.S. dollars at an Exchange Rate of 76.6% for the prior year comparable period.

The Company has an office in San Juan, Puerto Rico. Due largely to the impact of Hurricane Maria, the Company estimates that it lost revenues of approximately $0.1 million in September 2017. The lost revenues in September did not have a material impact to operating income for the thirteen weeks ended September 30, 2017. During both the thirteen week periods ended April 1, 2017 and July 1, 2017 the Company's San Juan office generated $1.1 million in revenues. The Company believes that, for at least the next several quarters, San Juan revenues and contribution operating income will be materially impacted. In order to retain key consulting resources, the Company may need to pay full-time compensation to certain individuals who will not be billable to clients on a full-time basis (i.e. "bench time"). This bench time may materially impact the contribution operating income of the Information Technology segment.

Cost of Services and Gross Profit.  Cost of services increased 8.7%, or $2.6 million, for the thirteen week period ended September 30, 2017 as compared to the comparable prior year period. Cost of services as a percentage of revenues for the thirteen week periods ended September 30, 2017 and October 1, 2016 was 73.3% and 74.4%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses increased 3.9%, or $0.4 million, for the thirteen week period ended September 30, 2017 as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.1% for the thirteen week period ended September 30, 2017 and 23.5% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's loan agreement, net of interest income and gains and losses on foreign currency transactions.  There were no material changes to other expense, net for the thirteen week period ended September 30, 2017 as compared to the prior comparable period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 30, 2017 Compared to Thirteen Week Period Ended October 1, 2016 (Continued)

Income Tax Expense.  The Company recognized $0.4 million of income tax expense for the thirteen week period ended September 30, 2017 and $0.2 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 29.3% as compared to 62.6% for the comparable prior year period. The projected fiscal 2017 income tax rates as of September 30, 2017 were approximately 42.5% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the thirteen week period ended September 30, 2017 was lower than the Company has recently experienced due to a higher ratio of Canadian versus U.S. pretax income. The consolidated effective income tax rate for the thirteen week period ended October 1, 2016 was higher than the Company typically experiences due to an increase in anticipated U.S. fiscal 2016 tax rate as of October 1, 2016 versus July 2, 2016 and the necessary catchup accrual, exacerbated by the low pretax income for the comparable prior year period.

Segment Discussion
Engineering
Engineering revenues of $21.7 million for the thirteen week period ended September 30, 2017 increased 23.4%, or $4.1 million, as compared to the comparable prior year period.  The increase was primarily due to increases in revenues of $2.1 million from the Company's Canadian Power Systems Engineering Group, $1.2 million from the Company's Energy Services Group and $0.8 million from the Company's Aerospace Engineering Group.  Gross profit increased 43.6%, or $1.9 million, as compared to the comparable prior year period. Gross profit increased due to the increase in revenues and an increase in gross margin to 28.4% for the current period as compared to 24.4% for the comparable prior year period. The gross margin increase was primarily due to more favorable utilization of billable consultants on fixed price contracts as the Company naturally experiences variability in utilization from quarter to quarter. The Engineering segment operating income was $1.9 million for the thirteen week period ended September 30, 2017 as compared to $0.4 million for the comparable prior year period.  The improvement in operating income was primarily driven by the increase in gross profit and was offset by an increase in SGA expense of $0.4 million. The increase in SGA expense was primarily due to a higher allocation of corporate-generated SGA expense and also increased investment in selling costs.

Specialty Health Care
Specialty Health Care revenues of $14.3 million for the thirteen week period ended September 30, 2017 increased 19.1%, or $2.3 million, as compared to the comparable prior year period.  The primary reasons for the increase in the revenues for the Specialty Health Care segment were increases of $1.2 million from the New York City Office, $0.7 million from the Honolulu office and $0.4 million from the Health Information Management ("HIM") practice. The Specialty Health Care segment's gross profit increased by 13.5%, or $0.4 million, to $3.5 million for the thirteen week period ended September 30, 2017 as compared to $3.1 million for the prior year period. The increase in gross profit was driven by the increase in revenue, offset by a decrease in gross profit margin. The Specialty Health Care segment's gross profit margin for the thirteen week period ended September 30, 2017 was 24.6% as compared to 25.8% for the comparable prior year period. The decrease in gross profit margin was primarily driven by decreases in gross profit margin from the travel nursing staffing group and HIM practice, generally due to market factors including increased competition and constrained labor. Additionally, the Specialty Health Care segment added a significant number of paraprofessionals in both New York City and Hawaii. Many of these paraprofessionals were new to the Company's payroll, resulting in high unemployment tax expense. Specialty Health Care experienced an operating income loss of $0.3 million for the thirteen week period ended September 30, 2017 as compared to an operating loss of $0.1 million for the comparable prior year period. Operating income decreased due to an increase in SGA expense.  SGA expense increased by $0.6 million, primarily due to the need to increase SGA infrastructure expense in order to support the increased activity levels associated with higher revenues in the current period and anticipated, continued increased activity for the balance of the Company's fiscal 2017.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 30, 2017 Compared to Thirteen Week Period Ended October 1, 2016 (Continued)

Segment Discussion (Continued)
Information Technology
Information Technology revenues of $7.8 million for the thirteen week period ended September 30, 2017 decreased 22.7%, or $2.3 million, as compared to $10.1 million for the comparable prior year period.  The decrease was primarily from reductions in project revenues from several large clients that were not replaced.  Gross profit of $2.0 million for the thirteen week period ended September 30, 2017 decreased 26.4%, or $0.7 million, as compared to $2.7 million for the comparable prior year period. The decrease in gross profit was due to the decrease in revenues and a decrease in gross profit margin. The Information Technology gross profit margin for the thirteen week period ended September 30, 2017 was 25.9% as compared to 27.2% for the comparable prior year period.  Gross profit margin decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing-oriented revenues. The Information Technology segment experienced a slight operating loss for the thirteen week period ended September 30, 2017 as compared to $0.1 million in operating income for the comparable prior year period.  The decrease in operating income was due to the decrease in gross profit, offset by a decrease in SGA expense of $0.6 million. The decrease in SGA expense was primarily due to lower selling costs associated with lower gross profit, a focus on reducing SGA expense and also a lower allocation of corporate SGA expense.
The Company has an office in San Juan, Puerto Rico, which operates primarily in the Information Technology segment. Due largely to the impact of Hurricane Maria, the Company estimates that it lost revenues of approximately $0.1 million in September 2017. The lost revenues in September did not have a material impact to operating income for the thirteen weeks ended September 30, 2017. During both the thirteen week periods ended April 1, 2017 and July 1, 2017 the Company's San Juan office generated $1.1 million in revenues. The Company believes that, for at least the next several quarters, San Juan revenues and contribution operating income will be materially impacted. In order to retain key consulting resources, the Company may need to pay full-time compensation to certain individuals who will not be billable to clients on a full-time basis (i.e. "bench time"). This bench time may materially impact the contribution operating income of the Information Technology segment.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 30, 2017 Compared to Thirty-Nine Week Period Ended October 1, 2016

A summary of operating results for the thirty-nine week periods ended September 30, 2017 and October 1, 2016 is as follows (in thousands):

	September 30, 2017		October 1, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$135,680	100.0	$132,250	100.0
Cost of services	100,097	73.8	97,326	73.6
Gross profit	35,583	26.2	34,924	26.4

Selling, general and administrative	30,092	22.2	29,976	22.7
Depreciation and amortization	1,229	0.9	1,177	0.9
Change in contingent consideration	781	0.5	-	-
	32,102	23.6	31,153	23.6

Operating income	3,481	2.6	3,771	2.8
Interest expense, net and foreign currency transactions	(371)	(0.3)	(413)	0.3

Income before income taxes	3,110	2.3	3,358	2.5
Income tax expense	1,351	1.0	1,384	1.0

Net income	$1,759	1.3	$1,974	1.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended September 30, 2017 and October 1, 2016 consisted of thirty-nine weeks each.

Revenues.  Revenues increased 2.6%, or $3.4 million, for the thirty-nine week period ended September 30, 2017 as compared to the thirty-nine week period ended October 1, 2016 (the "comparable prior year period").  Revenues increased $6.5 million in the Engineering segment, decreased $8.8 million in the Information Technology segment and increased $5.7 million in the Specialty Health Care segment.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the thirty-nine week period ended September 30, 2017, the Company generated total revenues from its Canadian clients of $22.4 million in U.S. dollars at an Exchange Rate of 76.7% as compared to $18.2 million in U.S. dollars at an Exchange Rate of 75.7% for the prior year comparable period.

The Company has an office in San Juan, Puerto Rico. Due largely to the impact of Hurricane Maria, the Company estimates that it lost revenues of approximately $0.1 million in September 2017. The lost revenues in September did not have a material impact to operating income for the thirteen weeks ended September 30, 2017. During both the thirteen week periods ended April 1, 2017 and July 1, 2017 the Company's San Juan office generated $1.1 million in revenues. The Company believes that, for at least the next several quarters, San Juan revenues and contribution operating income will be materially impacted. In order to retain key consulting resources, the Company may need to pay full-time compensation to certain individuals who will not be billable to clients on a full-time basis (i.e. "bench time"). This bench time may materially impact the contribution operating income of the Information Technology segment.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 30, 2017 Compared to Thirty-Nine Week Period Ended October 1, 2016 (Continued)

Cost of Services and Gross Profit.  Cost of services increased 2.8%, or $2.8 million, for the thirty-nine week period ended September 30, 2017 as compared to the comparable prior year period. Cost of services as a percentage of revenues for the thirty-nine week periods ended September 30, 2017 and October 1, 2016 was 73.8% and 73.6%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses increased 0.3%, or $0.1 million, for the thirty-nine week period ended September 30, 2017 as compared to the comparable prior year period.   SGA expense increased primarily due to the increase in revenues.  As a percentage of revenues, SGA expenses were 22.2% for the thirty-nine week period ended September 30, 2017 and 22.7% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Change in Contingent Consideration.  The Company incurred charges of $0.8 million for increases to contingent consideration for the thirty-nine week period ended September 30, 2017.  The increase can be principally attributed to the PCI acquisition.  Since the PCI acquisition was for stock in Canada the increase in purchase price is not tax deductible and is treated as a permanent difference. There was no change to contingent consideration for the thirty-nine week period ended October 1, 2016.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's loan agreement, net of interest income, gains and losses on foreign currency transactions and any other non-operating items that may occur from time to time.  There were no material changes to other expense, net for the thirty-nine week period ended September 30, 2017 as compared to the prior comparable period.

Income Tax Expense.  The Company recognized $1.4 million of income tax expense for the thirty-nine week period ended September 30, 2017 as compared to $1.4 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 43.4% as compared to 41.2% for the comparable prior year period. The thirty-nine week period ended September 30, 2017 is impacted by a discrete permanent difference due to the increase in contingent consideration of $0.8 million. The projected fiscal 2017 income tax rates as of September 30, 2017 were approximately 42.5% and 26.5% in the United States and Canada, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income versus U.S. pretax income.  The consolidated effective income tax rate after eliminating this discrete permanent difference decreased for the thirty-nine week period ended September 30, 2017 to 34.7% as compared to 41.2% for the comparable prior year period because the Company's projected fiscal 2017 Canadian income before taxes was higher as a percentage of the total projected 2017 income before taxes as compared to the projected 2016 Canadian income before taxes as a percentage of the total projected 2016 income before taxes at the same time in the comparable prior year period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 30, 2017 Compared to Thirty-Nine Week Period Ended October 1, 2016 (Continued)
Segment Discussion
Engineering
Engineering revenues of $61.5 million for the thirty-nine week period ended September 30, 2017 increased 11.8%, or $6.5 million, as compared to the comparable prior year period.  The increase was primarily due to increases in revenues of $3.3 million from the Company's Energy Services Group, $2.8 million from the Company's Canadian Power Systems Engineering Group and $0.5 million from the Company's Aerospace Engineering Group.  Gross profit increased 19.5%, or $2.7 million, as compared to the comparable prior year period. Gross profit increased due to the increase in revenues and an increase in gross margin to 27.5% for the current period as compared to 25.7% for the comparable prior year period. The gross margin increase was primarily due to more favorable utilization of billable consultants on fixed price contracts as the Company naturally experiences variability in utilization from quarter to quarter. The Engineering segment operating income was $3.9 million for the thirty-nine week period ended September 30, 2017 as compared to $2.0 million for the comparable prior year period. The improvement in operating income was primarily driven by the increase in gross profit and was offset by an increase in SGA expense of $0.8 million. The increase in SGA expense was primarily due to a higher allocation of corporate-generated SGA expense and also increased investment in selling costs.

Specialty Health Care
Specialty Health Care revenues of $49.2 million for the thirty-nine week period ended September 30, 2017 increased 13.2%, or $5.7 million, as compared to the comparable prior year period.  The primary reasons for the increase in the revenues for the Specialty Health Care segment were increases of $2.0 million from the Honolulu office, $1.7 million from the Chicago office, $1.3 million from the travel nursing staffing group and $1.2 million from the New York City Office, partially offset by a decrease in revenue of $0.5 million from the permanent placement group. The Specialty Health Care segment's gross profit increased by 6.0%, or $0.7 million, to $12.1 million for the thirty-nine week period ended September 30, 2017 as compared to $11.5 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenues, offset by lower gross profit margin. The Specialty Health Care segment's gross profit margin for the thirty-nine week period ended September 30, 2017 decreased to 24.7% as compared to 26.3% for the comparable prior year period. The decrease in gross profit margin was primarily driven by a decrease in high gross profit margin permanent placement revenues and decreases in gross profit margin from the travel nursing staffing group and HIM practice, generally due to market factors including increased competition and constrained labor. Additionally, the Specialty Health Care segment added a significant number of paraprofessionals in both New York City and Hawaii. Many of these paraprofessionals were new to the Company's payroll, resulting in high unemployment tax expense.  Specialty Health Care experienced operating income of $0.5 million for the thirty-nine week period ended September 30, 2017 as compared to $1.1 million for the comparable prior year period. The primary reason for the decrease in operating income was an increase in SGA expense, partially offset by the increase in gross profit.  SGA expense increased by $1.2 million, primarily due to the need to increase SGA infrastructure expense in order to support the increased activity levels associated with higher revenues in the current period and anticipated, continued increased activity for the balance of the Company's fiscal 2017.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 30, 2017 Compared to Thirty-Nine Week Period Ended October 1, 2016 (Continued)
Segment Discussion (Continued)
Information Technology
Information Technology revenues of $25.0 million for the thirty-nine week period ended September 30, 2017 decreased 26.1%, or $8.8 million, as compared to $33.8 million for the comparable prior year period.  The decrease was primarily from reductions in project revenues from several large clients that were not replaced.  Gross profit of $6.5 million for the thirty-nine week period ended September 30, 2017 decreased 30.0%, or $2.8 million, as compared to $9.3 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenues and a decrease in gross profit margin. The Information Technology gross profit margin for the thirty-nine week period ended September 30, 2017 was 26.1% as compared to 27.6% for the comparable prior year period.  Gross profit margin decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing-oriented revenues.   The Information Technology segment experienced an operating loss of $0.1 million for the thirty-nine week period ended September 30, 2017 as compared to operating income of $0.7 million for the comparable prior year period.  The decrease in operating income was due to the decrease in gross profit, partially offset by a decrease in SGA expense.  SGA expense of $6.5 million for the thirty-nine week period ended September 30, 2017 decreased $1.9 million as compared to $8.4 million in the comparable prior year period. The decrease in SGA expense was primarily due to lower selling costs associated with lower gross profit, a focus on reducing SGA expense and also a lower allocation of corporate SGA expense.
The Company has an office in San Juan, Puerto Rico, which primarily operates in the Information Technology segment. Due largely to the impact of Hurricane Maria, the Company estimates that it lost revenues of approximately $0.1 million in September 2017. The lost revenues in September did not have a material impact to operating income for the thirteen weeks ended September 30, 2017. During both the thirteen week periods ended April 1, 2017 and July 1, 2017 the Company's San Juan office generated $1.1 million in revenues. The Company believes that, for at least the next several quarters, San Juan revenues and contribution operating income will be materially impacted. In order to retain key consulting resources, the Company may need to pay full-time compensation to certain individuals who will not be billable to clients on a full-time basis (i.e. "bench time"). This bench time may materially impact the contribution operating income of the Information Technology segment.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 30, 2017 Compared to Thirty-Nine Week Period Ended October 1, 2016 (Continued)

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

The following unaudited table presents the Company's GAAP Net Income measure and the corresponding adjustments used to calculate "EBITDA", "Adjusted EBITDA", "Adjusted Net Income" and "Diluted EPS" for the thirteen weeks and thirty-nine weeks ended September 30, 2017 and October 1, 2016.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
GAAP net income	$1,020	$110	$1,759	$1,974
Income tax expense	422	184	1,351	1,384
Interest expense	137	114	409	422
Depreciation and amortization	422	388	1,229	1,177
EBITDA (non-GAAP)	$2,001	$796	$4,748	$4,957

Adjustments
Change in contingent consideration	-	-	781	-
Gain (loss) on foreign currency transactions	17	14	(38)	(9)
Adjusted EBITDA (non-GAAP)	$2,018	$810	$5,491	$4,948

GAAP net income	$1,020	$110	$1,759	$1,974
Adjustments
Change in contingent consideration	-	-	781	-
Adjusted net income (non-GAAP)	$1,020	$110	$2,540	$1,974

GAAP Diluted EPS	$0.08	$0.01	$0.15	$0.16
Adjustments
Change in contingent consideration	-	-	$0.06	-
Adjusted Diluted EPS (non-GAAP)	$0.08	$0.01	$0.21	$0.16

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	September 30, 2017	October 1, 2016
Cash provided by (used in):
Operating activities	$6,956	$12,128
Investing activities	($743)	($729)
Financing activities	($5,621)	($12,097)

Operating Activities

Operating activities provided $7.0 million of cash for the thirty-nine week period ended September 30, 2017 as compared to $12.1 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirty-nine week period ended September 30, 2017 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirty-nine week period ended September 30, 2017 was $1.8 million as compared to $2.0 million for the comparable prior year period.  A decrease in accounts receivables in the thirty-nine week period ended September 30, 2017 provided $3.7 million of cash as compared to $8.6 million in the comparable prior year period. The Company primarily attributes the decrease in accounts receivables for the thirty-nine week period ended September 30, 2017 to improved collections, particularly from the Company's Specialty Health Care and Canadian Engineering clients.

The Company's transit accounts payable generally exceeds the Company's transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $1.3 million and $2.5 million as of September 30, 2017 and December 31, 2016, respectively, so the cash impact during the thirty-nine week period ended September 30, 2017 used $1.2 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $2.4 million as of October 1, 2016 and of $1.5 million as of January 2, 2016, so the cash impact during the thirty-nine week period ended October 1, 2016 provided $0.9 million in cash.

Prepaid expenses and other current assets provided $0.2 million in cash for the thirty-nine week period ended September 30, 2017 as compared to $1.8 million in the comparable prior year period.  The Company attributes these changes to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $1.3 million for the thirty-nine week period ended September 30, 2017 as compared to $1.7 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

A decrease in accrued payroll and related costs for the thirty-nine week period ended September 30, 2017 used $0.2 million in cash as compared to using $2.3 million for the comparable prior year period.  There are three primary factors that impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company's largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its employees every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company's senior management participate in annual incentive plans and while progress advances are often made during the fiscal year these accrued bonus balances to the extent they are projected to be achieved generally accumulate throughout the year.  The Company's last major payroll for the thirty-nine week period ended September 30, 2017 was paid on September 29, 2017.

Investing Activities

Investing activities used cash of $0.7 million for the thirty-nine week period ended September 30, 2017 as compared to $0.7 million for the comparable prior year period.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities used $5.6 million of cash for the thirty-nine week period ended September 30, 2017 as compared to $12.1 million in the comparable prior year period.  The Company made net repayments under its line of credit of $4.9 million during the thirty-nine week period ended September 30, 2017 as compared to net repayments of $9.8 million in the comparable prior year period.  The Company also used $0.4 million and $1.8 million to repurchase common stock during the thirty-nine week period ended September 30, 2017 and comparable prior year period, respectively.  The Company also used $0.9 million to pay contingent consideration for both periods presented.  The Company generated cash of $0.4 million from sales of shares from its equity plans for both periods presented.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Seventh Amendment entered into on March 8, 2017 when the Company was granted a waiver that expressly excludes $1.3 million of certain legal settlement and office closure expenses in the calculation of the Company's loan covenants. Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirty-nine week period ended September 30, 2017 was 2.6%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of September 30, 2017, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of September 30, 2017 and December 31, 2016 were $9.5 million and $14.3 million, respectively.  At September 30, 2017 and December 31, 2016 there were letters of credit outstanding for $0.8 million.  At September 30, 2017, the Company had availability for additional borrowings under the Revolving Credit Facility of $24.7 million.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2022.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2017 (after September 30, 2017)	$856
2018	2,969
2019	1,632
2020	999
2021	489
Thereafter	304
Total	$7,249

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of September 30, 2017, the Company had five active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); 4) effective December 31, 2016, the Company acquired certain assets of Allied Health Professionals, LLC ("AHP") and 5) effective April 16, 2017 the Company acquired certain assets of R.A.F. Services, Inc. ("RAF"). The Company estimates future contingent payments at September 30, 2017 as follows:

Fiscal Year	Total
December 30, 2017 (after September 30, 2017)	$992
December 30, 2018	240
Estimated future contingent consideration payments	$1,232

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at cumulative maximum of $2.9.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of September 30, 2017.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 30, 2017, the Company's investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company's variable-rate line of credit balances during the thirty-nine week period ended September 30, 2017, if the interest rate on the Company's variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company's interest expense on an annualized basis would have increased by $0.1 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

Operations in Puerto Rico

Our office in San Juan, Puerto Rico has been significantly impacted by Hurricane Maria.  Since that event in September 2017, that office has not generated meaningful revenues, and may not generate significant revenues in the near future, or ever.  In addition, while Puerto Rico in general and our office in particular work to recover, we expect to incur expenses, such as full-time compensation to certain individuals whom we seek to retain long-term, without receiving any associated revenue.

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

RCM Technologies, Inc.
Date: November 2, 2017	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 2, 2017	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 2, 2017	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 2, 2017	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended September 30, 2017 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  November 2, 2017

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended September 30, 2017 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  November 2, 2017