Form 10-K
period 2017-12-30
RCM TECHNOLOGIES INC
filed 2018-03-08
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26.3 million based upon the closing price of $5.05 per share of the registrant's common stock on June 30, 2017 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of March 7, 2018: 12,239,758.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant's 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2018 Proxy Statement is not filed by May 1, 2018 (the first business day following the day that is 120 days after the last day of the registrant's 2017 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company's strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) and arbitrations, or other business disputes, involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) the Company's relationships with and reliance upon significant customers, and ability to collect accounts receivable from such customers; (v) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vi) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation, arbitrations and other business disputes involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xviii) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company's governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (ixx) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

General

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced engineering, specialty health care and information technology services.  RCM has been an innovative leader in the design, development, and delivery of these services to commercial and government sectors for over 40 years.  Over the years, the Company has developed and assembled an attractive, diverse and extensive portfolio of capabilities, service offerings and delivery options, established a proven record of performance and credibility, and built an efficient pricing structure.  This combination offers clients a compelling value proposition with the potential to substantially accelerate the successful attainment of their business objectives.

RCM consists of three operating segments: Engineering, Specialty Health Care and Information Technology Services.  RCM's Engineering segment provides engineering and design, engineering analysis, technical writing and technical support services, Engineer, Procure and Construction Management ("EPC") as well as Demand Side Management/Energy Conservation Services.   The Company's Specialty Health Care Services segment provides the staffing of health care professionals, primarily health information management professionals, nurses, paraprofessionals, physicians and therapists.  The Company's Information Technology, or IT, segment provides enterprise business solutions, application services, infrastructure solutions, competitive advantage & productivity solutions, life sciences solutions and other selected vertical market specific offerings.

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized businesses in such industries as Aerospace/Defense, Educational Institutions, Energy, Financial Services, Health Care, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology.  RCM believes it offers a range of solutions that foster long-term client relationships, affords cross-selling opportunities, and minimizes the Company's dependence on any single technology or industry sector.  RCM sells and delivers its services through a network of approximately 30 offices in selected regions throughout North America and Serbia.

The Company is a Nevada corporation organized in 1971.  The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ  08109-4613.

During the fiscal year ended December 30, 2017, approximately 44.3% of RCM's total revenues were derived from Engineering services, 38.2% from Specialty Health Care services, and the remaining 17.5% from IT services.

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

The Company's Engineering group continues to focus on areas of growth within the energy, aerospace and commercial building industries and has provided a new focus on the industrial and oil and gas industries.  In recent years, many businesses have been adversely impacted by oil prices and other energy-related costs and developments, and for that reason as well as the concern of climate change, there has been growing sentiment around the world for the development of alternative sources of energy.

In the health care services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for health care service companies, including the Company's Specialty Health Care Services group.  Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years.  In addition, public educational institutions are outsourcing their requirements for school nurses, therapists and paraprofessionals to lower their costs and it is expected that this will continue and grow.  Medical coding standards have become increasingly complex and this is driving increased demand for hospitals to require consulting services regarding hospital information managements system, which also is expected to continue into the future.

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

Business Strategy

RCM is dedicated to providing solutions to meet its clients' business needs by delivering engineering, specialty health care and information technology services.  The Company's objective is to remain a recognized leader of specialized professional staffing, consulting services and solutions in major markets throughout North America.  The Company adapts operating strategies to achieve this objective.  The following is a discussion of the key elements of its growth and operating strategies:

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

Achieve Internal Growth
The Company continues to promote its internal growth strategies which it designed to better serve the Company's customers, generate higher revenue and achieve greater operating efficiencies.  Every division of the Company continuously focuses on services and client diversification.  Business units are collaborating on penetrating and servicing accounts as sales teams are increasing their activity levels.  This enables clients to be supported by specialists in their areas of need while RCM productivity increases.

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

Operational strategies contributing to RCM's internal productivity include the delineation of certain new solutions practice areas in markets where its clients had historically known the Company as a contract service provider.  The formation of these practice areas facilitates the flow of project opportunities and the delivery of project-based solutions.

Pursue Selective Strategic Acquisitions
The industries in which the Company operates continues to be highly fragmented, and the Company plans to continue to selectively assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's acquisition strategy is designed to broaden the scope of services and technical competencies and grow its full life cycle solution capabilities.  In considering acquisition opportunities, the Company focuses principally on companies with (i) technologies or market segments RCM has targeted for strategic value enhancement, (ii) margins that are accretive to existing margins, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company's management team.  To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to four year period.

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

To accomplish this, the Company's financial reporting and accounting systems are centralized in the Company's operational headquarters in Parsippany, NJ.  The systems have been configured to perform all back office functions, including payroll, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company utilizes third-party software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its financial reporting and accounting system at some point in the future, and anticipates a comprehensive review of the system may take place during fiscal 2018. The Company has not determined when this contemplated replacement may be necessary. The Company estimates this upgrade or replacement of their financial reporting and accounting system will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

ITEM 1. BUSINESS (CONTINUED)

Engineering

The Company's Engineering segment consists of two business units – Energy Services and Aerospace Services. Energy Services provides solutions to the utility industry both power and transmission and distribution as well as industrial, chemical, commercial and oil and gas industries in the US and Canada. Aerospace Services provides engineering and technical services to the aircraft industry.

RCM provides a full range of Engineering services including Project Management Engineering & Design, Engineering Analysis, Engineer-Procure-Construct, Configuration Management, Hardware/Software Validation & Verification, Quality Assurance, Technical Writing & Publications, Manufacturing Process Planning & Improvement and 3D/BIM Integrated Design.  Engineering services are provided at the site of the client or at the Company's own facilities.

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

As of December 30, 2017, the Company assigned approximately 645 engineering and technical personnel to its customers.

Specialty Health Care

The Company's Specialty Health Care Group specializes in long-term and short-term staffing as well as executive search and placement for the following fields: rehabilitation (physical therapists, occupational therapists and speech language pathologists), nursing, managed care, allied health care, health care management, medical office support and non-medical caregivers or companions.  The Specialty Health Care Group provides services to hospitals, long-term care facilities, schools, sports medicine facilities and private practices.  Services include in-patient, outpatient, sub-acute and acute care, multilingual speech pathology, rehabilitation, and geriatric, pediatric, and adult day care. The Specialty Healthcare Group also provides Hospital Information Management System consulting services to the hospital industry. Typical engagements either range from three to six months or are on a day-to-day shift basis.

As of December 30, 2017, the Company assigned approximately 2,135 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Information Technology

The Company's IT segment is an integrated group of business units providing staff supplementation services and project solutions with physical locations in the U.S., Canada and Puerto Rico primarily supporting Financial, Technical, Manufacturing, Life Sciences and Distribution applications.  Areas of specialization in project solutions include:

•	Enterprise Infrastructure Management
•	Enterprise Integration
•	Enterprise Supply Chain
•	Enterprise Project Management
•	Enterprise HR
•	Life Sciences
•	Assessment and Remediation of Federally Regulated Life Science Equipment and Processes

The RCM Enterprise Business Solutions Group's core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and methodologies by bundling software, systems, tools and services into integrated business and technology solutions.  Invoices on projects whereby the Company sold its own proprietary software were not material for the fiscal year ended December 30, 2017.

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

As of December 30, 2017, the Company assigned approximately 245 information technology personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company's organization consists of 29 branch offices located in the United States, Canada, Puerto Rico and Serbia.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
U.S.
California	2	HC
Connecticut	2	E
Florida	1	HC
Hawaii	1	HC
Illinois	1	HC
Maryland	1	IT
Massachusetts	1	IT
Missouri	1	HC
Nevada	1	HC
New Jersey	3	E, IT
New York	3	E, HC, IT
Ohio	1	E
Pennsylvania	2	E, HC
Rhode Island	1	E
Texas	1	HC
	22

CANADA	4	E, IT

PUERTO RICO	1	E, IT

SERBIA	2	E

(1) Services provided are abbreviated as follows:
E    - Engineering
HC - Specialty Health Care
IT   - Information Technology

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

ITEM 1. BUSINESS (CONTINUED)

Branch Offices (Continued)

The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia.  Revenues for the fiscal year ended December 30, 2017 and total assets by geographic area as of December 30, 2017 are as follows ($ in thousands):

	Revenues	Total Assets
United States	$152,232	$52,634
Canada	30,084	15,419
Puerto Rico	4,043	1,891
Serbia	378	3,374
	$186,737	$73,318

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

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

The Company's larger recognizable customers include ADP, Alstom Grid, American Electric Power, Amgen, AMN Healthcare, Atlantic City Electric Company, Atrium Medical, Baltimore Gas & Electric, Bimbo Bakeries, Black and McDonald, BorgWarner, Bruce Power Limited Partnership ("Bruce Power"), Bruckner Supply Company, Chicago Public Schools, Chrysler Corporation, Con Edison, Covanta, Entergy, Cross Country, E.S. Fox Limited, Eversource Energy, Exelon Nuclear, FlightSafety International, Hamilton Sundstrand, Hawaii Department of Education, Hawaii Department of Public Safety, Hawaii State Hospital, ImClone Systems, Immucor, Johnson and Johnson, Lilly del Caribe, New York City Board of Education, New York Power Authority, Ontario Power Generation, Pfizer, Pratt and Whitney, PSE&G, Regeneron Pharmaceuticals, Remedy Partners, Right Sourcing, School District of Philadelphia, Sikorsky Aircraft, SNC Lavalin, United Health Group, United Technologies Corporation, Verizon, Vermont Yankee Nuclear Power and WE Energies.  The Company serves Fortune 1000 companies and many middle market clients.  The Company's relationships with these customers are typically formed at the customers' local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

During the fiscal year ended December 30, 2017, Sikorsky Aircraft represented 10.4% of the Company's revenues.  No other client accounted for 10% or more of total revenues during the year.   The Company's five, ten and twenty largest customers accounted for approximately 37.9%, 51.4% and 65.2%, respectively, of the Company's revenues for the fiscal year ended December 30, 2017.

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

RCM has upgraded its perimeter network and WAN architecture throughout the U.S. and Canada to a secure centralized model. The hub datacenter at its operational headquarters has been outfitted with redundant fiber circuits, and redundant firewalls, routers and switching architecture that protects against hardware failure. Access to the network is restricted for security reasons.

ITEM 1. BUSINESS (CONTINUED)

Information Systems (Continued)

The Company has enhanced its ERP hardware, Application and Operating system to accommodate its growing needs.  The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting, budgeting and consolidation reporting functionality.  The Company believes that at some point it will become necessary to upgrade or replace its financial reporting and accounting system.  The Company has not determined when this contemplated replacement may be necessary, but may undertake a comprehensive review of the system during fiscal 2018. The Company estimates this upgrade or replacement of its ERP system will cost somewhere between $1.0 million and $2.0 million. These estimates are subject to change.

The Company's internet presence is an integral part of its strategic initiative to improve visibility and contextualize its business offerings. The Company's website has been revised, making the site more interactive, with improved web analytics.

The Company uses a cloud based solution for sourcing candidates and fulfilling client requirements. The integrated solution allows RCM to track all client requirements on an enterprise level.  RCM recruiters are able to search multiple sources (e.g. job boards) to identify and match suitable candidates for an opportunity or need, and to build and maintain a proprietary database of prequalified candidates, thereby enhancing our ability to respond quickly to client demands.  Customized reporting and query capabilities allow RCM management to monitor personnel performance and client responsiveness. All data and information is accessible via a web portal.

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

The Parsippany Datacenter moved in the first quarter of fiscal 2015 to a third-party Internet Data Center ("IDC"). The IDC provides RCM with a robust data center environment with redundant HVAC, commercial power feeds, ten 2000kW diesel generator sets with five 10,000-gallon, above-ground fuel oil storage tanks to provide standby power and dry pipe fire suppression.  In addition, the IDC provides 24x7 security staffing, closed-circuit monitors, secure-card key access, biometrics scanners, man traps, and alarmed doors.

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

Workforce

As of December 30, 2017, the Company employed an administrative, sales, recruiting and management staff of approximately 220 people, including licensed engineers and certified IT specialists who, from time to time, participate in engineering design and IT projects undertaken by the Company.  As of December 30, 2017, there were approximately 645 engineering and technical personnel, 2,135 specialty health care services personnel and approximately 245 information technology personnel assigned by the Company to work on client projects or assignments for various periods.  None of the Company's employees are party to a collective bargaining agreement.

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

RCM makes available on its website or by responding free of charge to requests addressed to the Company's Corporate Secretary, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.  These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The Company's website is http://www.rcmt.com.  The information contained on the Company's website, or on other websites linked to the Company's website, is not part of this document.  Reference herein to the Company's website is an inactive text reference only.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Events Affecting Significant Customers

As disclosed in "Item 1. Business," the Company's five, ten and twenty largest customers accounted for approximately 37.9%, 51.4% and 65.2%, respectively, of revenues for the fiscal year ended December 30, 2017.  During the fiscal year ended December 30, 2017, Sikorsky Aircraft represented 10.4% of the Company's revenues; no other customer accounted for 10% or more of total revenues during the year.  The Company's customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenues through a subcontractor relationship.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company's business, financial condition and results of operations.

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company. The Company recently compelled arbitration with this customer. The total amount due from this customer is $6.9 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million. The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is collectible. Furthermore, the Company believes that this arbitration will conclude sometime in fiscal year 2018.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.
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

ITEM 1A. RISK FACTORS (CONTINUED)

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

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities"), it may adversely affect liquidity, results of operations and financial condition.  The Company's liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company's agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At December 30, 2017, the Company had $27.2 million in borrowings under the Revolving Credit Facility outstanding and $0.8 million outstanding under letters of credit.  At December 30, 2017, the Company had availability for additional borrowings under the Revolving Credit Facility of $7.0 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At December 30, 2017, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

Foreign Currency Fluctuations and Changes in Exchange Rates

The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates.  RCM's exposure to foreign currency fluctuations relates to operations in Canada and Serbia, principally conducted through its Canadian and Serbian subsidiaries.  Exchange rate fluctuations affect the U.S. dollar value of reported earnings derived from the Canadian operations as well as the carrying value of the Company's investment in the net assets related to these operations.  The Company does not engage in hedging activities with respect to foreign operations.

ITEM 1A. RISK FACTORS (CONTINUED)

Changes in Tax Laws

At any time, U.S. federal tax laws or the administrative interpretations of those laws may be changed. In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, which made widespread changes to the Internal Revenue Code, was signed into law; while the Company believes that this law generally will have a favorable effect on corporations and their shareholders, uncertainty remains regarding the full effect that this law will have on the Company and its customers, vendors, shareholders and other stakeholders. The Company also cannot predict whether, when or to what extent other new U.S. federal tax laws, regulations, interpretations or rulings will be issued. As a result, changes in U.S. federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact the Company's shareholders.

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

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico and Serbia.  For the fiscal year ended December 30, 2017, approximately 18.5% of the Company's revenues were generated outside the United States.  There are certain risks inherent in conducting business internationally including:  the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences.  To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

Litigation and Other Disputes

The Company is currently, and may in the future become, involved in legal or arbitration proceedings and claims arising from time to time in the course of its business.  An adverse outcome in any such litigation or arbitration could have an adverse impact on the consolidated financial position, consolidated results of operations and cash flows of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 30 administrative and sales offices located in the United States, Puerto Rico, Canada and Serbia.  The majority of the Company's offices typically consist of 1,000 to 15,000 square feet and are typically leased by the Company for terms of one to three years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company's executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 11,200 square feet and are leased at a rate of approximately $16.80 per square foot per annum for a term ending on June 30, 2020.

The Company's operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 16,000 square feet and are leased at a rate of approximately $21.25 per square foot per annum for a term ending on October 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $10.0 million in damages (including $9.3 million in counter claims described below) as of December 30, 2017.  As of December 30, 2017, the Company had an accrual of $0.1 million for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company. The Company recently compelled arbitration with this customer. The total amount due from this customer is $6.9 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million. The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is collectible. Furthermore, the Company believes that this arbitration will conclude sometime in fiscal year 2018.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.
The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on The NASDAQ Global Market under the Symbol "RCMT."  The following table sets forth approximate high and low sales prices for the two years in the period ended December 30, 2017 as reported by The NASDAQ Global Market:

	Common Stock
Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$6.00	$4.52
Second Quarter	$5.87	$5.03
Third Quarter	$6.70	$5.15
Fourth Quarter	$7.23	$5.80

Fiscal Year Ended December 30, 2017
First Quarter	$6.50	$4.51
Second Quarter	$5.80	$4.60
Third Quarter	$5.76	$4.91
Fourth Quarter	$7.50	$5.50

Holders

As of February 12, 2018, the approximate number of holders of record of the Company's Common Stock was 335 and the number of beneficial owners of its Common Stock is approximately 2,605.

Dividends

On December 28, 2017, the Company paid to stockholders of record on December 22, 2017 a special cash dividend of $1.00 per share of common stock.  The Company also accrued $1.00 per share on 87,034 unvested restricted share units.  All restricted share units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  Total accrued dividends as of December 30, 2017 were $87,034 to be paid from fiscal 2018 to fiscal 2020.  Dividends on any forfeited restricted share units will be forfeited.

The entire fiscal 2017 dividend was treated as return of capital.

While the Company, at this time, has no plans to issue any future dividends, any future payment of dividends will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company's capital stock without the prior consent of the majority of the Company's lenders.  Such consent was received prior to the fiscal 2017 distribution.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

Stock Repurchase by Issuer

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015. On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  For the fiscal year ended December 30, 2017, the Company repurchased 59,312 shares for an average price of $5.54 per share.  For the fiscal year ended December 31, 2016, the Company repurchased 701,114 shares for an average price of $6.07 per share for a total of $4.3 million.  As of December 30, 2017, $2.5 million approved funds remain available for future common stock repurchases.

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
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company's clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of "Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent" and therefore recognizing revenue on a "net-basis."  The Company records revenue on a "net" basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the fifty-two week period ended December 30, 2017, total gross billings, including both transit cost billings and the Company's earned fees, was $38.9 million, for which the Company recognized $26.1 million of its net fee as revenue.  During the fifty-two week period ended December 31, 2016, total gross billings, including both transit cost billings and the Company's earned fees, was $49.7 million, for which the Company recognized $27.3 million of its net fee as revenue.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $3.0 million and related transit accounts payable was $4.7 million, a net payable of $1.7 million, as of December 30, 2017.

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
RESULTS OF OPERATIONS (CONTINUED)

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 "Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment" ("ASC Topic 350"). The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has three reporting units.  The Company uses a market-based approach to determine the fair value of the reporting units.  This approach uses earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units. The Company adopted Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" effective December 30, 2017 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

As of December 30, 2017, the carrying amount of our Information Technology reporting unit exceeded its fair value; therefore, the Company recorded a goodwill impairment charge of $3.5 million in the fiscal year ended December 30, 2017.  This charge is recognized as "Goodwill Impairment" on our Consolidated Statements of Income. The remaining goodwill balance as of December 30, 2017 for the Information Technology segment was approximately $2.0 million. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.  The Company did not record a goodwill impairment charge in the fiscal year ended December 31, 2016.

During all periods presented, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists for both its Engineering and Specialty Healthcare Segments.  There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in impairment charges for both its Engineering and Specialty Healthcare segments.

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
RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of December 30, 2017, the Company had a net domestic long term deferred tax net asset of $2.2 million and a foreign long-term deferred tax net liability of $0.4 million.   The domestic long term deferred tax net asset includes $3.2 million in deferred assets offset by $1.0 million in deferred tax liabilities. The deferred tax assets consist of a net operating loss carryforward of $2.5 million, and various deferred expense accruals and reserves of $0.7 million. The deferred tax liabilities consist of prepaid expenses of $0.5 million, advance depreciation deductions of $0.3 million and acquisition amortization of $0.2 million.  Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company's federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011, 2012, 2013 and 2015.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2011.  The Company is no longer subject to audit in Canada for the tax years prior to tax year 2013.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2007.

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

There were no changes to unrecognized tax benefits during both fifty-two week periods presented.

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
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 30, 2017 Compared to Fiscal Year Ended December 31, 2016

A summary of operating results for the fifty-two week periods ended December 30, 2017 and December 31, 2016 is as follows (in thousands):

	Fiscal Years Ended
	December 30, 2017		December 31, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$186,737	100.0	$176,448	100.0
Cost of services	138,350	74.1	129,418	73.4
Gross profit	48,387	25.9	47,030	26.6

Selling, general and administrative	40,385	21.6	40,063	22.7
Legal, office closures and other charges	1,447	0.8	1,283	0.7
Tax credit professional fees	259	0.1	-	0.0
Change in contingent consideration	781	0.4	285	0.1
Goodwill impairment	3,478	1.9	-	0.0
Depreciation and amortization	1,757	1.0	1,569	0.9
Operating costs and expenses	48,107	25.8	43,200	24.4

Operating income	280	0.1	3,830	2.2
Other expense, net and foreign currency transactions	(525)	(0.2)	(528)	(0.3)

(Loss) income before income taxes	(245)	(0.1)	3,302	1.9
Income tax (benefit) expense	(2,255)	(1.2)	1,544	0.9

Net income	$2,010	1.1	$1,758	1.0

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal years ended December 30, 2017 (fiscal 2017) and December 31, 2016 (fiscal 2016) consisted of fifty-two weeks each.

Revenues.  Revenues increased 5.8%, or $10.3 million, for the fifty-two week period ended December 30, 2017 as compared to the fifty-two week period ended December 31, 2016 (the "comparable prior year period").  Revenues increased $8.9 million in the Engineering segment, increased $11.5 million in the Specialty Health Care segment and decreased $10.1 million in the Information Technology segment.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the fifty-two week period ended December 30, 2017, the Company generated total revenues from its Canadian clients of $30.1 million in U.S. dollars at an Exchange Rate of 77.2% as compared to $24.4 million in U.S. dollars at an Exchange Rate of 75.5% for the prior year comparable period.

The Company has an office in San Juan, Puerto Rico. Due largely to the impact of Hurricane Maria, the Company estimates that it lost revenues of approximately $0.3 million from September through December 2017. The lost revenues in Puerto Rico did not have a material impact to consolidated operating income for the fifty-two weeks ended December 30, 2017. The Company believes that, for at least the next several quarters, San Juan revenues and gross profit will be continue to be impacted.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 30, 2017 Compared to Fiscal Year Ended December 31, 2016

Cost of Services and Gross Profit.  Cost of services increased 6.9%, or $8.9 million, for the fifty-two week period ended December 30, 2017 as compared to the comparable prior year period. Cost of services as a percentage of revenues for the fifty-two week periods ended December 30, 2017 and December 31, 2016 was 74.1% and 73.4%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses increased to $40.4 million for the fifty-two week period ended December 30, 2017 as compared to $40.1 million for the comparable prior year period.  As a percentage of revenues, SGA expenses were 21.6% for the fifty-two week period ended December 30, 2017 and 22.7% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Legal, Office Closures and Other Charges. The Company experienced $1.4 million in legal, office closures and other charges for the fifty-two week period ended December 30, 2017, up slightly from $1.3 million in the comparable prior year period.  Fiscal year 2017 charges included costs relating to closure of the Purchase, NY engineering office and Edina, MN Information Technology office, totaling approximately $0.8 million; severance to a senior executive of approximately $0.3 million; legal fees associated with the PSR acquisition of approximately $0.2 million; and other legal related and miscellaneous charges of approximately $0.1 million. Fiscal year 2016 charges included a settled wage and hour class action lawsuit in December 2016 with total expenses of $0.7 million, including professional fees. The balance is primarily related to facilities consolidation charges associated with the closure of the Company's Grand Rapids, MI office.

Tax Credit Professional Fees. The Company incurred $0.3 million in professional fees related to certain tax credits in the United States and Canada and, to a lesser extent, Puerto Rico, during the fifty-two week period ended December 30, 2017. The Company recognized $0.6 million in tax benefits associated with these consulting fees in fiscal 2017.

Changes in Contingent Consideration. The Company incurred charges of $0.8 million for increases to contingent consideration for the fifty-two week period ended December 30, 2017.  The increase can be principally attributed to the PCI acquisition.  Since the PCI acquisition was for stock in Canada the increase in purchase price is not tax deductible and is treated as a permanent difference. There was no change to contingent consideration for the comparable prior year period.

Goodwill Impairment. For the fifty-two week period ended December 30, 2017, the Company determined that it incurred an impairment of goodwill of $3.5 million in its Information Technology segment. There was no charge for goodwill impairment for the comparable prior year period.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's loan agreement, net of interest income and gains and losses on foreign currency transactions.  There were no material changes to other expense, net for the fifty-two week period ended December 30, 2017 as compared to the prior comparable period.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 30, 2017 Compared to Fiscal Year Ended December 31, 2016 (Continued)

Income Tax Expense.  The Company recognized $2.4 million of income tax benefit for the fifty-two week period ended December 30, 2017 and $1.5 million of income tax expense for the comparable prior year period.  In the current and prior year periods, the relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the current period was 920.4% as compared to 46.8% for the comparable prior year period. Because of several unusual and large components, especially relative to the Company's small consolidated pretax loss in dollars, the Company does not consider its current year effective tax rate of 920.4% to be meaningful in and of itself. In order to provide context for the consolidated effective income tax rate for fiscal 2017, the material components of the fiscal 2017 tax provision must be considered. For fiscal 2017, the Company experienced the following material and unusual impacts to its tax provision: 1) state and Puerto Rico income tax benefit of $248; 2) a USA 179D and Canadian research and development tax credits of $603; 3) several permanent differences generating income tax expense of $458; 4) a worthless stock deduction for a subsidiary purchased in fiscal 1996 that was closed in fiscal 2017 which generated an income tax benefit of $2.9 million; 5) foreign tax benefit, primarily from Canada, of $369; and 5) as a result of the federal tax rate change in fiscal 2018 to 21%, an increase to income tax expense of $1.0 million from a reduction in deferred tax assets, net of deferred tax liabilities and $0.2 million related to transition repatriation taxes.  The Company's fiscal 2016 effective tax rate of 46.8% was unusually high due to the following reasons: 1) a small pretax loss in the Company's Canadian operations; and 2) normal permanent differences and fixed tax rates in Puerto Rico as both items were spread over a low base of pretax income in the United States.

Segment Discussion
Engineering
Engineering revenues of $82.7 million for the fifty-two week period ended December 30, 2017 increased 12.1%, or $8.9 million, as compared to the comparable prior year period.  The increase was primarily due to increases in revenues of $5.1 million from the Company's Energy Services Group, $3.2 million from the Company's Canadian Power Systems Engineering Group and $0.6 million from the Company's Aerospace Engineering Group.  Gross profit increased 13.9%, or $2.7 million, as compared to the comparable prior year period. Gross profit increased due to the increase in revenues and an increase in gross margin to 27.1% for the current period as compared to 26.6% for the comparable prior year period. The gross margin increase was primarily due to more favorable utilization of billable consultants on fixed price contracts as the Company naturally experiences variability in utilization from quarter to quarter. The Engineering segment operating income was $4.3 million for the fifty-two week period ended December 30, 2017 as compared to $3.1 million for the comparable prior year period. The improvement in operating income was primarily driven by the increase in gross profit and was offset by an increase in SGA expense of $0.9 million and an increase in contingent consideration of $0.5 million. The increase in SGA expense was primarily due to a higher allocation of corporate-generated SGA expense and also increased investment in selling costs.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 30, 2017 Compared to Fiscal Year Ended December 31, 2016 (Continued)
Segment Discussion (See Note 14 to the Consolidated Financial Statements)
Specialty Health Care
Specialty Health Care revenues of $71.3 million for the fifty-two week period ended December 30, 2017 increased 19.3%, or $11.5 million, as compared to the comparable prior year period.  The primary drivers of the increase in the revenues for the Specialty Health Care segment were increases of $5.7 million from the New York City Office, $3.1 million from the Honolulu office, $1.9 million from the Chicago office, $0.9 million from the HIM group and $0.5 million from the travel nursing staffing group and, partially offset by a decrease in revenue of $0.6 million from the permanent placement groups.  The primary reason for revenue increases in New York City and Hawaii were incremental additions of paraprofessionals billed on school contracts.  The Specialty Health Care segment's gross profit increased by 11.6%, or $1.8 million, to $17.5 million for the fifty-two week period ended December 30, 2017 as compared to $15.7 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenues, offset by lower gross profit margin. The Specialty Health Care segment's gross profit margin for the fifty-two week period ended December 30, 2017 decreased to 24.6% as compared to 26.2% for the comparable prior year period. The decrease in gross profit margin was primarily driven by the decrease in high gross profit margin permanent placement revenues and decreases in gross profit margin from the travel nursing staffing group, generally due to market factors including increased competition and constrained labor.  Specialty Health Care experienced operating income of $1.3 million for the fifty-two week period ended December 30, 2017 as compared to $1.5 million for the comparable prior year period. The primary reason for the decrease in operating income was an increase in SGA expense, partially offset by the increase in gross profit.  SGA expense increased by $1.9 million, primarily due to the need to increase SGA infrastructure expense in order to support the increased activity levels associated with higher revenues in the current period and anticipated, continued increased activity for the Company's fiscal 2018 and a higher allocation of corporate-generated SGA expense.

Information Technology
Information Technology revenues of $32.7 million for the fifty-two week period ended December 30, 2017 decreased 23.7%, or $10.1 million, as compared to $42.8 million for the comparable prior year period.  The decrease was primarily from reductions in project revenues from several large clients that were not replaced.  Gross profit of $8.5 million for the fifty-two week period ended December 30, 2017 decreased 27.3%, or $3.2 million, as compared to $11.7 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenues and a decrease in gross profit margin. The Information Technology gross profit margin for the fifty-two week period ended December 30, 2017 was 26.0% as compared to 27.3% for the comparable prior year period.  Gross profit margin decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing-oriented revenues.   The Information Technology segment experienced an operating loss of $3.7 million for the fifty-two week period ended December 30, 2017 as compared to operating income of $0.5 million for the comparable prior year period.  The decrease in operating income was primarily due to the goodwill impairment expense of $3.5 million and also a decrease in gross profit, partially offset by a decrease in SGA expense.  SGA expense of $8.5 million for the fifty-two week period ended December 30, 2017 decreased $2.4 million as compared to $10.9 million in the comparable prior year period. The decrease in SGA expense was primarily due to lower selling costs associated with lower gross profit, a focus on reducing SGA expense and also a lower allocation of corporate SGA expense.
The Company has an office in San Juan, Puerto Rico. Due largely to the impact of Hurricane Maria, the Company estimates that it lost revenues of approximately $0.3 million from September through December 2017. The lost revenues in Puerto Rico did not have a material impact to consolidated operating income for the fifty-two weeks ended December 30, 2017. The Company believes that, for at least the next several quarters, San Juan revenues will be continue to be impacted. In order to retain key consulting resources, the Company may need to pay full-time compensation to certain individuals who will not be billable to clients on a full-time basis (i.e. "bench time"). This bench time may materially impact the contribution operating income of the Information Technology segment.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 30, 2017 Compared to Fiscal Year Ended December 31, 2016 (Continued)
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

The following unaudited table presents the Company's GAAP Net Income measure and the corresponding adjustments used to calculate "EBITDA" and "Adjusted EBITDA" for the fifty-two weeks ended December 30, 2017 and December 31, 2016.

	Fifty-Two Week Periods Ended
	December 30, 2017	December 31, 2016
GAAP net income	$2,010	$1,758
Income tax (benefit) expense	(2,255)	1,544
Interest expense	590	539
Depreciation and amortization	1,757	1,569
EBITDA (non-GAAP)	$2,102	$5,410

Adjustments
Legal, office closures and other charges	1,447	1,283
Tax credit professional fees	259	-
Change in contingent consideration	781	285
Goodwill impairment	3,478	-
Gain on foreign currency transactions	(65)	(11)
Adjusted EBITDA (non-GAAP)	$8,002	$6,967

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows
($ in thousands):

	Fiscal Years Ended
	December 30, 2017	December 31, 2016
Cash provided by (used in):
Operating activities	$5,071	$11,635
Investing activities	($1,803)	($831)
Financing activities	($826)	($11,556)

Operating Activities

Operating activities provided $5.1 million of cash for the fifty-two week period ended December 30, 2017 as compared to $11.6 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the fifty-two week period ended December 30, 2017 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the fifty-two week period ended December 30, 2017 was $2.0 million as compared to $1.8 million for the comparable prior year period.  An increase in accounts receivables in the fifty-two week period ended December 30, 2017 used $0.5 million of cash as compared to providing $5.4 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the fifty-two week period ended December 30, 2017 to increased revenues in the fourth quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016, offset by improved collections, across all three of the Company's business segments.

The Company's transit accounts payable generally exceeds the Company's transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $1.7 million and $2.5 million as of December 30, 2017 and December 31, 2016, respectively, so the cash impact during the fifty-two week period ended December 30, 2017 used $0.8 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $2.5 million and $1.5 million as of December 31, 2016 as of January 2, 2016, respectively, so the cash impact during the fifty-two week period ended December 31, 2016 provided $1.0 million in cash.

Prepaid expenses and other current assets used $0.3 million in cash for the fifty-two week period ended December 30, 2017 as compared to providing $1.2 million in the comparable prior year period.  The Company attributes these changes to general timing of payments in the normal course of business.

Accounts payable and accrued expenses used $0.3 million of cash for both the fifty-two week period ended December 30, 2017 and the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

An increase in accrued payroll and related costs for the fifty-two week period ended December 30, 2017 provided $0.5 million in cash as compared to using $1.5 million for the comparable prior year period.  There are three primary factors that impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company's largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its employees every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company's senior management participate in annual incentive plans and while progress advances are often made during the fiscal year these accrued bonus balances to the extent they are projected to be achieved generally accumulate throughout the year.  The Company's last major payroll for the fifty-two week period ended December 30, 2017 was paid on December 22, 2017.  The Company primarily attributes the increase in accrued payroll and related costs as of December 30, 2017 as compared to December 31, 2016 to fewer advanced payments made to senior managers under incentive compensation plans during fiscal 2017 as compared to fiscal 2016.

Investing Activities

Investing activities used cash of $1.8 million for the fifty-two week period ended December 30, 2017 as compared to $0.8 million for the comparable prior year period.  The primary difference in the two periods presented is from the PSR acquisition which used $1.0 million in cash at closing.

Financing Activities

Financing activities used $0.8 million of cash for the fifty-two week period ended December 30, 2017 as compared to $11.6 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $13.0 million during the fifty-two week period ended December 30, 2017 as compared to net repayments of $6.7 million in the comparable prior year period.  The primary reason for borrowing during fiscal 2017 was to pay a special dividend totaling $12.2 million. The Company also used $0.4 million and $4.3 million to repurchase common stock during the fifty-two week period ended December 30, 2017 and comparable prior year period, respectively.  The reason for the large difference is that Company believes that issuing a special dividend was a better use of capital in the current fiscal year than repurchasing stock. The Company also used $1.7 million and $1.0 million to pay contingent consideration for the current and prior year periods, respectively.  The Company generated cash of $0.4 million from sales of shares from its equity plans for the current and prior year periods.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania which provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Ninth Amendment entered into on December 8, 2017 when the Company was granted waivers that expressly allows a cash dividend of up to $12.4 million and waives certain expenses from the Company's loan covenant calculations, including $1.3 million of certain expenses related legal costs, office closures and other expenses in fiscal 2017, up to $1.0 million consulting expenses for analyzing tax credits for research and development costs and 179D energy savings tax credits on a rolling four quarter basis and up to $4.6 million for goodwill impairment.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the fiscal year ended December 30, 2017 was 2.7%.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company's ability to borrow in order to pay dividends unless expressly permitted.  The Company did get permission from Citizens Bank to pay its dividend in 2017.  As of December 30, 2017, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of December 30, 2017 and December 31, 2016 were $27.3 million and $14.3 million, respectively.  At December 30, 2017 and December 31, 2016, there were letters of credit outstanding for $0.8 million.  At December 30, 2017, the Company had availability for additional borrowings under the Revolving Credit Facility of $6.9 million.

Dividends

On December 28, 2017, the Company paid to stockholders of record on December 22, 2017 a special cash dividend of $1.00 per share of common stock.  The Company also accrued $1.00 per share on 87,034 unvested restricted share units.  All restricted share units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  Total accrued dividends as of December 30, 2017 were $87,034 to be paid from fiscal 2018 to fiscal 2020.  Dividends on any forfeited restricted share units will be forfeited.

While the Company, at this time, has no plans to issue any future dividends, any future payment of dividends will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company's capital stock without the prior consent of the majority of the Company's lenders.  Such consent was received prior to the fiscal 2017 distribution.

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

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)
The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company. The Company recently compelled arbitration with this customer. The total amount due from this customer is $6.9 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million. The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is collectible. Furthermore, the Company believes that this arbitration will conclude sometime in fiscal year 2018.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.
The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system.  The Company has not determined when this contemplated replacement may be necessary, but may undertake a comprehensive review of the system during fiscal 2018.  The Company estimates this upgrade or replacement of their financial reporting and accounting system will cost between $1.0 million and $2.0 million.  These estimates are subject to material change.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2022.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2018	$3,036
2019	1,695
2020	1,056
2021	516
2022	304
Total	$6,607

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of December 30, 2017, the Company had six active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); 4) effective December 31, 2016, the Company acquired certain assets of Allied Health Professionals, LLC ("AHP"); 5) effective April 16, 2017 the Company acquired certain assets of R.A.F. Services, Inc. ("RAF") and 6) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) ("PSR"). The Company estimates future contingent payments at December 30, 2017 as follows:

Fiscal Year	Total
December 29, 2018	$741
December 28, 2019	625
January 2, 2021	725
Estimated future contingent consideration payments	$2,091

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at cumulative maximum of $4.1.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of December 30, 2017.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

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

Under the terms of the Executive Severance Agreements, if a Change in Control occurs and (a) the executive experiences a Termination Related to a Change in Control on account of (i) an involuntary termination by the Company for any reason other than Cause, death, or Disability, (ii) an involuntary termination by the Company within a specified period of time following a Change in Control (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) on account of Disability or death, or (iii) a resignation by the executive with Good Reason; or (b) a resignation by the executive, with or without Good Reason, which results in a termination date that is the last day of the specified period (i.e., twelve months for Mr. Campanelli and three months for Mr. Miller) following a Change in Control, then the executive will receive the following severance payments: (1) a lump sum payment equal to two times the sum of the executive's (a) Annual Base Salary and (b) Bonus; and (2) a lump sum payment equal to twenty-four multiplied by the monthly COBRA premium cost, as in effect immediately prior to the executive's termination date, for the executive to continue medical, dental and vision coverage, as applicable, in such Company plans for himself and, if applicable, his spouse and eligible dependents.  Upon the occurrence of a Change in Control, the Company shall establish an irrevocable rabbi trust and contribute to the rabbi trust the applicable amounts due under the Executive Severance Agreements.

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
RESULTS OF OPERATIONS (CONTINUED)

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," which further clarifies the implementation guidance on principal versus agent considerations," and in April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing," an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients," which includes amendments for enhanced clarification of the guidance.  In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which continues the FASB's ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended application of guidance. From the results of the preliminary review, the Company believes the impact of adopting the updated standard will not have a material impact on the Company.  Over 90% of the Company's revenues are generated through time and material invoicing.  The clients are invoiced after the hours have been worked and/or the material has been delivered and accepted.  The remaining revenue relates to long term projects.  The Company recognizes revenue on these projects using the percentage of completion method.  The Company reviewed the five-step process for revenue recognition and believes its timing and amount of recognizing revenue on these long term projects would not materially change upon adoption due to the value provided to the customer during the project.  However, the Company will include additional disclosure under the new guidance.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  Additionally, In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718).  ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. The Company adopted ASU 2016-09 in its fiscal 2017 first quarter.  It did not have a material impact.  ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017.  Early adoption is permitted.  The Company will adopt ASU 2017-10 in its consolidated financial statements in the first quarter of fiscal 2018.  It is not expected to have a material impact.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other" (Topic 350). The objective of Phase 1 of the project, which resulted in this Update, is to simplify the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.  Early adoption is permitted.   The Company adopted this standard effective December 30, 2017.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") directing taxpayers to consider the impact of the Tax Act as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the Company's estimates due to, among other things, changes in interpretations of the Tax Act, further legislation related to the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the Company has utilized to calculate the impacts of the Tax Act. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company currently anticipates finalizing any resulting adjustments by the end of our next fiscal year ending December 29, 2018.  The Company, based on current knowledge, did estimate the impact of SAB 118 on its income tax provision for the fifty-two week period ended December 30, 2017.  The total impact was an increase to its current year tax expense of $1.2 million, including $1.0 million for a reduction in deferred tax benefit and $0.2 million related to transition repatriation taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of December 30, 2017, the Company's investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company's variable-rate line of credit balances during the fiscal year ended December 30, 2017, if the interest rate on the Company's variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company's interest expense on an annualized basis would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2017 based upon criteria in Internal Control-Integrated Framework issued and updated in fiscal 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that the company's internal control over financial reporting was effective as of December 30, 2017, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2018 Proxy Statement and is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company's shareholders and that have not been approved by the Company's shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	487,034(1)	N/A(1)	332,232
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	487,034	N/A	332,232

(1)  Includes time-based stock units of 87,034 and performance based restricted stock units of 400,000, none of which have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See "Index to Financial Statements and Schedules" on F-1.

3. See Item (b) below.

(b)	Exhibits

		(3)(a)	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

(10)(o)
Amendment, dated as of July 21, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders; incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on February 27, 2014 (the "2013 10-K").

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

	*	(10)(v)	Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Rocco Campanelli dated December 26, 2017. (Filed herewith)

	*	(10)(w)
Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 27, 2012; incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 27, 2012, filed with the Securities and Exchange Commission on December 28, 2012.

	*	(10)(x)	Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 26, 2017. (Filed herewith)

	*	(10)(y)	Settlement Agreement, dated January 23, 2014 between RCM Technologies, Inc. and the stockholders of the Company named therein; incorporated by reference to Exhibit 99.1 to the January 2014 8-K.

	*	(10)(z)	Separation Agreement, dated January 23, 2014, between RCM Technologies, Inc. and Leon Kopyt; incorporated by reference to Exhibit 99.2 to the January 2014 8-K.

	*	(10)(aa)
RCM Technologies, Inc. Amended and Restated 2014 Omnibus Equity Compensation Plan; incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting filed with the Securities and Exchange Commission on October 28, 2016.

	*	(10)(bb)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the December 2014 8-K.

	*	10(cc)
RCM Technologies, Inc. Change in Control Plan for Selected Executive Management (filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015, and incorporated herein by reference).

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	10(dd)
Amendment 2015-3 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement for the 2015 Annual Meeting filed with the Securities and Exchange Commission on October 30, 2015.

10(ee)
Fifth Amendment to Second Amended and Restated Amendment, dated as of December 14, 2015, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 10(cc) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 2, 2016.

10(ff)
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

10(gg)
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

10(hh)
Eighth Amendment to Second Amended and Restated Amendment, dated as of November 6, 2017, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2017.

10(ii)
Ninth Amendment to Second Amended and Restated Amendment, dated as of December 12, 2017, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017.

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

RCM Technologies, Inc.

Date: March 7, 2018	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date: March 7, 2018	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2018	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2018	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 7, 2018	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Chairman and Director

Date: March 7, 2018	By:	/s/ Roger H. Ballou
Roger H. Ballou
Director

Date: March 7, 2018	By:	/s/ Maier O. Fein
Maier O. Fein
Director

Date: March 7, 2018	By:	/s/ Leon Kopyt
Leon Kopyt
Founder and Chairman Emeritus

Date: March 7, 2018	By:	/s/ Richard D. Machon
Richard D. Machon
Director

Date: March 7, 2018	By:	/s/ S. Gary Snodgrass
S. Gary Snodgrass
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 30, 2017 and December 31, 2016 (Amounts in thousands, except share and per share amounts, unless otherwise indicated)

	December 30,	December 31,
	2017	2016

Current assets:
Cash and cash equivalents	$2,851	$279
Accounts receivable, net	46,080	45,170
Transit accounts receivable	3,002	4,295
Prepaid expenses and other current assets	3,706	3,327
Total current assets	55,639	53,071

Property and equipment, net	3,446	4,052

Other assets:
Deposits	215	212
Goodwill	11,685	12,325
Intangible assets, net	105	171
Deferred tax assets, net, domestic	2,189	-
Total other assets	14,194	12,708

Total assets	$73,279	$69,831

Current liabilities:
Accounts payable and accrued expenses	$8,634	$8,154
Transit accounts payable	4,661	6,776
Accrued payroll and related costs	7,780	7,185
Income taxes payable	372	537
Liability for contingent consideration from acquisitions	741	1,061
Total current liabilities	22,188	23,713

Deferred tax liability, domestic	-	148
Deferred tax liability, foreign	431	234
Liability for contingent consideration from acquisitions	1,350	170
Borrowings under line of credit	27,279	14,311
Total liabilities	51,248	38,576

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
15,017,522 shares issued and 12,194,350 shares outstanding at December 30, 2017 and 14,716,940 shares issued and 11,953,080 shares outstanding at December 31, 2016	751	736
Additional paid-in capital	104,540	115,607
Accumulated other comprehensive loss	(2,395)	(2,578)
Accumulated deficit	(65,878)	(67,888)
Treasury stock (2,823,172 shares at December 30, 2017 and 2,763,860 shares at December 31, 2016) at cost	(14,987)	(14,622)
Stockholders' equity	22,031	31,255

Total liabilities and stockholders' equity	$73,279	$69,831

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended December 30, 2017 and December 31, 2016
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	December 30, 2017	December 31, 2016

Revenues	$186,737	$176,448
Cost of services	138,350	129,418
Gross profit	48,387	47,030

Operating costs and expenses
Selling, general and administrative	40,385	40,063
Depreciation and amortization	1,757	1,569
Legal, office closures and other charges	1,447	1,283
Tax credit professional fees	259	-
Change in contingent consideration	781	285
Goodwill impairment	3,478	-
Operating costs and expenses	48,107	43,200

Operating income	280	3,830

Other (expense) income
Interest expense and other, net	(590)	(539)
Gain on foreign currency transactions	65	11
Other expense	(525)	(528)

(Loss) income before income taxes	(245)	3,302
Income tax (benefit) expense	(2,255)	1,544

Net income	$2,010	$1,758

Basic and diluted net income per share	$0.17	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Fiscal Years Ended December 30, 2017 and December 31, 2016 (Dollars in thousands unless otherwise indicated)

	December 30,	December 31,
	2017	2016

Net income	$2,010	$1,758
Other comprehensive income	183	267
Total comprehensive income	$2,193	$2,025

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Amounts in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 2, 2016	14,559,381	$728	$114,331	($2,845)	($69,646)	2,062,746	($10,365)	$32,203

Issuance of stock under employee stock purchase plan	81,225	4	364	-	-	-	-	368
Translation adjustment	-	-	-	267	-	-	-	267
Issuance of stock upon exercise of stock options	2,500	-	15	-	-	-	-	15
Issuance of stock upon vesting of restricted share units	73,834	4	(4)	-	-	-	-	-
Share based compensation expense	-	-	901	-	-	-	-	901
Common stock repurchase	-	-	-	-	-	701,114	(4,257)	(4,257)
Net income	-	-	-	-	1,758	-	-	1,758

Balance, December 31, 2016	14,716,940	$736	$115,607	($2,578)	($67,888)	2,763,860	($14,622)	$31,255

Issuance of stock under employee stock purchase plan	90,931	4	390	-				394
Translation adjustment	-	-	-	183	-	-	-	183
Issuance of stock upon exercise of stock options	11,917	1	64	-	-	-	-	65
Issuance of stock upon vesting of restricted share units	197,734	10	(10)	-	-	-	-	-
Share based compensation expense	-	-	770	-	-	-	-	770
Common stock repurchase	-	-	-	-	-	59,312	(365)	(365)
Dividends to stockholders	-	-	(12,194)	-	-	-	-	(12,194)
Dividends accrued	-	-	(87)	-	-	-	-	(87)
Net income	-	-	-	-	2,010	-	-	2,010

Balance, December 30, 2017	15,017,522	$751	$104,540	($2,395)	($65,878)	2,823,172	($14,987)	$22,031

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended December 30, 2017 and December 31, 2016 (Dollars in thousands unless otherwise indicated)

	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$2,010	$1,758

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,757	1,569
Increase in contingent consideration	781	285
Goodwill impairment	3,478	-
Share-based compensation expense	770	901
Provision for losses on accounts receivable	210	616
Deferred income tax (benefit) expense	(2,336)	463
Changes in assets and liabilities:
Accounts receivable	(459)	5,427
Transit accounts receivable	1,330	3,220
Prepaid expenses and other current assets	(293)	1,228
Accounts payable and accrued expenses	(318)	(290)
Transit accounts payable	(2,160)	(2,254)
Accrued payroll and related costs	483	(1,473)
Income taxes payable	(182)	185
Total adjustments	3,061	9,877
Net cash provided by operating activities	5,071	11,635

Cash flows from investing activities:
Property and equipment acquired	(1,040)	(846)
Decrease in deposits	-	15
Cash payments for business acquired, net of cash acquired	(763)	-
Net cash used in investing activities	(1,803)	(831)

Cash flows from financing activities:
Borrowings under line of credit	92,918	83,605
Repayments on line of credit	(79,950)	(90,294)
Sale of stock for employee stock purchase plan	394	368
Exercise of stock options	65	15
Common stock repurchases	(365)	(4,257)
Dividends paid to shareholders	(12,194)	-
Contingent consideration paid	(1,694)	(993)
Net cash used in financing activities	(826)	(11,556)
Effect of exchange rate changes on cash and cash equivalents	130	46
Increase (decrease) in cash and cash equivalents	2,572	(706)
Cash and cash equivalents at beginning of period	279	985

Cash and cash equivalents at end of period	$2,851	$279

Supplemental cash flow information:
Cash paid for:
Interest	$500	$464
Income taxes	$522	$927
Non-cash investing activities:
Non-cash consideration for business acquisitions	$1,896	$695
Non-cash financing activities:
Dividend declared but unpaid on unvested restricted share units	$87	$ -
Vesting of restricted share units	$1,294	$473

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation.  These reclassifications had no effect on the reported results or operations.

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company's cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances may exceed federally insured amounts.  The Company held $0.1 million of cash and cash equivalents in Canadian banks as of December 30, 2017 and December 31, 2016, which was held principally in Canadian dollars.

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
Fiscal Years Ended December 30, 2017 and December 31, 2016
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

The transit accounts receivable was $3.0 million and related transit accounts payable was $4.7 million, for a net liability of $1.7 million, as of December 30, 2017.  The transit accounts receivable was $4.3 million and related transit accounts payable was $6.8 million, for a net liability of $2.5 million, as of December 31, 2016.

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
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

The Company's intangible assets have been generated through acquisitions.  The Company maintains responsibility for valuing and determining the useful life of intangible assets.  As a general rule, the Company amortizes restricted covenants over four years and customer relationships over six years.  However, circumstances may dictate other amortization terms as determined by the Company and assisted by their third party advisors.

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

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 "Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment" ("ASC Topic 350"). The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has three reporting units.  The Company uses a market-based approach to determine the fair value of the reporting units.  This approach uses earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units. The Company adopted Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" effective December 30, 2017 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

As of December 30, 2017, the carrying amount of our Information Technology reporting unit exceeded its fair value; therefore, the Company recorded a goodwill impairment charge of $3.5 million in the fiscal year ended December 30, 2017.  This charge is recognized as "Goodwill Impairment" on our Consolidated Statements of Income. The remaining goodwill balance as of December 30, 2017 in the Information Technology segment was approximately $2.0 million. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.  The Company did not record a goodwill impairment charge in the fiscal year ended December 31, 2016.

During all periods presented, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists for both its Engineering and Specialty Healthcare Segments.  There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in impairment charges for both its Engineering and Specialty Healthcare segments.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
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

Software

In accordance with "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended December 30, 2017 and December 31, 2016, the Company capitalized approximately $594 and $434, respectively, for software costs.  The net balance after accumulated depreciation for all software costs capitalized as of December 30, 2017 and December 31, 2016 was $1,841 and $2,018, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings.  These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance.  The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years' taxable income.  In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.  The Company did not have any valuation allowance as of December 30, 2017 or December 31, 2016.

The Company accounts for income taxes in accordance with "Accounting for Income Taxes" which requires an asset and liability approach of accounting for income taxes.  "Accounting for Income Taxes" requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Tax Cuts and Jobs Act, which was enacted in December 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from up to 35% to 21%, beginning in 2018. The Company measures its deferred tax assets and liabilities using the tax rates that the Company believes will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, the Company remeasured its deferred tax assets and deferred tax liabilities to reflect the reduction in the U.S. corporate income tax rate, resulting in a $1.0 million decrease in the Company's income tax benefit (or increase in income tax expense) for the fiscal year ended December 30, 2017. The Company and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.  The Company also files tax returns in Canada and Serbia.

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
Fiscal Years Ended December 30, 2017 and December 31, 2016
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
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Transit Receivables and Transit Payables
From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company's clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of "Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent" and therefore recognizing revenue on a "net-basis."  The Company records revenue on a "net" basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the fifty-two week period ended December 30, 2017, total gross billings, including both transit cost billings and the Company's earned fees, was $38.9 million, for which the Company recognized $26.1 million of its net fee as revenue.  During the fifty-two week period ended December 31, 2016, total gross billings, including both transit cost billings and the Company's earned fees, was $49.7 million, for which the Company recognized $27.3 million of its net fee as revenue.  The net fee revenue from these agreements represented 14.0% of the Company's total revenues for the fifty-two week period ended December 30, 2017 as compared to 15.5% for the comparable prior year period.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received.  Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days.  The Company typically does not pay a given transit account payable until the related transit account receivable is collected.  The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $3.0 million and related transit accounts payable was $4.7 million, a net payable of $1.7 million, as of December 30, 2017.  The transit accounts receivable was $4.3 million and related transit accounts payable was $6.8 million, a net payable of $2.5 million, as of December 31, 2016.

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company's historical experience, is recorded in the financial statements.  Permanent placement revenues were $2.6 million and $3.6 million for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration

During the fiscal year ended December 30, 2017, Sikorsky Aircraft represented 10.4% of the Company's revenues.  No other client accounted for 10% or more of total revenues during the year.  As of December 30, 2017 the following clients represented more than 10.0% of the Company's accounts receivable, net: New York City Board of Education was 14.9% and New York Power Authority was 11.9%.  As of December 30, 2017, New York Power Authority total accounts receivable balance (including transit accounts receivable) was 14.0% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company's accounts receivable, net or total accounts receivable balance (including transit accounts receivable). The Company's five, ten and twenty largest customers accounted for approximately 37.9%, 51.4% and 65.2%, respectively, of the Company's revenues for the fiscal year ended December 30, 2017.

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

Foreign Currency Translation

The functional currency of the Company's Canadian and Serbian subsidiaries is the local currency.  Assets and liabilities are translated at period-end exchange rates.  Income and expense items are translated at weighted average rates of exchange prevailing during the year.  Any translation adjustments are included in the accumulated other comprehensive income account in stockholders' equity.  Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign exchange transaction gains and losses are included in the results of operations.

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
Fiscal Years Ended December 30, 2017 and December 31, 2016
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

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $700 and $643 for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

2.	FISCAL YEAR

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both of the fiscal years ended December 30, 2017 (fiscal 2017) and December 31, 2016 (fiscal 2016) were 52-week reporting years.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
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

4.	ACCOUNTS RECEIVABLE, TRANSIT ACCOUNTS RECEIVABLE AND TRANSIT ACCOUNTS PAYABLE

The Company's accounts receivable are comprised as follows:

	December 30, 2017	December 31, 2016
Billed	$31,448	$34,463
Accrued and unbilled	10,573	6,894
Work-in-progress	5,026	5,215
Allowance for sales discounts and doubtful accounts	(967)	(1,402)

Accounts receivable, net	$46,080	$45,170

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

4.	ACCOUNTS RECEIVABLE, TRANSIT ACCOUNTS RECEIVABLE AND TRANSIT ACCOUNTS PAYABLE (CONTINUED)

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company. The Company recently compelled arbitration with this customer. The total amount due from this customer is $6.9 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million. The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is collectible. Furthermore, the Company believes that this arbitration will conclude sometime in fiscal year 2018.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.
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

Property and equipment are comprised of the following:

	December 30, 2017	December 31, 2016
Equipment and furniture	$938	$1,045
Computers and systems	6,172	5,521
Leasehold improvements	899	804
	8,009	7,370

Less: accumulated depreciation and amortization	4,563	3,318

Property and equipment, net	$3,446	$4,052

The Company periodically writes off fully depreciated and amortized assets.  In the fiscal years ended December 30, 2017 and December 31, 2016, write-offs were $458 and $2,705, respectively.  For the fiscal years ended December 30, 2017 and December 31, 2016, depreciation and amortization expense for property and equipment was $1,691 and $1,489, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    ACQUISITIONS

The purchase method of accounting in accordance with ASC 805, Business Combination, was applied for all acquisitions.  This requires the cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill.  Goodwill arising from the acquisitions is attributable to expected sales synergies from combining the operations of the acquired business with those of the Company.

Future Contingent Payments
As of December 30, 2017, the Company had six active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); 4) effective December 31, 2016, the Company acquired certain assets of Allied Health Professionals, LLC ("AHP"); 5) effective April 16, 2017 the Company acquired certain assets of R.A.F. Services, Inc. ("RAF") and 6) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) ("PSR"). The Company estimates future contingent payments at December 30, 2017 as follows:

Fiscal Year	Total
December 29, 2018	$741
December 28, 2019	625
January 2, 2021	725
Estimated future contingent consideration payments	$2,091

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at cumulative maximum of $4.1.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of December 30, 2017.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

The Company paid $1.7 million and $1.0 million in contingent consideration for the fifty-two week periods ended December 30, 2017 and December 31, 2016, respectively.

The changes in the liability for contingent consideration from acquisitions for the fifty-two week periods ended December 30, 2017 and December 31, 2016 are as follows:

Balance as of January 2, 2016	$1,800

Contingent payments made	(993)
Estimated contingent payments, acquisitions	139
Increase to contingent payment estimates	285

Balance as of December 31, 2016	$1,231

Contingent payments made	(1,694)
Estimated contingent payments, acquisitions	1,773
Increase to contingent payment estimates	781

Balance as of December 30, 2017	$2,091

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    ACQUISITIONS (CONTINUED)

AHP
Effective December 31, 2016, the Company acquired the business operations of AHP. AHP was a Chicago area healthcare staffing company providing physical therapists, occupational therapists and speech language pathologists to hospitals, rehabilitation centers, schools and outpatient programs. The Company expects the AHP acquisition to complement its Chicago area operations which formerly provided primarily nurses to the Chicago Public School system. AHP will add new clients and expand the Company's service offerings in the Chicago area.  The purchase price for AHP was $695, all of which was allocated to goodwill, payable as follows: 1) cash of $275 paid in January 2017; 2) an unsecured note payable of $280 to be paid in quarterly installments through October 2018; and 3) maximum contingent consideration of $140 tied to certain gross profit targets and, if earned, payable in 2018.

RAF
 Effective April 16, 2017, the Company acquired the business operations of RAF. RAF has been in business since 1991 as a multi-disciplined engineering and consulting and design company headquartered on Long Island. The firm has been providing Engineering, Design, Permitting, Inspection and Construction Management services to the utility, industrial, commercial, and property management industries. RAF specializes in turnkey above ground tank inspection, repair and cleaning services, as well as concrete, steel, masonry, and roofing routine maintenance inspection and design. The purchase price for RAF was $133, all of which was allocated to goodwill as follows: 1) assumed liabilities of $123; and 2) estimated contingent consideration of $10 was paid in fiscal 2017.

PSR
Effective October 1, 2017 the Company acquired all of the stock of PSR. PSR was established in Serbia in 2006 and specializes in the design and engineering associated with high voltage substations, design engineering for electrical equipment in power plants, 3D modeling, commissioning, site supervision and other engineering services for clients in Europe, North America, South America and the Middle East. At the time of acquisition, PSR had a highly trained staff of approximately 30 engineers. PSR has acted as a subcontractor to the Company for over three years. The total purchase price of $3,248 included cash at closing of $1,000, estimated contingent consideration of $1,763 and $485 due to seller upon realization of net working capital recorded at closing.  As part of the working capital recorded at closing, the Company received cash of $237. The Company allocated $58 to fixed assets and the balance to goodwill.

7.    GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required.  The Company formally assesses these qualitative factors, and if necessary, conducts its annual goodwill impairment test as of the last day of the Company's fiscal December each year or if indicators of impairment exist.

As more fully described in Footnote 1 – Summary of Significant Accounting Policies, the Company determined that its Information Technology segment incurred an impairment of goodwill of $3.5 million during fiscal 2017.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.    GOODWILL (CONTINUED)

The changes in the carrying amount of goodwill for the fifty-two week periods ended December 30, 2017 and December 31, 2016 are as follows:

	Engineering	Specialty Health Care	Information Technology	Total
Balance as of January 2, 2016	$4,411	$1,703	$5,516	$11,630

Goodwill recorded, AHP acquisition	-	695	-	695

Balance as of December 31, 2016	$4,411	$2,398	$5,516	$12,325

Goodwill recorded, RAF acquisition	133	-	-	133

Goodwill recorded, PSR acquisition	2,705	-	-	2,705

Goodwill impairment	-	-	(3,478)	(3,478)

Balance as of December 30, 2017	$7,249	$2,398	$2,038	$11,685

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

All of the Company's intangible assets are associated with its Engineering segment.  Amortization expense for the fifty-two week periods ended December 30, 2017 and December 31, 2016 was $66 and $80, respectively.

Schedule of Intangible Assets by class at December 30, 2017 and December 31, 2016:

	December 30, 2017	December 31, 2016
Restricted covenants	$17	$27

Customer relationships	88	144

Total intangible assets	$105	$171

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.	LINE OF CREDIT

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania which, as of December 30, 2017, provides for a $35 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Ninth Amendment entered into on December 8, 2017 when the Company was granted waivers that expressly allows a cash dividend of up to $12.4 million and waives certain expenses from the Company's loan covenant calculations, including $1.3 million of certain expenses related legal costs, office closures and other expenses in fiscal 2017, up to $1.0 million consulting expenses for analyzing tax credits for research and development costs and 179D energy savings tax credits on a rolling four quarter basis and up to $4.6 million for goodwill impairment.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the fiscal years ended December 30, 2017 and December 31, 2016 was 2.7% and 2.3%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of December 30, 2017, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of December 30, 2017 and December 31, 2016 were $27.3 million and $14.3 million, respectively.  At December 30, 2017 and December 31, 2016, there were letters of credit outstanding for $0.8 million.  At December 30, 2017, the Company had availability for additional borrowings under the Revolving Credit Facility of $6.9 million.

February 2018 Amendment:
On February 14, 2018, the Company entered into a Tenth Amendment (the "Amendment") to that certain Amended and Restated Loan and Security Agreement, dated as of February 19, 2009, as previously amended (as amended by the Amendment, the "Loan Agreement"), by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender. The Amendment sets forth an increase to the Revolving Credit Limit (as defined in the Loan Agreement) from $35.0 million to $40.0 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the fiscal years ended December 30, 2017 and December 31, 2016 was determined as follows:

	Fiscal Years Ended
	December 30, 2017	December 31, 2016
Basic weighted average shares outstanding	11,995,341	12,302,558
Dilutive effect of outstanding restricted share units and stock options	121,860	120,790

Weighted average dilutive shares outstanding	12,117,201	12,423,348

For the year ended December 30, 2017 there were no anti-dilutive shares not included in the calculation of common stock equivalents.  For the year ended December 31, 2016 there were 40,000 anti-dilutive shares not included in the calculation of common stock equivalents.  These shares were not included in the calculation of dilutive stock equivalents because the exercise prices of these shares were higher than the average price of all shares for the same period.

  Unissued shares of common stock were reserved for the following purposes:

	December 30, 2017	December 31, 2016

Exercise of options outstanding	0	42,000
Time-based restricted share units outstanding	87,034	197,734
Performance-based restricted share units outstanding	400,000	200,000
Future grants of options or shares	332,232	619,266
Shares reserved for employee stock purchase plan	177,280	268,211

Total	996,546	1,327,211

11.   SHARE BASED COMPENSATION

At December 30, 2017,the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company's common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company vests performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $770 and $901 was recognized for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.  Share based compensation for the fiscal years ended December 30, 2017 and December 31, 2016 did not include any expense associated with performance-based awards since they were, as of December 30, 2017 and December 31, 2016, determined to be unlikely to vest.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

As of December 30, 2017, the Company had approximately $0.4 million of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company's various share-based plans, which the Company expects to recognize over fiscal 2017.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards that may be granted in future periods or c) the impact of any potential changes in the Company's forfeiture rate.  During fiscal 2016, the Company's Compensation Committee of the Board of Directors adopted a Long Term Incentive Plan ("LTIP") for certain executives.  The LTIP is anticipated to issue restricted share units each fiscal year that are contingent upon achieving certain performance metrics as defined by the Compensation Committee over a three fiscal year performance period. The Company issued 200,000 such performance-based restricted share units in fiscal 2017. As of December 30, 2017, these performance-based restricted share units were deemed unlikely to vest and therefore no expense has been recognized.

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

As of December 30, 2017, under the 2014 Plan, 87,034 time-based and 400,000 performance-based restricted share units were outstanding and 332,232 shares were available for awards thereunder.

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

During the fiscal years ended December 30, 2017 and December 31, 2016, there were 90,931 and 81,225 shares issued under the Purchase Plan for net proceeds of $394 and $368, respectively.  As of December 30, 2017, there were 177,280 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended December 30, 2017 and December 31, 2016 was $114 and $108, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards

Transactions related to all stock options under all plans are as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options outstanding as of January 2, 2016	44,500	$8.12
Options granted	-
Options exercised, net	(2,500)	$5.62
Options forfeited/cancelled	-

Options outstanding as of December 31, 2016	42,000	$8.27

Options exercisable as of December 31, 2016	27,000	$9.47

Intrinsic value of outstanding stock options as of December 31, 2016	$6

Intrinsic value of stock options exercised in fiscal year ended December 31, 2016	$3

Weighted average grant date fair value of stock options issued during fiscal year ended December 31, 2016	N/A

Options outstanding as of December 31, 2016	42,000	$8.27
Options granted	-
Options exercised, net	(11,917)	$6.00
Options forfeited in cashless exercises	(5,083)	$6.10
Options forfeited/cancelled	(25,000)	$9.81

Options outstanding as of December 30, 2017	-

Options exercisable as of December 30, 2017	-

Intrinsic value of outstanding stock options as of December 30, 2017	-

Intrinsic value of stock options exercised in fiscal year ended December 30, 2017	17

Weighted average grant date fair value of stock options issued during fiscal year ended December 30, 2017	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

A summary of the status of our nonvested stock options outstanding as of December 30, 2017, and changes during the year then ended is presented as follows:

Nonvested Stock Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2016	15,000	$2.33
Vested	15,000	$2.33
Forfeited	-	-
Issued nonvested	-	-
Nonvested at December 30, 2017	-	-

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

To date, the Company has only issued time-based restricted stock units under the 2007 and 2014 Plans.  The following summarizes the activity in the time-based restricted stock units under the 2007 and 2014 Plans during the fifty-two week period ended December 30, 2017:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2016	197,734	$7.33
Granted	87,034	$5.88
Vested	(197,734)	$7.33
Forfeited or expired	-	-
Outstanding non-vested at December 30, 2017	87,034	$5.88

Based on the closing price of the Company's common stock of $6.25 per share on December 29, 2017 (the last trading day prior to December 30, 2017), the intrinsic value of the time-based non-vested restricted stock units at December 30, 2017 was approximately $0.5 million.  As of December 30, 2017, there was approximately $0.4 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
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

To date, the Company has only issued performance-based restricted stock units under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during 2017:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2016	200,000	$5.36
Granted	200,000	$4.85
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at December 30, 2017	400,000	$5.11

As of December 30, 2017, the Company considers the metrics related to 400,000 of the performance-based restricted stock units unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on the performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

Restricted share units (Continued)

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2016	209	$7.10
Granted – time-based vesting	63	$5.98
Granted – performance-based vesting	200	$5.36
Vested	(74)	$5.56
Forfeited or expired	-	-
Outstanding non-vested at December 31, 2016	398	$6.34
Granted – time-based vesting	87	$5.88
Granted – performance-based vesting	200	$4.85
Vested	(198)	$7.33
Forfeited or expired	-	-
Outstanding non-vested at December 30, 2017	487	$5.24

Based on the closing price of the Company's common stock of $6.25 per share on December 29, 2017, the intrinsic value of the non-vested time-based restricted share units at December 30, 2017 was $0.5 million.  This amount does not include any intrinsic value that may be associated with the performance-based restricted share units that are deemed unlikely to vest.

12.	TREASURY STOCK TRANSACTIONS

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015. On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  For the fiscal year ended December 30, 2017, the Company repurchased 59,312 shares for an average price of $5.54 per share.  For the fiscal year ended December 31, 2016, the Company repurchased 701,114 shares for an average price of $6.07 per share for a total of $4.3 million.  As of December 30, 2017, $2.5 million approved funds remain available for future common stock repurchases.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," which further clarifies the implementation guidance on principal versus agent considerations," and in April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing," an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients," which includes amendments for enhanced clarification of the guidance.  In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which continues the FASB's ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended application of guidance. From the results of the preliminary review, the Company believes the impact of adopting the updated standard will not have a material impact on the Company.  Over 90% of the Company's revenues are generated through time and material invoicing.  The clients are invoiced after the hours have been worked and/or the material has been delivered and accepted.  The remaining revenue relates to long term projects.  The Company recognizes revenue on these projects using the percentage of completion method.  The Company reviewed the five-step process for revenue recognition and believes its timing and amount of recognizing revenue on these long term projects would not materially change upon adoption due to the value provided to the customer during the project.  However, the Company will include additional disclosure under the new guidance.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  Additionally, in May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718).  ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. The Company adopted ASU 2016-09 in its fiscal 2017 first quarter.  It did not have a material impact.  ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017.  Early adoption is permitted.  The Company will adopt ASU 2017-10 in its consolidated financial statements in the first quarter of fiscal 2018.  It is not expected to have a material impact.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other" (Topic 350). The objective of Phase 1 of the project, which resulted in this Update, is to simplify the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.  Early adoption is permitted.   The Company adopted this standard effective December 30, 2017.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION

The Company follows "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 30, 2017.)

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company's management system:

Fiscal Year Ended December 30, 2017	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$82,753	$71,316	$32,668	$ -	$186,737

Cost of services	60,352	53,801	24,197	-	138,350

Gross profit	22,401	17,515	8,471	-	48,387

Selling, general and administrative	16,114	15,811	8,460	-	40,385

Legal, office closures and other charges	-	-	-	1,447	1,447

Tax credit professional fees	-	-	-	259	259

Change in contingent consideration	781	-	-	-	781

Goodwill impairment	-	-	3,478	-	3,478

Depreciation and amortization	1,186	386	185	-	1,757

Operating income (loss)	$4,320	$1,318	($3,652)	($1,706)	$280

Total assets as of December 30, 2017	$35,121	$22,718	$6,288	$9,152	$73,279
Capital expenditures	$472	$494	-	$74	$1,040

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14. SEGMENT INFORMATION (CONTINUED)

Fiscal Year Ended December 31, 2016	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$73,853	$59,783	$42,812	$ -	$176,448

Cost of services	54,182	44,091	31,145	-	129,418

Gross profit	19,671	15,692	11,667	-	47,030

Selling, general and administrative	15,168	13,947	10,948	-	40,063

Legal, office closures and other charges	-	-	-	1,283	1,283

Change in contingent consideration	285	-	-	-	285

Depreciation and amortization	1,120	257	192	-	1,569

Operating income (loss)	$3,098	$1,488	$527	($1,283)	$3,830

Total assets	$35,535	$18,565	$11,705	$4,026	$69,831
Capital expenditures	$620	$149	$52	$25	$846

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada and Puerto Rico. Revenues by geographic area for the fiscal years ended December 30, 2017 and December 31, 2016 are as follows:

	Fiscal Year Ended
	December 30,	December 31,
	2017	2016
Revenues
United States	$152,232	$146,950
Canada	30,084	24,423
Puerto Rico	4,043	5,075
Serbia	378	-
	$186,737	$176,448

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	December 30,	December 31,
	2017	2016
Total Assets
United States	$52,595	$53,842
Canada	15,419	13,953
Puerto Rico	1,891	2,036
Serbia	3,374	-
	$73,279	$69,831

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") directing taxpayers to consider the impact of the Tax Act as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the Company's estimates due to, among other things, changes in interpretations of the Tax Act, further legislation related to the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the Company has utilized to calculate the impacts of the Tax Act. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company currently anticipates finalizing any resulting adjustments by the end of our next fiscal year ending December 29, 2018.  The Company, based on current knowledge, did estimate the impact of SAB 118 on its income tax provision for the fifty-two week period ended December 30, 2017.  The total impact was an increase to its current year tax expense of $1.2 million, including $1.0 million for a reduction in deferred tax benefit and $0.2 million related to transition repatriation taxes.

Generally, the Company's relative income or loss generated in each of its jurisdictions can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income, versus U.S. pretax income. Current Canadian tax rates are approximately 26.5% and current Serbian tax rates are typically between 15.0% and 20.0%. The consolidated effective income tax rate for fiscal 2017 was 920.4% as compared to 46.8% for the comparable prior year period.  Because of several unusual and large components, especially relative to the Company's small consolidated pretax loss in dollars, the Company does not consider its fiscal 2017 effective tax rate of 920.4% to be meaningful in and of itself. In order to provide context for the consolidated effective income tax rate of the fiscal 2017, the material components of the fiscal 2017 tax provision, as delineated below, must be considered.  The income tax provisions reconciled to the tax computed at the statutory Federal rate are as follows:

	December 30, 2017	December 31, 2016
Tax (benefit) expense on taxable (loss) income at statutory rate of 34.0%	($83)	$1,123
State and Puerto Rico income taxes, net of Federal income tax benefit	(248)	263
USA 179D and Canadian R&D tax credits	(603)	-
Permanent differences	458	186
Worthless stock deduction	(2,861)	-
Foreign income tax rates	(92)	17
Impact on net deferred tax assets from 2018 Federal tax rate change	1,015	-
Transition repatriation taxes	198	-
Other	(39)	(45)
Total income tax (benefit) expense	($2,255)	$1,544

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

The Company's statutory federal tax rate for the fifty-two weeks ended December 30, 2017 was 34.0%. The Company experienced several material events for the fifty-two week period that impacted its net income tax benefit of $2.3 million, including 1) state and Puerto Rico income tax benefit of $248; 2) a USA 179D and Canadian research and development tax credits of $603; 3) several permanent differences generating income tax expense of $458; 4) a worthless stock deduction for a subsidiary purchased in fiscal 1996 that was closed in fiscal 2017 which generated an income tax benefit of $2.9 million; 5) foreign tax benefit, primarily from Canada, of $369; and 5) as a result of the federal tax rate change in fiscal 2018 to 21%, an increase to income tax expense of $1.0 million from a reduction in deferred tax assets, net of deferred tax liabilities and $0.2 million related to transition repatriation taxes. The Company's fiscal 2016 effective tax rate of 46.8% was unusually high due to the following reasons: 1) a small pretax loss in the Company's Canadian operations; and 2) normal permanent differences and fixed tax rates in Puerto Rico as both items were spread over a low base of pretax income in the United States.

The components of income tax expense (benefit) are as follows:

	Fiscal Years Ended
	December 30, 2017	December 31, 2016
Current
Federal	($471)	$688
State and local	118	402
Foreign	237	(3)

	(116)	1,087
Deferred
Federal	(1,841)	372
State	(495)	108
Foreign	197	(23)

	(2,139)	457

Total	($2,255)	$1,544

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	December 30, 2017	December 31, 2016
United States	($1,660)	$3,430
Foreign Jurisdictions	1,415	(128)

	($245)	$3,302

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

A reconciliation of the unrecognized tax benefits for the year December 30, 2017:

Unrecognized Tax Benefits

Balance as of December 31, 2016	$628
Charges for current year tax positions	-
Reserves for current year tax position	-

Balance as of December 30, 2017	$628

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

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The Company recorded no expense for penalties or interest in the fiscal years ended December 30, 2017 and December 31, 2016.

At December 30, 2017 and December 31, 2016, deferred tax assets and liabilities consist of the following:

	December 30, 2017	December 31, 2016
Deferred tax assets:
Allowance for doubtful accounts	$235	$451
Federal and state net operating loss carryforward	2,501	-
Reserves and accruals	435	394
Other	53	323
Total deferred tax assets	3,224	1,168

Deferred tax liabilities:
Acquisition amortization, net	(206)	(100)
Prepaid expense deferral	(503)	(750)
Bonus depreciation to be reversed	(326)	(466)
Canada deferred tax liability, net	(431)	(234)
Total deferred tax liabilities	(1,466)	(1,550)
Total deferred tax (liability) asset, net	$1,758	($382)

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated U.S. Federal income tax return and file in various states. The Company's federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011, 2012, 2013 and 2015.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2012.  The Company is no longer subject to audit in Canada for the tax years prior to tax year 2013.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2007.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.	CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $10.0 million in damages (including $9.3 million in counter claims described below) as of December 30, 2017.  As of December 30, 2017, the Company had an accrual of $0.1 million for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company. The Company recently compelled arbitration with this customer. The total amount due from this customer is $6.9 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million.  The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is collectible. Furthermore, the Company believes that this arbitration will conclude sometime in fiscal year 2018.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.
The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.   RETIREMENT PLANS

Profit Sharing Plans

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada, Puerto Rico and Serbia (the "Retirement Plans").  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended December 30, 2017 and December 31, 2016 were $477 and $588, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
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

Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2022.  Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2018	$3,036
2019	1,695
2020	1,056
2021	516
2022	304
Total	$6,607

Rent expense for the fiscal years ended December 30, 2017 and December 31, 2016 was $3,696 and $3,186, respectively.

The Company, from time to time, subleases space to other tenants at various office locations under lease agreements.  During the fiscal year ended December 30, 2017, payments of approximately $12 were received under these leasing arrangements.   During the fiscal year ended December 31, 2016, there were no sublease payments.  The Company offsets these payments against its expense for reporting purposes.

19.   RELATED PARTY TRANSACTIONS

Richard Machon, a director of the Company, from time to time provides consulting services to the Company or for clients of the Company through Mr. Machon's company, Machon & Associates.  The Company did not pay Machon and Associates in fiscal 2017 and paid $65 in fiscal year 2016.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

20.   SUBSEQUENT EVENTS

On February 14, 2018, the Company entered into a Tenth Amendment (the "Amendment") to that certain Amended and Restated Loan and Security Agreement, dated as of February 19, 2009, as previously amended (as amended by the Amendment, the "Loan Agreement"), by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender. The Amendment sets forth an increase to the Revolving Credit Limit (as defined in the Loan Agreement) from $35.0 million to $40.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
RCM Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (a Nevada corporation) (the "Company") as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule identified in Item 15 (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 30, 2017 and December 31, 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company's auditor since 2010.  Partners of Amper, Politziner & Mattia LLP joined EisnerAmper LLP in 2010.  Amper, Politziner & Mattia LLP had served as the Company's auditor since 2009.

EISNERAMPER LLP
Iselin, New Jersey
March 7, 2018

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended December 30, 2017 and December 31, 2016
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Fiscal Year Ended December 30, 2017

Allowance for doubtful accounts on trade receivables	$1,402	662	(1,097)	$967

Provision for contingencies for legal matters	$455	192	(522)	$125

Fiscal Year Ended December 31, 2016

Allowance for doubtful accounts on trade receivables	$1,432	650	(680)	$1,402

Provision for contingencies for legal matters	$214	455	(214)	$455

EXHIBIT INDEX

(10)(v)*	Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Rocco Campanelli dated December 26, 2017. (Filed herewith)

(10)(x)*	Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 26, 2017. (Filed herewith)

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of EisnerAmper LLP.

(31.1)	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

SUBSIDIARIES OF THE REGISTRANT

Business Support Group of Michigan, Inc.
Cataract, Inc.
Programming Alternatives of Minnesota, Inc.
PSR Engineering Solutions d.o.o. Beograd (Voždovac)
RCM Technologies Canada Corp.
RCM Technologies (USA), Inc.
RCM Technologies Netherlands B.V.
RCMT Delaware, Inc.
RCMT Europe Holdings, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of RCM Technologies, Inc. and Subsidiaries on Form S-8 (No. 333-222151, 333-200826, No. 333-165482, No. 333-145904, No. 333-61306, No. 333-80590, No. 333-48089, No. 333-52206 and No. 333-52480) of our report dated March 7, 2018, on our audits of the consolidated financial statements and financial statement schedule as of December 30, 2017 and December 31, 2016, and for each of the years then ended, which report is included in this Annual Report on Form 10-K.

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
March 7, 2018

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

Date: March 7, 2018	/s/	Rocco Campanelli
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

Date: March 7, 2018	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the fiscal year ended December 30, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rocco Campanelli, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer March 7, 2018

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the "Company") for the fiscal year ended December 30, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary March 7, 2018

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.