Form 10-K/A
period 2017-12-30
RCM TECHNOLOGIES INC
filed 2018-04-27
CIK 700841

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 27, 2018: 12,239,758.

Documents Incorporated by Reference

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 8, 2018, RCM Technologies, Inc. ("Company," "we," "us," "our" and "RCM") filed its Annual Report on Form 10-K for the year ended December 30, 2017 (the "Original Filing"), with the Securities and Exchange Commission (the "SEC").  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company's definitive proxy statement for its 2017 annual meeting of stockholders.  Because the Company does not anticipate filing its definitive proxy statement by April 30, 2018, the Company is filing this Amendment No. 1 (this "Amendment") on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

FORM 10-K/A

TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors
Roger H. Ballou, Director since 2013, age 67
Mr. Ballou currently serves as a director of Univest Corporation of Pennsylvania (NASDAQ: UVSP), a Pennsylvania bank, and Alliance Data Systems Corporation (NYSE: ADS), a provider of transaction-based, data-driven marketing and loyalty solutions.  Until July 2016, Mr. Ballou served as Chairman of Fox Chase Bankcorp, Inc.  Mr. Ballou previously served as the Chief Executive Officer and a director of CDI Corporation, a company that offers engineering, information technology and professional staffing solutions, from 2001 until 2011.  Mr. Ballou had served as Chairman and Chief Executive Officer of Global Vacation Group, Inc. from 1998 to 2000.  He was a senior advisor for Thayer Capital Partners from 1997 to 1998. From 1995 to 1997, Mr. Ballou served as Vice-Chairman and Chief Marketing Officer, then as President and Chief Operating Officer, of Alamo Rent A Car, Inc.  Before joining Alamo, for more than 16 years, he held several positions with American Express, culminating in his appointment as President of the Travel Services Group.
Mr. Ballou's extensive public board and executive management experience and personal knowledge of the Company's business segments, in particular its Engineering and Information Technology segments, allow him to make significant contributions in all facets of the business.
Maier O. Fein, Director since 2012, age 76
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
Leon Kopyt, Director since 1991, age 73
Mr. Kopyt has been our Founder and Chairman Emeritus since September 1, 2015.  Previously, Mr. Kopyt served as our Chairman of the Board since 1992, as our President & Chief Executive Officer from 1994 to February 2014, as our Chief Financial Officer and Treasurer from 1992 to 1994, and as our Chief Operating Officer from 1990 to 1992.  Prior to joining RCM, Mr. Kopyt was President and CEO of a European-based industrial corporation involved in the design and manufacture of a broad range of transportation and defense products for domestic and international markets as well as related services in international trade and finance.  His previous professional experiences include engineering, management and executive positions with Crane Company, Pennsalt Chemicals, Budd Company, General Electric and Metropolitan Transportation Authority in New York.
Mr. Kopyt's extensive experience in leading the Company in an executive capacity for 25 years makes Mr. Kopyt a valuable member of our Board.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Directors (Continued)
Richard D. Machon, Director since 2010, age 71
Mr. Machon has been providing independent consulting services to major utilities through Machon & Associates since 2000.  Prior to his employment as an independent consultant, Mr. Machon held a number of key management positions at Tennessee Valley Authority, Portland General Electric, Impell and Boston Edison.  Mr. Machon has also served as Senior Vice President of Operations at PSEG from 2008 to 2010 and as Nuclear Chief Operating Officer at Ontario Power Generation from 1997 to 2000.

Mr. Machon's extensive experience as an executive in the Power Systems industry facilitates his valuable insight in general and, more specifically, his contributions regarding industry contacts, project proposals, contract negotiations, project management and related matters.
S. Gary Snodgrass, Director since 2010, age 66
Mr. Snodgrass retired from Exelon Corporation in 2007 after ten years of employment as Executive Vice President and Chief Human Resources and Security Officer.  Prior to joining Exelon, Mr. Snodgrass was employed by USG Corporation as Vice President of Human Resources from 1973 to 1997.  Since 2008, Mr. Snodgrass has been Managing Director of Snodgrass and Associates and Co-Founder and President of the Snodgrass Family Foundation.   He served as Mayor of the City of St. Augustine Beach, FL in 2012 and 2013, and since 2014 has been a City Commissioner.  Mr. Snodgrass is also an Adjunct Professor of Business for Flagler College in St. Augustine, FL.
Mr. Snodgrass's extensive experience as a human resources executive facilitates his valuable insights in general and, more specifically, his contributions regarding human resources operational initiatives and issues.
Bradley S. Vizi, Director since 2013, age 34
Mr. Vizi has served as our Chairman of the Board since September 1, 2015. Previously Mr. Vizi served as a board member since December 5, 2013. Since February 12, 2016, Mr. Vizi has served as a member of the Board of Directors at L.B. Foster (NASDAQ: FSTR), a leading manufacturer, fabricator, and distributor of products and services for the rail, construction, energy and utility markets with locations in North America and Europe.  Mr. Vizi is Chief Investment officer of Convoy Capital, a Los Angeles based asset management firm primarily focused on small-cap publicly traded companies.  Mr. Vizi founded Legion Partners Management, Inc. in 2010 and Legion Partners Asset Management, LLC in 2012, where he served as Managing Director and Portfolio Manager until October 2017.  From 2007 to 2010, Mr. Vizi was an investment professional at Shamrock Capital Advisors, Inc. ("Shamrock"), the alternative investment vehicle of the Disney Family.  Prior to Shamrock, from 2006 to 2007, Mr. Vizi was an investment professional with the private equity group at Kayne Anderson Capital Advisors L.P.

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

Name	Age	Position
Rocco Campanelli	67	President & CEO
Kevin D. Miller	51	Chief Financial Officer, Treasurer and Secretary
Frank Petraglia	62	Senior Vice President
Michael Saks	61	Senior Vice President
Danny A. White	66	Senior Vice President

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
 Section 16(a) Beneficial Ownership Reporting Compliance.  We believe that, during our fiscal year ended December 30, 2017, our executive officers and directors made all required filings under Section 16(a) of the Securities Exchange Act on a timely basis.  Our belief is based solely on:

•	our review of copies of forms filed pursuant to Section 16(a) and submitted to us during and with respect to our fiscal year ended December 30, 2017 and
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

Since the implementation of the new long term incentive plan structure for the Company's Chief Executive Officer and Chief Financial Officer, three grants have been made under this program.  On each of March 20, 2016, March 24, 2017, and April 5, 2018 the Compensation Committee made grants of 120,000 performance stock units ("PSUs") to Mr. Campanelli and 80,000 PSUs to Mr. Miller.  The number of PSUs that will ultimately be earned and vested under these grants shall be determined based on the level of achievement of certain performance goals tied to operating earnings and stockholder return performance during performance periods beginning on January 3, 2016 and ending on December 29, 2018, with respect to the 2016 grant, January 1, 2017 and ending on December 28, 2019, with respect to the 2017 grant, and December 31, 2017 and ending on January 2, 2021, with respect to the 2018 grant; provided, that if a Change in Control (as defined in the Company's 2014 Omnibus Equity Compensation Plan (the "2014 Plan")) occurs prior to the end of the performance period set forth above, then the last day of the performance period shall be the last day of the Company's fiscal quarter that immediately precedes the date of the Change in Control.
For 2017, Mr. Campanelli's and Mr. Miller's non-equity incentive plan compensation was payable in cash, and was paid based on achievement of targets set for operating income growth and year-over-year reduction of our average days sales outstanding.  Mr. Campanelli and Mr. Miller earned cash bonuses for fiscal 2017 of $87,500 and $56,250, respectively.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table

The following table lists, for our fiscal years ended December 30, 2017 and December 31, 2016, cash and other compensation paid to, or accrued by us, for our chief executive officer during our fiscal year ended December 30, 2017 and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other two most highly compensated executives during the fiscal year ended December 30, 2017.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Equity Awards(1)	All Other Compensation(2)	Total

Rocco Campanelli	2017	$400,000	$87,500	$ -	$37,164	$524,664
President and CEO	2016	$400,000	$25,000	$ -	$36,538	$461,538

Kevin D. Miller	2017	$370,000	$56,250	$ -	$55,754	$482,004
CFO, Treasurer and	2016	$370,000	$37,500	$ -	$54,814	$462,314
Secretary

Michael Saks	2017	$260,000	$165,000	$ -	$29,417	$454,417
Sr. VP Health Care Services	2016	$250,000	$145,574	$ -	$29,270	$424,844
____________

(1)
Rocco Campanelli and Kevin Miller were each awarded 120,000 and 80,000 performance based restricted share units both on March 20, 2016 and March 24, 2017 for total performance based restricted share units of 240,000 and 160,000, respectively. At all times from inception through December 31, 2017, the Company has deemed these performance-based restricted share units as unlikely to vest based on the performance metrics required for vesting. Therefore, the Company has recognized no compensation expense related to these performance-based restricted share units in its fiscal 2016 or fiscal 2017 financial statements as set forth in note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed with the Commission. Were the performance metrics to be achieved and based upon the grant date fair value of the performance based restricted share units calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 718, such performance based restricted share units would be worth as much as $643,200 and $582,000 for Rocco Campanelli for fiscal 2016 and fiscal 2017, respectively, and $428,800 and $388,000 for Kevin Miller for fiscal 2016 and fiscal 2017, respectively.

(2)
This amount represents (i) premiums we paid during 2017 for medical, dental, vision, life and disability insurance on each of the officers named in this table as follows: Rocco Campanelli: $24,935; Kevin Miller: $40,528; and Michael Saks: $17,992; (ii) matching contributions in the amount of $625 that were made for the 2017 fiscal year for each of the officers named in this table, in accordance with RCM's retirement savings plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended; and (iii) the following approximated amounts for Company leased automobiles or monthly automobile allowances and related expenses:  Rocco Campanelli: $11,604; Kevin Miller: $14,601; and Michael Saks: $10,800.

During our 2017 and 2016 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of December 30, 2017.  No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested	Not Vested	Not Vested(1)	Not Vested(2)

Rocco Campanelli	--	--	120,000	$750,000

Kevin D. Miller	--	--	80,000	$502,400

Michael Saks	--	--	--	--
____________

(1)
Consists of performance-based restricted share units awarded on March 20, 2016 and March 24, 2017, assuming achievement of the applicable performance goals at the lowest threshold level of achievement (assumes 50% vesting).  The Company does not consider any of these performance-based restricted share units as likely to vest.

(2)
Calculated by multiplying the number of shares in the preceding column by $6.25, the closing price per share of the Company's common stock on December 29, 2017, the last trading day of our last fiscal year.

Compensation of Directors

Our employee directors, if any, do not receive any compensation for serving on our Board or its committees, other than the compensation they receive for serving as employees of RCM.  The Company has had employee directors in the past but as of December 30, 2017, the Company did not have any employee directors.

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

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Compensation of Directors (Continued)

•
Payment of the following additional annual retainers:  Chairman of the Board $10,000; Lead Independent Director $10,000 (who shall serve only at such time as the Board does not have an independent chair); Audit Committee chair $10,000; Compensation Committee chair $7,500.

•	No other committee fees, for service or for meetings.

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended December 30, 2017.

Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Roger H. Ballou	$54,500	$39,997	-	$94,497
Maier O. Fein	$44,500	$39,997	-	$84,497
Leon Kopyt	$44,500	$39,997	-	$84,497
Richard D. Machon	$44,500	$39,997	-	$84,497
S. Gary Snodgrass	$52,000	$39,997	-	$91,997
Bradley S. Vizi	$54,500	$39,997	-	$94,497

(1)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed with the Commission.  As of December 30, 2017, each director had 5,839 unvested restricted share units outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 23, 2018.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock

IRS Partners No. 19, L.P(1)	2,352,678	19.2%
515 S. Figueroa Street, Suite 1050
Los Angeles, CA 90071

Dimensional Fund Advisors LP(2)	1,009,964	8.3%
Building One
6300 Bee Cave Road
Austin, TX 78746

Heartland Advisors, Inc.(3)	833,195	6.8%
789 North Water Street
Milwaukee, WI 53202

Renaissance Technologies LLC(4)	756,500	6.2%
800 Third Avenue
New York, NY 10022

(1)
Based on Amendment No. 14 to Schedule 13D, dated November 15, 2017 (the "Amendment"), filed with the Commission by IRS Partnership No. 19, L.P. ("IRS 19"), The Leonetti/O'Connell Family Foundation (the "Foundation"), M2O, Inc. ("M2O"), The Michael F. O'Connell and Margo L. O'Connell Revocable Trust (the "Trust"), Michael O'Connell ("Mr. O'Connell" and, collectively with IRS 19, the Foundation, M2O and the Trust, the "O'Connell Entities"), Harvest Financial Corporation ("Harvest") and Bradley Vizi ("Mr. Vizi").  The Amendment states that IRS 19, M2O, the Trust and Mr. O'Connell may be deemed to have the shared voting and dispositive power over the 2,055,065 shares owned by IRS 19 and that the Foundation and Mr. O'Connell may be deemed to have shared voting and dispositive power over 266,074 shares owned by the Foundation.  The Amendment also states that Harvest exclusively manages IRS 19's and the Foundation's investment in the Common Shares pursuant to which Mr. Vizi on behalf of Harvest manages such investments.  In addition to the Schedule 13D, this amount reflects certain additional information known to the Company regarding Mr. Vizi's share ownership.  As a result, Harvest and Mr. Vizi may be deemed to have shared dispositive power with respect to the 2,352,678 shares held by IRS 19 and the Foundation.  Mr. Vizi has sole voting and dispositive power over 31,539 shares.

(2)
Based on Amendment No. 17 to Schedule 13G, dated February 9, 2018, filed with the Commission. The Amendment states that Dimensional Fund Advisors LP, a registered investment advisor, has sole voting power over 1,009,964 of these shares and sole dispositive power as to all of these shares.

(3)
Based on Amendment No. 20 to Schedule 13G, dated February 2, 2018, filed with the Commission. The Amendment states that Heartland Advisors, Inc., a registered investment advisor, and William J. Nasgovitz have shared voting and dispositive power as to all of these shares.  The Heartland Value Fund, an account managed by Heartland Advisors, Inc., owns all of these shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Certain Beneficial Owners (Continued)

(4)
Based on Amendment No. 1 to Schedule 13G, filed with the Commission on February 13, 2018. The Schedule 13G states that Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation both have sole voting power over 705,487 of these shares, sole dispositive power over 718,662 of these shares and shared dispositive power over 37,662 of these shares.

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 23, 2018, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock
Roger H. Ballou	47,539	*
Maier O. Fein	30,289	*
Leon Kopyt	566,895	4.6%
Richard D. Machon	44,289	*
S. Gary Snodgrass	38,801	*
Bradley S. Vizi	31,539	*
Rocco Campanelli	164,269	1.3%
Kevin D. Miller	451,231	3.7%
Other executive officers	177,802	1.5%
All directors and executive officers as a group (11 persons)	1,552,654	12.7%
__________
*	Represents less than one percent of our outstanding common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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

Independence of the Board of Directors

The Board of Directors has determined that Roger H. Ballou, Maier O. Fein, Leon Kopyt, Richard D. Machon, S. Gary Snodgrass and Bradley S. Vizi are "independent directors" as defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee plans to engage EisnerAmper LLP ("EisnerAmper") as our independent registered public accounting firm for the current fiscal year ending December 30, 2017.

Fees Billed by EisnerAmper during fiscal 2017 and 2016

Audit Fees.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2017 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $181,560.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2016 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $178,500.

Audit-Related Fees.  Fees billed to the Company by EisnerAmper during 2017 and 2016 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $0 in both fiscal years.

Tax Fees.  Fees billed to the Company by EisnerAmper during 2017 and 2016 for professional services rendered for tax compliance, tax advice and tax planning totaled $0 in both fiscal years.

All Other Fees.  Fees billed to the Company by EisnerAmper during 2017 and 2016 for all other services totaled $0 in both fiscal years.  EisnerAmper does not audit the Company's 401(k) plan.

The Audit Committee has considered whether EisnerAmper's provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining EisnerAmper's independence, and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company's accountants to provide both audit and non-audit services, and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2017.

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

	*	(10)(v)	Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Rocco Campanelli dated December 26, 2017, filed with the Securities and Exchange Commission on March 8, 2018.

	*	(10)(w)
Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 27, 2012; incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 27, 2012, filed with the Securities and Exchange Commission on December 28, 2012.

	*	(10)(x)	Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 26, 2017, filed with the Securities and Exchange Commission on March 8, 2018.

	*	(10)(y)	Settlement Agreement, dated January 23, 2014 between RCM Technologies, Inc. and the stockholders of the Company named therein; incorporated by reference to Exhibit 99.1 to the January 2014 8-K.

	*	(10)(z)	Separation Agreement, dated January 23, 2014, between RCM Technologies, Inc. and Leon Kopyt; incorporated by reference to Exhibit 99.2 to the January 2014 8-K.

	*	(10)(aa)
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

RCM Technologies, Inc.

Date: April 27, 2018	By:	/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date: April 27, 2018	By:	/s/ Kevin D. Miller
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

Date: April 27, 2018	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

Date: April 27, 2018	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer