Form 10-Q
period 2018-03-31
RCM TECHNOLOGIES INC
filed 2018-05-14
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Common Stock, $0.05 par value, 12,239,758 shares outstanding as of May 11, 2018.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2018 and December 30, 2017
(In thousands, except share and per share amounts)

	March 31,	December 30,
	2018	2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$452	$2,851
Accounts receivable, net	51,913	46,080
Transit accounts receivable	1,089	3,002
Prepaid expenses and other current assets	3,662	3,706
Total current assets	57,116	55,639

Property and equipment, net	3,337	3,446

Other assets:
Deposits	226	215
Goodwill	11,685	11,685
Intangible assets, net	87	105
Deferred tax assets, net, domestic	2,101	2,189
Total other assets	14,099	14,194

Total assets	$74,552	$73,279

Current liabilities:
Accounts payable and accrued expenses	$7,404	$8,634
Transit accounts payable	1,503	4,661
Accrued payroll and related costs	7,696	7,780
Income taxes payable	98	372
Liability for contingent consideration from acquisitions	741	741
Total current liabilities	17,442	22,188

Deferred tax liability, foreign	428	431
Liability for contingent consideration from acquisitions	1,350	1,350
Borrowings under line of credit	32,014	27,279
Total liabilities	51,234	51,248

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
15,062,930 shares issued and 12,239,758 shares outstanding at March 31, 2018 and 15,017,522 shares issued and 12,194,350 shares outstanding at December 30, 2017	753	751
Additional paid-in capital	104,844	104,540
Accumulated other comprehensive loss	(2,465)	(2,395)
Accumulated deficit	(64,827)	(65,878)
Treasury stock (2,823,172 shares at March 31, 2018 and
December 30, 2017) at cost	(14,987)	(14,987)
Stockholders' equity	23,318	22,031

Total liabilities and stockholders' equity	$74,552	$73,279

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen Week Periods Ended March 31, 2018 and April 1, 2017 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017

Revenues	$50,812	$46,341
Cost of services	38,257	34,589
Gross profit	12,555	11,752

Operating costs and expenses
Selling, general and administrative	10,421	10,317
Depreciation and amortization	414	397
Operating costs and expenses	10,835	10,714

Operating income	1,720	1,038

Other income (expense)
Interest expense and other, net	(266)	(138)
(Loss) gain on foreign currency transactions	(41)	2
Other income (expense)	(307)	(136)

Income before income taxes	1,413	902
Income tax expense	362	352

Net income	$1,051	$550

Basic and diluted net earnings per share	$0.09	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Week Periods Ended March 31, 2018 and April 1, 2017 (Unaudited) (In thousands)

	March 31, 2018	April 1, 2017

Net income	$1,051	$550
Other comprehensive (loss) income	(70)	4
Comprehensive income	$981	$554

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirteen Week Period Ended March 31, 2018 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2017	15,017,522	$751	$104,540	($2,395)	($65,878)	2,823,172	($14,987)	$22,031

Issuance of stock under employee stock purchase plan	45,408	2	192	-	-	-	-	194
Translation adjustment	-	-	-	(70)	-	-	-	(70)
Share-based compensation expense	-	-	112	-	-	-	-	112
Net income	-	-	-	-	1,051	-	-	1,051

Balance, March 31, 2018	15,062,930	$753	$104,844	($2,465)	($64,827)	2,823,172	($14,987)	$23,318

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended March 31, 2018 and April 1, 2017 (Unaudited) (In thousands)

	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$1,051	$550

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	414	397
Share-based compensation expense	112	203
Provision for losses on accounts receivable	162	161
Deferred income tax expense	91	98
Changes in assets and liabilities:
Accounts receivable	(6,078)	663
Prepaid expenses and other current assets	(2)	(21)
Net of transit accounts receivable and payable	(1,243)	217
Accounts payable and accrued expenses	(1,212)	(607)
Accrued payroll and related costs	(70)	51
Income taxes payable	(269)	157
Total adjustments	(8,095)	1,319
Net cash (used in) provided by operating activities	(7,044)	1,869

Cash flows from investing activities:
Property and equipment acquired	(289)	(92)
Decrease in deposits	(11)	-
Net cash used in investing activities	(300)	(92)

Cash flows from financing activities:
Borrowings under line of credit	23,716	22,058
Repayments under line of credit	(18,982)	(23,644)
Issuance of stock for employee stock purchase plan	194	192
Common stock repurchases	-	(365)
Contingent consideration paid	-	(8)
Net cash provided by (used in) financing activities	4,928	(1,767)
Effect of exchange rate changes on cash and cash equivalents	17	4
(Decrease) increase in cash and cash equivalents	(2,399)	14
Cash and cash equivalents at beginning of period	2,851	279

Cash and cash equivalents at end of period	$452	$293

Supplemental cash flow information:
Cash paid for:
Interest	$167	$113
Income taxes	$304	$98

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries ("RCM" or the "Company") are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 30, 2017 included in the Company's Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week periods ended March 31, 2018 are not necessarily indicative of results that may be expected for the full year.

Fiscal Year
The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 30, 2017 was a 52-week reporting year.  The first fiscal quarters of 2018 and 2017 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
March 31, 2018	Thirteen	Thirteen
April 1, 2017	Thirteen	Thirteen

2.	Use of Estimates and Uncertainties

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

2.	Use of Estimates and Uncertainties (Continued)

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

3.	Revenue Recognition

As of December 31, 2017, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective approach.  Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services.  Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers. The adoption of ASC 606 did not result in an adjustment to retained earnings in the Company's consolidated balance sheet as of December 31, 2017.

We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to separate performance obligations; and (5) Recognize revenue when (or as) each performance obligation is satisfied.

The Company derives its revenues from several sources.  The Company's Engineering Services and Information Technology Services segments perform consulting and project solution services.  All of the Company's segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company's revenues are invoiced on a time and materials basis.

The following table presents our revenues disaggregated by revenue source for the thirteen weeks periods ending March 31, 2018 and April 1, 2017:

	March 31, 2018	April 1, 2017
Engineering:
Time and Material	$18,655	$16,698
Fixed Fee	2,763	2,526
Total Engineering	$21,418	$19,224

Specialty Health Care:
Time and Material	$22,113	$17,881
Permanent Placement Services	521	626
Total Specialty Health Care	$22,634	$18,507

Information Technology:
Time and Material	$6,668	$8,516
Permanent Placement Services	92	94
Total Information Technology	$6,760	$8,610
	$50,812	$46,341

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1.	Revenue Recognition (Continued)

Time and Material
The Company's IT and Healthcare segments predominantly recognize revenue through time and material work while our Engineering segment recognizes revenue through both time and material and fixed fee work. The Company's time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenues associated with these time and materials contracts are recognized based on hours worked at contracted rates.

Fixed fee
From time to time and predominantly our Engineering segment, the Company will enter into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company's fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  On an infrequent basis, amounts paid in excess of revenues earned and recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour.  Additionally, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable, the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  These fees are typically based on a percentage of the compensation paid to the person placed with the Company's client.

The deferred revenue balance at March 31, 2018 and December 30, 2017 was $302 and $596, respectively and is included in accounts payable and accrued expense in the accompanying consolidated balance sheet.  Revenue is recognized when the service has been performed.  This revenue can be recognized over a period exceeding one year from the time it was recorded on the balance sheet as deferred revenue.  For the thirteen week period ended March 31, 2018, the Company recognized revenue of $295 that was included in deferred revenue at the beginning of the reporting period.  The March 31, 2018 balance in deferred revenue will be recognized in fiscal year 2018.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.   Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable.
  The Company's accounts receivable are comprised as follows:

	March 31, 2018	December 30, 2017
Billed	$33,405	$31,448
Accrued and unbilled	14,446	10,573
Work-in-progress	5,178	5,026
Allowance for sales discounts and doubtful accounts	(1,116)	(967)

Accounts receivable, net	$51,913	$46,080

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $1.1 million and related transit accounts payable was $1.5 million, for a net liability of $0.4 million, as of March 31, 2018.  The transit accounts receivable was $3.0 million and related transit accounts payable was $4.7 million, a net payable of $1.7 million, as of December 30, 2017.

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company. The Company recently compelled arbitration with this customer.  As of March 31, 2018 the total amount due from this customer is $5.9 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million.  The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is collectible. Furthermore, the Company believes that this arbitration will conclude sometime late in fiscal year 2018 or early fiscal 2019.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

5.	Property and Equipment (Continued)

Property and equipment are comprised of the following:

	March 31, 2018	December 30, 2017
Equipment and furniture	$713	$938
Computers and systems	6,203	6,172
Leasehold improvements	702	899
	7,618	8,009

Less: accumulated depreciation and amortization	4,281	4,563

Property and equipment, net	$3,337	$3,446

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $681 and $355 during the thirteen week periods ended March 31, 2018 and April 1, 2017, respectively.  Depreciation expense for the thirteen week periods ended March 31, 2018 and April 1, 2017 was $396 and $380, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of March 31, 2018, the Company had six active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); 4) effective December 31, 2016, the Company acquired certain assets of Allied Health Professionals, LLC ("AHP"); 5) effective April 16, 2017 the Company acquired certain assets of R.A.F. Services, Inc. ("RAF") and 6) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) ("PSR"). The Company estimates future contingent payments at March 31, 2018 as follows:

Fiscal Years Ending	Total
December 29, 2018 (after March 31, 2018)	$741
December 28, 2019	625
January 2, 2021	725
Estimated future contingent consideration payments	$2,091

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at cumulative maximum of $4.1 million.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of March 31, 2018.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.  There has been no change in the fair value of contingent consideration for the thirteen week period ended March 31, 2018.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

The Company did not pay contingent consideration during the thirteen week period ended March 31, 2018 and paid $8 for the thirteen week period ended April 1, 2017.

RAF
Effective April 16, 2017, the Company acquired the business operations of RAF. RAF has been in business since 1991 as a multi-disciplined engineering and consulting and design company, headquartered on Long Island. The firm has been providing Engineering, Design, Permitting, Inspection and Construction Management services to the utility, industrial, commercial, and property management industries. RAF specializes in turnkey above ground tank inspection, repair and cleaning services, as well as concrete, steel, masonry, and roofing routine maintenance inspection and design. The purchase price for RAF was $133, all of which was allocated to goodwill as follows: 1) assumed liabilities of $123; and 2) estimated contingent consideration of $10 was paid in fiscal 2017.

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

7.	Goodwill

There were no changes in the carrying amount of goodwill for the thirteen week period ended March 31, 2018.

	Engineering	Specialty Health Care	Information Technology	Total

Balance as of March 31, 2018 and December 30, 2017	$7,249	$2,398	$2,038	$11,685

8.	Intangible Assets

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

8.	Intangible Assets (Continued)

Intangible assets are substantially attributable to the Company's Engineering segment and include the following:

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Customer contracts and relations	$74	$87
Non-compete agreements	13	18

Intangible assets	$87	$105

Amortization expense of intangible assets for the thirteen week periods ended March 31, 2018 and April 1, 2017 was $18 and $17, respectively.

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania which, as of March 31, 2018, provides for a $40 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Tenth Amendment entered into on February 14, 2018 when the Company increased the Revolving Credit Facility to $40 million from its previous amount of $35 million.  The Company also entered into to the Ninth Amendment on December 8, 2017 when the Company was granted waivers that expressly allowed a cash dividend of up to $12.4 million and waived certain expenses from the Company's loan covenant calculations, including $1.3 million of certain expenses related legal costs, office closures and other expenses in fiscal 2017, up to $1.0 million consulting expenses for analyzing tax credits for research and development costs and 179D energy savings tax credits on a rolling four quarter basis and up to $4.6 million for goodwill impairment.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirteen week period ended March 31, 2018 was 3.0%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of March 31, 2018, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

Borrowings under the line of credit as of March 31, 2018 and December 30, 2017 were $32.0 million and $27.3 million, respectively.  At March 31, 2018 and December 30, 2017 there were letters of credit outstanding for $0.8 million.  At March 31, 2018, the Company had availability for additional borrowings under the Revolving Credit Facility of $7.2 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the thirteen week periods ended March 31, 2018 and April 1, 2017 was determined as follows:

	Thirteen Week Periods Ended
	March 31, 2018	April 1, 2017

Basic weighted average shares outstanding	12,238,760	11,946,653
Dilutive effect of outstanding restricted stock awards	18,747	101,114
Weighted average dilutive shares outstanding	12,257,507	12,047,767

For the thirteen week period ended March 31, 2018, there were no anti-dilutive shares not included in the calculation of common stock equivalents.  For the thirteen week period ended April 1, 2017 there were 40,000 absolute anti-dilutive shares not included in the calculation of common stock equivalents.  These were determined to be anti-dilutive because the exercise prices of these shares for the periods were higher than the average market price of the Company's common stock for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	March 31, 2018	December 30, 2017

Time-based restricted stock units outstanding	87,034	87,034
Performance-based restricted stock units outstanding	400,000	400,000
Future grants of options or shares	332,232	332,232
Shares reserved for employee stock purchase plan	131,872	177,280

Total	951,138	996,546

11.	Share-Based Compensation

At March 31, 2018, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company's common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based  compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company vests performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $112 and $203 was recognized for the thirteen week periods ended March 31, 2018 and April 1, 2017, respectively.  Share based compensation for the thirteen week period ended March 31, 2018 did not include any expense associated with performance-based restricted stock units since they were, as of March 31, 2018, determined to be unlikely to vest.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

As of March 31, 2018, the Company had approximately $376 of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company's various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards that may be granted in future periods or c) the impact of any potential changes in the Company's forfeiture rate.

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

As of March 31, 2018, under the 2014 Plan, 87,034 time-based and 400,000 performance-based restricted share units were outstanding and 332,232 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company's first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (on January 2, 2018) was 45,408.  As of March 31, 2018, there were 131,872 shares available for issuance under the Purchase Plan.

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

To date, the Company has only issued time-based restricted stock units under the 2014 Plan.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the thirteen week period ended March 31, 2018:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2017	87,034	$5.88
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at March 31, 2018	87,034	$5.88

Based on the closing price of the Company's common stock of $5.77 per share on March 29, 2018 (the last trading day prior to March 31, 2018), the intrinsic value of the time-based non-vested restricted stock units at March 31, 2018 was approximately $502.  As of March 31, 2018, there was approximately $376 of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

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

To date, the Company has only issued performance-based restricted stock units under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during 2017:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2017	400,000	$5.11
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at March 31, 2018	400,000	$5.11

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

As of March 31, 2018, the Company considers the metrics related to 400,000 of the performance-based restricted stock units unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on the performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

12.	Treasury Stock Transactions

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  For the thirteen week period ended March 31, 2018, the Company did not purchase any treasury shares.  For the thirteen week period ended April 1, 2017, the Company purchased 59,312 shares at an average price of $6.16.  As of March 31, 2018, the Company has $2.5 million available for future treasury stock purchases.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirement in Topic "Revenue Recognition" (Topic 605), and requires entities to recognize revenue when control of the promised good or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for goods or services.  The Company adopted this standard in its fiscal 2018 first quarter using the modified retrospective approach.  See Note 3 for further details.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019.Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  Additionally, in May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718).  ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. The Company adopted ASU 2016-09 in its fiscal 2017 first quarter.  It did not have a material impact.  ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted ASU 2017-09 in its fiscal 2018 first quarter.  It did not have a material impact.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The guidance requires application using a retrospective transition method.  The Company adopted ASU 2016-15 in its fiscal 2018 first quarter.  It did not have a material impact.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations" (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The Company adopted ASU 2017-01 in its fiscal 2018 first quarter.  It did not have a material impact.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information

The Company follows "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 30, 2017).

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company's management system:

Thirteen Week Period Ended March 31, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$21,418	$22,634	$6,760	$ -	$50,812

Cost of services	15,724	17,384	5,149	-	38,257

Gross profit	5,694	5,250	1,611	-	12,555

Selling, general and administrative	4,122	4,470	1,829	-	10,421

Depreciation and amortization	283	105	26	-	414

Operating income (loss)	$1,289	$675	($244)	$ -	$1,720

Total assets as of March 31, 2018	$36,578	$24,884	$6,573	$6,517	$74,552
Capital expenditures	$109	$40	$9	$131	$289

Thirteen Week Period Ended April 1, 2017	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$19,224	$18,507	$8,610	$ -	$46,341

Cost of services	14,185	13,947	6,457	-	34,589

Gross profit	5,039	4,560	2,153	-	11,752

Selling, general and administrative	4,037	3,927	2,353	-	10,317

Depreciation and amortization	285	72	40	-	397

Operating income (loss)	$717	$561	($240)	$ -	$1,038

Total assets as of April 1, 2017	$32,014	$17,867	$11,903	$4,016	$65,800
Capital expenditures	$69	$ -	$ -	$23	$92

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenues by geographic area for the thirteen week periods ended March 31, 2018 and April 1, 2017 are as follows:

	Thirteen Week Periods Ended
	March 31, 2018	April 1, 2017
Revenues
U. S.	$41,591	$38,718
Canada	7,629	6,495
Puerto Rico	983	1,128
Serbia	609	-
	$50,812	$46,341

Total assets by geographic area as of the reported periods are as follows:

	March 31, 2018	December 30, 2017
Total assets
U. S.	$55,067	$52,595
Canada	13,943	15,419
Puerto Rico	1,838	1,891
Serbia	3,704	3,374
	$74,552	$73,279

15.	Income Taxes

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") directing taxpayers to consider the impact of the Tax Act as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the Company's estimates due to, among other things, changes in interpretations of the Tax Act, further legislation related to the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the Company has utilized to calculate the impacts of the Tax Act. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company currently anticipates finalizing any resulting adjustments by the end of its fiscal year ending December 29, 2018.  The Company, based on current knowledge, estimated the impact of SAB 118 on its income tax provision for the fifty-two week period ended December 30, 2017.  The total impact was an increase to its fiscal 2017 tax expense of $1.2 million, including $1.0 million for a reduction in deferred tax benefit and $0.2 million related to transition repatriation taxes. Any subsequent changes to the Company's fiscal 2017 tax expense estimates, if any, could materially impact the Company's fiscal 2018 tax provision. As of March 31, 2018, the Company is unaware of any factors or potential revisions that would materially change the Company's estimated fiscal 2017 tax provision.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Income Taxes (Continued)

The projected fiscal 2018 effective income tax rates as of March 31, 2018 for the thirteen week period ended March 31, 2018 are approximately 27.9%, 26.5% and 14.8% in the United States, Canada and Serbia, respectively, and yielded a consolidated effective income tax rate of approximately 25.6% for the thirteen week period ended March 31, 2018.  The comparable prior year period estimated income tax rates were 41.6% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 39.0% for the thirteen week period ended April 1, 2017.  The Company did not have Serbian operations for the comparable prior year period. The significant decrease in the tax rate in the United States for the thirteen week period ended March 31, 2018 as compared to the comparable prior year period was due to the reduction in the Company's federal income tax rate to 21.0% from 34.0% as provided for in the Tax Cuts and Jobs Act. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $10.0 million in damages (including $9.3 million in counter claims described below) as of March 31, 2018.  As of March 31, 2018, the Company had an accrual of $0.1 million for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company. The Company recently compelled arbitration with this customer.  As of March 31, 2018 the total amount due from this customer is $5.9 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million.  The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is collectible. Furthermore, the Company believes that this arbitration will conclude sometime late in fiscal year 2018 or early fiscal 2019.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. ("RCM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company's strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) the Company's relationships with and reliance upon significant customers; (v) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vi) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vii) the adverse effect a potential decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets that it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations; (xv) uncertainties in predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation, arbitrations, and other business disputes involving the Company, and the applicability of insurance coverage with respect to any such disputes; (xviii) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company's governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (ixx) other economic, competitive and governmental factors affecting the Company's operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies and Use of Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our unaudited interim condensed consolidated financial statements, estimates are used for, but not limited to, accounts receivable and allowance for doubtful accounts, goodwill, long-lived intangible assets, accounting for stock options and restricted stock units, insurance liabilities, accounting for income taxes and accrued bonuses.

A summary of our significant accounting policies is included in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 30, 2017. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 30, 2017.

Recently Issued Accounting Pronouncements

A discussion of the recently issued accounting pronouncements is set forth in Note 13, New Accounting Standards, in the unaudited interim condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 31, 2018 Compared to Thirteen Week Period Ended April 1, 2017

A summary of operating results for the thirteen week periods ended March 31, 2018 and April 1, 2017 is as follows (in thousands):

	March 31, 2018		April 1, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$50,812	100.0	$46,341	100.0
Cost of services	38,257	75.3	34,589	74.6
Gross profit	12,555	24.7	11,752	25.4

Selling, general and administrative	10,421	20.5	10,317	22.2
Depreciation and amortization	414	0.8	397	0.9
	10,835	21.3	10,714	23.1

Operating income	1,720	3.4	1,038	2.3
Interest expense, net and foreign currency transactions	(307)	0.6	(136)	0.3

Income before income taxes	1,413	2.8	902	2.0
Income tax expense	362	0.7	352	0.8

Net income	$1,051	2.1	$550	1.2

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended March 31, 2018 and April 1, 2017 consisted of thirteen weeks each.

Revenues.  Revenues increased 9.6%, or $4.5 million, for the thirteen week period ended March 31, 2018 as compared to the thirteen week period ended April 1, 2017 (the "comparable prior year period").  Revenues increased $2.2 million in the Engineering segment, increased $4.1 million in the Specialty Health Care segment and decreased $1.8 million in the Information Technology segment.  On the last day of fiscal 2017, the Company disposed of its Microsoft Solutions Business Unit ("Microsoft Business"), which generated $0.5 million in revenues for the thirteen week period ended April 1, 2017.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the thirteen week period ended March 31, 2018, the Company generated total revenues from its Canadian clients of $7.6 million in U.S. dollars at an Exchange Rate of 79.0% as compared to $6.5 million in U.S. dollars at an Exchange Rate of 75.5% for the prior year comparable period.

Cost of Services and Gross Profit.  Cost of services increased 10.6%, or $3.7 million, for the thirteen week period ended March 31, 2018 as compared to the comparable prior year period. Cost of services increased due to the increase in revenues.  Cost of services as a percentage of revenues for the thirteen week periods ended March 31, 2018 and April 1, 2017 was 75.3% and 74.6%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 31, 2018 Compared to Thirteen Week Period Ended April 1, 2017 (Continued)

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses increased 1.0%, or $0.1 million, as compared to the comparable prior year period.  SGA expenses increased due to the increase in revenues.  As a percentage of revenues, SGA expenses were 20.5% for the thirteen week period ended March 31, 2018 and 22.2% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's loan agreement, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased to $0.3 million as compared to $0.1 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company's line of credit.  The primary reason for the increased borrowing was to fund the Company's $12.2 million cash dividend paid in December 2017.

Income Tax Expense.  The Company recognized $0.4 million of income tax expense for both the thirteen week period ended March 31, 2018 and the comparable prior year period.  The consolidated effective income tax rate for the current period was 25.6% as compared to 39.0% for the comparable prior year period. The projected fiscal 2018 income tax rates as of March 31, 2018 were approximately 27.9%, 26.5% and 14.8% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the thirteen week period ended March 31, 2018 was lower than the comparable prior year period primarily due to the reduction of the Company's federal income tax rate to 21.0% from 34.0% as provided for in the Tax Cuts and Jobs Act and the impact of its Serbian operations acquired in October 2017.

Segment Discussion
Engineering
Engineering revenues of $21.4 million for the thirteen week period ended March 31, 2018 increased 11.4%, or $2.2 million, as compared to the comparable prior year period.  The increase was due to increases in revenues of $2.0 million from the Company's Energy Services Group and $0.2 million from the Company's Canadian Power Systems Engineering Group.  Gross profit increased 13.0%, or $0.7 million, as compared to the comparable prior year period. Gross profit increased due to the increase in revenues and an increase in gross margin to 26.6% for the current period as compared to 26.2% for the comparable prior year period. The gross margin increase was primarily due to more favorable utilization of billable consultants on fixed price contracts as the Company naturally experiences variability in utilization from quarter to quarter. The Engineering segment operating income was $1.3 million for the thirteen week period ended March 31, 2018 as compared to $0.7 million for the comparable prior year period. The improvement in operating income was primarily driven by the increase in gross profit and was offset by an increase in SGA expense of $0.1 million. The increase in SGA expense was primarily due to a higher incentive compensation accruals associated with improved performance.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 31, 2018 Compared to Thirteen Week Period Ended April 1, 2017 (Continued)

Segment Discussion (Continued)

Specialty Health Care

Specialty Health Care revenues of $22.6 million for the thirteen week period ended March 31, 2018 increased 22.3%, or $4.1 million, as compared to the comparable prior year period.  The primary drivers of the increase in the revenues for the Specialty Health Care segment were increases of $4.0 million from the New York City Office, $1.2 million from the Honolulu office, offset by a decrease in revenue of $0.8 million from travel nursing staffing group.  The primary reason for revenue increases in New York City and Hawaii were incremental additions of paraprofessionals billed on school contracts.  The Company primarily attributes the decline in revenue from its travel nursing staffing group to increased competition from large national competitors. The Specialty Health Care segment's gross profit increased by 15.1%, or $0.7 million, to $5.3 million for the thirteen week period ended March 31, 2018 as compared to $4.6 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenues, offset by lower gross profit margin. The Specialty Health Care segment's gross profit margin for the thirteen week period ended March 31, 2018 decreased to 23.2% as compared to 24.6% for the comparable prior year period. The decrease in gross profit margin was primarily driven by the decrease in high gross profit margin permanent placement revenues and decreases in gross profit margin from the travel nursing staffing group, generally due to market factors including increased competition and constrained labor.  Specialty Health Care experienced operating income of $0.7 million for the thirteen week period ended March 31, 2018 as compared to $0.6 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase of $0.5 million in SGA expense.  SGA expense increased primarily due to the need to increase SGA infrastructure expense in order to support the increased activity levels associated with higher revenues and a higher allocation of corporate-generated SGA expense.

Information Technology

Information Technology revenues of $6.8 million for the thirteen week period ended March 31, 2018 decreased 21.5%, or $1.8 million, as compared to $8.6 million for the comparable prior year period.  The decrease was primarily from reductions in project revenues from several large clients that were not replaced.  Additionally, on the last day of fiscal 2017, the Company sold its Microsoft Business which generated $0.5 million in revenues for the thirteen week period ended April 1, 2017. Gross profit of $1.6 million for the thirteen week period ended March 31, 2018 decreased 25.2%, or $0.5 million, as compared to $2.2 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenues and a decrease in gross profit margin. Additionally, the Microsoft Business contributed $0.1 million in the comparable prior year period. The Information Technology gross profit margin for the thirteen week period ended March 31, 2018 was 23.8% as compared to 25.0% for the comparable prior year period.  Gross profit margin decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing-oriented revenues. The Information Technology segment experienced an operating loss of $0.2 million for both the thirteen week period ended March 31, 2018 and the comparable prior year period.  The current year reflects a decrease in SGA expense of $0.5 million. The decrease in SGA expense was primarily due to lower selling costs associated with lower revenue and gross profit, a focus on reducing SGA expense and also a lower allocation of corporate SGA expense. Additionally, the Microsoft Business generated $0.1 million in SGA expense for the comparable prior year period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	March 31, 2018	April 1, 2017
Cash provided by (used in):
Operating activities	($7,044)	$1,869
Investing activities	($300)	($92)
Financing activities	$4,928	($1,767)

Operating Activities

Operating activities used $7.0 million of cash for the thirteen week period ended March 31, 2018 as compared to providing $1.9 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirteen week period ended March 31, 2018 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirteen week period ended March 31, 2018 was $1.1 million as compared to $0.6 million for the comparable prior year period.  An increase in accounts receivables in the thirteen week period ended March 31, 2018 used $6.1 million of cash as compared to providing $0.7 million in the comparable prior year period. The Company attributes the increase in accounts receivables for the thirteen week period ended March 31, 2018 to several different clients in both its Engineering and Specialty Health Care segments that experienced temporary delays in its approval and payment processes.  The Company anticipates that its accounts receivable balance will decrease to levels experienced at the end of fiscal 2017 in the near term.

The Company's transit accounts payable generally exceeds the Company's transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net liability of $0.4 million and $1.7 million as of March 31, 2018 and December 30, 2017, respectively, so the cash impact during the thirteen week period ended March 31, 2018 used $1.3 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $2.7 million and $2.5 million as of April 1, 2017 and December 31, 2016, respectively, so the cash impact during the thirteen week period ended April 1, 2017 provided $0.2 million in cash.

Prepaid expenses and other current assets used negligible cash for both the thirteen week period ended March 31, 2018 and the comparable prior year period.  The Company attributes these changes to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $1.2 million for the thirteen week period ended March 31, 2018 as compared to $0.6 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs for the thirteen week periods ended March 31, 2018 and April 1, 2017 used and provided negligible cash, respectively.  There are three primary factors that impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company's largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its employees every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company's senior management participate in annual incentive plans and while progress advances are often made during the fiscal year these accrued bonus balances to the extent they are projected to be achieved generally accumulate throughout the year.  The Company's last major payroll for the thirteen week period ended March 31, 2018 was paid on March 30, 2018.

Investing Activities

Investing activities used cash of $0.3 million for the thirteen week period ended March 31, 2018 as compared to $0.1 million for the comparable prior year period.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities provided $4.9 million of cash for the thirteen week period ended March 31, 2018 as compared to using $1.8 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $4.7 million during the thirteen week period ended March 31, 2018 as compared to net repayments of $1.6 million in the comparable prior year period.  The Company generated cash of $0.2 million from sales of shares from its equity plans for both periods presented.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania which, as of March 31, 2018, provides for a $40 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Tenth Amendment entered into on February 14, 2018 when the Company increased the Revolving Credit Facility to $40 million from its previous amount of $35 million.  The Company also entered into to the Ninth Amendment on December 8, 2017 when the Company was granted waivers that expressly allowed a cash dividend of up to $12.4 million and waived certain expenses from the Company's loan covenant calculations, including $1.3 million of certain expenses related legal costs, office closures and other expenses in fiscal 2017, up to $1.0 million consulting expenses for analyzing tax credits for research and development costs and 179D energy savings tax credits on a rolling four quarter basis and up to $4.6 million for goodwill impairment.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective interest rate, including unused line fees, for the thirteen week period ended March 31, 2018 was 3.0%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of March 31, 2018, the Company was in compliance with all covenants contained in its Revolving Credit Facility.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the line of credit as of March 31, 2018 and December 30, 2017 were $32.0 million and $27.3 million, respectively.  At March 31, 2018 and December 30, 2017 there were letters of credit outstanding for $0.8 million.  At March 31, 2018, the Company had availability for additional borrowings under the Revolving Credit Facility of $7.2 million.

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

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company. The Company recently compelled arbitration with this customer.  As of March 31, 2018 the total amount due from this customer is $5.9 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million.  The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is collectible. Furthermore, the Company believes that this arbitration will conclude sometime late in fiscal year 2018 or early fiscal 2019.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2022.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years Ending	Amount
2018 (after March 31, 2018)	$2,572
2019	1,749
2020	1,091
2021	523
2022	308
Total	$6,243

Future Contingent Payments

As of March 31, 2018, the Company had six active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective August 1, 2014 the Company acquired all of the stock of Point Comm, Inc. ("PCI"); 3) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); 4) effective December 31, 2016, the Company acquired certain assets of Allied Health Professionals, LLC ("AHP"); 5) effective April 16, 2017 the Company acquired certain assets of R.A.F. Services, Inc. ("RAF") and 6) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) ("PSR"). The Company estimates future contingent payments at March 31, 2018 as follows:

Fiscal Years Ending	Total
December 29, 2018 (after March 31, 2018)	$741
December 28, 2019	625
January 2, 2021	725
Estimated future contingent consideration payments	$2,091

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at cumulative maximum of $4.1 million. The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of March 31, 2018.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of March 31, 2018, the Company's investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company's variable-rate line of credit balances during the thirteen week period ended March 31, 2018, if the interest rate on the Company's variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company's interest expense on an annualized basis would have increased by $0.3 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

We implemented the new revenue recognition standard as of December 31, 2017.  As a result, we made the following modifications to internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices:

•	Updated our policies and procedures related to recognizing revenue and added documentation processes related to meeting the new criteria for recognizing revenue.

•
Added controls to address related required disclosures regarding revenue, including the disclosure of performance obligations and our significant judgments and estimates for determining the transaction price and when to recognize revenue.

Other than the items described above, there were no changes in the Company's internal control over financial reporting  during the quarter ended March 31, 2018, that materially affected or are reasonably likely to materially affect the Company's  internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 16 to the Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section (Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 30, 2017.

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

10(a)
Tenth Amendment to Second Amended and Restated Amendment, dated as of February 14, 2018, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2018.

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

RCM Technologies, Inc.
Date: May 11, 2018	By: /s/ Rocco Campanelli
Rocco Campanelli President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 11, 2018	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 11, 2018	/s/ Rocco Campanelli Rocco Campanelli President and Chief Executive Officer

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 11, 2018	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Rocco Campanelli, President and Chief Executive Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended March 31, 2018 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Rocco Campanelli
Rocco Campanelli
President and Chief Executive Officer

Date:  May 11, 2018

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended March 31, 2018 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  May 11, 2018