Form 10-Q
period 2018-06-30
RCM TECHNOLOGIES INC
filed 2018-08-14
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Common Stock, $0.05 par value, 12,285,227 shares outstanding as of August 14, 2018.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2018 and December 30, 2017
(In thousands, except share and per share amounts)

	June 30,	December 30,
	2018	2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$431	$2,851
Accounts receivable, net	51,741	46,080
Transit accounts receivable	1,227	3,002
Prepaid expenses and other current assets	3,056	3,706
Total current assets	56,455	55,639

Property and equipment, net	3,259	3,446

Other assets:
Deposits	230	215
Goodwill	11,685	11,685
Intangible assets, net	71	105
Deferred tax assets, net, domestic	2,113	2,189
Total other assets	14,099	14,194

Total assets	$73,813	$73,279

Current liabilities:
Accounts payable and accrued expenses	$6,878	$8,634
Transit accounts payable	1,789	4,661
Accrued payroll and related costs	9,414	7,780
Income taxes payable	658	372
Liability for contingent consideration from acquisitions	482	741
Total current liabilities	19,221	22,188

Deferred tax liability, foreign	422	431
Liability for contingent consideration from acquisitions	1,251	1,350
Borrowings under line of credit	29,202	27,279
Total liabilities	50,096	51,248

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding		-
Common stock, $0.05 par value; 40,000,000 shares authorized;
15,062,930 shares issued and 12,239,758 shares outstanding at June 30, 2018 and 15,017,522 shares issued and 12,194,350 shares outstanding at December 30, 2017	753	751
Additional paid-in capital	104,933	104,540
Accumulated other comprehensive loss	(2,536)	(2,395)
Accumulated deficit	(64,446)	(65,878)
Treasury stock (2,823,172 shares at June 30, 2018 and
December 30, 2017) at cost	(14,987)	(14,987)
Stockholders' equity	23,717	22,031

Total liabilities and stockholders' equity	$73,813	$73,279

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen and Twenty-Six Week Periods Ended June 30, 2018 and July 1, 2017 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Revenues	$51,710	$45,512	$102,522	$91,853
Cost of services	38,975	33,399	77,232	67,988
Gross profit	12,735	12,113	25,290	23,865

Operating costs and expenses
Selling, general and administrative	10,076	10,075	20,497	20,392
Depreciation and amortization	398	410	812	807
Severance, professional fees and other charges	1,371	-	1,371	-
Change in contingent consideration	-	781	-	781
Operating costs and expenses	11,845	11,266	22,680	21,980

Operating income	890	847	2,610	1,885

Other (expense) income
Interest expense and other, net	(400)	(134)	(666)	(272)
Gain (loss) on foreign currency transactions	12	53	(29)	55
Other (expense) income	(388)	(81)	(695)	(217)

Income before income taxes	502	766	1,915	1,668
Income tax expense	121	577	483	929

Net income	$381	$189	$1,432	$739

Basic and diluted net earnings per share	$0.03	$0.02	$0.12	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Week Periods Ended June 30, 2018 and July 1, 2017 (Unaudited) (In thousands)

	June 30, 2018	July 1, 2017

Net income	$1,432	$739
Other comprehensive loss	(141)	(3)
Comprehensive income	$1,291	$736

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Twenty-Six Week Period Ended June 30, 2018 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2017	15,017,522	$751	$104,540	($2,395)	($65,878)	2,823,172	($14,987)	$22,031

Issuance of stock under employee stock purchase plan	45,408	2	192	-	-	-	-	194
Translation adjustment	-	-	-	(141)	-	-	-	(141)
Share-based compensation expense	-	-	201	-	-	-	-	201
Net income	-	-	-	-	1,432	-	-	1,432

Balance, June 30, 2018	$15,062,930	$753	$104,933	($2,536)	($64,446)	2,823,172	($14,987)	$23,717

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended June 30, 2018 and July 1, 2017 (Unaudited) (In thousands)

	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$1,432	$739

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	812	807
Change in contingent consideration	-	781
Share-based compensation expense	201	395
Provision for losses on accounts receivable	323	428
Deferred income tax expense	66	196
Changes in assets and liabilities:
Accounts receivable	(6,160)	1,607
Prepaid expenses and other current assets	274	251
Net of transit accounts receivable and payable	(1,094)	(272)
Accounts payable and accrued expenses	(1,425)	(536)
Accrued payroll and related costs	1,665	468
Income taxes payable	296	466
Total adjustments	(5,042)	4,591
Net cash (used in) provided by operating activities	(3,610)	5,330

Cash flows from investing activities:
Property and equipment acquired	(598)	(552)
Decrease in deposits	(15)	1
Net cash used in investing activities	(613)	(551)

Cash flows from financing activities:
Borrowings under line of credit	44,044	42,569
Repayments under line of credit	(42,121)	(46,787)
Issuance of stock for employee stock purchase plan	194	192
Common stock repurchases	-	(365)
Contingent consideration paid	(300)	(258)
Net cash provided by (used in) financing activities	1,817	(4,649)
Effect of exchange rate changes on cash and cash equivalents	(14)	(18)
(Decrease) increase in cash and cash equivalents	(2,420)	112
Cash and cash equivalents at beginning of period	2,851	279

Cash and cash equivalents at end of period	$431	$391

Supplemental cash flow information:
Cash paid for:
Interest	$446	$236
Income taxes	$338	$231

Non-cash investing activities:
Non-cash consideration for business acquisition	$ -	$133

Non-cash financing activities:
Vesting of restricted stock units	$ -	$117

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

Results for the thirteen and twenty-six week periods ended June 30, 2018 are not necessarily indicative of results that may be expected for the full year.

Fiscal Year
The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 30, 2017 was a 52-week reporting year.  The second fiscal quarters of 2018 and 2017 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
June 30, 2018	Thirteen	Twenty-Six
July 1, 2017	Thirteen	Twenty-Six

2.	Use of Estimates and Uncertainties

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

The following table presents our revenues disaggregated by revenue source for the twenty-six weeks periods ended June 30, 2018 and July 1, 2017:
	June 30, 2018	July 1, 2017
Engineering:
Time and Material	$38,460	$34,078
Fixed Fee	4,528	5,732
Total Engineering	$42,988	$39,810

Specialty Health Care:
Time and Material	$44,697	$33,726
Permanent Placement Services	795	1,150
Total Specialty Health Care	$45,492	$34,876

Information Technology:
Time and Material	$13,950	$16,921
Permanent Placement Services	92	246
Total Information Technology	$14,042	$17,167
	$102,522	$91,853

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.	Revenue Recognition (Continued)

Time and Material
The Company's IT and Healthcare segments predominantly recognize revenue through time and material work while its Engineering segment recognizes revenue through both time and material and fixed fee work. The Company's time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenues associated with these time and materials contracts are recognized based on hours worked at contracted rates.

Fixed fee
From time to time and predominantly in our Engineering segment, the Company will enter into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company's fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  On an infrequent basis, amounts paid in excess of revenues earned and recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour.  Additionally, some contracts contain "Performance Fees" (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable, the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  These fees are typically based on a percentage of the compensation paid to the person placed with the Company's client.

There was no deferred revenue balance at June 30, 2018.  The deferred revenue balance at December 30, 2017 was $596 and is included in accounts payable and accrued expense in the accompanying consolidated balance sheet at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the twenty-six week period ended June 30, 2018, the Company recognized revenue of $596 that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company's accounts receivable are comprised as follows:

	June 30, 2018	December 30, 2017
Billed	$37,934	$31,448
Accrued and unbilled	9,891	10,573
Work-in-progress	5,173	5,026
Allowance for sales discounts and doubtful accounts	(1,257)	(967)

Accounts receivable, net	$51,741	$46,080

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $1.2 million and related transit accounts payable was $1.8 million, for a net payable of $0.6 million, as of June 30, 2018.  The transit accounts receivable was $3.0 million and related transit accounts payable was $4.7 million, a net payable of $1.7 million, as of December 30, 2017.

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company for certain disputed projects. The Company recently compelled arbitration with this customer.  As of June 30, 2018 the total amount of outstanding receivables from this customer is $6.4 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million.  The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude sometime late in fiscal year 2018 or early fiscal 2019.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

Property and equipment are comprised of the following:

	June 30, 2018	December 30, 2017
Equipment and furniture	$691	$938
Computers and systems	6,503	6,172
Leasehold improvements	702	899
	7,896	8,009

Less: accumulated depreciation and amortization	4,637	4,563

Property and equipment, net	$3,259	$3,446

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $711 and $367 during the twenty-six week periods ended June 30, 2018 and July 1, 2017, respectively.  Depreciation expense for the twenty-six week periods ended June 30, 2018 and July 1, 2017 was $778 and $774, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

The Company made the following acquisitions during fiscal 2018 and 2017:

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

Future Contingent Payments
As of June 30, 2018, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); and 3) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) ("PSR"). The Company estimates future contingent payments at June 30, 2018 as follows:

Fiscal Years Ending	Total
December 29, 2018 (after June 30, 2018)	$482
December 28, 2019	526
January 2, 2021	725
Estimated future contingent consideration payments	$1,733

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at cumulative maximum of $2.3 million.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of June 30, 2018.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.  There has been no change in the fair value of contingent consideration for the twenty-six week period ended June 30, 2018.

The Company paid contingent consideration of $0.3 million during both the twenty-six week periods ended June 30, 2018 and July 1, 2017.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company has determined that no impairment of goodwill existed during the twenty-six week period ended June 30, 2018.

There were no changes in the carrying amount of goodwill for the twenty-six week period ended June 30, 2018.

	Engineering	Specialty Health Care	Information Technology	Total

Balance as of June 30, 2018 and December 30, 2017	$7,249	$2,398	$2,038	$11,685

8.	Intangible Assets

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

Intangible assets are substantially attributable to the Company's Engineering segment and include the following:

	Twenty-Six Week Periods Ended
	June 30, 2018	July 1, 2017
Customer contracts and relations	$59	$115
Non-compete agreements	12	22

Intangible assets	$71	$137

Amortization expense of intangible assets for the twenty-six week periods ended June 30, 2018 and July 1, 2017 was $34 and $33, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania which, as of June 30, 2018, provides for a $40 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Eleventh Amendment entered into on May 21, 2018 when a tier from its interest rate pricing grid was eliminated.  The Company also entered into to the Tenth Amendment on February 14, 2018 when the Company increased the Revolving Credit Facility to $40 million from its previous amount of $35 million and entered into the  Ninth Amendment on December 8, 2017 when the Company was granted waivers that expressly allowed a cash dividend of up to $12.4 million and waived certain expenses from the Company's loan covenant calculations, including $1.3 million of certain expenses related legal costs, office closures and other expenses in fiscal 2017, up to $1.0 million consulting expenses for analyzing tax credits for research and development costs and 179D energy savings tax credits on a rolling four quarter basis and up to $4.6 million for goodwill impairment.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the twenty-six week period ended June 30, 2018 was 3.6%.

The Company and its subsidiaries amended and restated the Revolving Credit Facility on August 9, 2018 as more fully detailed in Footnote 18 – Subsequent Events.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of June 30, 2018, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of June 30, 2018 and December 30, 2017 were $29.2 million and $27.3 million, respectively.  At June 30, 2018 and December 30, 2017 there were letters of credit outstanding for $0.8 million.  At June 30, 2018, the Company had availability for additional borrowings under the Revolving Credit Facility of $10.0 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the thirteen and twenty-six week periods ended June 30, 2018 and July 1, 2017 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 30, 2018	July1, 2017	June 30, 2018	July1, 2017

Basic weighted average shares outstanding	12,239,758	11,961,967	12,239,259	11,954,310
Dilutive effect of outstanding restricted stock awards	21,895	107,321	20,200	104,052
Weighted average dilutive shares outstanding	12,261,653	12,069,288	12,259,459	12,058,362

For both the thirteen and the twenty-six week periods ended June 30, 2018, there were no anti-dilutive shares not included in the calculation of common stock equivalents as there were no stock options outstanding.  For both the thirteen and the twenty-six week periods ended July 1, 2017 there were 40,000 absolute anti-dilutive shares not included in the calculation of common stock equivalents.  These were determined to be anti-dilutive because the exercise prices of the associated stock options for the periods were higher than the average market price of the Company's common stock for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	June 30, 2018	December 30, 2017

Time-based restricted stock units outstanding	96,195	87,034
Performance-based restricted stock units outstanding	240,000	400,000
Future grants of options or shares	483,071	332,232
Shares reserved for employee stock purchase plan	131,872	177,280

Total	951,138	996,546

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation

At June 30, 2018, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company's common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based  compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $201 and $395 was recognized for the twenty-six week periods ended June 30, 2018 and July 1, 2017, respectively.  Share based compensation for the twenty-six week period ended June 30, 2018 did not include any expense associated with performance-based restricted stock units since they were, as of June 30, 2018, determined to be unlikely to vest.

As of June 30, 2018, the Company had approximately $344 of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company's various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards that may be granted in future periods or c) the impact of any potential changes in the Company's forfeiture rate.

Incentive Share-Based Plans

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company's shareholders in December 2014, provides for the issuance of up to 625,000 shares of the Company's common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  In fiscal 2016, the Company amended and restated the 2014 Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance under the Plan by an additional 500,000 shares so that the total number of shares of stock reserved for issuance under the Plan is 1,125,000 shares.  The expiration date of the Plan is December 1, 2026.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.

As of June 30, 2018, under the 2014 Plan, 96,195 time-based and 240,000 performance-based restricted share units were outstanding and 483,071 shares were available for awards thereunder.

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

Incentive Share-Based Plans (Continued)

Employee Stock Purchase Plan (Continued)

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

The Company has two offering periods in the Purchase Plan coinciding with the Company's first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (on January 2, 2018) was 45,408.  As of June 30, 2018, there were 131,872 shares available for issuance under the Purchase Plan.

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

To date, the Company has issued time-based restricted stock units only under the 2007 and 2014 Plans.  The 2007 Plan has expired and there are no time-based restricted stock units outstanding thereunder.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the twenty-six week period ended June 30, 2018:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2017	87,034	$5.88
Granted	15,000	$5.33
Vested	-	-
Forfeited or expired	5,839	$6.85
Outstanding non-vested at June 30, 2018	96,195	$5.74

Based on the closing price of the Company's common stock of $4.94 per share on June 29, 2018 (the last trading day prior to June 30, 2018), the intrinsic value of the time-based non-vested restricted stock units at June 30, 2018 was approximately $475.  As of June 30, 2018, there was approximately $344 of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

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

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during 2018:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2017	400,000	$5.11
Granted	200,000	$5.66
Vested	-	-
Forfeited or expired	360,000	$5.29
Outstanding non-vested at June 30, 2018	240,000	$5.29

As of June 30, 2018, the Company considers the metrics related to 240,000 of the performance-based restricted stock units unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on the performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

12.	Treasury Stock Transactions

On October 28, 2013, the Board of Directors authorized a repurchase program to purchase up to $5.0 million of outstanding shares of common stock at the prevailing market prices, from time to time over the subsequent 12-month period.  On September 30, 2014, the Board extended this repurchase program through October 31, 2015.  On September 11, 2015, the Board extended this repurchase program through December 31, 2016.  On August 9, 2016, the Board authorized an additional $5.0 million to the repurchase program and extended this repurchase program through December 31, 2017.  For the twenty-six week period ended June 30, 2018, the Company did not purchase any treasury shares.  For the twenty-six week period ended July 1, 2017, the Company purchased 59,312 shares at an average price of $6.16.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019.  Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company expects the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company's management system:

Thirteen Week Period Ended June 30, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$21,571	$22,858	$7,281	$ -	$51,710
Cost of services	15,934	17,771	5,270	-	38,975
Gross profit	5,637	5,087	2,011	-	12,735
Selling, general and administrative	4,104	4,137	1,835	-	10,076
Depreciation and amortization	265	106	27	-	398
Severance, professional fees and other charges	-	-	-	1,371	1,371
Operating income (loss)	$1,268	$844	$149	($1,371)	$890

Total assets as of June 30, 2018	$35,602	$26,069	$6,497	$5,645	$73,813
Capital expenditures	$282	$16	$9	$2	$309

Thirteen Week Period Ended July 1, 2017	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$20,586	$16,369	$8,557	$ -	$45,512
Cost of services	14,889	12,310	6,200	-	33,399
Gross profit	5,697	4,059	2,357	-	12,113
Selling, general and administrative	4,184	3,747	2,144	-	10,075
Change in contingent consideration	-	-	-	781	781
Depreciation and amortization	282	88	40	-	410
Operating income (loss)	$1,231	$224	$173	($781)	$847

Total assets as of July 1, 2017	$34,050	$16,742	$11,260	$3,574	$65,626
Capital expenditures	$40	$415	-	$5	$460

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Twenty-Six Week Period Ended June 30, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$42,988	$45,492	$14,042	$ -	$102,522
Cost of services	31,658	35,156	10,418	-	77,232
Gross profit	11,330	10,336	3,624	-	25,290
Selling, general and administrative	8,225	8,608	3,664	-	20,497
Depreciation and amortization	548	211	53	-	812
Severance, professional fees and other charges	-	-	-	$1,371	1,371
Operating income (loss)	$2,557	$1,517	($93)	($1,371)	$2,610

Total assets as of June 30, 2018	$35,602	$26,069	$6,497	$5,645	$73,813
Capital expenditures	$391	$56	$18	$133	$598

Twenty-Six Week Period Ended July 1, 2017	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$39,810	$34,876	$17,167	$ -	$91,853
Cost of services	29,076	26,255	12,657	-	67,988
Gross profit	10,734	8,621	4,510	-	23,865
Selling, general and administrative	8,219	7,676	4,497	-	20,392
Change in contingent consideration	-	-	-	781	781
Depreciation and amortization	566	160	81	-	807
Operating income (loss)	$1,949	$785	($68)	($781)	$1,885

Total assets as of July 1, 2017	$34,050	$16,742	$11,260	$3,574	$65,626
Capital expenditures	$109	$415	-	$28	$552

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenues by geographic area for the twenty-six week periods ended June 30, 2018 and July 1, 2017 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues
U. S.	$42,044	$37,158	$83,635	$75,876
Canada	8,005	7,222	15,634	13,717
Puerto Rico	1,046	1,132	2,029	2,260
Serbia	615	-	1,224	-
	$51,710	$45,512	$102,522	$91,853

Total assets by geographic area as of the reported periods are as follows:

	June 30, 2018	December 30, 2017
Total assets
U. S.	$53,934	$52,595
Canada	14,146	15,419
Puerto Rico	1,854	1,891
Serbia	3,879	3,374
	$73,813	$73,279

15.	Income Taxes

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), directing taxpayers to consider the impact of the Tax Act as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the Company's estimates due to, among other things, changes in interpretations of the Tax Act, further legislation related to the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the Company has utilized to calculate the impacts of the Tax Act. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company currently anticipates finalizing any resulting adjustments before the end of its fiscal year ending December 29, 2018.  The Company, based on current knowledge, estimated the impact of SAB 118 on its income tax provision for the fifty-two week period ended December 30, 2017.  The total impact was an increase to its fiscal 2017 tax expense of $1.2 million, including $1.0 million for a reduction in deferred tax benefit and $0.2 million related to transition repatriation taxes. Any subsequent changes to the Company's fiscal 2017 tax expense estimates, if any, could materially impact the Company's fiscal 2018 tax provision. As of June 30, 2018, the Company is unaware of any factors or potential revisions that would materially change the Company's estimated fiscal 2017 tax provision.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Income Taxes (Continued)

The projected fiscal 2018 effective income tax rates as of June 30, 2018 for the twenty-six week period ended June 30, 2018 are approximately 28.3%, 26.5% and 17.3% in the United States, Canada and Serbia, respectively, and yielded a consolidated effective income tax rate of approximately 25.2% for the twenty-six week period ended June 30, 2018.  The comparable prior year period estimated income tax rates were 41.6% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 37.9% for the twenty-six week period ended July 1, 2017.  The Company did not have Serbian operations for the comparable prior year period. The significant decrease in the tax rate in the United States for the twenty-six week period ended June 30, 2018 as compared to the comparable prior year period was due to the reduction in the Company's federal income tax rate to 21.0% from 34.0% as provided for in the Tax Cuts and Jobs Act. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $9.4 million in damages (including $9.3 million in counter claims described below) as of June 30, 2018.  As of June 30, 2018, the Company had a negligible accrual for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company for certain disputed projects. The Company recently compelled arbitration with this customer.  As of June 30, 2018 the total amount of outstanding receivables from this customer is $6.4 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million.  The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude sometime late in fiscal year 2018 or early fiscal 2019.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.  Severance, Professional Fees and Other Charges

The Company experienced $1.4 million in severance, professional fees and other charges for the thirteen week period ended June 30, 2018.  These charges include severance accrued for the Company's former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.5 million incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  The Company did not incur any such charges in the comparable prior year period.

18.  Subsequent Events

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on August 9, 2018.  As amended and restated, the Revolving Credit Facility, now provides for a $45.0 million revolving credit facility (increased from $40.0 million), no longer has a sub-limit for letters of credit (from a sub-limit of $5.0 million) and expires on August 8, 2023. The amended and restated Revolving Credit Facility provides the Company waivers from certain financial covenant calculations of up to $1.4 million in the borrowers' fiscal year ending on December 31, 2018 for certain expenses including severance accrued for the Company's former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, charges incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  Except as noted, all material terms remain unchanged.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 30, 2018 Compared to Thirteen Week Period Ended July 1, 2017

A summary of operating results for the thirteen week periods ended June 30, 2018 and July 1, 2017 is as follows (in thousands):

	June 30, 2018		July 1, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$51,710	100.0	$45,512	100.0
Cost of services	38,975	75.4	33,399	73.4
Gross profit	12,735	24.6	12,113	26.6

Selling, general and administrative	10,076	19.5	10,075	22.1
Depreciation and amortization	398	0.8	410	0.9
Severance, professional fees and other charges	1,371	2.6	-	-
Change in contingent consideration	-	-	781	1.7
	11,845	22.9	11,266	24.7

Operating income	890	1.7	847	1.9
Interest expense, net and foreign currency transactions	(388)	0.8	(81)	(0.2)

Income before income taxes	502	0.9	766	1.7
Income tax expense	121	0.2	577	1.3

Net income	$381	0.7	$189	0.4

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended June 30, 2018 and July 1, 2017 consisted of thirteen weeks each.

Revenues.  Revenues increased 13.6%, or $6.2 million, for the thirteen week period ended June 30, 2018 as compared to the thirteen week period ended July 1, 2017 (the "comparable prior year period").  Revenues increased $1.0 million in the Engineering segment, increased $6.5 million in the Specialty Health Care segment and decreased $1.3 million in the Information Technology segment.  On the last day of fiscal 2017, the Company disposed of its Microsoft Solutions Business Unit ("Microsoft Business"), which generated $0.5 million in revenues for the thirteen week period ended July 1, 2017.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the thirteen week period ended June 30, 2018, the Company generated total revenues from its Canadian clients of $8.0 million in U.S. dollars at an Exchange Rate of 77.6% as compared to $7.2 million in U.S. dollars at an Exchange Rate of 74.4% for the prior year comparable period.

Cost of Services and Gross Profit.  Cost of services increased 16.7%, or $5.6 million, for the thirteen week period ended June 30, 2018 as compared to the comparable prior year period. Cost of services increased due to the increase in revenues.  Cost of services as a percentage of revenues for the thirteen week periods ended June 30, 2018 and July 1, 2017 was 75.4% and 73.4%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 30, 2018 Compared to Thirteen Week Period Ended July 1, 2017 (Continued)

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses were $10.1 million for both of the thirteen week periods ended June 30, 2018 and July 1, 2017.  As a percentage of revenues, SGA expenses were 19.5% for the thirteen week period ended June 30, 2018 and 22.1% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Severance, Professional Fees and Other Charges. The Company experienced $1.4 million in severance, professional fees and other charges for the thirteen week period ended June 30, 2018.  These charges include severance accrued for the Company's former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.5 million incurred related to transactional financial advisory fees, legal fees associated with defending a frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  The Company did not incur any such charges in the comparable prior year period.

Change in Contingent Consideration.  There was no change to contingent consideration for the thirteen week period ended June 30, 2018.  The Company incurred charges of $0.8 million for increases to contingent consideration for the thirteen week period ended July 1, 2017.  The increase can be principally attributed to the PCI acquisition.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased to $0.4 million as compared to $0.1 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company's line of credit.  The primary reason for the increased borrowing was to fund the Company's $12.2 million cash dividend paid in December 2017.

Income Tax Expense.  The Company recognized $0.1 million of income tax expense for the thirteen week period ended June 30, 2018, as compared to $0.6 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 24.1% as compared to 75.3% for the comparable prior year period. The projected fiscal 2018 income tax rates as of June 30, 2018 were approximately 28.3%, 26.5% and 17.3% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the thirteen week period ended June 30, 2018 was lower than the comparable prior year period primarily due to the reduction of the Company's federal income tax rate to 21.0% from 34.0% as provided for in the Tax Cuts and Jobs Act and the impact of its Serbian operations acquired in October 2017.  The Company did not have Serbian operations for the comparable prior year period.  Additionally, the consolidated effective income tax rate for the comparable prior year period is impacted by a discrete permanent difference due to the increase in contingent consideration of $0.8 million. The consolidated effective income tax rate after eliminating this discrete permanent difference was 37.3%.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 30, 2018 Compared to Thirteen Week Period Ended July 1, 2017 (Continued)

Segment Discussion
Engineering
Engineering revenues of $21.6 million for the thirteen week period ended June 30, 2018 increased 4.8%, or $1.0 million, as compared to the comparable prior year period.  The increase was due to increases in revenues of $1.6 million from the Company's Energy Services Group and $0.1 million from the Company's Canadian Power Systems Engineering Group offset by a decrease in revenues of $0.7 million from the Company's Aerospace Group.  Gross profit decreased 1.1%, or $0.1 million, as compared to the comparable prior year period. Gross margin for the current period was 26.1% as compared to 27.7% for the comparable prior year period. The gross profit and gross margin decreases were primarily due to less favorable utilization of billable consultants on fixed price contracts as the Company naturally experiences variability in utilization from quarter to quarter. The Engineering segment operating income was $1.3 million for the thirteen week period ended June 30, 2018 as compared to $1.2 million for the comparable prior year period. The improvement in operating income was primarily driven by a decrease in SGA expense of $0.1 million. The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense.

Specialty Health Care

Specialty Health Care revenues of $22.9 million for the thirteen week period ended June 30, 2018 increased 39.6%, or $6.5 million, as compared to the comparable prior year period.  The primary drivers of the increase in the revenues for the Specialty Health Care segment were increases of $4.5 million from the New York City Office, $1.3 million from the Honolulu office and $0.4 million from the HIM practice.  The primary reason for revenue increases in New York City and Hawaii were incremental additions of paraprofessionals billed on school contracts. The Specialty Health Care segment's gross profit increased by 25.3%, or $1.0 million, to $5.1 million for the thirteen week period ended June 30, 2018 as compared to $4.1 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenues, offset by lower gross profit margin. The Specialty Health Care segment's gross profit margin for the thirteen week period ended June 30, 2018 decreased to 22.3% as compared to 24.8% for the comparable prior year period. The decrease in gross profit margin was primarily driven by a decrease in high gross profit margin permanent placement revenues of $0.3 million, the large increase in lower gross margin paraprofessional revenues in New York City and decreases in gross profit margin from the travel nursing staffing group, generally due to market factors including increased competition and constrained labor.  Specialty Health Care experienced operating income of $0.8 million for the thirteen week period ended June 30, 2018 as compared to $0.2 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase of $0.4 million in SGA expense.  SGA expense increased primarily due to the need to increase SGA infrastructure expense in order to support the increased activity levels associated with higher revenues and a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 30, 2018 Compared to Thirteen Week Period Ended July 1, 2017 (Continued)

Segment Discussion (Continued)

Information Technology

Information Technology revenues of $7.3 million for the thirteen week period ended June 30, 2018 decreased 14.9%, or $1.3 million, as compared to $8.6 million for the comparable prior year period.  The decrease was primarily from reductions in project revenues from several large clients that were not replaced.  Additionally, on the last day of fiscal 2017, the Company sold its Microsoft Business which generated $0.5 million in revenues for the thirteen week period ended July 1, 2017.  Gross profit of $2.0 million for the thirteen week period ended June 30, 2018 decreased 14.7%, or $0.3 million, as compared to $2.4 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenues. Additionally, the Microsoft Business contributed $0.1 million in gross profit in the comparable prior year period. The Information Technology gross profit margin for the thirteen week period ended June 30, 2018 slightly increased at 27.6% as compared to 27.5% for the comparable prior year period. The Information Technology segment experienced operating income of $0.1 million for the thirteen week period ended June 30, 2018 and operating income of $0.2 million for the comparable prior year period.  The current period reflects a decrease in SGA expense of $0.3 million. The decrease in SGA expense was primarily due to lower selling costs associated with lower revenue and gross profit, a focus on rightsizing SGA expense and also a lower allocation of corporate SGA expense. Additionally, the Microsoft Business generated $0.1 million in SGA expense for the comparable prior year period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 30, 2018 Compared to Twenty-Six Week Period Ended July 1, 2017

A summary of operating results for the twenty-six week periods ended June 30, 2018 and July 1, 2017 is as follows (in thousands):

	June 30, 2018		July 1, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$102,522	100.0	$91,853	100.0
Cost of services	77,232	75.3	67,988	74.0
Gross profit	25,290	24.7	23,865	26.0

Selling, general and administrative	20,497	20.0	20,392	22.2
Depreciation and amortization	812	0.8	807	0.9
Severance, professional fees and other charges	1,371	1.3	-	-
Change in contingent consideration	-	-	781	0.8
	22,680	22.1	21,980	23.9

Operating income	2,610	2.6	1,885	2.1
Interest expense, net and foreign currency transactions	(695)	(0.8)	(217)	(0.3)

Income before income taxes	1,915	1.8	1,668	1.8
Income tax expense	483	0.5	929	1.0

Net income	$1,432	1.3	$739	0.8

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended June 30, 2018 and July 1, 2017 consisted of twenty-six weeks each.

Revenues.  Revenues increased 11.6%, or $10.7 million, for the twenty-six week period ended June 30, 2018 as compared to the twenty-six week period ended July 1, 2017 (the "comparable prior year period").  Revenues increased $3.2 million in the Engineering segment, increased $10.6 million in the Specialty Health Care segment and decreased $3.1 million in the Information Technology segment.  On the last day of fiscal 2017, the Company disposed of its Microsoft Solutions Business Unit ("Microsoft Business"), which generated $1.0 million in revenues for the twenty-six week period ended July 1, 2017.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the twenty-six week period ended June 30, 2018, the Company generated total revenues from its Canadian clients of $15.6 million in U.S. dollars at an Exchange Rate of 78.3% as compared to $13.7 million in U.S. dollars at an Exchange Rate of 74.9 % for the prior year comparable period.

Cost of Services and Gross Profit.  Cost of services increased 13.6%, or $9.2 million, for the twenty-six week period ended June 30, 2018 as compared to the comparable prior year period. Cost of services increased due to the increase in revenues.  Cost of services as a percentage of revenues for the twenty-six week periods ended June 30, 2018 and July 1, 2017 was 75.3% and 74.0%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 30, 2018 Compared to Twenty-Six Week Period Ended July 1, 2017 (Continued)

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses increased 0.5%, or $0.1 million, as compared to the comparable prior year period.  SGA expenses increased due to the increase in revenues.  As a percentage of revenues, SGA expenses were 20.0% for the twenty-six week period ended June 30, 2018 and 22.2% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Severance, Professional Fees and Other Charges. The Company experienced $1.4 million in severance, professional fees and other charges for the thirteen week period ended June 30, 2018.  These charges include severance accrued for the Company's former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.5 million incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  The Company did not incur any such charges in the comparable prior year period.

Change in Contingent Consideration.  There was no change to contingent consideration for the twenty-six week period ended June 30, 2018.  The Company incurred charges of $0.8 million for increases to contingent consideration for the twenty-six week period ended July 1, 2017.  The increase can be principally attributed to the PCI acquisition.  Since the PCI acquisition was for stock in Canada the increase in purchase price is not tax deductible and is treated as a permanent difference.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased to $0.7 million as compared to $0.3 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company's line of credit.  The primary reason for the increased borrowing was to fund the Company's $12.2 million cash dividend paid in December 2017.

Income Tax Expense.  The Company recognized $0.5 million of income tax expense for the twenty-six week period ended June 30, 2018, as compared to $0.9 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 25.2% as compared to 55.7% for the comparable prior year period. The projected fiscal 2018 income tax rates as of June 30, 2018 were approximately 28.3%, 26.5% and 17.3% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the twenty-six week period ended June 30, 2018 was lower than the comparable prior year period primarily due to the reduction of the Company's federal income tax rate to 21.0% from 34.0% as provided for in the Tax Cuts and Jobs Act and the impact of its Serbian operations acquired in October 2017.  The Company did not have Serbian operations for the comparable prior year period.  Additionally, the consolidated effective income tax rate for the comparable prior year period is impacted by a discrete permanent difference due to the increase in contingent consideration of $0.8 million. The consolidated effective income tax rate after eliminating this discrete permanent difference was 37.9%.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-six Week Period Ended June 30, 2018 Compared to Twenty-six Week Period Ended July 1, 2017 (Continued)

Segment Discussion
Engineering
Engineering revenues of $43.0 million for the twenty-six week period ended June 30, 2018 increased 8.0%, or $3.2 million, as compared to the comparable prior year period.  The increase was due to increases in revenues of $3.6 million from the Company's Energy Services Group and $0.3 million from the Company's Canadian Power Systems Engineering Group offset by a decrease in revenues of $0.7 million from the Company's Aerospace Group.  Gross profit increased 5.6%, or $0.6 million, as compared to the comparable prior year period. Gross profit increased due to the increase in revenues offset by a decrease in gross margin to 26.4% for the current period as compared to 27.0% for the comparable prior year period. The gross margin decrease was primarily due to less favorable utilization of billable consultants on fixed price contracts as the Company naturally experiences variability in utilization from quarter to quarter. The Engineering segment operating income was $2.6 million for the twenty-six week period ended June 30, 2018 as compared to $1.9 million for the comparable prior year period. The improvement in operating income was primarily driven by the increase in gross profit. SGA expense was essentially unchanged in the current period.

Specialty Health Care

Specialty Health Care revenues of $45.5 million for the twenty-six week period ended June 30, 2018 increased 30.4%, or $10.6 million, as compared to the comparable prior year period.  The primary drivers of the increase in the revenues for the Specialty Health Care segment were increases of $8.5 million from the New York City Office, $2.4 million from the Honolulu office and $0.6 million from the HIM practice, offset by a decrease in revenue of $0.8 million from travel nursing staffing group.  The primary reason for revenue increases in New York City and Hawaii were incremental additions of paraprofessionals billed on school contracts.  The Company primarily attributes the decline in revenue from its travel nursing staffing group to increased competition from large national competitors. The Specialty Health Care segment's gross profit increased by 19.9%, or $1.7 million, to $10.3 million for the twenty-six week period ended June 30, 2018 as compared to $8.6 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenues, offset by lower gross profit margin. The Specialty Health Care segment's gross profit margin for the twenty-six week period ended June 30, 2018 decreased to 22.7% as compared to 24.7% for the comparable prior year period. The decrease in gross profit margin was primarily driven by a decrease in high gross profit margin permanent placement revenues of $0.4 million, the large increase in lower gross margin paraprofessional revenues in New York City and decreases in gross profit margin from the travel nursing staffing group, generally due to market factors including increased competition and constrained labor.  Specialty Health Care experienced operating income of $1.5 million for the twenty-six week period ended June 30, 2018 as compared to $0.8 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase of $0.9 million in SGA expense.  SGA expense increased primarily due to the need to increase SGA infrastructure expense in order to support the increased activity levels associated with higher revenues and a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-six Week Period Ended June 30, 2018 Compared to Twenty-six Week Period Ended July 1, 2017 (Continued)

Segment Discussion (Continued)

Information Technology

Information Technology revenues of $14.0 million for the twenty-six week period ended June 30, 2018 decreased 18.2%, or $3.1 million, as compared to $17.2 million for the comparable prior year period.  The decrease was primarily from reductions in project revenues from several large clients that were not replaced.  Additionally, on the last day of fiscal 2017, the Company sold its Microsoft Business which generated $1.0 million in revenues for the twenty-six week period ended July 1, 2017.  Gross profit of $3.6 million for the twenty-six week period ended June 30, 2018 decreased 19.6%, or $0.9 million, as compared to $4.5 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenues and a decrease in gross profit margin. Additionally, the Microsoft Business contributed $0.2 million in the comparable prior year period. The Information Technology gross profit margin for the twenty-six week period ended June 30, 2018 was 25.8% as compared to 26.3% for the comparable prior year period.  Gross profit margin decreased because large project high-value, high-margin revenues decreased and thereby increased the portion of lower gross profit margin staffing-oriented revenues. The Information Technology segment experienced an operating loss of ($0.1) million for both periods  The current year reflects a decrease in SGA expense of $0.8 million. The decrease in SGA expense was primarily due to lower selling costs associated with lower revenue and gross profit, a focus on rightsizing SGA expense and also a lower allocation of corporate SGA expense. Additionally, the Microsoft Business generated $0.2 million in SGA expense for the comparable prior year period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	June 30, 2018	July1, 2017
Cash provided by (used in):
Operating activities	($3,610)	$5,330
Investing activities	($613)	($551)
Financing activities	$1,817	($4,649)

Operating Activities

Operating activities used $3.6 million of cash for the twenty-six week period ended June 30, 2018 as compared to providing $5.3 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the twenty-six week period ended June 30, 2018 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the twenty-six week period ended June 30, 2018 was $1.4 million as compared to $0.7 million for the comparable prior year period.  An increase in accounts receivables in the twenty-six week period ended June 30, 2018 used $6.2 million of cash as compared to providing $1.6 million in the comparable prior year period. The Company attributes the increase in accounts receivables for the twenty-six week period ended June 30, 2018 to several different clients in both its Engineering and Specialty Health Care segments that experienced temporary delays in its approval and payment processes.  The Company anticipates that its accounts receivable balance relative to revenues will improve during the second half of fiscal 2018.

The Company's transit accounts payable generally exceeds the Company's transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.6 million and $1.7 million as of June 30, 2018 and December 30, 2017, respectively, so the cash impact during the twenty-six week period ended June 30, 2018 used $1.1 million in cash.  The net of transit accounts payable and transit accounts receivable was a net payable of $2.2 million and $2.5 million as of July 1, 2017 and December 31, 2016, respectively, so the cash impact during the twenty-six week period ended July 1, 2017 used $0.3 million in cash.

Prepaid expenses and other current assets provided $0.3 million of cash for both the twenty-six week periods ended June 30, 2018 and July 1, 2017.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $1.4 million for the twenty-six week period ended June 30, 2018 as compared to $0.5 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs for the twenty-six week periods ended June 30, 2018 and July 1, 2017 provided $1.7 million and $0.5 million in cash, respectively.  A large portion of current period cash provided from changes in accrued payroll and related costs consists of $0.9 million in severance and related costs accrued for payment to the Company's former chief executive officer.  There are three primary factors that impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company's largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has twenty-six periods in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company's senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year these accrued bonus balances to the extent they are projected to be achieved generally accumulate throughout the year.  The Company's last major payroll for the twenty-six week period ended June 30, 2018 was paid on June 22, 2018.

Investing Activities

Investing activities used cash of $0.6 million for both the twenty-six week periods ended June 30, 2018 and July 1, 2017.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities provided $1.8 million of cash for the twenty-six week period ended June 30, 2018 as compared to using $4.6 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $1.9 million during the twenty-six week period ended June 30, 2018 as compared to net repayments of $4.2 million in the comparable prior year period.  The Company generated cash of $0.2 million from sales of shares from its equity plans for both periods presented.

The Company and its subsidiaries are party to a loan agreement with Citizens Bank of Pennsylvania which, as of June 30, 2018, provides for a $40 million revolving credit facility and includes a sub-limit of $5 million for letters of credit (the "Revolving Credit Facility") and expires December 11, 2019.  The Revolving Credit Facility has been amended several times, most recently pursuant to the Eleventh Amendment entered into on May 21, 2018 when a tier from its interest rate pricing grid was eliminated.  The Company also entered into to the Tenth Amendment on February 14, 2018 when the Company increased the Revolving Credit Facility to $40 million from its previous amount of $35 million and entered into the  Ninth Amendment on December 8, 2017 when the Company was granted waivers that expressly allowed a cash dividend of up to $12.4 million and waived certain expenses from the Company's loan covenant calculations, including $1.3 million of certain expenses related legal costs, office closures and other expenses in fiscal 2017, up to $1.0 million consulting expenses for analyzing tax credits for research and development costs and 179D energy savings tax credits on a rolling four quarter basis and up to $4.6 million for goodwill impairment.  Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the twenty-six week period ended June 30, 2018 was 3.6%.

The Company and its subsidiaries amended and restated the Revolving Credit Facility on August 9, 2018 as more fully detailed in Footnote 18 – Subsequent Events.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of June 30, 2018, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of June 30, 2018 and December 30, 2017 were $29.2 million and $27.3 million, respectively.  At June 30, 2018 and December 30, 2017 there were letters of credit outstanding for $0.8 million.  At June 30, 2018, the Company had availability for additional borrowings under the Revolving Credit Facility of $10.0 million.

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

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed to the Company for certain disputed projects. The Company recently compelled arbitration with this customer.  As of June 30, 2018 the total amount of outstanding receivables from this customer is $6.4 million, subject to an upward adjustment following disclosures by the customer in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims of $9.3 million.  The Company also believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude sometime late in fiscal year 2018 or early fiscal 2019.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2022.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years Ending	Amount
2018 (after June 30, 2018)	$1,766
2019	1,764
2020	1,098
2021	579
2022	339
Total	$5,546

Future Contingent Payments

As of June 30, 2018, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); and 3) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) ("PSR"). The Company estimates future contingent payments at June 30, 2018 as follows:

Fiscal Years Ending	Total
December 29, 2018 (after June 30, 2018)	$482
December 28, 2019	526
January 2, 2021	725
Estimated future contingent consideration payments	$1,733

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at cumulative maximum of $2.3 million.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of June 30, 2018.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.  There was no change in the fair value of contingent consideration for the twenty-six week period ended June 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of June 30, 2018, the Company's investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company's variable-rate line of credit balances during the twenty-six week period ended June 30, 2018, if the interest rate on the Company's variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company's interest expense on an annualized basis would have increased by $0.3 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

There were no changes in the Company's internal control over financial reporting  during the quarter ended June 30, 2018, that materially affected or are reasonably likely to materially affect the Company's  internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 16 to the Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" sections (Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 30, 2017 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On August 9, 2018, the Company and all of its subsidiaries (collectively, the "Borrowers") entered into a Third Amended & Restated Loan and Security Agreement (the "Amended and Restated Loan Agreement") with Citizens Bank of Pennsylvania, as lender (in such capacity, the "Lender") and as administrative agent and arranger (in such capacity, the "Administrative Agent"), to amend and restate in its entirety that certain Second Amended and Restated Loan and Security Agreement dated as of the 19th day of February, 2009 (as the same has been amended and modified prior to the date hereof, the "Existing Loan Agreement").

Under the Amended and Restated Loan Agreement, the total commitment is $45.0 million (increased from $40.0 million under the Existing Loan Agreement). The Amended and Restated Loan Agreement no longer has a sub-limit for letters of credit (the Existing Loan Agreement had a $5.0 million sub-limit for letters of credit). The Amended and Restated Loan Agreement has a maturity date of August 8, 2023. Borrowings under the Amended and Restated Loan Agreement remain collateralized with substantially all of the Company's assets, as well as the capital stock of our subsidiaries.

Borrowings under the Amended and Restated Loan Agreement bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate, plus applicable margin, generally borrowed over shorter durations. The amount of the spread depends on the ratio of consolidated funded debt to consolidated EBITDA (which, for purposes of the Amended and Restated Loan Agreement, is defined as the sum of (a) consolidated net income (excluding any realized gains or losses from foreign exchange transactions) before interest, income taxes, depreciation and amortization, (b) non-cash charges (including, but not limited to, any write-offs of goodwill), (c) the net loss if any (expressed as a positive number) arising solely from Permitted Asset or Stock Sales (as defined in the Amended and Restated Loan Agreement) up to an amount, which when added to other net losses previously recognized under clause (c) does not exceed $5,000,000.00 in the aggregate, subject to certain permitted add-backs and (d) up to $1.0 million consulting expenses for analyzing tax credits for research and development costs and 179D energy savings tax credits on a rolling four quarter basis.

The Amended and Restated Loan Agreement contains certain affirmative and negative covenants including limitations on specified levels of capital expenditures, consolidated leverage, and consolidated fixed charges, and includes limitations on, among other things, dividends, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a monthly unused facility fee on the amount of the Amended and Restated Loan Agreement not drawn which ranges from 10 to 20 basis points, depending upon the ratio of consolidated funded debt to consolidated EBITDA. Upon the occurrence of an event of default under the Credit Facility, such as non-payment or failure to observe specific covenants, the Lender would be entitled to declare all amounts outstanding under the Amended and Restated Loan Agreement immediately due and payable.

The Amended and Restated Loan Agreement provides the Company waivers from certain financial covenant calculations of up to $1.4 million in the borrowers' fiscal year ending on December 31, 2018 for certain expenses including severance accrued for the Company's former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, charges incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive and up to $1.4 million in the borrowers' fiscal year ending on December 30, 2017 of certain expenses related to legal costs, office closures and other expenses.

This description of the Amended and Restated Loan Agreement is only a summary and is qualified in its entirety by reference to the full text of the Amended and Restated Loan Agreement, which is attached as Exhibit 10(d) to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

10(a)
Eleventh Amendment to Second Amended and Restated Amendment, dated as of May 21, 2018, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2018.

10(b)
Executive Severance Agreement, dated as of June 1, 2018, by and between the Company and Bradley S. Vizi; incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018.

10(c)
Release and Separation Agreement, dated as of June 6, 2018, by and between the Company and Rocco Campanelli; incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018.

10(d)*
Third Amended & Restated Loan and Security Agreement, dated as of August 9, 2018, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**
Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2**
Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

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

RCM Technologies, Inc.
Date: August 14, 2018	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 14, 2018	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

Exhibit 31.1

RCM TECHNOLOGIES, INC.
CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATION

I, Bradley S. Vizi, certify that:

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2018	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2018	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Bradley S. Vizi, Executive Chairman and President of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended June 30, 2018 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date:  August 14, 2018

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended June 30, 2018 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  August 14, 2018