Form 10-Q
period 2018-09-29
RCM TECHNOLOGIES INC
filed 2018-11-09
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act).  (Check one):
Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]	Smaller Reporting Company [X]	Emerging Growth Company [ ]

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

Common Stock, $0.05 par value, 12,725,978 shares outstanding as of November 9, 2018.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 29, 2018 and December 30, 2017
(In thousands, except share and per share amounts)

	September 29,	December 30,
	2018	2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$710	$2,851
Accounts receivable, net	46,663	46,080
Transit accounts receivable	4,365	3,002
Prepaid expenses and other current assets	3,947	3,706
Total current assets	55,685	55,639

Property and equipment, net	3,694	3,446

Other assets:
Deposits	224	215
Goodwill	11,685	11,685
Intangible assets, net	65	105
Deferred tax assets, net, domestic	2,075	2,189
Total other assets	14,049	14,194

Total assets	$73,428	$73,279

Current liabilities:
Accounts payable and accrued expenses	$8,099	$8,634
Transit accounts payable	4,461	4,661
Accrued payroll and related costs	8,658	7,780
Income taxes payable	916	372
Liability for contingent consideration from acquisitions	553	741
Total current liabilities	22,687	22,188

Deferred tax liability, foreign	424	431
Liability for contingent consideration from acquisitions	1,180	1,350
Borrowings under line of credit	24,460	27,279
Total liabilities	48,751	51,248

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
15,108,399 shares issued and 12,285,227 shares outstanding at September 29, 2018 and 15,017,522 shares issued and 12,194,350 shares outstanding at December 30, 2017	755	751
Additional paid-in capital	105,243	104,540
Accumulated other comprehensive loss	(2,572)	(2,395)
Accumulated deficit	(63,762)	(65,878)
Treasury stock (2,823,172 shares at September 29, 2018 and
December 30, 2017) at cost	(14,987)	(14,987)
Stockholders' equity	24,677	22,031

Total liabilities and stockholders' equity	$73,428	$73,279

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Thirty-Nine Week Periods Ended September 29, 2018 and September 30, 2017
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Revenues	$42,559	$43,827	$145,081	$135,680
Cost of services	31,571	32,109	108,803	100,097
Gross profit	10,988	11,718	36,278	35,583

Operating costs and expenses
Selling, general and administrative	9,412	9,700	29,909	30,092
Depreciation and amortization	344	422	1,156	1,229
Severance, professional fees and other charges	-	-	1,371	-
Change in contingent consideration	-	-	-	781
Operating costs and expenses	9,756	10,122	32,436	32,102

Operating income	1,232	1,596	3,842	3,481

Other (expense) income
Interest expense and other, net	(305)	(137)	(971)	(409)
Gain (loss) on foreign currency transactions	10	(17)	(19)	38
Other (expense) income	(295)	(154)	(990)	(371)

Income before income taxes	937	1,442	2,852	3,110
Income tax expense	253	422	736	1,351

Net income	$684	$1,020	$2,116	$1,759

Basic and diluted net earnings per share	$0.06	$0.08	$0.17	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended September 29, 2018 and September 30, 2017 (Unaudited) (In thousands)

	September 29, 2018	September 30, 2017

Net income	$2,116	$1,759
Other comprehensive (loss) gain	(177)	369
Comprehensive income	$1,939	$2,128

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Thirty-Nine Week Period Ended September 29, 2018 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2017	15,017,522	$751	$104,540	($2,395)	($65,878)	2,823,172	($14,987)	$22,031

Issuance of stock under employee stock purchase plan	90,877	4	381	-	-	-	-	385
Translation adjustment	-	-	-	(177)	-	-	-	(177)
Share-based compensation expense	-	-	322	-	-	-	-	322
Net income	-	-	-	-	2,116	-	-	2,116

Balance, September 29, 2018	15,108,399	$755	$105,243	($2,572)	($63,762)	2,823,172	($14,987)	$24,677

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended September 29, 2018 and September 30, 2017 (Unaudited) (In thousands)

	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$2,116	$1,759

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,156	1,229
Change in contingent consideration	-	781
Share-based compensation expense	322	591
Provision for losses on accounts receivable	945	131
Deferred income tax expense	104	294
Changes in assets and liabilities:
Accounts receivable	(1,664)	3,682
Prepaid expenses and other current assets	(593)	230
Net of transit accounts receivable and payable	(1,560)	(1,189)
Accounts payable and accrued expenses	(219)	(1,313)
Accrued payroll and related costs	905	(185)
Income taxes payable	552	946
Total adjustments	(52)	5,197
Net cash provided by operating activities	2,064	6,956

Cash flows from investing activities:
Property and equipment acquired	(1,414)	(747)
Decrease in deposits	(9)	4
Net cash used in investing activities	(1,423)	(743)

Cash flows from financing activities:
Borrowings under line of credit	64,987	60,411
Repayments under line of credit	(67,807)	(65,271)
Issuance of stock for employee stock purchase plan	385	394
Common stock repurchases	-	(365)
Contingent consideration paid	(300)	(790)
Net cash used in financing activities	(2,735)	(5,621)
Effect of exchange rate changes on cash and cash equivalents	(47)	(46)
(Decrease) increase in cash and cash equivalents	(2,141)	546
Cash and cash equivalents at beginning of period	2,851	279

Cash and cash equivalents at end of period	$710	$825

Supplemental cash flow information:
Cash paid for:
Interest	$832	$366
Income taxes	$338	$340

Non-cash investing activities:
Non-cash consideration for business acquisition	$ -	$133

Non-cash financing activities:
Vesting of restricted stock units	$ -	$117

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

Results for the thirteen and thirty-nine week periods ended September 29, 2018 are not necessarily indicative of results that may be expected for the full year.

Fiscal Year
The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 30, 2017 was a 52-week reporting year.  The third fiscal quarters of 2018 and 2017 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
September 29, 2018	Thirteen	Thirty-Nine
September 30, 2017	Thirteen	Thirty-Nine

2.	Use of Estimates and Uncertainties

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

The following table presents our revenues disaggregated by revenue source for the thirty-nine weeks periods ended September 29, 2018 and September 30, 2017:

	September 29, 2018	September 30, 2017
Engineering:
Time and Material	$56,639	$52,843
Fixed Fee	5,773	8,674
Total Engineering	$62,412	$61,517

Specialty Health Care:
Time and Material	$59,457	$47,554
Permanent Placement Services	1,142	1,658
Total Specialty Health Care	$60,599	$49,212

Information Technology:
Time and Material	$21,875	$24,671
Permanent Placement Services	195	280
Total Information Technology	$22,070	$24,951
	$145,081	$135,680

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

There was no deferred revenue balance at September 29, 2018.  The deferred revenue balance at December 30, 2017 was $596 and is included in accounts payable and accrued expense in the accompanying consolidated balance sheet at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the thirty-nine week period ended September 29, 2018, the Company recognized revenue of $596 that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company's accounts receivable are comprised as follows:

	September 29, 2018	December 30, 2017
Billed	$30,106	$31,448
Accrued and unbilled	12,131	10,573
Work-in-progress	5,704	5,026
Allowance for sales discounts and doubtful accounts	(1,278)	(967)

Accounts receivable, net	$46,663	$46,080

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company's Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company's end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a "transit account receivable" and "transit account payable" as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company's transit accounts payable generally exceeds the Company's transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $4.4 million and related transit accounts payable was $4.5 million, for a net payable of $0.1 million, as of September 29, 2018.  The transit accounts receivable was $3.0 million and related transit accounts payable was $4.7 million, for a net payable of $1.7 million, as of December 30, 2017.

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects. The Company recently started arbitration hearings with this customer.  As of September 29, 2018 the total amount of outstanding receivables from this customer was $6.2 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims. While the total amount of asserted counter claims is unknown as of September 29, 2018, the total amount is anticipated to at least exceed $11.5 million.  The Company believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude sometime in the first half of the Company's fiscal 2019.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

Property and equipment are comprised of the following:

	September 29, 2018	December 30, 2017
Computers and systems	$7,133	$6,172
Equipment and furniture	600	938
Leasehold improvements	693	899
	8,426	8,009

Less: accumulated depreciation and amortization	4,732	4,563

Property and equipment, net	$3,694	$3,446

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $994 and $367 during the thirty-nine week periods ended September 29, 2018 and September 30, 2017, respectively.  Depreciation expense for the thirty-nine week periods ended September 29, 2018 and September 30, 2017 was $1,116 and $1,179, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

The Company made the following acquisitions during fiscal 2017:

RAF
 Effective April 16, 2017, the Company acquired the business operations of RAF. RAF has been in business since 1991 as a multi-disciplined engineering and consulting and design company, headquartered on Long Island. The firm has been providing Engineering, Design, Permitting, Inspection and Construction Management services to the utility, industrial, commercial, and property management industries. RAF specializes in turnkey above ground tank inspection, repair and cleaning services, as well as concrete, steel, masonry, and roofing routine maintenance inspection and design. The purchase price for RAF was $133, all of which was allocated to goodwill as follows: 1) assumed liabilities of $123; and 2) contingent consideration of $10 paid in fiscal 2017.

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

Future Contingent Payments
As of September 29, 2018, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); and 3) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) ("PSR"). The Company estimates future contingent payments at September 29, 2018 as follows:

Fiscal Years Ending	Total
December 29, 2018 (after September 29, 2018)	$553
December 28, 2019	450
January 2, 2021	730
Estimated future contingent consideration payments	$1,733

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at cumulative maximum of $2.4 million.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of September 29, 2018.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.  There has been no change in the fair value of contingent consideration for the thirty-nine week period ended September 29, 2018.

The Company paid contingent consideration of $0.3 million and $0.8 million during the thirty-nine week periods ended September 29, 2018 and September 30, 2017, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company has determined that no impairment of goodwill existed during the thirty-nine week period ended September 29, 2018.

There were no changes in the carrying amount of goodwill for the thirty-nine week period ended September 29, 2018.

	Engineering	Specialty Health Care	Information Technology	Total

Balance as of September 29, 2018 and December 30, 2017	$7,249	$2,398	$2,038	$11,685

8.	Intangible Assets

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

Intangible assets are substantially attributable to the Company's Engineering segment and include the following:

	Thirty-Nine Week Periods Ended
	September 29, 2018	December 30, 2017
Customer contracts and relations	$56	$88
Non-compete agreements	9	17

Intangible assets, net	$65	$105

Amortization expense of intangible assets for the thirty-nine week periods ended September 29, 2018 and September 30, 2017 was $40 and $50, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on August 9, 2018.  As amended and restated, the Revolving Credit Facility now provides for a $45.0 million revolving credit facility (increased from $40.0 million), no longer has a sub-limit for letters of credit (from a sub-limit of $5.0 million) and expires on August 8, 2023. The amended and restated Revolving Credit Facility provides the Company with waivers from certain financial covenant calculations of up to $1.4 million in the borrowers' fiscal year ending on December 31, 2018 for certain expenses, including severance accrued for the Company's former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, charges incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  Except as noted, all material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirty-nine week period ended September 29, 2018 was 3.8%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of September 29, 2018, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of September 29, 2018 and December 30, 2017 were $24.5 million and $27.3 million, respectively.  At September 29, 2018 and December 30, 2017 there were letters of credit outstanding for $0.8 million.  At September 29, 2018, the Company had availability for additional borrowings under the Revolving Credit Facility of $19.7 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine week periods ended September 29, 2018 and September 30, 2017 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Basic weighted average shares outstanding	12,284,727	12,009,181	12,254,415	11,972,600
Dilutive effect of outstanding restricted stock awards	32,723	141,914	24,165	116,610
Weighted average dilutive shares outstanding	12,317,450	12,151,095	12,278,580	12,089,210

For both the thirteen and thirty-nine week periods ended September 29, 2018, there were no anti-dilutive shares not included in the calculation of common stock equivalents as there were no stock options outstanding.  For both the thirteen and the thirty-nine week periods ended September 30, 2017 there were 15,000 absolute anti-dilutive shares not included in the calculation of common stock equivalents.  These were determined to be anti-dilutive because the exercise prices of the associated stock options for the periods were higher than the average market price of the Company's common stock for the same periods.

Unissued shares of common stock were reserved for the following purposes:

	September 29, 2018	December 30, 2017

Time-based restricted stock units outstanding	96,195	87,034
Performance-based restricted stock units outstanding	240,000	400,000
Future grants of options or shares	483,071	332,232
Shares reserved for employee stock purchase plan	86,403	177,280

Total	905,669	996,546

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation

At September 29, 2018, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company's common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based  compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $322 and $591 was recognized for the thirty-nine week periods ended September 29, 2018 and September 30, 2017, respectively.  Share based compensation for the thirty-nine week period ended September 29, 2018 did not include any expense associated with performance-based restricted stock units since they were, as of September 29, 2018, determined to be unlikely to vest.

As of September 29, 2018, the Company had approximately $253 of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company's various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards that may be granted in future periods or c) the impact of any potential changes in the Company's forfeiture rate.

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

As of September 29, 2018, under the 2014 Plan, 96,195 time-based and 240,000 performance-based restricted share units were outstanding and 483,071 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company's first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (on July 2, 2018) was 45,469.  As of September 29, 2018, there were 86,403 shares available for issuance under the Purchase Plan.

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

To date, the Company has issued time-based restricted stock units only under its 2007 Omnibus Equity Compensation Plan and the 2014 Plan.  The 2007 Plan has expired and there are no time-based restricted stock units outstanding thereunder.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the thirty-nine week period ended September 29, 2018:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2017	87,034	$5.88
Granted	15,000	$5.33
Vested	-	-
Forfeited or expired	5,839	$6.85
Outstanding non-vested at September 29, 2018	96,195	$5.74

Based on the closing price of the Company's common stock of $4.27 per share on September 28, 2018 (the last trading day prior to September 29, 2018), the intrinsic value of the time-based non-vested restricted stock units at September 29, 2018 was approximately $411.  As of September 29, 2018, there was approximately $253 of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

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

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during 2018:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2017	400,000	$5.11
Granted	200,000	$5.66
Vested	-	-
Forfeited or expired	360,000	$5.29
Outstanding non-vested at September 29, 2018	240,000	$5.29

As of September 29, 2018, the Company considers the metrics related to 240,000 of the performance-based restricted stock units unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on the performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

12.	Treasury Stock Transactions

For the thirty-nine week period ended September 29, 2018, the Company did not have an active stock purchase program and therefore did not purchase any treasury shares.  For the thirty-nine week period ended September 30, 2017, the Company purchased 59,312 shares at an average price of $6.16.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.   New Accounting Standards and Updates from the Securities Exchange Commission ("SEC")

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date.  The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company will adopt the new standard on January 1, 2019 and use the effective date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.  The new standard provides a number of optional practical expedients in transition. The Company expects to elect the "package of expedients", which permits the Company not to reassess under the new standard the Company's prior conclusions about lease identification and initial direct costs.  Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company expects the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements.

In August 2018, the SEC issued the final rule on Disclosures About Changes in Stockholders' Equity For filings on Form 10-Q, which extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04,2 to disclose (1) changes in stockholders' equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders' equity, in the form of a reconciliation, for "the current and comparative year-to-date [interim] periods, with subtotals for each interim period," i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 permits the disclosure of changes in stockholders' equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. The staff of the SEC has indicated it would not object if the filer's first presentation of the changes in shareholders' equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, the Company expects to conform to this rule in its Form 10-Q for the quarter ending March 31, 2019. The Company believes that the final rule will not have a material effect on its consolidated financial statements and disclosures.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company's management system:

Thirteen Week Period Ended September 29, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$19,424	$15,106	$8,029	$ -	$42,559
Cost of services	14,049	11,665	5,857	-	31,571
Gross profit	5,375	3,441	2,172	-	10,988
Selling, general and administrative	3,780	3,648	1,984	-	9,412
Depreciation and amortization	236	85	23	-	344
Operating income (loss)	$1,359	($292)	$165	$ -	$1,232

Total assets as of September 29, 2018	$40,643	$18,874	$7,110	$6,801	$73,428
Capital expenditures	$465	$151	$90	$110	$816

Thirteen Week Period Ended September 30, 2017	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$21,708	$14,335	$7,784	$ -	$43,827
Cost of services	15,533	10,805	5,771	-	32,109
Gross profit	6,175	3,530	2,013	-	11,718
Selling, general and administrative	3,968	3,750	1,982	-	9,700
Depreciation and amortization	297	86	39	-	422
Operating income (loss)	$1,910	($306)	($8)	$ -	$1,596

Total assets as of September 30, 2017	$33,721	$16,178	$10,212	$3,937	$64,048
Capital expenditures	$138	$44	$ -	$13	$195

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirty-Nine Week Period Ended September 29, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$62,412	$60,599	$22,070	$ -	$145,081
Cost of services	45,706	46,822	16,275	-	108,803
Gross profit	16,706	13,777	5,795	-	36,278
Selling, general and administrative	12,006	12,255	5,648	-	29,909
Depreciation and amortization	785	294	77	-	1,156
Severance, professional fees and other charges	-	-	-	1,371	1,371
Operating income (loss)	$3,915	$1,228	$70	($1,371)	$3,842

Total assets as of September 29, 2018	$40,643	$18,874	$7,110	$6,801	$73,428
Capital expenditures	$856	$207	$108	$243	$1,414

Thirty-Nine Week Period Ended September 30, 2017	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$61,517	$49,212	$24,951	$ -	$135,680
Cost of services	44,598	37,069	18,430	-	100,097
Gross profit	16,919	12,143	6,521	-	35,583
Selling, general and administrative	12,184	11,429	6,479	-	30,092
Change in contingent consideration	-	-	-	781	781
Depreciation and amortization	863	246	120	-	1,229
Operating income (loss)	$3,872	$468	($78)	($781)	$3,481

Total assets as of September 30, 2017	$33,721	$16,178	$10,212	$3,937	$64,048
Capital expenditures	$247	$459	$ -	$41	$747

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenues by geographic area for the thirty-nine week periods ended September 29, 2018 and September 30, 2017 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues
U. S.	$34,729	$34,207	$118,364	$110,083
Canada	6,308	8,703	21,942	22,420
Puerto Rico	1,113	917	3,142	3,177
Serbia	409	-	1,633	-
	$42,559	$43,827	$145,081	$135,680

Total assets by geographic area as of the reported periods are as follows:

	September 29, 2018	December 30, 2017
Total assets
U. S.	$50,309	$52,595
Canada	17,382	15,419
Puerto Rico	1,823	1,891
Serbia	3,914	3,374
	$73,428	$73,279

15.	Income Taxes

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), directing taxpayers to consider the impact of the Tax Act as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the Company's estimates due to, among other things, changes in interpretations of the Tax Act, or any updates to estimates the Company has utilized to calculate the impacts of the Tax Act. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company currently anticipates finalizing any resulting adjustments before the end of its fiscal year ending December 29, 2018.  The Company, based on current knowledge, estimated the impact of SAB 118 on its income tax provision for the fifty-two week period ended December 30, 2017.  The total impact was an increase to its fiscal 2017 tax expense of $1.2 million, including $1.0 million for a reduction in deferred tax benefit and $0.2 million related to transition repatriation taxes. Any subsequent changes to the Company's fiscal 2017 tax expense estimates, if any, could materially impact the Company's fiscal 2018 tax provision. As of September 29, 2018, the Company is unaware of any factors or potential revisions that would materially change the Company's estimated fiscal 2017 or fiscal 2018 tax provisions.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Income Taxes (Continued)

The projected fiscal 2018 effective income tax rates as of September 29, 2018 for the thirty-nine week period ended September 29, 2018 are approximately 28.1%, 26.5% and 15.2% in the United States, Canada and Serbia, respectively, and yielded a consolidated effective income tax rate of approximately 25.8% for the thirty-nine week period ended September 29, 2018.  The comparable prior year period estimated income tax rates were 42.5% and 26.5% in the United States and Canada, respectively, and yielded a consolidated effective income tax rate of approximately 34.7% for the thirty-nine week period ended September 30, 2017.  The Company did not have Serbian operations for the comparable prior year period. The significant decrease in the tax rate in the United States for the thirty-nine week period ended September 29, 2018 as compared to the comparable prior year period was due to the reduction in the Company's federal income tax rate to 21.0% from 34.0% as provided for in the Tax Cuts and Jobs Act.  The consolidated effective income tax rate for the comparable prior year period is impacted by a discrete permanent difference due to the increase in contingent consideration of $0.8 million. The consolidated effective income tax rate for the comparable prior year period after eliminating this discrete permanent difference was 37.9%.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company.

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances, and could increase or decrease the Company's earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $11.5 million in damages (as further described below) as of September 29, 2018.  As of September 29, 2018, the Company had a negligible accrual for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects. The Company recently started arbitration hearings with this customer.  As of September 29, 2018 the total amount of outstanding receivables from this customer was $6.2 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims. While the total amount of asserted counter claims is unknown as of September 29, 2018, the total amount is anticipated to at least exceed $11.5 million.  The Company believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude sometime in the first half of the Company's fiscal 2019.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

The Company recorded $1.4 million in severance, professional fees and other charges for the thirty-nine week period ended September 29, 2018.  These charges include severance accrued for the Company's former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.5 million incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  The Company did not incur any such charges in the comparable prior year period.

18.  Subsequent Events

Effective October 1, 2018, the Company acquired substantially all of the assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, "TKE").  TKE provides full service process equipment supply, engineering, development, and design services to the chemical, food processing and industrial manufacturing industries.  The Company paid approximately $3.7 million in upfront consideration, including $1.8 million in cash and 440,751 shares of the Company's common stock, and will pay additional contingent consideration of up to a maximum of $7.6 million over the next three years.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 29, 2018 Compared to Thirteen Week Period Ended September 30, 2017

A summary of operating results for the thirteen week periods ended September 29, 2018 and September 30, 2017 is as follows (in thousands):

	September 29, 2018		September 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$42,559	100.0	$43,827	100.0
Cost of services	31,571	74.2	32,109	73.3
Gross profit	10,988	25.8	11,718	26.7

Selling, general and administrative	9,412	22.1	9,700	22.1
Depreciation and amortization	344	0.8	422	1.0
	9,756	22.9	10,122	23.1

Operating income	1,232	2.9	1,596	3.6
Interest expense, net and foreign currency transactions	(295)	(0.7)	(154)	(0.3)

Income before income taxes	937	2.2	1,442	3.3
Income tax expense	253	0.6	422	1.0

Net income	$684	1.6	$1,020	2.3

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended September 29, 2018 and September 30, 2017 consisted of thirteen weeks each.

Revenues.  Revenues decreased 2.9%, or $1.3 million, for the thirteen week period ended September 29, 2018 as compared to the thirteen week period ended September 30, 2017 (the "comparable prior year period").  Revenues decreased $2.3 million in the Engineering segment, increased $0.8 million in the Specialty Health Care segment and increased $0.2 million in the Information Technology segment.  On the last day of fiscal 2017, the Company disposed of its Microsoft Solutions Business Unit ("Microsoft Business"), which generated $0.4 million in revenues for the thirteen week period ended September 30, 2017.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the thirteen week period ended September 29, 2018, the Company generated total revenues from its Canadian clients of $6.3 million in U.S. dollars at an Exchange Rate of 76.5% as compared to $8.7 million in U.S. dollars at an Exchange Rate of 79.8% for the prior year comparable period.

Cost of Services and Gross Profit.  Cost of services decreased 1.7%, or $0.5 million, for the thirteen week period ended September 29, 2018 as compared to the comparable prior year period. Cost of services decreased due to the decrease in revenues.  Cost of services as a percentage of revenues for the thirteen week periods ended September 29, 2018 and September 30, 2017 was 74.2% and 73.3%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 29, 2018 Compared to Thirteen Week Period Ended September 30, 2017 (Continued)

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses were $9.4 million for the thirteen week period ended September 29, 2018 as compared to $9.7 million for the comparable prior year period.  As a percentage of revenues, SGA expenses were 22.1% for both the thirteen week period ended September 29, 2018 and the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased to $0.3 million as compared to $0.2 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company's line of credit.  The primary reason for the increased borrowing was to fund the Company's $12.2 million cash dividend paid in December 2017.

Income Tax Expense.  The Company recognized $0.3 million of income tax expense for the thirteen week period ended September 29, 2018, as compared to $0.4 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 27.0% as compared to 29.3% for the comparable prior year period. The projected fiscal 2018 income tax rates as of September 29, 2018 were approximately 28.1%, 26.5% and 15.2% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The Company did not have Serbian operations for the comparable prior year period.  The consolidated effective income tax rate for the thirteen week period ended September 29, 2018 was lower than the comparable prior year period primarily due to the reduction of the Company's United States federal income tax rate to 21.0% from 34.0% as provided for in the Tax Cuts and Jobs Act and the impact of its Serbian operations acquired in October 2017.  The impact from the change in the federal income tax rate in the Unites States in 2018 was offset by a higher ratio of Canadian pretax income in 2017 as compared to 2018.

Segment Discussion
Engineering
Engineering revenues of $19.4 million for the thirteen week period ended September 29, 2018 decreased 10.5%, or $2.3 million, as compared to the comparable prior year period.  The decrease was due to decreases in revenues of $1.5 million from the Company's Canadian Power Systems Engineering Group and $1.1 million from the Company's Aerospace Group, offset by an increase of $0.3 million from the Company's Energy Services Group.  Gross profit decreased 13.0%, or $0.8 million, as compared to the comparable prior year period. Gross margin for the current period was 27.7% as compared to 28.4% for the comparable prior year period. The decrease in gross profit was primarily due to decreases in revenues and the gross margin decrease was primarily due to less favorable utilization of billable consultants on fixed price contracts as the Company naturally experiences variability in utilization. The Engineering segment operating income was $1.4 million for the thirteen week period ended September 29, 2018 as compared to $1.9 million for the comparable prior year period. The decrease in operating income was primarily driven by the decrease in revenues and gross profit, offset by a decrease in SGA expense of $0.2 million. The decrease in SGA expense was primarily due a lower allocation of corporate-generated SGA expense and a Company-wide effort to more efficiently manage its SGA related expenditures.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 29, 2018 Compared to Thirteen Week Period Ended September 30, 2017 (Continued)

Segment Discussion (Continued)
Specialty Health Care

Specialty Health Care revenues of $15.1 million for the thirteen week period ended September 29, 2018 increased 5.4%, or $0.8 million, as compared to the comparable prior year period.  The primary drivers of the increase in the revenues for the Specialty Health Care segment were increases of $0.7 million from the Honolulu office, $0.6 million from the New York City Office and $0.5 million from the Locum Tenens Group, offset primarily by decreases of $0.7 million from the Travel Nursing Group, $0.1 million from the HIM practice and $0.1 million from the Permanent Placement Group.  The primary reason for revenue increases in Hawaii and New York City were incremental additions of paraprofessionals billed on school contracts. The Specialty Health Care segment's gross profit decreased by 2.5%, or $0.1 million, to $3.4 million for the thirteen week period ended September 29, 2018 as compared to $3.5 million for the prior year period. The decrease in gross profit was driven by a decrease in gross profit margin. The Specialty Health Care segment's gross profit margin for the thirteen week period ended September 29, 2018 decreased to 22.8% as compared to 24.6% for the comparable prior year period. The decrease in gross profit margin was primarily driven by a decrease in high gross profit margin permanent placement revenues, the large increase in lower gross margin paraprofessional revenues in New York City and decreases in gross profit margin from the travel nursing staffing group, generally due to market factors including increased competition and constrained labor.  Specialty Health Care experienced an operating loss of $0.3 million for both the thirteen week period ended September 29, 2018 and comparable prior year period. SGA expense decreased by $0.1 million, to $3.6 million from $3.7 million, primarily due to lower permanent placement commissions and a Company-wide effort to more efficiently manage its SGA related expenditures, offset by a higher allocation of corporate-generated SGA expense.

Information Technology

Information Technology revenues of $8.0 million for the thirteen week period ended September 29, 2018 increased 3.1%, or $0.2 million, as compared to $7.8 million for the comparable prior year period. The increase was primarily due to an increase of $0.2 million from the Puerto Rico office. Effective the last day of fiscal 2017, the Company sold its Microsoft Business which generated $0.4 million in revenues for the thirteen week period ended September 30, 2017.  Gross profit of $2.2 million for the thirteen week period ended September 29, 2018 increased 7.9%, or $0.2 million, as compared to $2.0 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenues and improvement to gross profit margin. The Information Technology gross profit margin for the thirteen week period ended September 29, 2018 increased to 27.1% as compared to 25.9% for the comparable prior year period. The primary reason for the increase in gross profit margin was improved utilization on the Information Technology's salaried consultants.  The Microsoft Business contributed $0.1 million in gross profit in the comparable prior year period.  The Information Technology segment experienced operating income of $0.2 million for the thirteen week period ended September 29, 2018 as compared to a slight operating loss for the comparable prior year period.  SGA expense was $2.0 million for both periods presented. The Microsoft Business generated $0.1 million in SGA expense for the comparable prior year period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 29, 2018 Compared to Thirty-Nine Week Period Ended September 30, 2017

A summary of operating results for the thirty-nine week periods ended September 29, 2018 and September 30, 2017 is as follows (in thousands):

	September 29, 2018		September 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$145,081	100.0	$135,680	100.0
Cost of services	108,803	75.0	100,097	73.8
Gross profit	36,278	25.0	35,583	26.2

Selling, general and administrative	29,909	20.6	30,092	22.2
Depreciation and amortization	1,156	0.8	1,229	0.9
Severance, professional fees and other charges	1,371	1.0	-	-
Change in contingent consideration	-	-	781	0.5
	32,436	22.4	32,102	23.6

Operating income	3,842	2.6	3,481	2.6
Interest expense, net and foreign currency transactions	(990)	(0.6)	(371)	(0.3)

Income before income taxes	2,852	2.0	3,110	2.3
Income tax expense	736	0.5	1,351	1.0

Net income	$2,116	1.5	$1,759	1.3

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended September 29, 2018 and September 30, 2017 consisted of thirty-nine weeks each.

Revenues.  Revenues increased 6.9%, or $9.4 million, for the thirty-nine week period ended September 29, 2018 as compared to the thirty-nine week period ended September 30, 2017 (the "comparable prior year period").  Revenues increased $0.9 million in the Engineering segment, increased $11.4 million in the Specialty Health Care segment and decreased $2.9 million in the Information Technology segment.  On the last day of fiscal 2017, the Company disposed of its Microsoft Solutions Business Unit ("Microsoft Business"), which generated $1.4 million in revenues for the thirty-nine week period ended September 30, 2017.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company's Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the "Exchange Rate"). For the thirty-nine week period ended September 29, 2018, the Company generated total revenues from its Canadian clients of $21.9 million in U.S. dollars at an Exchange Rate of 77.7% as compared to $22.4 million in U.S. dollars at an Exchange Rate of 76.7 % for the prior year comparable period.

Cost of Services and Gross Profit.  Cost of services increased 8.7%, or $8.7 million, for the thirty-nine week period ended September 29, 2018 as compared to the comparable prior year period. Cost of services increased due to the increase in revenues.  Cost of services as a percentage of revenues for the thirty-nine week periods ended September 29, 2018 and September 30, 2017 was 75.0% and 73.8%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 29, 2018 Compared to Thirty-Nine Week Period Ended September 30, 2017 (Continued)

Selling, General and Administrative.  Selling, general and administrative ("SGA") expenses decreased 0.6%, or $0.2 million, as compared to the comparable prior year period.  As a percentage of revenues, SGA expenses were 20.6% for the thirty-nine week period ended September 29, 2018 and 22.2% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Severance, Professional Fees and Other Charges. The Company experienced $1.4 million in severance, professional fees and other charges for the thirty-nine week period ended September 29, 2018.  These charges include severance accrued for the Company's former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.5 million incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  The Company did not incur any such charges in the comparable prior year period.

Change in Contingent Consideration.  There was no change to contingent consideration for the thirty-nine week period ended September 29, 2018.  The Company incurred charges of $0.8 million for increases to contingent consideration for the thirty-nine week period ended September 30, 2017.  The increase can be principally attributed to the PCI acquisition.  Since the PCI acquisition was for stock in Canada the increase in purchase price is not tax deductible and is treated as a permanent difference.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company's line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased to $1.0 million as compared to $0.4 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company's line of credit.  The primary reason for the increased borrowing was to fund the Company's $12.2 million cash dividend paid in December 2017.

Income Tax Expense.  The Company recognized $0.7 million of income tax expense for the thirty-nine week period ended September 29, 2018, as compared to $1.4 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 25.8% as compared to 43.4% for the comparable prior year period. The projected fiscal 2018 income tax rates as of September 29, 2018 were approximately 28.1%, 26.5% and 15.2% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The Company did not have Serbian operations for the comparable prior year period.  The consolidated effective income tax rate for the thirty-nine week period ended September 29, 2018 was lower than the comparable prior year period primarily due to the reduction of the Company's United States federal income tax rate to 21.0% from 34.0% as provided for in the Tax Cuts and Jobs Act and the impact of its Serbian operations acquired in October 2017.  The consolidated effective income tax rate for the comparable prior year period is impacted by a discrete permanent difference due to the increase in contingent consideration of $0.8 million. The consolidated effective income tax rate for the comparable prior year period after eliminating this discrete permanent difference was 37.9%.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 29, 2018 Compared to Thirty-Nine Week Period Ended September 30, 2017 (Continued)

Segment Discussion
Engineering
Engineering revenues of $62.4 million for the thirty-nine week period ended September 29, 2018 increased 1.5%, or $0.9 million, as compared to the comparable prior year period.  The increase was due to an increase in revenues of $3.9 million from the Company's Energy Services Group, offset by decreases of $1.2 million from the Company's Canadian Power Systems Engineering Group, and $1.8 million from the Company's Aerospace Group.  Gross profit decreased 1.3%, or $0.2 million, as compared to the comparable prior year period. Gross profit decreased because gross margin of 26.8% for the current period decreased from 27.5% for the comparable prior year period. The gross margin decrease was primarily due to less favorable utilization of billable consultants on fixed price contracts as the Company naturally experiences variability in utilization. The Engineering segment operating income was $3.9 million for both the thirty-nine week period ended September 29, 2018 and for the comparable prior year period. SGA expense of $12.0 million for the current period decreased by $0.2 million primarily due a lower allocation of corporate-generated SGA expense and a Company-wide effort to more efficiently manage its SGA related expenditures.

Specialty Health Care

Specialty Health Care revenues of $60.6 million for the thirty-nine week period ended September 29, 2018 increased 23.1%, or $11.4 million, as compared to the comparable prior year period.  The primary drivers of the increase in the revenues for the Specialty Health Care segment were increases of $9.1 million from the New York City Office, $3.1 million from the Honolulu office and $0.5 million from the HIM practice, offset primarily by decreases in revenue of $1.5 million from travel nursing staffing group and $0.5 million from the Permanent Placement Group.  The primary reason for revenue increases in New York City and Hawaii were incremental additions of paraprofessionals billed on school contracts.  The Company primarily attributes the decline in revenue from its travel nursing staffing group to increased competition from large national competitors. The Specialty Health Care segment's gross profit increased by 13.5%, or $1.6 million, to $13.8 million for the thirty-nine week period ended September 29, 2018 as compared to $12.2 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenues, offset by lower gross profit margin. The Specialty Health Care segment's gross profit margin for the thirty-nine week period ended September 29, 2018 decreased to 22.7% as compared to 24.7% for the comparable prior year period. The decrease in gross profit margin was primarily driven by a decrease in high gross profit margin permanent placement revenues, the large increase in lower gross margin paraprofessional revenues in New York City and decreases in gross profit margin from the travel nursing staffing group, generally due to market factors including increased competition and constrained labor.  Specialty Health Care experienced operating income of $1.2 million for the thirty-nine week period ended September 29, 2018 as compared to $0.5 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase of $0.8 million in SGA expense.  SGA expense increased primarily due to the need to increase SGA infrastructure expense in order to support the increased activity levels associated with higher revenues and a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 29, 2018 Compared to Thirty-Nine Week Period Ended September 30, 2017 (Continued)

Segment Discussion (Continued)

Information Technology

Information Technology revenues of $22.1 million for the thirty-nine week period ended September 29, 2018 decreased 11.5%, or $2.9 million, as compared to $25.0 million for the comparable prior year period.  The decrease was primarily from reductions in project revenues from several large clients that were not replaced.  Effective the last day of fiscal 2017, the Company sold its Microsoft Business which generated $1.4 million in revenues for the thirty-nine week period ended September 30, 2017.  Gross profit of $5.8 million for the thirty-nine week period ended September 29, 2018 decreased 11.1%, or $0.7 million, as compared to $6.5 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenues, offset by a small increase in gross profit margin.  The Information Technology gross profit margin for the thirty-nine week period ended September 29, 2018 was 26.3% as compared to 26.1% for the comparable prior year period. The Microsoft Business contributed $0.3 million in gross profit for the comparable prior year period.  The Information Technology segment experienced operating income of $0.1 million in the current period as compared to an operating loss of $0.1 million for the comparable prior year period.  The current year reflects a decrease in SGA expense of $0.8 million. The decrease in SGA expense was primarily due to lower selling costs associated with lower revenue and gross profit, a focus on rightsizing SGA expense and also a lower allocation of corporate SGA expense.  The Microsoft Business generated $0.3 million in SGA expense for the comparable prior year period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company's Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	September 29, 2018	September 30, 2017
Cash provided by (used in):
Operating activities	$2,064	$6,956
Investing activities	($1,423)	($743)
Financing activities	($2,735)	($5,621)

Operating Activities

Operating activities provided $2.1 million of cash for the thirty-nine week period ended September 29, 2018 as compared to providing $7.0 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirty-nine week period ended September 29, 2018 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirty-nine week period ended September 29, 2018 was $2.1 million as compared to $1.8 million for the comparable prior year period.  An increase in accounts receivables in the thirty-nine week period ended September 29, 2018 used $1.7 million of cash as compared to providing $3.7 million in the comparable prior year period. The Company attributes the increase in accounts receivables for the thirty-nine week period ended September 29, 2018 to several different clients in both its Engineering and Specialty Health Care segments that experienced temporary delays in its approval and payment processes.  The Company anticipates that its accounts receivable balance relative to revenues will improve during the fourth quarter of fiscal 2018 and fiscal 2019.

The Company's transit accounts payable generally exceeds the Company's transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.1 million and $1.7 million as of September 29, 2018 and December 30, 2017, respectively, so the cash impact during the thirty-nine week period ended September 29, 2018 used $1.6 million in cash.  The net of transit accounts payable and transit accounts receivable was a net liability of $1.3 million and $2.5 million as of September 30, 2017 and December 31, 2016, respectively, so the cash impact during the thirty-nine week period ended September 30, 2017 used $1.2 million in cash.

Prepaid expenses and other current assets used $0.6 million of cash for the thirty-nine week period ended September 29, 2018 and provided $0.2 million for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $0.2 million for the thirty-nine week period ended September 29, 2018 as compared to $1.3 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs for the thirty-nine week periods ended September 29, 2018 and September 30, 2017 provided $0.9 million and used $0.2 million in cash, respectively.  A large portion of current period cash provided from changes in accrued payroll and related costs consists of $0.9 million in severance and related costs accrued for payment to the Company's former chief executive officer.  There are three primary factors that impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company's largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company's senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year these accrued bonus balances to the extent they are projected to be achieved generally accumulate throughout the year.  The Company's last major payroll for the thirty-nine week period ended September 29, 2018 was paid on September 28, 2018.

Investing Activities

Investing activities used cash of $1.4 million and $0.7 million for the thirty-nine week periods ended September 29, 2018 and September 30, 2017, respectively.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities used $2.7 million of cash for the thirty-nine week period ended September 29, 2018 as compared to using $5.6 million in the comparable prior year period.  The Company made net repayments under its line of credit of $2.8 million during the thirty-nine week period ended September 29, 2018 as compared to net repayments of $4.9 million in the comparable prior year period.  The Company generated cash of $0.4 million from sales of shares from its equity plans for both periods presented.

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on August 9, 2018.  As amended and restated, the Revolving Credit Facility now provides for a $45.0 million revolving credit facility (increased from $40.0 million), no longer has a sub-limit for letters of credit (from a sub-limit of $5.0 million) and expires on August 8, 2023. The amended and restated Revolving Credit Facility provides the Company with waivers from certain financial covenant calculations of up to $1.4 million in the borrowers' fiscal year ending on December 31, 2018 for certain expenses, including severance accrued for the Company's former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, charges incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  Except as noted, all material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank's prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirty-nine week period ended September 29, 2018 was 3.8%.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company's ability to borrow in order to pay dividends.  As of September 29, 2018, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of September 29, 2018 and December 30, 2017 were $24.5 million and $27.3 million, respectively.  At September 29, 2018 and December 30, 2017 there were letters of credit outstanding for $0.8 million.  At September 29, 2018, the Company had availability for additional borrowings under the Revolving Credit Facility of $19.7 million.

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

The Company has a dispute with a customer that is a major utility in the United States. Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects. The Company recently started arbitration hearings with this customer.  As of September 29, 2018 the total amount of outstanding receivables from this customer was $6.2 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims. While the total amount of asserted counter claims is unknown as of September 29, 2018, the total amount is anticipated to at least exceed $11.5 million.  The Company believes these counter claims were retaliatory in nature.  Prior to the arbitration, the customer had not asserted any claims.  The Company believes these asserted claims have no merit and were merely asserted as a strategy to reduce the Company's claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude sometime in the first half of the Company's fiscal 2019.  While the Company believes the customer's counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system.  The Company has not determined when this contemplated replacement may be necessary, but may undertake a comprehensive review of the system during fiscal 2019.  The Company estimates this upgrade or replacement of their financial reporting and accounting system will cost between $1.0 million and $2.0 million.  These estimates are subject to material change.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2022.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years Ending	Amount
2018 (after September 29, 2018)	$903
2019	1,813
2020	1,149
2021	618
2022	339
Total	$4,822

Future Contingent Payments

As of September 29, 2018, the Company had three active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC ("BGA"); 2) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC ("SDS"); and 3) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) ("PSR"). The Company estimates future contingent payments at September 29, 2018 as follows:

Fiscal Years Ending	Total
December 29, 2018 (after September 29, 2018)	$553
December 28, 2019	450
January 2, 2021	730
Estimated future contingent consideration payments	$1,733

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at cumulative maximum of $2.4 million.  The Company estimates future contingent consideration in payments based on forecasted performance and recorded at the net present value of those expected payments as of September 29, 2018.  The measurement is based on significant inputs that are not observable in the market, which "Fair Value Measurements and Disclosures" (ASU Topic 820-10-35) refers to as Level 3 inputs.  There was no change in the fair value of contingent consideration for the thirty-nine week period ended September 29, 2018.

Effective October 1, 2018, the Company acquired substantially all of the assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, "TKE").  TKE provides full service process equipment supply, engineering, development, and design services to the chemical, food processing and industrial manufacturing industries.  The Company paid approximately $3.7 million in upfront consideration, including $1.8 million in cash and 440,751 shares of the Company's common stock, and will pay additional contingent consideration of up to a maximum of $7.6 million over the next three years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 29, 2018, the Company's investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company's variable-rate line of credit balances during the thirty-nine week period ended September 29, 2018, if the interest rate on the Company's variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company's interest expense on an annualized basis would have increased by $0.3 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

There were no changes in the Company's internal control over financial reporting  during the quarter ended September 29, 2018, that materially affected or are reasonably likely to materially affect the Company's  internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 16 to the Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" sections (Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 30, 2017 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10(a)*
Third Amended & Restated Loan and Security Agreement, dated as of August 9, 2018, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.

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

RCM Technologies, Inc.
Date: November 9, 2018	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 9, 2018	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 9, 2018	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 9, 2018	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Bradley S. Vizi, Executive Chairman and President of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended September 29, 2018 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date:  November 9, 2018

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
 RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the "Company"), hereby certify that, to my knowledge:

(1)  The Company's periodic report on Form 10-Q for the quarter ended September 29, 2018 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  November 9, 2018