Form 10-K
period 2018-12-29
RCM TECHNOLOGIES INC
filed 2019-03-11
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).  (Check one):

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
YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28.5 million based upon the closing price of $4.94 per share of the registrant’s common stock on June 29, 2018 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of March 11, 2019: 12,871,722.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2019 Proxy Statement is not filed by April 29, 2019 (the first business day following the day that is 120 days after the last day of the registrant’s 2018 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) and arbitrations, or other business disputes, involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) the Company’s relationships with and reliance upon significant customers, and ability to collect accounts receivable from such customers; (v) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vi) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vii) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (viii) the Company’s ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company’s ability to remain competitive in the markets that it serves; (xi) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the risk of cyber attacks on our information technology systems or those of our third party vendors; (xv) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xvi) uncertainties in predictions as to the future need for the Company’s services; (xvii) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xviii) the costs of conducting and the outcome of litigation, arbitrations and other business disputes involving the Company, and the applicability of insurance coverage with respect to any such litigation; (ixx) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (xx) other economic, competitive and governmental factors affecting the Company’s operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized businesses in such industries as Aerospace/Defense, Educational Institutions, Energy, Financial Services, Health Care, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology.  RCM believes it offers a range of solutions that foster long-term client relationships, affords cross-selling opportunities, and minimizes the Company’s dependence on any single technology or industry sector.  RCM sells and delivers its services through a network of approximately 29 offices in selected regions throughout North America and Serbia.

The Company is a Nevada corporation organized in 1971.  The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ  08109-4613.

During the fiscal year ended December 29, 2018, approximately 42.9% of RCM’s total revenues were derived from Engineering services, 41.8 % from Specialty Health Care services, and the remaining 15.3 % from IT services.

Demand for the Company’s services, spending by its customers and pricing can be significantly impacted by changes in the general level of economic activity, particularly technology spending.  Extended periods of weakness in the economy can have a material adverse impact on the Company’s business and results of operations.

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

Companies must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols and off-the-shelf software applications to support business objectives.  Companies also need to keep pace with new technology developments, which often rapidly render existing equipment and internal skills obsolete.  At the same time, varied factors have caused many organizations to focus on core competencies and trim workforces in the IT management area.  Accordingly, these organizations often lack the quantity, quality and variety of IT skills necessary to design and support IT solutions.  IT managers are charged with supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

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

Business Strategy

RCM is dedicated to providing solutions to meet its clients’ business needs by delivering engineering, specialty health care and information technology services.  The Company’s objective is to remain a recognized leader of specialized professional staffing, consulting services and solutions in major markets throughout North America.  The Company adapts operating strategies to achieve this objective.  The following is a discussion of the key elements of its growth and operating strategies:

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

To accomplish this, the Company’s financial reporting and accounting systems are centralized in the Company’s operational headquarters in Parsippany, NJ.  The systems have been configured to perform all back office functions, including payroll, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company utilizes third-party software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its financial reporting and accounting system at some point in the future, and anticipates a comprehensive review of the system may take place during fiscal 2019. The Company has not determined when this contemplated replacement may be necessary. The Company estimates this upgrade or replacement of their financial reporting and accounting system will cost somewhere between $1.0 million and $2.0 million.  These estimates are subject to change.

ITEM 1. BUSINESS (CONTINUED)

Engineering

The Company’s Engineering segment consists of three business units – Energy Services, Aerospace Services and Process and Industrial Services. Energy Services provides solutions to the utility industry, both power generation and transmission and distribution.  Aerospace Services provides engineering and technical services to the aircraft industry.  Process and Industrial Services provides engineering services to the industrial, chemical, commercial and oil and gas industries in the United States, Europe and Canada.

RCM provides a full range of Engineering services including Project Management Engineering & Design, Engineering Analysis, Engineer-Procure-Construct, Configuration Management, Hardware/Software Validation & Verification, Quality Assurance, Technical Writing & Publications, Manufacturing Process Planning & Improvement and 3D/BIM Integrated Design.  Engineering services are provided at the site of the client or at the Company’s own facilities.

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

As of December 29, 2018, the Company assigned approximately 580 engineering and technical personnel to its customers.

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

As of December 29, 2018, the Company assigned approximately 2,230 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Information Technology

The Company’s IT segment is an integrated group of business units providing staff supplementation services and project solutions with physical locations in the United States, Canada and Puerto Rico primarily supporting Financial, Technical, Manufacturing, Life Sciences and Distribution applications.  Areas of specialization in project solutions include:

•	Enterprise Infrastructure Management
•	Enterprise Integration
•	Enterprise Supply Chain
•	Enterprise Project Management
•	Enterprise HCM
•	Life Sciences
•	Assessment and Remediation of Federally Regulated Life Science Equipment and Processes

The RCM Enterprise Business Solutions Group’s core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and methodologies by bundling software, systems, tools and services into integrated business and technology solutions.  Invoices on projects whereby the Company sold its own proprietary software were not material for the fiscal year ended December 29, 2018.

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

As of December 29, 2018, the Company assigned approximately 285 information technology personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 29 branch offices located in the United States, Canada, Puerto Rico and Serbia.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
UNITED STATES
California	2	HC
Connecticut	2	E
Delaware	1	HC
Florida	1	HC
Hawaii	1	HC
Illinois	1	HC
Maryland	1	IT
Massachusetts	1	IT
Missouri	1	HC
Nevada	1	HC
New Jersey	3	E, IT
New York	4	E, HC, IT
Ohio	1	E
Pennsylvania	1	E
Rhode Island	1	E
	22

CANADA	3	E, IT

PUERTO RICO	1	E, IT

SERBIA	3	E, IT

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

The Company’s larger recognizable customers include ADP, Alstom Grid, American Electric Power, Amgen, AMN Healthcare, Atlantic City Electric Company, Atrium Medical, Axa Helthcare, Baltimore Gas & Electric, Bimbo Bakeries, Black and McDonald, Bruce Power Limited Partnership (“Bruce Power”), Bruckner Supply Company, Chicago Public Schools, Chrysler Corporation, Con Edison, Covanta, Entergy, Cross Country, Eversource Energy, Equifax, Exelon Nuclear, First Energy, FlightSafety International, Hamilton Sundstrand, Hawaii Department of Education, Hawaii Department of Public Safety, Hawaii State Hospital, Heartland Corn Products, ImClone Systems, Immucor, Johnson and Johnson, Lilly del Caribe, New York City Board of Education, New York Power Authority, Ontario Power Generation, Pfizer, Pratt and Whitney, Praxair, PSE&G, Remedy Partners, Right Sourcing, School District of Philadelphia, Scope Infotech, Sikorsky Aircraft, SNC Lavalin, United Health Group, United Technologies Corporation, Verizon, Vermont Yankee Nuclear Power and WE Energies.  The Company serves Fortune 1000 companies and many middle market clients.  The Company’s relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

During the fiscal year ended December 29, 2018, New York City Board of Education represented 13.0% of the Company’s revenues.  No other client accounted for 10% or more of total revenues during the year.   The Company’s five, ten and twenty largest customers accounted for approximately 40.9%, 54.6 % and 67.4%, respectively, of the Company’s revenues for the fiscal year ended December 29, 2018.

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

RCM has upgraded its perimeter network and WAN architecture throughout the United States and Canada to a secure centralized model. The hub datacenter at its operational headquarters has been outfitted with redundant fiber circuits, and redundant firewalls, routers and switching architecture that protects against hardware failure. Access to the network is restricted for security reasons.

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

Information Systems (Continued)

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

ITEM 1. BUSINESS (CONTINUED)

Other Information (Continued)

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

Government Regulations

The Company is a consulting firm and employment service provider and  is generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its employees, including tax withholding or reporting, social security or retirement, benefits, workplace compliance, wage and hour, anti-discrimination, immigration and workers’ compensation, (2) registration, licensing, record keeping and reporting requirements, and (3) federal contractor compliance.  The Company believes it is in material compliance with all employee related statutes.

ITEM 1. BUSINESS (CONTINUED)

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

Workforce

As of December 29, 2018, the Company employed an administrative, sales, recruiting and management staff of approximately 240 people, including licensed engineers and certified IT specialists who, from time to time, participate in engineering design and IT projects undertaken by the Company.  As of December 29, 2018, there were approximately 580 engineering and technical personnel, 2,230 specialty health care services personnel and 285 information technology personnel assigned by the Company to work on client projects or assignments for various periods.  None of the Company’s employees are party to a collective bargaining agreement.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” the Company’s five, ten and twenty largest customers accounted for approximately 40.9%, 54.6 % and 67.4%, respectively, of revenues for the fiscal year ended December 29, 2018.  During the fiscal year ended December 29, 2018, New York City Board of Education represented 13.0% of the Company’s revenues; no other customer accounted for 10% or more of total revenues during the year.  The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenues through a subcontractor relationship.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects is $8.9 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of December 29, 2018, the total amount of such counter-claims is anticipated to at least exceed $10.6 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude by the end of the Company’s fiscal third quarter of 2019.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition.  The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At December 29, 2018, the Company had $27.5 million in borrowings under the Revolving Credit Facility outstanding and $1.6 million outstanding under letters of credit, with availability for additional borrowings under the Revolving Credit Facility of $15.9 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At December 29, 2018, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

In addition, the Revolving Credit Facility may use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform, and LIBOR is expected to be phased out as a benchmark after 2021.  The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark rates, or an increase in our borrowing costs to under the Revolving Credit Facility.

ITEM 1A. RISK FACTORS (CONTINUED)

Foreign Currency Fluctuations and Changes in Exchange Rates

The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates.  RCM’s exposure to foreign currency fluctuations relates to operations in Canada and Serbia, principally conducted through its Canadian and Serbian subsidiaries.  Exchange rate fluctuations affect the United States dollar value of reported earnings derived from the Canadian operations as well as the carrying value of the Company’s investment in the net assets related to these operations.  The Company does not engage in hedging activities with respect to foreign operations.

Changes in Tax Laws

At any time, United States federal tax laws or the administrative interpretations of those laws may be changed. In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, which made widespread changes to the Internal Revenue Code, was signed into law.  While the Company believes that this law generally has had and will continue to have a favorable effect on corporations and their shareholders, the Company cannot predict whether, when or to what extent other new United States federal tax laws, regulations, interpretations or rulings will be issued. As a result, changes in United States federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact the Company’s shareholders.  At any time, tax laws in the Company’s other jurisdictions, Canada, Puerto Rico and Serbia, may also change.  These tax law changes may have a material impact on the Company’s income tax expense.

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

ITEM 1A. RISK FACTORS (CONTINUED)

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico and Serbia.  For the fiscal year ended December 29, 2018, approximately 17.2 % of the Company’s revenues were generated outside the United States.  There are certain risks inherent in conducting business internationally including:  the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences.  To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 29 administrative and sales offices located in the United States, Puerto Rico, Canada and Serbia.  The majority of the Company’s offices typically consist of 1,000 to 15,000 square feet and are typically leased by the Company for terms of one to three years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company’s executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 11,100 square feet and are leased at a rate of approximately $16.80 per square foot per annum for a term ending on June 30, 2020.

The Company’s operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 9,200 square feet and are leased at a rate of approximately $23.95 per square foot per annum for a term ending on January 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $10.6 million in damages (as further described below) as of December 29, 2018.  As of December 29, 2018, the Company did not have an accrual for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects is $8.9 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter claims. While the total amount of asserted counter claims is unknown as of December 29, 2018, the total amount of such claims is anticipated to at least exceed $10.6 million.  The Company believes these counter claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any claims.  The Company believes these counter claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude by the end of the Company’s fiscal third quarter of 2019.  While the Company believes the customer’s counter claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

Holders

As of February 11, 2019, the approximate number of holders of record of the Company’s Common Stock was 326 and the number of beneficial owners of its Common Stock is approximately 2,328.

Dividends

On December 28, 2017, the Company paid to stockholders of record on December 22, 2017 a special cash dividend of $1.00 per share of common stock.  The Company also accrued $1.00 per share on 87,034 unvested restricted share units.  All restricted share units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  Total accrued dividends as of December 29, 2018 were $52,000 to be paid from fiscal 2019 to fiscal 2020.  Dividends on any forfeited restricted share units will be forfeited.

The entire fiscal 2017 dividend was treated as return of capital.

While the Company, at this time, has no plans to issue any future dividends, any future payment of dividends will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed in Item 7 hereof) prohibits the payment of any dividends or distributions on account of the Company’s capital stock without the prior consent of the majority of the Company’s lenders.  Such consent was received prior to the fiscal 2017 distribution.

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
RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our unaudited interim condensed consolidated financial statements, estimates are used for, but not limited to, accounts receivable and allowance for doubtful accounts, goodwill, long-lived intangible assets, accounting for stock options and restricted stock units, insurance liabilities, accounting for income taxes and accrued bonuses.

Revenue Recognition

As of December 31, 2017, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective approach.  Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services.  Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers. The adoption of ASC 606 did not result in an adjustment to retained earnings in the Company’s consolidated balance sheet as of December 30, 2017.

We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to separate performance obligations; and (5) Recognize revenue when (or as) each performance obligation is satisfied.

The Company derives its revenues from several sources.  The Company’s Engineering Services and Information Technology Services segments perform consulting and project solution services.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company’s revenues are invoiced on a time and materials basis.

The following table presents our revenues disaggregated by revenue source for the fifty-two week periods ended December 29, 2018 and December 30, 2017:

	December 29, 2018	December 30, 2017
Engineering:
Time and Material	$71,639	$71,894
Fixed Fee	14,424	10,859
Permanent Placement Services	15	-
Total Engineering	$86,078	$82,753

Specialty Health Care:
Time and Material	$82,153	$69,033
Permanent Placement Services	1,510	2,283
Total Specialty Health Care	$83,663	$71,316

Information Technology:
Time and Material	$30,361	$32,320
Permanent Placement Services	250	348
Total Information Technology	$30,611	$32,668
	$200,352	$186,737

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

Time and Material
The Company’s IT and Healthcare segments predominantly recognize revenue through time and material work while its Engineering segment recognizes revenue through both time and material and fixed fee work. The Company’s time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenues associated with these time and materials contracts are recognized based on hours worked at contracted rates.

Fixed Fee
From time to time and predominantly in our Engineering segment, the Company will enter into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  On an infrequent basis, amounts paid in excess of revenues earned and recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour.  Additionally, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable, the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  These fees are typically based on a percentage of the compensation paid to the person placed with the Company’s client.

The deferred revenue balance at December 29, 2018 and December 30, 2017 was $150 and $596 respectively, and is included in accounts payable and accrued expense in the accompanying consolidated balance sheet at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the fifty-two week period ended December 29, 2018, the Company recognized revenue of $596 that was included in deferred revenue at the beginning of the reporting period.

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
RESULTS OF OPERATIONS (CONTINUED)

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). The Company tests goodwill for impairment on an annual basis as of the last day of the Company’s fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has three reporting units.  The Company uses a market-based approach to determine the fair value of the reporting units.  This approach uses earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units. The Company adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” effective December 29, 2018 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

There was no goodwill impairment in fiscal 2018. The Company recorded a goodwill impairment charge of $3.5 million in the fiscal year ended December 30, 2017 related to its Information Technology Segment. Prior to fiscal 2018 the Company’s Information Technology Segment declines in revenue, gross profit and operating income.  Although the Company experienced a decline in revenues in its Information Technology segment in fiscal 2018 as compared to fiscal 2017, that decline was primarily due to the sale of the Company’s Microsoft business unit at the end of fiscal 2017. Furthermore, the Company saw improvement in its quarterly revenue trend from its Information Technology segment during fiscal 2018.  Any future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

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

Accounting for Restricted Stock Units

The Company uses restricted stock units to attract, retain and reward employees for long-term service.  The Company follows “Share-Based Payment,” which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements.  This compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company measures stock-based compensation cost using the Black-Scholes option pricing model for stock options and the fair value of the underlying common stock at the date of grant for restricted stock units.

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
RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of December 29, 2018, the Company had a net domestic long term deferred tax net asset of $0.7 million and a foreign long-term deferred tax net liability of $0.4 million.   The domestic long term deferred tax net asset includes $2.1 million in deferred assets offset by $1.4 million in deferred tax liabilities. The deferred tax assets consist of a net operating loss carryforward of $1.4 million, and various deferred expense accruals and reserves of $0.8 million. The deferred tax liabilities consist of prepaid expenses of $0.6 million, advance depreciation deductions of $0.4 million and acquisition amortization of $0.4 million.  Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  In the event that actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011, 2012, 2013, 2015, 2016 and 2017.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2013.  The Company is no longer subject to audit in Canada for the tax years prior to tax year 2014.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2008.

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
RESULTS OF OPERATIONS (CONTINUED)

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for engineering and information technology services.  When the United States, Canadian or global economies decline, the Company’s operating performance could be adversely impacted.  The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends.  However, declines in the economy could result in the need for future cost reductions or changes in strategy.

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
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 29, 2018 Compared to Fiscal Year Ended December 30, 2017

A summary of operating results for the fifty-two week periods ended December 29, 2018 and December 30, 2017 is as follows (in thousands):

	Fiscal Years Ended
	December 29, 2018		December 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$200,352	100.0	$186,737	100.0
Cost of services	151,042	75.4	138,350	74.1
Gross profit	49,310	24.6	48,387	25.9

Selling, general and administrative	40,386	20.2	40,385	21.6
Depreciation and amortization of property and equipment	1,442	0.7	1,691	1.0
Amortization of acquired intangible assets	125	0.1	66	-
Severance, professional fees, office closures and other charges	1,571	0.7	1,447	0.8
Tax credit professional fees	371	0.2	259	0.1
Change in contingent consideration	-	-	781	0.4
Goodwill impairment	-	-	3,478	1.9
Operating costs and expenses	43,895	21.9	48,107	25.8

Operating income	5,415	2.7	280	0.1
Other expense, net and foreign currency transactions	(1,507)	(0.7)	(525)	(0.2)

Income (loss) before income taxes	3,908	2.0	(245)	(0.1)
Income tax expense (benefit)	1,193	0.6	(2,255)	(1.2)

Net income	$2,715	1.4	$2,010	1.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal years ended December 29, 2018 (fiscal 2018) and December 30, 2017 (fiscal 2017) consisted of fifty-two weeks each.

Revenues.  Revenues increased 7.3%, or $13.6 million, for the fifty-two week period ended December 29, 2018 as compared to the fifty-two week period ended December 30, 2017 (the “comparable prior year period”).  Revenues increased $3.3 million in the Engineering segment, increased $12.3 million in the Specialty Health Care segment and decreased $2.0 million in the Information Technology segment.  Effective September 30, 2018, the Company’s Engineering segment acquired the business operations of Thermal Kinetics Engineering and affiliate (together, “TKE”). This new business unit generated $2.6 million in revenues for the thirteen week period ended December 29, 2018.  On the last day of fiscal 2017, the Company’s Information Technology segment disposed of its Microsoft Solutions Business Unit (“Microsoft Business”), which generated $1.8 million in revenues for the fifty-two week period ended December 30, 2017.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in United States dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to United States dollar exchange rate (the “Exchange Rate”). For the fifty-two week period ended December 29, 2018, the Company generated total revenues from its Canadian clients of $27.9 million in United States dollars at an Exchange Rate of 77.3% as compared to $30.1 million in United States dollars at an Exchange Rate of 77.2 % for the prior year comparable period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 29, 2018 Compared to Fiscal Year Ended December 30, 2017

Cost of Services and Gross Profit.  Cost of services increased 9.2%, or $12.7 million, for the fifty-two week period ended December 29, 2018 as compared to the comparable prior year period. Cost of services increased due to the increase in revenues.  Cost of services as a percentage of revenues for the fifty-two week periods ended December 29, 2018 and December 30, 2017 was 75.4% and 74.1%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses was $40.4 million for both periods presented.  As a percentage of revenues, SGA expenses were 20.2% for the fifty-two week period ended December 29, 2018 and 21.6% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Severance, Professional Fees and Other Charges. The Company experienced $1.6 million in severance, professional fees and other charges during the fifty-two week period ended December 29, 2018 as compared to $1.4 million in the comparable prior year period.  For fiscal year 2018, these charges include severance accrued for the Company’s former chief executive officer and related payroll taxes; continuation of certain benefits; and professional fees, totaling approximately $0.9 million.  The additional charges of $0.7 million incurred related to transactional financial advisory fees; legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company; professional fees associated with the acquisition of Thermal Kinetics and search fees associated with hiring a senior executive.  Fiscal year 2017 charges included costs relating to closure of the Purchase, NY engineering office and the Edina, MN Information Technology office, totaling approximately $0.8 million. The additional charges of $0.6 million included severance to a senior executive; legal fees associated with the acquisition of PSR Engineering; and other discrete legal related and miscellaneous charges.

Tax Credit Professional Fees. The Company incurred $0.4 million in tax credit professional fees in the fifty-two week period ended December 29, 2018 as compared to $0.3 million in the comparable prior year period. The increase was primarily related to the increased tax benefit of $1.0 million in fiscal 2018 as compared to $0.6 million in the comparable prior year period.

Change in Contingent Consideration.  There were no adjustments to contingent consideration for the fifty-two week period ended December 29, 2018.  The Company incurred charges of $0.8 million for increases to contingent consideration for the fifty-two week period ended December 30, 2017.  The increase can be principally attributed to the acquisition of PCI (as defined below).  Since the PCI acquisition was for stock in Canada the increase in purchase price is not tax deductible and is treated as a permanent difference.

Goodwill Impairment. There was no goodwill impairment during fiscal year 2018.  For the fifty-two week period ended December 30, 2017, the Company determined that it incurred an impairment of goodwill of $3.5 million in its Information Technology segment.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased to $1.5 million as compared to $0.5 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company’s line of credit.  The primary reason for the increased borrowing was to fund the Company’s $12.2 million cash dividend paid in December 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 29, 2018 Compared to Fiscal Year Ended December 30, 2017 (Continued)

Income Tax Expense.  The Company recognized $1.2 million of income tax expense for the fifty-two week period ended December 29, 2018, as compared to an income tax benefit of $2.4 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 30.5% as compared to 920.4% for the comparable prior year period.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus United States pretax income.  The consolidated effective income tax rate for the fifty-two week period ended December 29, 2018 was lower than the comparable prior year period in part due to the reduction of the Company’s United States Federal statutory income tax rate to 21.0% from 34.0% as provided for in the Tax Cuts and Jobs Act.  The Company also experienced several adjustments for the 2018 fiscal year that impacted its net income tax expense of $1.2 million, including 1) United States 179D deductions generated an income tax benefit of $0.3 million; 2) foreign income tax differences generated an income tax benefit of $0.2 million; and 3) changes to United States and Canadian net operating loss carryforward generated expense of $0.7 million, primarily from changes in 2018 as a result of new information upon completing the 2017 United States Federal tax return.  Because of several unusual and large components, especially relative to the Company’s small consolidated pretax loss in dollars, the Company does not consider its fiscal 2017 effective tax rate of 920.4% to be meaningful in and of itself. The Company experienced several adjustments for the 2017 fiscal year that impacted its net income tax benefit of $2.3 million, including 1) United States 179D and Canadian research and development tax credits of $0.6 million; 2) several permanent differences generating income tax expense of $0.5 million; 3) a worthless stock deduction for a subsidiary purchased in fiscal 1996 that was closed in fiscal 2017 which generated an income tax benefit of $2.9 million; 4) foreign tax benefit, primarily from Canada, of $0.4 million; and 5) as a result of the federal tax rate change in fiscal 2018 to 21%, an increase to income tax expense of $1.0 million from a reduction in deferred tax assets, net of deferred tax liabilities and $0.2 million related to transition repatriation taxes. Absent any adjustments, repatriation/dividend taxes or changes in tax laws, the Company believes its effective tax rates in fiscal 2018 approximate the statutory rates of 27.3%, 26.5% and 15.0% in the United States, Canada and Serbia, respectively.

Segment Discussion
Engineering
Engineering revenues of $86.1 million for the fifty-two week period ended December 29, 2018 increased 4.0%, or $3.3 million, as compared to the comparable prior year period.  The increase was due to an increase in revenue of $5.6 million from the Company’s Energy Services Group and $2.6 million from the TKE acquisition, offset by decreases of $2.7 million from the Company’s Aerospace Group and $2.2 million from the Company’s Canadian Power Systems Group.  Gross profit increased 0.8%, or $0.2 million, as compared to the comparable prior year period. Gross profit increased because of the increase in revenue. Gross margin of 26.2% for the current period decreased from 27.1% for the comparable prior year period. The gross margin decrease was primarily due to less favorable utilization of billable consultants on fixed price contracts as the Company naturally experiences variability in utilization. The Engineering segment operating income increased by $1.1 million to $5.4 million for the fifty-two week period ended December 29, 2018, as compared to $4.3 million for the comparable prior year period. The increase in operating income was primarily due to the fiscal 2017 increase to contingent consideration which generated an operating expense of $0.8 million. The balance of the increase to operating income was primarily due to the increase in gross profit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 29, 2018 Compared to Fiscal Year Ended December 30, 2017 (Continued)

Segment Discussion (Continued)

Specialty Health Care

Specialty Health Care revenues of $83.7 million for the fifty-two week period ended December 29, 2018 increased 17.3%, or $12.3 million, as compared to the comparable prior year period.  The primary drivers of the increase in the revenues for the Specialty Health Care segment were increases of $9.7 million from the New York City office, $4.1 million from the Honolulu office, $1.3 million from the Locum Tenens practice and $0.7 million from the HIM practice, offset primarily by decreases in revenue of $2.1 million from the travel nursing staffing group, $0.7 million from the Chicago office and $0.7 million from the Permanent Placement Group.  The primary reason for revenue increases in New York City and Hawaii was the incremental addition of paraprofessionals billed on school contracts. The Company primarily attributes the decline in revenue from its travel nursing staffing group to increased competition from large national competitors. The Specialty Health Care segment’s gross profit increased by 7.4%, or $1.3 million, to $18.8 million for the fifty-two week period ended December 29, 2018 as compared to $17.5 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenues, offset by lower gross profit margin. The Specialty Health Care segment’s gross profit margin for the fifty-two week period ended December 29, 2018 decreased to 22.5% as compared to 24.6% for the comparable prior year period. The decrease in gross profit margin was primarily driven by a decrease in high gross profit margin permanent placement revenues, the large increase in lower gross margin paraprofessional revenues in New York City and a decrease in gross profit margin from the travel nursing staffing group, generally due to market factors including increased competition and constrained labor.  Specialty Health Care experienced operating income of $1.9 million for the fifty-two week period ended December 29, 2018 as compared to $1.3 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase of $0.7 million in SGA expense.  SGA expense increased primarily due to the need to increase SGA infrastructure expense in order to support the increased activity levels associated with higher revenues and a higher allocation of corporate-generated SGA expense.

Information Technology

Information Technology revenues of $30.6 million for the fifty-two week period ended December 29, 2018 decreased 6.3%, or $2.0 million, as compared to $32.7 million for the comparable prior year period.  The decrease was primarily from the sale of the Company’s Microsoft Business and reductions in project revenues from several large clients that were not replaced.  The Microsoft Business generated $1.8 million in revenues for the fifty-two week period ended December 30, 2017.  Gross profit of $7.9 million for the fifty-two week period ended December 29, 2018 decreased 6.5%, or $0.6 million, as compared to $8.5 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenues and also impacted by a small decrease in gross profit margin.  The Information Technology gross profit margin for the fifty-two week period ended December 29, 2018 was 25.9% as compared to 26.0% for the comparable prior year period. The Microsoft Business contributed $0.5 million in gross profit for the comparable prior year period.  The Information Technology segment experienced a negligible operating loss in the current period as compared to an operating loss of $3.7 million for the comparable prior year period.  The change in operating loss was primarily driven by the $3.5 million goodwill impairment in the comparable prior year period and also impacted by a decrease of $0.6 million in SGA expense. The decrease in SGA expense was primarily due to lower selling costs associated with lower revenue and gross profit, a focus on rightsizing SGA expense and also a lower allocation of corporate SGA expense.  The Microsoft Business generated $0.4 million in SGA expense for the comparable prior year period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 29, 2018 Compared to Fiscal Year Ended December 30, 2017 (Continued)
Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP measures, which adjust for the categories of expenses described below, primarily changes in contingent consideration as a result of re-measurement in the amount of contingent consideration we expect to pay with respect to past acquisitions, are non-GAAP financial measures.  Our management believes that these non-GAAP financial measures (“EBITDA,” “Adjusted EBITDA,” “Adjusted Net Income” and “Diluted EPS”) are useful information for investors, shareholders and other stakeholders of our company in gauging our results of operations on an ongoing basis and to enhance investors’ overall understanding of our current financial performance and period-to-period comparisons.  We believe that both EBITDA and Adjusted EBITDA are performance measures and not liquidity measures, and therefore a reconciliation between net income and EBITDA and Adjusted EBITDA has been provided.  Neither EBITDA nor Adjusted EBITDA should be considered as an alternative to net income as an indicator of performance.  In addition, neither EBITDA nor Adjusted EBITDA takes into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows.  We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP.  These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

The following unaudited table presents the Company's GAAP Net Income measure and the corresponding adjustments used to calculate “EBITDA” and “Adjusted EBITDA” for the fifty-two week periods ended December 29, 2018 and December 30, 2017.

	Fifty-Two Week Periods Ended
	December 29, 2018	December 30, 2017
GAAP net income	$2,715	$2,010
Income tax expense (benefit)	1,193	(2,255)
Interest expense	1,471	590
Depreciation of property and equipment	1,442	1,691
Amortization of acquired intangible assets	125	66
EBITDA (non-GAAP)	$6,946	$2,102

Adjustments
Severance, professional fees, office closures and other charges	1,571	1,447
Tax credit professional fees	371	259
Change in contingent consideration	-	781
Goodwill impairment	-	3,478
Loss (gain) on foreign currency transactions	36	(65)
Adjusted EBITDA (non-GAAP)	$8,924	$8,002

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows
($ in thousands):

	Fiscal Years Ended
	December 29, 2018	December 30, 2017
Cash provided by (used in):
Operating activities	($64)	$5,071
Investing activities	($2,583)	($1,803)
Financing activities	$346	($826)

Operating Activities

Operating activities used $0.1 million of cash for the fifty-two week period ended December 29, 2018 as compared to providing $5.1 million in the comparable prior year period.  The major variant components of cash typically used in or provided by operating activities are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.  The following major non-cash expenses also provided cash: $1.6 million from depreciation and amortization, $0.5 million from share-based compensation, $1.1 million from provision for losses on accounts receivable and $1.5 million from deferred tax expense.

Net income for the fifty-two week period ended December 29, 2018 was $2.7 million as compared to $2.0 million for the comparable prior year period.  An increase in accounts receivables in the fifty-two week period ended December 29, 2018 used $7.7 million of cash as compared to $0.5 million in the comparable prior year period. The Company primarily attributes the increase in accounts receivables for the fifty-two week period ended December 29, 2018 to the increase in revenue, particularly in the Company’s fourth quarter of fiscal 2018. The Company anticipates that its accounts receivable balance relative to revenues will improve during fiscal 2019.

The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net receivable of $0.1 million and a net payable of $1.7 million as of December 29, 2018 and December 30, 2017, respectively, so the cash impact during the fifty-two week period ended December 29, 2018 used $1.8 million in cash.  The net of transit accounts payable and transit accounts receivable were  net liabilities of $1.7 million and $2.5 million as of December 30, 2017 and December 31, 2016, respectively, so the cash impact during the fifty-two week period ended December 30, 2017 used $0.8 million in cash.

Prepaid expenses and other current assets used $0.2 million in cash for the fifty-two week period ended December 29, 2018 as compared to $0.3 million in the comparable prior year period.  The Company attributes these changes to general timing of payments in the normal course of business.

Accounts payable and accrued expenses provided $1.0 million of cash for the fifty-two week period ended December 29, 2018 and used $0.3 million for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs for the fifty-two week periods ended December 29, 2018 and December 30, 2017 provided $1.3 million and $0.5 million in cash, respectively.  A large portion of current period cash provided from changes in accrued payroll and related costs consists of $0.8 million in severance and related costs accrued for payment to the Company’s former chief executive officer.  There are three primary factors that impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  The Company’s last major payroll for the fifty-two week period ended December 29, 2018 was paid on December 21, 2018.

Investing Activities

Investing activities used cash of $2.6 million for the fifty-two week period ended December 29, 2018 as compared to $1.8 million for the comparable prior year period.  Investing activities included increases for property and equipment of $0.5 million and payments for businesses acquired of $0.3 million.

Financing Activities

Financing activities provided $0.3 million of cash for the fifty-two week period ended December 29, 2018 as compared to using $0.8 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $0.3 million during the fifty-two week period ended December 29, 2018 as compared to $13.0 million in the comparable prior year period.  The primary reason for net borrowings in the prior year period was to pay a dividend of $12.2 million. The Company generated cash of $0.4 million from sales of shares from its equity plans for the current and prior year periods.  The Company paid $0.3 million in contingent consideration during the current fiscal year, as compared to $1.7 million in the comparable prior year period.

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on August 9, 2018.  As amended and restated, the Revolving Credit Facility now provides for a $45.0 million revolving credit facility (increased from $40.0 million), no longer has a sub-limit for letters of credit (from a sub-limit of $5.0 million) and expires on August 8, 2023. The amended and restated Revolving Credit Facility provides the Company with waivers from certain financial covenant calculations of up to $1.4 million in the borrowers’ fiscal year ending on December 31, 2018 for certain expenses, including severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, charges incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  Except as noted, all material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the fiscal year ended December 29, 2018 was 4.0%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of December 29, 2018, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of December 29, 2018 and December 30, 2017 were $27.5 million and $27.3 million, respectively.  At December 29, 2018 and December 30, 2017, there were letters of credit outstanding for $1.6 million and $0.8 million, respectively.  At December 29, 2018, the Company had availability for additional borrowings under the Revolving Credit Facility of $15.9 million.

Dividends

On December 28, 2017, the Company paid to stockholders of record on December 22, 2017 a special cash dividend of $1.00 per share of common stock.  The Company also accrued $1.00 per share on 87,034 unvested restricted share units.  All restricted share units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  Total accrued dividends as of December 29, 2018 were $52,000 to be paid from fiscal 2019 to fiscal 2020.  Dividends on any forfeited restricted share units will be forfeited.

While the Company, at this time, has no plans to issue any future dividends, any future payment of dividends will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant.  The Revolving Credit Facility (as discussed above) prohibits the payment of any dividends or distributions on account of the Company’s capital stock without the prior consent of the majority of the Company’s lenders.  Such consent was received prior to the fiscal 2017 distribution.

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

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)
The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects is $8.9 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of December 29, 2018, the total amount of such counter-claims is anticipated to at least exceed $10.6 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude by the end of the Company’s fiscal third quarter of 2019.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through March 2024.  Certain leases are subject to escalation clauses based upon changes in various factors.  The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows (in thousands):

Fiscal Years	Amount
2019	$2,485
2020	1,921
2021	1,406
2022	1,108
2023	782
2024	158
Total	$7,860

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of December 29, 2018, the Company had four active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); 2) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC (“SDS”); 3) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 4) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at December 29, 2018 as follows:

Fiscal Year	Total
December 28, 2019	$1,588
January 2, 2021	1,461
January 1, 2022	1,724
Estimated future contingent consideration payments	$4,773

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at a cumulative maximum of $9.8 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of December 29, 2018.

Significant employment agreements are as follows:

Executive Severance Agreements

The Company is a party to an Executive Severance Agreement (the “Executive Severance Agreement”) with each of Bradley S. Vizi, the Company's Executive Chairman and President (dated as of June 1, 2018), and Kevin Miller, the Company’s Chief Financial Officer (dated as of February 28, 2014, as amended) which sets forth the terms and conditions of certain payments to be made by the Company to executive in the event, while employed by the Company, the Executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the Executive’s employment is terminated for a reason related to the Change in Control or (ii) in the case of Mr. Miller, Mr. Miller remains continuously employed with the Company for three months following the Change in Control.

Under the terms of the Executive Severance Agreement, if either (a) the Executive is involuntarily terminated by the Company for any reason other than “Cause” (as defined therein), “Disability” (as defined therein) or death, or (b) the Executive resigns for “Good Reason” (as defined therein), and, in each case, the termination is not a “Termination Related to a Change in Control” (as defined below), the Executive will receive the following severance payments: (i) an amount equal to 1.5 times the sum of (a) the Executive’s annual base salary as in effect immediately prior to the termination date (before taking into account any reduction that constitutes Good Reason) (“Annual Base Salary”) and (b) the highest annual bonus paid to the Executive in any of the three fiscal years immediately preceding his termination date (“Bonus”), to be paid in installments over the twelve month period following the Executive’s termination date; and (ii) for a period of eighteen months following the Executive’s termination date, a monthly payment equal to the monthly COBRA premium that the Executive is required to pay to continue medical, vision, and dental coverage, for himself and, where applicable, his spouse and eligible dependents.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments (Continued)

Executive Severance Agreements (Continued)

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

Under the terms of the Executive Severance Agreement, if a Change in Control occurs and (a) the Executive experiences a Termination Related to a Change in Control on account of (i) an involuntary termination by the Company for any reason other than Cause, death, or Disability, (ii) an involuntary termination by the Company within twelve months (for Mr. Vizi) or three months (for Mr. Miller) following a Change in Control on account of Disability or death, or (iii) a resignation by the Executive with Good Reason; or (b) in the case of Mr. Miller, a resignation by Mr. Miller, with or without Good Reason, which results in a termination date that is the last day of the three month period following a Change in Control, then the Executive will receive the following severance payments: (1) a lump sum payment equal to two times the sum of the Executive’s (a) Annual Base Salary and (b) Bonus; and (2) a lump sum payment equal to twenty-four multiplied by the monthly COBRA premium cost, as in effect immediately prior to the Executive’s termination date, for the Executive to continue medical, dental and vision coverage, as applicable, in such Company plans for himself and, if applicable, his spouse and eligible dependents.  Upon the occurrence of a Change in Control, the Company shall establish an irrevocable rabbi trust and contribute to the rabbi trust the applicable amounts due under the Executive Severance Agreements.

Mr. Miller’s Executive Severance Agreement provides that if Mr. Miller remains continuously employed for three months following a Change in Control and is employed by the Company on the last day of such specified period, Mr. Miller will receive a lump sum payment equal to two times the sum of his (a) Annual Base Salary and (b) Bonus (the “Change in Control Payment”).  If Mr. Miller receives the Change in Control Payment, he will not be eligible to receive any severance payments under his Executive Severance Agreement.

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
RESULTS OF OPERATIONS (CONTINUED)

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date.  The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company will adopt the new standard on December 30, 2018 and use the effective date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before December 30, 2018.  The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification and initial direct costs.  The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for the Company’s ongoing accounting.  The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify.  This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate. The Company expects the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases. As a result of the adoption of this guidance, the Company anticipates that it will record right-of-use assets and lease liabilities ranging from $6.7 million to $7.1 million primarily related to its real estate operating leases.  The Company also expects that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements.

In August 2018, the SEC issued the final rule on Disclosures About Changes in Stockholders’ Equity For filings on Form 10-Q, which extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04 to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. The staff of the SEC has indicated it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, the Company expects to conform to this rule in its Form 10-Q for the quarter ending March 30, 2019. The Company believes that the final rule will not have a material effect on its consolidated financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of its Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of December 29, 2018, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the fiscal year ended December 29, 2018, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.3 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2018 based upon criteria in Internal Control-Integrated Framework issued and updated in fiscal 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of December 29, 2018, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2019 Proxy Statement and is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be potentially issued upon realization of restricted stock units	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	347,372(1)	N/A	442,699
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	347,372(1)	N/A	442,699

(1)  Includes time-based stock units of 147,342 and performance based restricted stock units of 200,000, none of which have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

	+	3(a)
Asset Purchase Agreement, dated November 8, 2018, by and among RCM Technologies (USA), Inc., Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC, as Sellers, certain members of Sellers, and, solely for purposes of being bound by the Parent Guarantee (as defined therein) in such agreement, RCM Technologies, Inc.; incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2018.

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

(10)(o)
Amendment, dated as of July 21, 2011, to Second Amended and Restated Loan and Security Agreement dated as of February 19, 2009, between RCM Technologies, Inc. and all of its Subsidiaries, Citizens Bank of Pennsylvania as Administrative Agent and Arranger and the Financial Institutions Named therein as Lenders; incorporated by reference to Exhibit 10(o) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed with the Securities and Exchange Commission on February 27, 2014 (the “2013 10-K”).

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

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
Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Rocco Campanelli dated December 26, 2017; incorporated by reference to Exhibit 10(v) to the Registrant’s Annual Report on Form 10-K for this fiscal year ended December 30, 2017, filed with the Securities and Exchange Commission on March 8, 2018.

	*	(10)(w)
Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 27, 2012; incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 27, 2012, filed with the Securities and Exchange Commission on December 28, 2012.

	*	(10)(x)
Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 26, 2017; incorporated by reference to Exhibit 10(x) to the Registrant’s Annual Report on Form 10-K for this fiscal year ended December 30, 2017, filed with the Securities and Exchange Commission on March 8, 2018.

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
RCM Technologies, Inc. Amended and Restated 2014 Omnibus Equity Compensation Plan; incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting filed with the Securities and Exchange Commission on October 28, 2016.

	*	(10)(bb)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the December 2014 8-K.

	*	10(cc)
RCM Technologies, Inc. Change in Control Plan for Selected Executive Management (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015 and incorporated herein by reference).

	*	10(dd)
Amendment 2015-3 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting filed with the Securities and Exchange Commission on October 30, 2015.

	*	10(ee)
Amendment 2018-4 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2018.

10(ff)
Fifth Amendment to Second Amended and Restated Amendment, dated as of December 14, 2015, to Amended and Restated Loan and Security Agreement dated as of February 19, 2009, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 10(cc) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the Securities and Exchange Commission on March 2, 2016.

10(gg)
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

10(hh)
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

10(ii)
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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

10(jj)
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

10(kk)
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

10(ll)
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

	*	10(mm)
Executive Severance Agreement, dated as of June 1, 2018, by and between the Company and Bradley S. Vizi; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018.

	*	10(nn)
Release and Separation Agreement, dated as of June 6, 2018, by and between the Company and Rocco Campanelli; incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018.

	*	10(oo)
Third Amended & Restated Loan and Security Agreement, dated as of August 9, 2018, by and among the Company and all of its subsidiaries, Citizens Bank of Pennsylvania, a Pennsylvania state chartered bank, in its capacity as administrative agent and arranger, and Citizens Bank of Pennsylvania, as lender; incorporated by reference to Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q for this fiscal quarter ended June 30, 2018, filed with the Securities and Exchange Commission on August 14, 2018.

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

		101.INS	XBRL Instance Document (Filed herewith)

		101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith)

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith)

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith)

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents (Filed herewith)

		101.DEF	XBRL Taxonomy Definition Linkbase Document (Filed herewith)

	*	Constitutes a management contract or compensatory plan or arrangement.

	+	The Registrant will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: March 11, 2019	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 11, 2019	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2019	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 11, 2019	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 11, 2019	By:	/s/ Roger H. Ballou
Roger H. Ballou
Director

Date: March 11, 2019	By:	/s/ Richard A. Genovese
Richard A. Genovese
Director

Date: March 11, 2019	By:	/s/ Leon Kopyt
Leon Kopyt
Founder and Chairman Emeritus

Date: March 11, 2019	By:	/s/ S. Gary Snodgrass
S. Gary Snodgrass
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 29, 2018 and December 30, 2017 (Amounts in thousands, except share and per share amounts, unless otherwise indicated)

	December 29,	December 30,
	2018	2017

Current assets:
Cash and cash equivalents	$482	$2,851
Accounts receivable, net	52,335	46,080
Transit accounts receivable	2,569	3,002
Prepaid expenses and other current assets	3,425	3,706
Total current assets	58,811	55,639

Property and equipment, net	3,485	3,446

Other assets:
Deposits	214	215
Goodwill	17,532	11,685
Intangible assets, net	743	105
Deferred tax assets, net, domestic	725	2,189
Total other assets	19,214	14,194

Total assets	$81,510	$73,279

Current liabilities:
Accounts payable and accrued expenses	$9,969	$8,634
Transit accounts payable	2,506	4,661
Accrued payroll and related costs	9,028	7,780
Income taxes payable	97	372
Liability for contingent consideration from acquisitions	1,588	741
Total current liabilities	23,188	22,188

Deferred tax liability, foreign	398	431
Liability for contingent consideration from acquisitions	3,185	1,350
Borrowings under line of credit	27,540	27,279
Total liabilities	54,311	51,248

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
15,578,345 shares issued and 12,755,173 shares outstanding at December 29, 2018 and 15,017,522 shares issued and 12,194,350 shares outstanding at December 30, 2017	778	751
Additional paid-in capital	107,326	104,540
Accumulated other comprehensive loss	(2,755)	(2,395)
Accumulated deficit	(63,163)	(65,878)
Treasury stock (2,823,172 shares at December 29, 2018 and at December 30, 2017) at cost	(14,987)	(14,987)
Stockholders’ equity	27,199	22,031

Total liabilities and stockholders’ equity	$81,510	$73,279

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended December 29, 2018 and December 30, 2017
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	December 29, 2018	December 30, 2017

Revenues	$200,352	$186,737
Cost of services	151,042	138,350
Gross profit	49,310	48,387

Operating costs and expenses
Selling, general and administrative	40,386	40,385
Depreciation and amortization of property and equipment	1,442	1,691
Amortization of acquired intangible assets	125	66
Severance, professional fees, office closures and other charges	1,571	1,447
Tax credit professional fees	371	259
Change in contingent consideration	-	781
Goodwill impairment	-	3,478
Operating costs and expenses	43,895	48,107

Operating income	5,415	280

Other (expense) income
Interest expense and other, net	(1,471)	(590)
(Loss) gain on foreign currency transactions	(36)	65
Other expense	(1,507)	(525)

Income (loss) before income taxes	3,908	(245)
Income tax expense (benefit)	1,193	(2,255)

Net income	$2,715	$2,010

Basic and diluted net income per share	$0.22	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Fiscal Years Ended December 29, 2018 and December 30, 2017 (Dollars in thousands unless otherwise indicated)

	December 29,	December 30,
	2018	2017

Net income	$2,715	$2,010
Other comprehensive (loss) income	(360)	183
Total comprehensive income	$2,355	$2,193

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Amounts in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 31, 2016	14,716,940	$736	$115,607	($2,578)	($67,888)	2,763,860	($14,622)	$31,255

Issuance of stock under employee stock purchase plan	90,931	4	390	-				394
Translation adjustment	-	-	-	183	-	-	-	183
Issuance of stock upon exercise of stock options	11,917	1	64	-	-	-	-	65
Issuance of stock upon vesting of restricted share units	197,734	10	(10)	-	-	-	-	-
Share based compensation expense	-	-	770	-	-	-	-	770
Common stock repurchase	-	-	-	-	-	59,312	(365)	(365)
Dividends to stockholders	-	-	(12,194)	-	-	-	-	(12,194)
Dividends accrued	-	-	(87)	-	-	-	-	(87)
Net income	-	-	-	-	2,010	-	-	2,010

Balance, December 30, 2017	15,017,522	$751	$104,540	($2,395)	($65,878)	2,823,172	($14,987)	$22,031

Issuance of stock under employee stock purchase plan	90,877	4	381	-	-	-	-	385
Translation adjustment	-	-	-	(360)	-	-	-	(360)
Issuance of stock upon vesting of restricted share units	29,195	1	(1)	-	-	-	-	-
Share based compensation expense	-	-	544	-	-	-	-	544
Accrued dividends forfeited	-	-	6	-	-	-	-	6
Common stock issued for acquisition	440,751	22	1,856	-	-	-	-	1,878
Net income	-	-	-	-	2,715	-	-	2,715

Balance, December 29, 2018	15,578,345	$778	$107,326	($2,755)	($63,163)	2,823,172	$14,987	$27,199

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended December 29, 2018 and December 30, 2017 (Dollars in thousands unless otherwise indicated)

	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$2,715	$2,010

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,567	1,757
Increase in contingent consideration	47	781
Goodwill impairment	-	3,478
Share-based compensation expense	544	770
Provision for losses on accounts receivable	1,106	210
Deferred income tax (benefit) expense	1,430	(2,336)
Changes in assets and liabilities:
Accounts receivable	(7,681)	(459)
Transit accounts receivable	392	1,330
Prepaid expenses and other current assets	(170)	(293)
Accounts payable and accrued expenses	1,021	(318)
Transit accounts payable	(2,108)	(2,160)
Accrued payroll and related costs	1,335	483
Income taxes payable	(262)	(182)
Total adjustments	(2,779)	3,061
Net cash (used in) provided by operating activities	(64)	5,071

Cash flows from investing activities:
Property and equipment acquired	(1,518)	(1,040)
Decrease in deposits	1	-
Cash payments for business acquired	(1,066)	(763)
Net cash used in investing activities	(2,583)	(1,803)

Cash flows from financing activities:
Borrowings under line of credit	90,329	92,918
Repayments on line of credit	(90,068)	(79,950)
Sale of stock for employee stock purchase plan	385	394
Exercise of stock options	-	65
Common stock repurchases	-	(365)
Dividends paid to shareholders	-	(12,194)
Contingent consideration paid	(300)	(1,694)
Net cash provided by (used in) financing activities	346	(826)
Effect of exchange rate changes on cash and cash equivalents	(68)	130
(Decrease) increase in cash and cash equivalents	(2,369)	2,572
Cash and cash equivalents at beginning of period	2,851	279

Cash and cash equivalents at end of period	$482	$2,851

Supplemental cash flow information:
Cash paid for:
Interest	$1,160	$500
Income taxes	$350	$522
Non-cash investing activities:
Contingent consideration relating to acquisitions	$2,935	$1,774
Value of shares issued pursuant to acquisition	$1,878	-
Net liabilities assumed pursuant to acquisition	$750	$122
Non-cash financing activities:
Dividend declared but unpaid on unvested restricted share units	$ -	$87
Accrued dividends forfeited	$ 6	$ -
Vesting of restricted share units	$109	$1,294

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
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

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances may exceed federally insured amounts.  The Company held $32 and $52 of cash and cash equivalents in Canadian banks as of December 29, 2018 and December 30, 2017, respectively, which was held principally in Canadian dollars.

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
Fiscal Years Ended December 29, 2018 and December 30, 2017
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

The transit accounts receivable was $2.6 million and related transit accounts payable was $2.5 million, for a net receivable of $0.1 million, as of December 29, 2018.  The transit accounts receivable was $3.0 million and related transit accounts payable was $4.7 million, for a net liability of $1.7 million, as of December 30, 2017.

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
Fiscal Years Ended December 29, 2018 and December 30, 2017
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

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). The Company tests goodwill for impairment on an annual basis as of the last day of the Company’s fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has three reporting units.  The Company uses a market-based approach to determine the fair value of the reporting units.  This approach uses earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units. The Company adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” effective December 30, 2017 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

The Company did not record a goodwill impairment charge in the fiscal year ended December 29, 2018.  For the fiscal year ended December 30, 2017, the carrying amount of our Information Technology reporting unit exceeded its fair value; therefore, the Company recorded a goodwill impairment charge of $3.5 million.  This charge is recognized as “Goodwill Impairment” on our Consolidated Statements of Income.  Any future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

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
Fiscal Years Ended December 29, 2018 and December 30, 2017
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

Software

In accordance with “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended December 29, 2018 and December 30, 2017, the Company capitalized approximately $1,150 and $594, respectively, for software costs.  The net balance after accumulated depreciation for all software costs capitalized as of December 29, 2018 and December 30, 2017 was $2,255 and $1,841, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings.  These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance.  The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years’ taxable income.  In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.  The Company did not have any valuation allowance as of December 29, 2018 or December 30, 2017.

The Company accounts for income taxes in accordance with “Accounting for Income Taxes” which requires an asset and liability approach of accounting for income taxes.  “Accounting for Income Taxes” requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Tax Cuts and Jobs Act, which was enacted in December 2017, includes a number of changes to existing United States tax laws, most notably the reduction of the United States corporate income tax rate from up to 35% to 21%, beginning in 2018. The Company measures its deferred tax assets and liabilities using the tax rates that the Company believes will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, the Company remeasured its deferred tax assets and deferred tax liabilities to reflect the reduction in the United States corporate income tax rate, resulting in a $1.0 million decrease in the Company’s income tax benefit (or increase in income tax expense) for the fiscal year ended December 30, 2017. The Company and its wholly owned United States subsidiaries file a consolidated federal income tax return.  The Company also files tax returns in Canada, Puerto Rico and Serbia.

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
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

As of December 31, 2017, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective approach.  Revenues are recognized when the Company satisfies a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services.  Performance obligations in the Company’s contracts represent distinct or separate service streams that the Company provides to its customers.

We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to separate performance obligations; and (5) Recognize revenue when (or as) each performance obligation is satisfied.

The Company derives its revenues from several sources.  The Company’s Engineering Services and Information Technology Services segments perform consulting and project solution services.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company’s revenues are invoiced on a time and materials basis.

The following table presents our revenues disaggregated by revenue source for the fifty-two week periods ended December 29, 2018 and December 30, 2017:

	December 29, 2018	December 30, 2017
Engineering:
Time and material	$71,639	$71,894
Fixed fee	14,424	10,859
Permanent placement services	15	-
Total Engineering	$86,078	$82,753

Specialty Health Care:
Time and material	$82,153	$69,033
Permanent placement services	1,510	2,283
Total Specialty Health Care	$83,663	$71,316

Information Technology:
Time and material	$30,361	$32,320
Permanent placement services	250	348
Total Information Technology	$30,611	$32,668
	$200,352	$186,737

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Time and Material
The Company’s IT and Healthcare segments predominantly recognize revenue through time and material work while its Engineering segment recognizes revenue through both time and material and fixed fee work. The Company’s time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenues associated with these time and materials contracts are recognized based on hours worked at contracted rates.

Fixed fee
From time to time and predominantly in our Engineering segment, the Company will enter into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenues under these arrangements are recognized as the costs on these contracts are incurred.  On an infrequent basis, amounts paid in excess of revenues earned and recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour.  Additionally, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenues and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable, the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Permanent placement revenues were $1.8 million and $2.6 million for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

The deferred revenue balance as of December 29, 2018 was $0.2 million, as compared to $0.6 million as of December 30, 2017. These amounts are included in accounts payable and accrued expense in the accompanying consolidated balance sheets at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence.  For the fifty-two week period ended December 29, 2018, the Company recognized revenue of $0.6 million that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.  During the fifty-two week period ended December 29, 2018, total gross billings, including both transit cost billings and the Company’s earned fees, was $32.9 million, for which the Company recognized $23.4 million of its net fee as revenue.  During the fifty-two week period ended December 30, 2017, total gross billings, including both transit cost billings and the Company’s earned fees, was $38.9 million, for which the Company recognized $26.1 million of its net fee as revenue.  The net fee revenue from these agreements represented 11.7% of the Company’s total revenues for the fifty-two week period ended December 29, 2018 as compared to 14.0% for the comparable prior year period.

Concentration

During the fiscal year ended December 29, 2018, New York City Board of Education represented 13.0% of the Company’s revenues.  No other client accounted for 10% or more of total revenues during the year.  As of December 29, 2018 the following clients represented more than 10.0% of the Company’s accounts receivable, net: New York Power Authority was 22.7% and New York City Board of Education was 16.0%.  As of December 29, 2018, New York Power Authority total accounts receivable balance (including transit accounts receivable) was 23.3% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company’s accounts receivable, net or total accounts receivable balance (including transit accounts receivable). The Company’s five, ten and twenty largest customers accounted for approximately 40.9%, 54.6% and 67.4%, respectively, of the Company’s revenues for the fiscal year ended December 29, 2018.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration (Continued)

During the fiscal year ended December 30, 2017, Sikorsky Aircraft represented 10.4% of the Company’s revenues.  No other client accounted for 10% or more of total revenues during the year.  As of December 30, 2017 the following clients represented more than 10.0% of the Company’s accounts receivable, net: New York City Board of Education was 14.9% and New York Power Authority was 11.9%.  As of December 30, 2017, New York Power Authority total accounts receivable balance (including transit accounts receivable) was 14.0% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company’s accounts receivable, net or total accounts receivable balance (including transit accounts receivable). The Company’s five, ten and twenty largest customers accounted for approximately 37.9%, 51.4% and 65.2%, respectively, of the Company’s revenues for the fiscal year ended December 30, 2017.

Foreign Currency Translation

The functional currency of the Company’s Canadian and Serbian subsidiaries is the local currency.  Assets and liabilities are translated at period-end exchange rates.  Income and expense items are translated at weighted average rates of exchange prevailing during the year.  Any translation adjustments are included in the accumulated other comprehensive income account in stockholders’ equity.  Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign exchange transaction gains and losses are included in the results of operations.

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
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share - Based Compensation (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $671 and $700 for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

Fair Value Measurements

The Company values its financial assets and liabilities based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In order to increase consistency and comparability in fair value measurements, a fair value hierarchy was established that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.  The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in inactive markets; or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data.

Level 3:  Unobservable inputs are used when little or no market data is available.  The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

2.	FISCAL YEAR

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both of the fiscal years ended December 29, 2018 (fiscal 2018) and December 30, 2017 (fiscal 2017) were 52-week reporting years.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
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

The Company re-measures the fair value of the contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings in the accompanying consolidated statement of income.

4.	ACCOUNTS RECEIVABLE, TRANSIT ACCOUNTS RECEIVABLE AND TRANSIT ACCOUNTS PAYABLE

The Company’s accounts receivable are comprised as follows:

	December 29, 2018	December 30, 2017
Billed	$32,323	$29,874
Accrued and unbilled	10,383	10,573
Work-in-progress	2,252	2,494
Accounts receivable subject to arbitration	8,820	4,106
Allowance for sales discounts and doubtful accounts	(1,443)	(967)

Accounts receivable, net	$52,335	$46,080

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
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

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $2.6 million and related transit accounts payable was $2.5 million, for a net receivable of $0.1 million, as of December 29, 2018.  The transit accounts receivable was $3.0 million and related transit accounts payable was $4.7 million, for a net payable of $1.7 million, as of December 30, 2017.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects is $8.9 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of December 29, 2018, the total amount of such counter-claims is anticipated to at least exceed $10.6 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude by the end of the Company’s fiscal third quarter of 2019.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.    PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment are comprised of the following:

	December 29, 2018	December 30, 2017
Equipment and furniture	$600	$938
Computers and systems	7,200	6,172
Leasehold improvements	743	899
	8,543	8,009

Less: accumulated depreciation and amortization	5,058	4,563

Property and equipment, net	$3,485	$3,446

The Company periodically writes off fully depreciated and amortized assets.  In the fiscal years ended December 29, 2018 and December 30, 2017, write-offs were $947 and $458, respectively.  For the fiscal years ended December 29, 2018 and December 30, 2017, depreciation and amortization expense for property and equipment was $1,442 and $1,691, respectively.

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

Future Contingent Payments
As of December 29, 2018, the Company had four active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective July 1, 2012 the Company acquired certain assets of BGA, LLC (“BGA”); 2) effective July 5, 2015, the Company acquired certain assets of Substation Design Services, LLC (“SDS”); 3) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 4) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at December 29, 2018 as follows:

Fiscal Year	Total
December 28, 2019	$1,588
January 2, 2021	1,461
January 1, 2022	1,724
Estimated future contingent consideration payments	$4,773

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at a cumulative maximum of $9.8 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of December 29, 2018.  During the fifty-two week period ended December 29, 2018, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    ACQUISITIONS (CONTINUED)

The Company paid $0.3 million and $1.7 million in contingent consideration for the fifty-two week periods ended December 29, 2018 and December 30, 2017, respectively.

The changes in the liability for contingent consideration from acquisitions for the fifty-two week periods ended December 29, 2018 and December 30, 2017 are as follows:

Balance as of December 31, 2016	$1,231

Contingent payments made	(1,694)
Estimated contingent payments, acquisitions	1,773
Increase to contingent payment estimates	781

Balance as of December 30, 2017	$2,091

Contingent payments made	(300)
Other changes in contingent consideration	47
Estimated contingent payments, acquisitions	2,935

Balance as of December 29, 2018	$4,773

TKE

Effective September 30, 2018, the Company acquired the business operations of Thermal Kinetics Engineering, PLLC, a New York professional limited liability company and Thermal Kinetics Systems, LLC, a New York limited liability company (together, “TKE”). TKE is an established Buffalo-based engineering company providing full service process equipment supply, engineering, development and design services for construction and industrial customers.  TKE provides engineering services on construction and industrial processes. At the forefront of new techniques and technologies, TKE is dedicated to providing environmentally friendly, energy-saving solutions.  TKE engineers and builds optimal thermal integrations and unique separations approaches for industrial processes and equipment, with clients primarily in the chemical, oil and gas, renewable fuels, pharmaceutical, and industrial manufacturing industries. TKE will complement and expand the Company’s services offerings, providing a stronger depth of experienced engineering resources and capabilities.  The preliminary consideration and estimated fair value of assets acquired and liabilities assumed is as follows:

Cash	$1,066
Common stock of the Company	1,878
Contingent consideration, at fair value	2,935
Total consideration	$5,879

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    ACQUISITIONS (CONTINUED)

The shareholders of TKE are eligible to receive post-closing contingent consideration upon the business exceeding certain base levels of operating income, potentially earned over three years.  The amount recorded for the contingent consideration represents the acquisition date fair value of expected consideration to be paid based on TKE’s forecasted operating income during the three year period. Expected consideration was valued based on different possible scenarios for projected operating income.  Each case was assigned a probability which was used to calculate an estimate of the forecasted future payments.  Then a discount rate was applied to these forecasted future payments to determine the acquisition date fair value to be recorded.  At the time of the acquisition, the book and tax basis of assets and liabilities acquired are the same. The acquisition has been accounted for under the purchase method of accounting. The total preliminary estimated purchase price has been allocated as follows:

Fixed assets	$12
Restricted covenants	50
Customer relationships	720
Goodwill(a)	5,847
Less: net liabilities assumed	(750)
Total consideration	$5,879

(a)	The goodwill is expected to be fully deductible for tax purposes, except for the portion of contingent consideration which is deductible only when paid.

The Company incurred acquisition-related expenses of approximately $175 which are included in severance, professional fees, office closures and other charges.

The results of operations of TKE have been included in the consolidated statement of operations as of the effective date of acquisition. The following revenue and operating income of TKE are included in the Company’s consolidated results of operations:

Year Ended
December 29, 2018
Revenues	$2,575
Operating income	$541

The following table represents the pro forma revenue and earnings for the years ended December 29, 2018 and December 30, 2017:

	Year Ended December 29, 2018		Year Ended December 30, 2017
	Historical	Pro Forma Combined (Unaudited)	Historical	Pro Forma Combined (Unaudited)
Revenues	$200,352	$205,732	$186,737	$193,956
Operating income	$5,415	$6,333	$280	$1,668
Diluted net income per share	$0.22	$0.26	$0.17	$0.23

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    ACQUISITIONS (CONTINUED)

The combined pro forma revenue and operating income for the years ended December 29, 2018 and December 30, 2017 were prepared as though the TKE Acquisition had occurred as of January 1, 2017. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of TKE. This summary is not necessarily indicative of what the results of operations would have been had the TKE Acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

RAF
Effective April 16, 2017, the Company acquired the business operations of RAF. RAF has been in business since 1991 as a multi-disciplined engineering and consulting and design company. The firm has been providing Engineering, Design, Permitting, Inspection and Construction Management services to the utility, industrial, commercial, and property management industries. RAF specializes in turnkey above ground tank inspection, repair and cleaning services, as well as concrete, steel, masonry, and roofing routine maintenance inspection and design. The purchase price for RAF was $133, all of which was allocated to goodwill as follows: 1) assumed liabilities of $123; and 2) estimated contingent consideration of $10 paid in fiscal 2017.

PSR
Effective October 1, 2017 the Company acquired all of the stock of PSR. PSR was established in Serbia in 2006 and specializes in the design and engineering associated with high voltage substations, design engineering for electrical equipment in power plants, 3D modeling, commissioning, site supervision and other engineering services for clients in Europe, North America, South America and the Middle East. At the time of acquisition, PSR had a highly trained staff of approximately 30 engineers. PSR acted as a subcontractor to the Company for over three years prior to the acquisition. The total purchase price of $3,248 included cash at closing of $1,000, estimated contingent consideration of $1,763, payable over three years, and $485 due to seller upon realization of net working capital recorded at closing.  The net working capital payment of $485 was paid in January 2018.  As part of the working capital recorded at closing, the Company received cash of $237. The Company allocated $58 to fixed assets and the balance to goodwill.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.    GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis.  The Company has the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required.  The Company formally assesses these qualitative factors, and if necessary, conducts its annual goodwill impairment test as of the last day of the Company’s fiscal December each year or if indicators of impairment exist.

As more fully described in Footnote 1 – Summary of Significant Accounting Policies, the Company determined that its Information Technology segment incurred an impairment of goodwill of $3.5 million during fiscal 2017.

The changes in the carrying amount of goodwill for the fifty-two week periods ended December 29, 2018 and December 30, 2017 are as follows:

	Engineering	Specialty Health Care	Information Technology	Total
Balance as of December 31, 2016	$4,411	$2,398	$5,516	$12,325

Goodwill recorded, RAF acquisition	133	-	-	133

Goodwill recorded, PSR acquisition	2,705	-	-	2,705

Goodwill impairment	-	-	(3,478)	(3,478)

Balance as of December 30, 2017	$7,249	$2,398	$2,038	$11,685

Goodwill recorded, TKE acquisition	5,847	-	-	5,847

Balance as of December 29, 2018	$13,096	$2,398	$2,038	$17,532

8.    ACQUIRED INTANGIBLE ASSETS

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

All of the Company’s intangible assets are associated with the Engineering segment.  Intangible assets other than goodwill are amortized over their useful lives.  Intangible assets are carried at cost, less accumulated amortization.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8.    ACQUIRED INTANGIBLE ASSETS (CONTINUED)

Details of Intangible Assets by class at December 29, 2018 and December 30, 2017:

	December 29, 2018	December 30, 2017
Restricted covenants	$51	$17

Customer relationships	692	88

Total intangible assets	$743	$105

Amortization of acquired intangible assets for the fifty-two week periods ended December 29, 2018 and December 30, 2017 was $125 and $66, respectively.

Estimated future amortization expense, by fiscal years, for these intangibles assets are as follows:

2019	$327
2020	321
2021	95

Total	$743

9.	LINE OF CREDIT

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on August 9, 2018.  As amended and restated, the Revolving Credit Facility now provides for a $45.0 million revolving credit facility (increased from $40.0 million), no longer has a sub-limit for letters of credit (from a sub-limit of $5.0 million) and expires on August 8, 2023. The amended and restated Revolving Credit Facility provides the Company with waivers from certain financial covenant calculations of up to $1.4 million in the borrowers’ fiscal year ending on December 31, 2018 for certain expenses, including severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, charges incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  Except as noted, all material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the fifty-two week period ended December 29, 2018 was 4.0%.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.	LINE OF CREDIT (CONTINUED)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of December 29, 2018, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of December 29, 2018 and December 30, 2017 were $27.5 million and $27.3 million, respectively.  At December 29, 2018 and December 30, 2017 there were letters of credit outstanding for $1.6 million and $0.8 million, respectively.  At December 29, 2018, the Company had availability for additional borrowings under the Revolving Credit Facility of $15.9 million.

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the fiscal years ended December 29, 2018 and December 30, 2017 was determined as follows:

	Fiscal Years Ended
	December 29, 2018	December 30, 2017
Basic weighted average shares outstanding	12,326,847	11,995,341
Dilutive effect of outstanding restricted share units	30,744	121,860

Weighted average dilutive shares outstanding	12,357,591	12,117,201

11.   SHARE BASED COMPENSATION

At December 29, 2018,the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company vests performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $544 and $770 was recognized for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.  Share based compensation for the fiscal years ended December 29, 2018 and December 30, 2017 did not include any expense associated with performance-based awards since they were, as of December 29, 2018 and December 30, 2017, determined to be unlikely to vest.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

As of December 29, 2018, the Company had approximately $0.5 million of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards that may be granted in future periods or c) the impact of any potential changes in the Company’s forfeiture rate.

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

As of December 29, 2018, under the 2014 Plan, 147,342 time-based and 200,000 performance-based restricted share units were outstanding and 442,699 shares were available for awards thereunder.

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

In fiscal 2018, the Company amended the Purchase Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance or transfer under the Plan by an additional 300,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,400,000 shares.

During the fiscal years ended December 29, 2018 and December 30, 2017, there were 90,877 and 90,931 shares issued under the Purchase Plan for net proceeds of $385 and $394, respectively.  As of December 29, 2018, there were 386,403 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended December 29, 2018 and December 30, 2017 was $103 and $114, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
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

To date, the Company has issued time-based restricted stock units only under its 2007 Omnibus Equity Compensation Plan and the 2014 Plan.  The 2007 Plan has expired and there are no time-based restricted stock units outstanding thereunder.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the fifty-two week period ended December 29, 2018:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2017	87,034	$5.88
Granted	95,372	$4.05
Vested	(29,195)	$6.85
Forfeited or expired	(5,839)	$6.85
Outstanding non-vested at December 29, 2018	147,372	$4.33

Based on the closing price of the Company’s common stock of $3.27 per share on December 28, 2018 (the last trading day prior to December 29, 2018), the intrinsic value of the time-based non-vested restricted stock units at December 29, 2018 was approximately $0.5 million.  As of December 29, 2018, there was approximately $0.4 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

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
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

Performance Based Restricted Stock Units (Continued)

To date, the Company has only issued performance-based restricted stock units under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during 2018:

	Number of Performance-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2017	400	$5.11
Granted	240	$5.33
Vested	-	-
Forfeited or expired	(440)	$5.29
Outstanding non-vested at December 29, 2018	200	$5.06

As of December 29, 2018, the Company considers the metrics related to 170 of the performance-based restricted stock units unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on these performance-based restricted stock units. As of December 29, 2018, the Company considers the metrics related to 30 of the performance-based restricted stock units likely to be achieved, and therefore $107 of compensation cost has been recognized on these likely to vest performance-based restricted stock units during the fiscal year 2018. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2016	398	$6.34
Granted – time-based vesting	87	$5.88
Granted – performance-based vesting	200	$4.85
Vested	(198)	$7.33
Forfeited or expired	-	-
Outstanding non-vested at December 30, 2017	487	$5.24
Granted – time-based vesting	95	$4.05
Granted – performance-based vesting	240	$5.33
Vested	(29)	$6.85
Forfeited or expired	(446)	$5.32
Outstanding non-vested at December 29, 2018	347	$4.74

Based on the closing price of the Company’s common stock of $3.27 per share on December 28, 2018, the intrinsic value of the non-vested time-based restricted share units at December 29, 2018 was $0.5 million.  This amount does not include any intrinsic value that may be associated with the performance-based restricted share units that are deemed unlikely to vest.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

12.	TREASURY STOCK TRANSACTIONS

For the fifty-two week period ended December 29, 2018, the Company did not have an active stock purchase program and therefore did not purchase any treasury shares.  For the thirty-nine week period ended September 30, 2017, the Company purchased 59,312 shares at an average price of $6.16.

13.	NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date.  The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company will adopt the new standard on December 30, 2018 and use the effective date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before December 30, 2018.  The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification and initial direct costs.  The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for the Company’s ongoing accounting.  The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify.  This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate. The Company expects the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases. As a result of the adoption of this guidance, the Company anticipates that it will record right-of-use assets and lease liabilities ranging from $6.7 million to $7.1 million primarily related to its real estate operating leases.  The Company also expects that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.	NEW ACCOUNTING STANDARDS (CONTINUED)

In August 2018, the SEC issued the final rule on Disclosures About Changes in Stockholders’ Equity For filings on Form 10-Q, which extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04 to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. The staff of the SEC has indicated it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, the Company expects to conform to this rule in its Form 10-Q for the quarter ending March 30, 2019. The Company believes that the final rule will not have a material effect on its consolidated financial statements and disclosures.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1 to these Consolidated Financial Statements.)

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Fiscal Year Ended December 29, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$86,078	$83,663	$30,611	$ -	$200,352

Cost of services	63,488	64,860	22,694	-	151,042

Gross profit	22,590	18,803	7,917	-	49,310

Selling, general and administrative	16,073	16,500	7,813	-	40,386

Depreciation and amortization of property and equipment	961	383	98	-	1,442

Amortization of acquired intangible assets	125	-	-	-	125

Severance, professional fees, office closures and other charges	-	-	-	1,571	1,571

Tax credit professional fees	-	-	-	371	371

Operating income (loss)	$5,431	$1,920	$6	($1,942)	$5,415

Total assets as of December 29, 2018	$47,837	$21,636	$7,577	$4,460	$81,510
Capital expenditures	$930	$222	$120	$246	$1,518

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

Fiscal Year Ended December 30, 2017	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$82,753	$71,316	$32,668	$ -	$186,737

Cost of services	60,352	53,801	24,197	-	138,350

Gross profit	22,401	17,515	8,471	-	48,387

Selling, general and administrative	16,114	15,811	8,460	-	40,385

Depreciation and amortization of property and equipment	1,120	386	185	-	1,691

Amortization of acquired intangibles	66	-	-	-	66

Severance, professional fees, office closures and other charges	-	-	-	1,447	1,447

Tax credit professional fees	-	-	-	259	259

Change in contingent consideration	781	-	-	-	781

Goodwill impairment	-	-	3,478	-	3,478

Operating income (loss)	$4,320	$1,318	($3,652)	($1,706)	$280

Total assets as of December 30, 2017	$35,121	$22,718	$6,288	$9,152	$73,279
Capital expenditures	$472	$494	-	$74	$1,040

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenues by geographic area for the fiscal years ended December 29, 2018 and December 30, 2017 are as follows:

	Fiscal Year Ended
	December 29,	December 30,
	2018	2017
Revenues
United States	$165,965	$152,232
Canada	27,869	30,084
Puerto Rico	4,460	4,043
Serbia	2,058	378
	$200,352	$186,737

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	December 29,	December 30,
	2018	2017
Total Assets
United States	$61,417	$52,595
Canada	14,230	15,419
Puerto Rico	1,954	1,891
Serbia	3,909	3,374
	$81,510	$73,279

15.   INCOME TAXES

Generally, the Company’s relative income or loss generated in each of its jurisdictions can materially impact the consolidated effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income, versus United States pretax income.  The consolidated effective income tax rate for fiscal 2018 was 30.5% as compared to 920.4% for the comparable prior year period.  Because of several unusual and large components, especially relative to the Company’s small consolidated pretax loss in dollars, the Company does not consider its fiscal 2017 effective tax rate of 920.4% to be meaningful in and of itself. The Company’s United States Federal statutory tax rate for the fifty-two weeks ended December 29, 2018 and the comparable prior year period, before any adjustments, was 21.0% and 34.0%, respectively.  The income tax provisions reconciled to the tax computed at the United States Federal statutory rate for both fiscal 2018 and 2017 are as follows:

	December 29, 2018	December 30, 2017
Federal statutory rate	21.0%	34.0%
Tax expense (benefit) on taxable (loss) income at federal statutory rate	$821	($83)
State and Puerto Rico income taxes, net of Federal income tax benefit	91	(248)
United States 179D and Canadian R&D tax credits	(341)	(603)
Permanent differences	49	458
Worthless stock deduction	-	(2,861)
Foreign income tax rates	(173)	(92)
Impact on net deferred tax assets from changes in
federal tax rate in 2017	-	1,015
2018 adjustments to NOL and repatriation taxes	730	198
Other	16	(39)
Total income tax (benefit) expense	$1,193	($2,255)

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

The Company experienced several adjustments for the 2018 fiscal year that impacted its net income tax expense of $1.2 million, including 1) United States 179D deductions generated an income tax benefit of $0.3 million; 2) foreign income tax differences generated an income tax benefit of $0.2 million; and 3) changes to United States and Canadian net operating loss carryforward generated expense of $0.7 million, primarily from changes in 2018 as a result of new information upon completing the 2017 United States Federal tax return. The Company experienced several adjustments for the 2017 fiscal year that impacted its net income tax benefit of $2.3 million, including 1) United States 179D and Canadian research and development tax credits of $0.6 million; 2) several permanent differences generating income tax expense of $0.5 million; 3) a worthless stock deduction for a subsidiary purchased in fiscal 1996 that was closed in fiscal 2017 which generated an income tax benefit of $2.9 million; 4) foreign tax benefit, primarily from Canada, of $0.4 million; and 5) as a result of the federal tax rate change in fiscal 2018 to 21%, an increase to income tax expense of $1.0 million from a reduction in deferred tax assets, net of deferred tax liabilities and $0.2 million related to transition repatriation taxes.

The components of income tax expense (benefit) are as follows:

	Fiscal Years Ended
	December 29, 2018	December 30, 2017
Current
Federal	($198)	($471)
State and local	51	118
Foreign	(90)	237
	(237)	(116)

Deferred
Federal	1,399	(1,841)
State	64	(495)
Foreign	(33)	197
	1,430	(2,139)
Total	$1,193	($2,255)

The Company completed its analysis of the Tax Cut and Jobs Act (“TCJA”) in fiscal 2018 and recorded a charge of $0.7 million due to the utilization of net operating loss carryforwards upon the filing of its 2017 federal income tax return.  The Company recorded a tax benefit in fiscal 2017 in the amount of $2.9 million from a worthless stock deduction of one of the Company’s subsidiaries.  The Company recorded a charge of $1.2 million in fiscal 2017 relating to the TCJA from the reduction in the value of its deferred tax assets due to the reduction in the federal tax rate and the Repatriation Tax.

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	December 29, 2018	December 30, 2017
United States	$3,671	($1,660)
Foreign Jurisdictions	237	1,415
	$3,908	($245)

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

A reconciliation of the unrecognized tax benefits for the year December 29, 2018:

Unrecognized Tax Benefits

Balance as of December 30, 2017	$628
Charges for current year tax positions	-
Reserves for current year tax position	-

Balance as of December 29, 2018	$628

The Company reached a verbal settlement with taxing authorities on its only uncertain tax position as of December 29, 2018 and anticipates that it will recognize a tax benefit of approximately $600 in the first quarter of fiscal 2019.

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The Company recorded no expense for penalties or interest in the fiscal years ended December 29, 2018 and December 30, 2017.

At December 29, 2018 and December 30, 2017, deferred tax assets and liabilities consist of the following:

	December 29, 2018	December 30, 2017
Deferred tax assets:
Allowance for doubtful accounts	$388	$235
Federal and state net operating loss carryforward	1,253	2,501
Reserves and accruals	343	435
Other	125	53
Total deferred tax assets	2,109	3,224

Deferred tax liabilities:
Acquisition amortization, net	(403)	(206)
Prepaid expense deferral	(600)	(503)
Bonus depreciation to be reversed	(381)	(326)
Canada deferred tax liability, net	(398)	(431)
Total deferred tax liabilities	(1,782)	(1,466)
Total deferred tax asset, net	$327	$1,758

The Company has gross net operating losses of $3.6 million, $7.9 million and $0.3 million to be applied to the net income of future Federal, State, and Canadian tax returns, respectively. The Federal and Canadian net operating losses will expire in 2037. The Company conducts business in many states. Net operating losses in these states expire at differing periods but the majority of these expire in 2037.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2010.  The Internal Revenue Service is currently examining fiscal tax years 2011, 2012, 2013, 2015, 2016 and 2017.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2014.  The Company is no longer subject to audit in Canada for the tax years prior to tax year 2014.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2008.

16.	CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $10.6 million in damages (as further described below) as of December 29, 2018.  As of December 29, 2018, the Company did not have an accrual for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of December 29, 2018 the total amount of outstanding receivables from this customer on these disputed projects is $8.9 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of December 29, 2018, the total amount of such counter-claims is anticipated to at least exceed $10.6 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude by the end of the Company’s fiscal third quarter of 2019.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

17.   RETIREMENT PLANS

Profit Sharing Plans

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada, Puerto Rico and Serbia (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended December 29, 2018 and December 30, 2017 were $418 and $477, respectively.

18.   COMMITMENTS

Executive Severance Agreements

The Company is a party to Executive Severance Agreement (the “Executive Severance Agreement”) each of Bradley S. Vizi, the Company's Executive Chairman and President (dated as of June 1, 2018), and Kevin Miller, the Company’s Chief Financial Officer (dated as of February 28, 2014, as amended), which set forth the terms and conditions of certain payments to be made by the Company to the executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) in the case of Mr. Miller, the executive remains continuously employed with the Company for a period of three months following the Change in Control.  Each Executive Severance Agreement also provide for certain payments, if either (a) the executive is involuntarily terminated by the Company for any reason other than “Cause” (as defined therein), “Disability” (as defined therein) or death, or (b) the executive resigns for “Good Reason” (as defined therein), and, in each case, the termination is not a “Termination Related to a Change in Control” (as defined therein).

Leases

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through March 2024.  Certain leases are subject to escalation clauses based upon changes in various factors. The minimum future annual operating lease commitments for leases with non-cancelable terms, exclusive of unknown operating escalation charges, are as follows ($ in thousands):

Fiscal Years	Amount
2019	$2,485
2020	1,921
2021	1,406
2022	1,108
2023	782
2024	158
Total	$7,860

Rent expense for the fiscal years ended December 29, 2018 and December 30, 2017 was $2,777 and $3,696, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

The Company, from time to time, subleases space to other tenants at various office locations under lease agreements.  During the fiscal year ended December 29, 2018, payments of approximately $78 were received under these leasing arrangements.   During the fiscal year ended December 30, 2017, there were no sublease payments.  The Company offsets these payments against its expense for reporting purposes.

19.   RELATED PARTY TRANSACTIONS

There have been no related party transactions during the time periods presented.

20.   SEVERANCE, PROFESSIONAL FEES, OFFICE CLOSURES AND OTHER CHARGES

The Company experienced $1.6 million in severance, professional fees and other charges during the fifty-two week period ended December 29, 2018 as compared to $1.4 million in the prior year.  For fiscal year 2018, these charges include severance accrued for the Company’s former chief executive officer and related payroll taxes; continuation of certain benefits; and professional fees, totaling approximately $0.9 million.  The additional charges of $0.7 million incurred related to transactional financial advisory fees; legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company; professional fees associated with the acquisition of Thermal Kinetics and search fees associated with hiring a senior executive.  Fiscal year 2017 charges included costs relating to closure of the Purchase, NY engineering office and the Edina, MN Information Technology office, totaling approximately $0.8 million. The additional charges of $0.6 million included severance to a senior executive; legal fees associated with the acquisition of PSR Engineering; and other discrete legal related and miscellaneous charges.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
RCM Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (a Nevada corporation) (the “Company") as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2018 and December 30, 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2010.  Partners of Amper, Politziner & Mattia LLP joined EisnerAmper LLP in 2010.  Amper, Politziner & Mattia LLP had served as the Company’s auditor since 2009.

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
March 11, 2019

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended December 29, 2018 and December 30, 2017
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Fiscal Year Ended December 29, 2018

Allowance for doubtful accounts on trade receivables	$967	1,106	(630)	$1,443

Provision for contingencies for legal matters	$125	-	125	$ -

Fiscal Year Ended December 30, 2017

Allowance for doubtful accounts on trade receivables	$1,402	662	(1,097)	$967

Provision for contingencies for legal matters	$455	192	(522)	$125

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Cataract, Inc.
PSR Engineering Solutions d.o.o. Beograd (Voždovac)
RCM Technologies Canada Corp.
RCM Technologies (USA), Inc.
RCM Technologies Netherlands B.V.
RCMT Delaware, Inc.
RCMT Europe Holdings, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of RCM Technologies, Inc. and Subsidiaries on Form S-8 (No. 333-222151, 333-200826, No. 333-165482, No. 333-145904, No. 333-61306, No. 333-80590, No. 333-48089, No. 333-52206 and No. 333-52480) of our report dated March 11, 2019, on our audits of the consolidated financial statements and financial statement schedule as of December 29, 2018 and December 30, 2017, and for each of the two years then ended, which report is included in this Annual Report on Form 10-K.

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
March 11, 2019

EXHIBIT 31.1

CERTIFICATION REQUIRED BY
RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Bradley S. Vizi, certify that:

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

Date: March 11, 2019	/s/	Bradley S. Vizi
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

Date: March 11, 2019	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 29, 2018, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bradley S. Vizi, Executive Chairman and President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President March 11, 2019

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 29, 2018, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary March 11, 2019

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.