Form 10-K/A
period 2018-12-29
RCM TECHNOLOGIES INC
filed 2019-04-29
CIK 700841

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 29, 2019: 12,871,772.

Documents Incorporated by Reference

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 11, 2019, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended December 29, 2018 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”).  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2019 annual meeting of stockholders.  Because the Company does not anticipate filing its definitive proxy statement by April 29, 2019, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

FORM 10-K/A

TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors
Roger H. Ballou, Director since 2013, age 68
Mr. Ballou currently serves as a director of Univest Financial Corporation of Pennsylvania (NASDAQ: UVSP), a Pennsylvania bank, and Alliance Data Systems Corporation (NYSE: ADS), a provider of transaction-based, data-driven marketing and loyalty solutions.  Until July 2016, Mr. Ballou served as Chairman of Fox Chase Bankcorp, Inc.  Mr. Ballou previously served as the Chief Executive Officer and a director of CDI Corporation, a company that offers engineering, information technology and professional staffing solutions, from 2001 until 2011.  Mr. Ballou had served as Chairman and Chief Executive Officer of Global Vacation Group, Inc. from 1998 to 2000.  He was a senior advisor for Thayer Capital Partners from 1997 to 1998. From 1995 to 1997, Mr. Ballou served as Vice-Chairman and Chief Marketing Officer, then as President and Chief Operating Officer, of Alamo Rent A Car, Inc.  Before joining Alamo, for more than 16 years, he held several positions with American Express, culminating in his appointment as President of the Travel Services Group.
Mr. Ballou’s extensive public board and executive management experience and personal knowledge of the Company’s business segments, in particular its Engineering and Information Technology segments, allow him to make significant contributions in all facets of the business.
Rick Genovese, Director since 2018, age 64
Mr. Genovese is currently engaged in private equity consultation roles related to turnaround and asset acquisition and disposition activities.  Mr. Genovese also serves as Executive Chairman of Board of Directors for Complia Health/Develus Systems.  From February 2012 to January 2014, Mr. Genovese served as the Chief Operating Officer and Executive Vice President of CIBER, Inc. and as its Executive Vice President of North American Operations from September 2011 to February 2012.  Prior to joining CIBER, Mr. Genovese worked at various technology and consulting leaders including IBM, Price Waterhouse Coopers (PWC) and Electronic Data Systems (EDS). At IBM, he served as General Manager of Application Services for the Americas, the largest offering group within IBM’s Global Business Services. Prior to that, he was General Manager of the IBM Business Process Outsourcing practice for the Americas and also Managing Partner for the Global Business Services Communications sector. He joined IBM through its acquisition of PWC in 2002, where he was Managing Partner of Business Process Outsourcing for the Americas, and Managing Partner for the Global Energy Consulting Practice. At PWC, Mr. Genovese was admitted as a partner in 1990. He began his career at EDS, where he was a principal.
Mr. Genovese’s extensive experience in senior operating and financial roles provides direct relevance to the day to day issues facing the Company. Additionally, with a skills base founded in information technology services and human capital management there is direct relevance to Company’s performance criteria.
Leon Kopyt, Director since 1991, age 74
Mr. Kopyt has been our Founder and Chairman Emeritus since September 2015.  Previously, Mr. Kopyt served as our Chairman of the Board since 1992, as our President & Chief Executive Officer from 1994 to February 2014, as our Chief Financial Officer and Treasurer from 1992 to 1994, and as our Chief Operating Officer from 1990 to 1992.  Prior to joining RCM, Mr. Kopyt was President and CEO of a European-based industrial corporation involved in the design and manufacture of a broad range of transportation and defense products for domestic and international markets as well as related services in international trade and finance.  His previous professional experiences include engineering, management and executive positions with Crane Company, Pennsalt Chemicals, Budd Company, General Electric and Metropolitan Transportation Authority in New York.
Mr. Kopyt’s extensive experience in leading the Company in an executive capacity for over 25 years makes Mr. Kopyt a valuable member of our Board.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Directors (Continued)
S. Gary Snodgrass, Director since 2010, age 67
Mr. Snodgrass retired from Exelon Corporation in 2007 after ten years of employment as Executive Vice President and Chief Human Resources and Security Officer.  Prior to joining Exelon, Mr. Snodgrass was employed by USG Corporation as Vice President of Human Resources from 1973 to 1997.  Since 2008, Mr. Snodgrass has been Managing Director of Snodgrass and Associates and Co-Founder and President of the Snodgrass Family Foundation.   He served as Mayor of the City of St. Augustine Beach, FL in 2012 and 2013, and City Commissioner from 2014 to 2017.  Mr. Snodgrass also served as an Adjunct Professor of Business for Flagler College in St. Augustine, FL.
Mr. Snodgrass’s extensive experience as a human resources executive facilitates his valuable insights in general and, more specifically, his contributions regarding human resources operational initiatives and issues.
Bradley S. Vizi, Director since 2013, age 35
Mr. Vizi has served as our Executive Chairman & President since June 2018.  Previously Mr. Vizi served as our Chairman of the Board since September 2015 and a board member since December 2013. Since February 2016, Mr. Vizi has served as a member of the Board of Directors at L.B. Foster (NASDAQ: FSTR), a leading manufacturer, fabricator, and distributor of products and services for the rail, construction, energy and utility markets with locations in North America and Europe.  Mr. Vizi founded Legion Partners, Inc. in 2010 and Legion Partners Asset Management, LLC in 2012, where he served as Managing Director and Portfolio Manager until October 2017.  From 2007 to 2010, Mr. Vizi was an investment professional at Shamrock Capital Advisors, Inc. (“Shamrock”), the alternative investment vehicle of the Disney Family.  Prior to Shamrock, from 2006 to 2007, Mr. Vizi was an investment professional with the private equity group at Kayne Anderson Capital Advisors L.P.
Mr. Vizi’s significant public company experience is particularly valuable in the areas of strategy, capital allocation, compensation planning, corporate governance and marketing the Company to the investment community.
Our Executive Officers
The following table lists our executive officers.  Our Board elects our executive officers annually for terms of one year and may remove any of our executive officers with or without cause.

Name	Age	Position
Bradley S. Vizi	35	Executive Chairman & President
Kevin D. Miller	52	Chief Financial Officer, Treasurer and Secretary
Michael Boyle	47	Division President, Information Technology Services
Frank Petraglia	63	Division President, Engineering Services
Michael Saks	62	Division President, Health Care Services

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Executive Officers (Continued)
Bradley S. Vizi. See above.
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
Michael Boyle has served as our Division President of Information Technology Services since June 2018. From February 2018 to June 2018 he was our Senior Vice President, IT Consulting & Solutions.  Prior to joining RCM, Mr. Boyle was Chief Operating Officer of MDT Holdings and has held senior sales management positions with Spherion and Kforce. Mr. Boyle has a wealth of IT operational and sales experience.
Frank Petraglia has served as our Division President of Engineering Services since June 2018. From December 2014 until June 2018 he was the Senior Vice President of our Energy Services Group. Prior to joining RCM, Mr. Petraglia spent the last ten years in leadership positions with Siemens Energy and Mitsubishi Electric Power Products.  He has extensive experience with highly engineered systems, including serving as the Vice President of High Voltage Solutions for Siemens US and General Manager of the Substation Division for Mitsubishi.
Michael Saks has served as our Division President of Health Care Services since June 2018. From May 2007 to June 2018 he was the Senior Vice President and General Manager of our Health Care Services Division. From January 1994 until May 2007 he was the Vice President and GM of our Health Care Services Division.  Prior to joining RCM, Mr. Saks served as a corporate executive at MS Executive Resources, MA Management and Group 4 Executive Search. Mr. Saks has over 31 years of executive management, sales and recruiting experience.
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

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Roger H. Ballou	X(1)	X	X
Richard A. Genovese	X	X	X(1)
Leon Kopyt
S. Gary Snodgrass	X	X(1)	X
Bradley S. Vizi
____________

(1)	Chairman

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Audit Committee

The Board of Directors has adopted a written Audit Committee Charter.  A copy of the Audit Committee Charter is posted on our website under “Investor Relations - Corporate Governance.”

•	Reviews our financial and accounting practices, controls and results, reviews the scope and services of our auditors and appoints our independent auditors.
•	Review and approve related parties transactions.

Compensation Committee

The Board of Directors has adopted a written Compensation Committee Charter.  A copy of the Compensation Committee Charter is posted on our website under “Investor Relations - Corporate Governance.”

•	Determines the compensation of our officers and employees.
•	Administers our stock option plans.

Nominating and Corporate Governance Committee

The Board of Directors has adopted a written Nominating and Corporate Governance Committee Charter.  A copy of the Nominating and Corporate Governance Committee Charter is posted on our website under “Investor Relations - Corporate Governance.”

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
Board Leadership Structure.  Our governance documents provide the Board with flexibility to select the appropriate leadership structure for the Company. In making leadership structure determinations, the Board may consider many factors, including the specific needs of our business and what is in the best interests of our stockholders.  Our Chairman, or our Lead Independent Director if our Chairman is not independent: (i) presides at all meetings of the Board including presiding at executive sessions of the Board (without management present) at every regularly scheduled Board meeting, (ii) serves as a liaison between the management and the independent directors, (iii) approves meeting agendas, time schedules and other information provided to the Board, and (iv) is available for direct communication and consultation with major stockholders upon request.  On June 1, 2018, in conjunction with Mr. Vizi’s appointment as Executive Chairman and President, Mr. Ballou was designated by the Company’s independent directors to serve as a Lead Independent Director.
 Section 16(a) Beneficial Ownership Reporting Compliance.  We believe that, during our fiscal year ended December 29, 2018, our executive officers and directors made all required filings under Section 16(a) of the Securities Exchange Act on a timely basis.  Our belief is based solely on:
•	our review of copies of forms filed pursuant to Section 16(a) and submitted to us during and with respect to our fiscal year ended December 29, 2018 and
•
representations from the Company’s directors, executive officers and beneficial owners of more than 10% of our Common Stock that they have complied with all Section 16(a) filing requirements with respect to 2018.

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
The following discussion makes reference to our Named Executive Officers, including our former President and Chief Executive Officer, Rocco Campanelli, who retired as of June 1, 2018.
As part of our ongoing effort to better align our leadership, corporate governance structure and compensation methodologies with the interests and perspectives of our stockholders, members of our Board of Directors and management team periodically speak with many of our more significant stockholders. Mindful of the input of these stockholders and motivated by our commitment to the implementation of best practices in corporate governance and compensation, the Compensation Committee and our Board have undertaken over the last several years a series of efforts with respect to compensation reform, including the following steps:
•	Limiting executive severance cash pay-outs to no more than 24 months’ base salary and bonus;
•	Prohibiting tax gross-ups in all future employment agreements;
•	Requiring future employment agreements to contain a "double trigger" with respect to executive change-in-control payments;
•	Adopting an incentive payment claw back policy for named executive officers; and
•
Developed the conceptual framework for a long term incentive plan containing performance-based stock units for the Company’s Chief Executive Officer and Chief Financial Officer, which, as discussed below, was initially implemented in fiscal year 2016.

Since the implementation of the new long term incentive plan described above, three grants have been made under this program.  On each of March 30, 2016, March 24, 2017, and April 5, 2018 the Compensation Committee made grants of 120,000 performance stock units (“PSUs”) to Mr. Campanelli.  Mr. Campanelli’s three grants terminated as of June 1, 2018, due to his retirement.

In 2018, the Compensation Committee granted Mr. Vizi 15,000 restricted stock units (“RSUs”) upon his appointment as the Company's Executive Chairman and President on June 1, 2018.   These RSUs will vest on June 1, 2019, contingent on Mr. Vizi continuing to provide service to the Company on such date.  On December 14, the Compensation Committee granted Mr. Vizi, an additional 20,000 RSUs, to vest on January 2, 2020 contingent on Mr. Vizi continuing to provide service to the Company on such date.  Further, on October 23, 2018, the Compensation Committee granted 40,000 PSUs to Mr. Vizi. The number of PSUs that could ultimately be earned and vested under this grant was subject to increase to up to 60,000 PSUs and was to be determined based on the level of achievement of certain performance goals tied to EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) as measured over the performance period beginning on December 31, 2017 and ending on December 29, 2018.  On January 21, 2019, the Compensation Committee certified the results under this grant and a total of 47,148 PSUs, valued at $176,805, vested with respect to this award.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program; Certain Developments (Continued)
Finally, on March 6, 2019, the Compensation Committee granted to a total of 160,000 PSUs to Mr. Vizi.  The number of PSUs that will ultimately be earned and vested under this grant can be increased to up to 240,000 PSUs and shall be determined based on the level of achievement of certain performance goals tied to EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) as measured over two periods as follows:

•
With respect to a target amount of 80,000 (with a maximum of 120,000 PSUs), the performance period beginning on December 30, 2018 and ending on December 28, 2019 (subject to adjustment upon a Change in Control, as defined under the Plan); and

•
With respect to a target amount of 80,000 (with a maximum of 120,000 PSUs), the performance period beginning on December 31, 2017 and ending on January 2, 2021 (subject to adjustment upon a Change in Control, as defined under the Plan).

Mr. Petraglia’s and Mr. Sak’s non-equity incentive plan compensation for fiscal 2018 was payable in cash and was primarily paid based on achievement of targets set for operating income growth.  Mr. Petraglia and Mr. Saks earned cash bonuses for fiscal 2018 of $130,000 and $175,000, respectively.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table

The following table lists, for our fiscal years ended December 29, 2018 and December 30, 2017, cash and other compensation paid to, or accrued by us, for our chief executive officer during our fiscal year ended December 29, 2018 and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other two most highly compensated executives during the fiscal year ended December 29, 2018.

Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total

Bradley S. Vizi(3)	2018	$135,577	$331,955	$ -	$23,076	$490,608
Executive Chairman & President

Rocco Campanelli	2018	$212,596	$ -	$ -	$22,506	$235,102
President and CEO(4)	2017	$400,000	$ -	$87,500	$37,164	$524,664

Frank Petraglia	2018	$289,711	$50,750	$130,000	$24,107	$494,568
President, Engineering Services	2017	$250,000	$64,200	$160,000	$18,413	$492,613

Michael Saks	2018	$275,000	$ -	$175,000	$31,090	$481,090
President, Health Care Services	2017	$260,000	$ -	$165,000	$29,417	$454,417
____________

(1)
Mr. Vizi vested in 47,148 shares in January 2019, pursuant to a performance-based stock award based on fiscal 2018 performance metrics granted on October 23, 2018. Mr. Vizi was also granted time-based restricted stock awards for 15,000 shares on June 1, 2018 and 20,000 shares on December 14, 2018. Mr. Petraglia was granted time-based restricted stock awards of 15,000 for fiscal 2017 and 12,500 for fiscal 2018.  These amounts are based upon the grant date fair value of the option awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed with the Commission.  Mr. Campanelli was awarded 120, performance based restricted share units both on March 24, 2017 and April 5, 2018 for total performance based restricted share units of 240,000. Mr. Campanelli’s grants terminated as of June 1, 2018, due to his retirement.

(2)
This amount represents (i) premiums we paid during 2018 for medical, dental, vision, life and disability insurance on each of the officers named in this table as follows: Mr. Vizi: $2,243; Mr. Campanelli: $13,710; Mr. Petraglia: $13,097; and Mr. Saks: $19,665; (ii) matching contributions in the amount of $625 that were made for the 2018 fiscal year for Mr. Campanelli, Mr. Petraglia and Mr. Saks, in accordance with RCM’s retirement savings plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended; and (iii) the following approximated amounts for Company leased automobiles or monthly automobile allowances and related expenses:  Mr. Campanelli: $8,171; Mr. Petraglia: $10,384; and Mr. Saks: $10,800.  Mr. Vizi was paid $20,833 for monthly director fees while he was non-employee director from January 1, 2018 through May 31, 2018.

(3)	Mr. Vizi was appointed Executive Chairman and President on June 1, 2018.
(4)	Mr. Campanelli retired as the Company’s President and CEO as of June 1, 2018.

During our 2018 and 2017 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of December 29, 2018.  No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested	Not Vested(1)	Not Vested(2)	Not Vested(1)

Bradley S. Vizi(3)	35,000	$114,450	40,000	$130,800

Rocco Campanelli(4)	--	--	--	--

Frank Petraglia	27,500	$89,925	--	--
____________

(1)
Calculated by multiplying the number of shares in the preceding column by $3.27, the closing price per share of the Company’s common stock on December 28, 2018, the last trading day of our last fiscal year.

(2)
Consists of performance-based restricted share units of 40,000 awarded to Mr. Vizi on October 23, 2018, assuming achievement of the applicable performance goals at the target threshold level of achievement.

(3)	Mr. Vizi was appointed Executive Chairman and President on June 1, 2018.

(4)	Mr. Campanelli retired as the Company’s President and CEO as of June 1, 2018.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Compensation of Directors
Our employee directors do not receive any compensation for serving on our Board or its committees, other than the compensation they receive for serving as employees of RCM.
In 2014, the Compensation Committee engaged Towers Watson as an independent consultant to assist it in altering the structure of compensation to the Board’s non-employee members.  Ultimately, the Compensation Committee recommended to the Board, and the Board adopted, the following revised compensation structure for non-employee members of the Board, which was implemented beginning with the 2015 fiscal year and continued to be utilized through May 31, 2018:
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

On June 1, 2018, the Compensation Committee recommended to the Board certain minor modifications in the structure of compensation to the Board’s non-employee members.  On that date the Board adopted the following revised compensation structure for non-employee members of the Board, which was implemented upon adoption:

•	Annual cash retainer of $45,000, payable in equal monthly installments.
•	No meeting fees.
•
Annual equity grants of $45,000, in the form of RSUs with 1-year vesting feature (subject to acceleration upon Change in Control or separation from service in the same manner as the RSU grants made in December 2017), with delivery of the shares of common stock underlying to such RSUs to be made upon vesting; provided that, except for sales of shares in an amount no greater than required to generate an amount equal to the income tax on such shares, non-employee directors shall be required to retain shares delivered upon vesting unless, immediately following any such sale, such director would comply with the Company’s ownership guidelines.

•
Payment of the following additional annual retainers:  Chairman of the Board (if independent) $25,000; Lead Independent Director $25,000 (who shall serve only at such time as the Board does not have an independent chair); Audit Committee chair $10,000; Compensation Committee chair $10,000; Nominating and Corporate Governance Committee chair $5,000.

•	No other committee fees, for service or for meetings.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Compensation of Directors (Continued)

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended December 29, 2018. All compensation received by Mr. Vizi for his service as a non-employee director until his appointment as our Executive Chairman and President on June 1, 2018 is reflected in the Summary Compensation Table under “All Other Compensation.”

Non-Employee Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Roger H. Ballou	$70,208	$45,000	-	$115,208
Maier O. Fein(2)	$40,861	-	-	$40,861
Richard A. Genovese(3)	$ 2,386	$45,000		$47,386
Leon Kopyt	$42,917	$45,000	-	$87,917
Richard D. Machon(4)	$16,667	-	-	$16,667
S. Gary Snodgrass	$51,875	$45,000	-	$96,875

(1)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed with the Commission.  As of December 29, 2018, Roger H. Ballou, Richard A. Genovese, Leon Kopyt and S. Gary Snodgrass each had 11,968 unvested restricted share units outstanding and Bradley S. Vizi had 35,000 unvested restricted share units outstanding.

(2)	Mr. Genovese was elected to the Board on December 14, 2018.
(3)	Mr. Fien retired from the Board on December 14, 2018.
(4)	Mr. Machon retired from the Board on June 1, 2018.

Executive Severance Agreement and Change in Control Agreement
The Company is a party to an Executive Severance Agreement (the “Executive Severance Agreement”) with Mr. Vizi, the Company's Executive Chairman and President, dated as of June 1, 2018, which sets forth the terms and conditions of certain payments to be made by the Company to executive in the event, while employed by the Company, Mr. Vizi experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and Mr. Vizi’s employment is terminated for a reason related to the Change in Control.

Under the terms of the Executive Severance Agreement, if either (a) Mr. Vizi is involuntarily terminated by the Company for any reason other than “Cause” (as defined therein), “Disability” (as defined therein) or death, or (b) Mr. Vizi resigns for “Good Reason” (as defined therein), and, in each case, the termination is not a “Termination Related to a Change in Control” (as defined below), Mr. Vizi will receive the following severance payments: (i) an amount equal to 1.5 times the sum of (a) Mr. Vizi’s annual base salary as in effect immediately prior to the termination date (before taking into account any reduction that constitutes Good Reason) (“Annual Base Salary”) and (b) the highest annual bonus paid to Mr. Vizi in any of the three fiscal years immediately preceding his termination date (“Bonus”), to be paid in installments over the twelve month period following Mr. Vizi’s termination date; and (ii) for a period of eighteen months following Mr. Vizi’s termination date, a monthly payment equal to the monthly COBRA premium that Mr. Vizi is required to pay to continue medical, vision, and dental coverage, for himself and, where applicable, his spouse and eligible dependents.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Executive Severance Agreements and Change in Control Agreements (Continued)
Notwithstanding the above, if Mr. Vizi has a termination as described above and can reasonably demonstrate that such termination would constitute a Termination Related to a Change in Control, and a Change in Control occurs within 120 days following Mr. Vizi’s termination date, Mr. Vizi will be entitled to receive the payments set forth below for a Termination Related to a Change in Control, less any amounts already paid to Mr. Vizi, upon consummation of the Change in Control.

Under the terms of the Executive Severance Agreement, if a Change in Control occurs and Mr. Vizi experiences a Termination Related to a Change in Control on account of (i) an involuntary termination by the Company for any reason other than Cause, death, or Disability, (ii) an involuntary termination by the Company within twelve months following a Change in Control on account of Disability or death, or (iii) a resignation by the Executive with Good Reason, then Mr. Vizi will receive the following severance payments: (1) a lump sum payment equal to two times the sum of Mr. Vizi’s (a) Annual Base Salary and (b) Bonus; and (2) a lump sum payment equal to twenty-four multiplied by the monthly COBRA premium cost, as in effect immediately prior to Mr. Vizi’s termination date, for Mr. Vizi to continue medical, dental and vision coverage, as applicable, in such Company plans for himself and, if applicable, his spouse and eligible dependents.  Upon the occurrence of a Change in Control, the Company shall establish an irrevocable rabbi trust and contribute to the rabbi trust the applicable amounts due under the Executive Severance Agreements.

Mr. Petraglia and Mr. Saks, along with several other members of the Company’s senior management (not including Mr. Vizi), are covered by our Change in Control Plan for Selected Executive Management (the “CIC Plan”).

The CIC Plan sets forth the terms and conditions of severance and benefits to be provided to a covered employee in the event (a) the covered employee experiences a covered termination of employment after a “Potential Change in Control” (as defined in the CIC Plan), but prior to a “Change in Control” (as defined in the CIC Plan), and a Change in Control that relates to the Potential Change in Control occurs within the six month period following the covered employee’s termination, or (b) the covered employee is employed by the Company on the date of a Change in Control.  The CIC Plan also sets forth the terms and conditions of severance payments to be made to a covered employee in the event such employee is employed on the date of a Change in Control and is subsequently terminated on account of a covered termination during his “Designated Severance Period” (a period specified by the Company for each covered employee that is measured from the date of an applicable Change in Control, which is 18 months for Mr. Petraglia and Mr. Saks.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 26, 2019.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock

IRS Partners No. 19, L.P(1)	3,042,665	23.6%
515 S. Figueroa Street, Suite 1050
Los Angeles, CA 90071

Dimensional Fund Advisors LP(2)	901,503	7.0%
Building One
6300 Bee Cave Road
Austin, TX 78746

Renaissance Technologies LLC(3)	728,700	5.7%
800 Third Avenue
New York, NY 10022

(1)
Based on Amendment No. 15 to Schedule 13D (the “Amendment”), filed with the Commission on March 18, 2019, by IRS Partnership No. 19, L.P. (“IRS 19”), The Leonetti/O’Connell Family Foundation (the “Foundation”), M2O, Inc. (“M2O”), The Michael F. O’Connell and Margo L. O’Connell Revocable Trust (the “Trust”), Michael O’Connell (“Mr. O’Connell” and, collectively with IRS 19, the Foundation, M2O and the Trust, the “O’Connell Entities”), Harvest Financial Corporation (“Harvest”) and Bradley Vizi (“Mr. Vizi”).  The Amendment states that IRS 19, M2O, the Trust and Mr. O’Connell may be deemed to have the shared voting and dispositive power over the 2,692,065 shares owned by IRS 19 and that the Foundation and Mr. O’Connell may be deemed to have shared voting and dispositive power over 266,074 shares owned by the Foundation.  The Amendment also states that Harvest exclusively manages IRS 19’s and the Foundation’s investment in the Common Shares pursuant to which Mr. Vizi on behalf of Harvest manages such investments.  In addition to the Schedule 13D, this amount reflects certain additional information known to the Company regarding Mr. Vizi’s share ownership.  As a result, Harvest and Mr. Vizi may be deemed to have shared dispositive power with respect to the 2,958,139 shares held by IRS 19 and the Foundation.  Mr. Vizi has sole voting and dispositive power over 84,526 shares.

(2)
Based on a Form 13G filed with the Commission on February 8, 2019. The Form 13G states that Dimensional Fund Advisors LP, a registered investment advisor, has sole voting power over 893,953 of these shares and sole or shared dispositive power as to all of these shares.

(3)
Based on a Form 13G filed with the Commission on February 13, 2019. The Form 13G states that Renaissance Technologies LLC has sole voting power over 695,100 of these shares and sole or shared dispositive power over all of these shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 26, 2019, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock
Roger H. Ballou	61,094	*
Richard A. Genovese	-	*
Leon Kopyt	572,734	4.4%
S. Gary Snodgrass	44,640	*
Bradley S. Vizi(1)	99,526	*
Frank Petraglia	20,277	*
Michael Saks	80,343	*
Other executive officers	461,231	3.6%
All directors and executive officers as a group (9 persons)	1,339,845	10.4%
__________
*	Represents less than one percent of our outstanding common stock.

(1)	Includes 15,000 shares issuable upon the vesting of restricted stock units on June 1, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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

Independence of the Board of Directors

The Board of Directors has determined that Roger H. Ballou, Richard A. Genovese, Leon Kopyt, and S. Gary Snodgrass are “independent directors” as defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee plans to engage EisnerAmper LLP (“EisnerAmper”) as our independent registered public accounting firm for the current fiscal year ending December 29, 2018.

Fees Billed by EisnerAmper during fiscal 2018 and 2017

Audit Fees.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2018 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $218,500.  Fees billed to the Company by EisnerAmper for audit services rendered by EisnerAmper for the audit of the Company's 2017 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by EisnerAmper in connection with statutory and regulatory filings or engagements, totaled approximately $181,560.

Audit-Related Fees.  Fees billed to the Company by EisnerAmper during 2018 and 2017 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $0 in both fiscal years.

Tax Fees.  Fees billed to the Company by EisnerAmper during 2018 and 2017 for professional services rendered for tax compliance, tax advice and tax planning totaled $0 in both fiscal years.

All Other Fees.  Other fees billed to the Company by EisnerAmper were $20,000 for 2018 and $0 for 2017.  EisnerAmper does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether EisnerAmper’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining EisnerAmper’s independence, and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services, and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

	+	3(a)
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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

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

(32.1)
Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)  (Previously filed)

(32.2)
Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)  (Previously filed)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: April 29, 2019	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 29, 2019	By:	/s/ Kevin D. Miller
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

Date: April 29, 2019	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

Date: April 29, 2019	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer