Form 10-Q
period 2019-03-30
RCM TECHNOLOGIES INC
filed 2019-05-10
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

(856) 356-4500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.05 per share	RCMT	The NASDAQ Stock Market LLC

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

Common Stock, $0.05 par value, 12,755,173 shares outstanding as of May 9, 2019.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 30, 2019 and December 29, 2018
(In thousands, except share and per share amounts)

	March 30,	December 29,
	2019	2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,693	$482
Accounts receivable, net	58,613	52,335
Transit accounts receivable	826	2,569
Prepaid expenses and other current assets	3,494	3,425
Total current assets	64,626	58,811

Property and equipment, net	3,271	3,485

Other assets:
Deposits	215	214
Goodwill	17,532	17,532
Operating right of use asset	5,816	-
Intangible assets, net	661	743
Deferred tax assets, net, domestic	690	725
Total other assets	24,914	19,214

Total assets	$92,811	$81,510

Current liabilities:
Accounts payable and accrued expenses	$8,590	$9,969
Transit accounts payable	810	2,506
Accrued payroll and related costs	8,161	9,028
Finance lease payable	290	-
Income taxes payable	50	97
Operating right of use liability	1,962	-
Liability for contingent consideration from acquisitions	1,392	1,588
Total current liabilities	21,255	23,188

Deferred tax liability, foreign	398	398
Finance lease payable	343	-
Liability for contingent consideration from acquisitions	3,185	3,185
Operating right of use liability	4,122	-
Borrowings under line of credit	34,429	27,540
Total liabilities	63,732	54,311

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
15,694,944 shares issued and 12,871,772 shares outstanding at March 30, 2019 and 15,578,345 shares issued and 12,755,173 shares outstanding at December 29, 2018	784	778
Additional paid-in capital	107,726	107,326
Accumulated other comprehensive loss	(2,744)	(2,755)
Accumulated deficit	(61,700)	(63,163)
Treasury stock (2,823,172 shares at March 30, 2019 and
December 29, 2018) at cost	(14,987)	(14,987)
Stockholders’ equity	29,079	27,199

Total liabilities and stockholders’ equity	$92,811	$81,510

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Thirteen Week Periods Ended March 30, 2019 and March 31, 2018 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018

Revenues	$51,595	$50,812
Cost of services	39,078	38,257
Gross profit	12,517	12,555

Operating costs and expenses
Selling, general and administrative	10,466	10,421
Depreciation and amortization of property and equipment	315	397
Amortization of acquired intangible assets	82	17
Operating costs and expenses	10,863	10,835

Operating income	1,654	1,720

Other (expense) income
Interest expense and other, net	(428)	(266)
Imputed interest on contingent consideration	(48)	-
Gain (loss) on foreign currency transactions	11	(41)
Other expense	(465)	(307)

Income before income taxes	1,189	1,413
Income tax (benefit) expense	(274)	362

Net income	$1,463	$1,051

Basic and diluted net earnings per share	$0.11	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Week Periods Ended March 30, 2019 and March 31, 2018 (Unaudited) (In thousands)

	March 30, 2019	March 31, 2018

Net income	$1,463	$1,051
Other comprehensive gain (loss)	11	(70)
Comprehensive income	$1,474	$981

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Thirteen Week Periods Ended March 30, 2019 and March 31, 2018
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 29, 2018	15,578,345	$778	$107,326	($2,755)	($63,163)	2,823,172	($14,987)	$27,199

Issuance of stock under employee stock purchase plan	59,451	3	162	-	-	-	-	165
Translation adjustment	-	-	-	11	-	-	-	11
Issuance of stock upon vesting of restricted stock units	57,148	3	(3)	-	-	-	-	-
Share-based compensation expense	-	-	241	-	-	-	-	241
Net income	-	-	-	-	1,463	-	-	1,463

Balance, March 30, 2019	15,694,944	$784	$107,726	($2,744)	($61,700)	2,823,172	($14,987)	$29,079

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2017	15,017,522	$751	$104,540	($2,395)	($65,878)	2,823,172	($14,987)	$22,031

Issuance of stock under employee stock purchase plan	45,408	2	192	-	-	-	-	194
Translation adjustment	-	-	-	(70)	-	-	-	(70)
Share-based compensation expense	-	-	112	-	-	-	-	112
Net income	-	-	-	-	1,051	-	-	1,051

Balance, March 31, 2018	15,062,930	$753	$104,844	($2,465)	($64,827)	2,823,172	($14,987)	$23,318

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended March 30, 2019 and March 31, 2018 (Unaudited) (In thousands)

	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$1,463	$1,051

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	397	414
Change in contingent consideration	48	-
Share-based compensation expense	241	112
Provision for losses on accounts receivable	11	162
Deferred income tax expense	36	91
Changes in assets and liabilities:
Accounts receivable	(6,264)	(6,078)
Prepaid expenses and other current assets	110	(2)
Net of transit accounts receivable and payable	45	(1,243)
Accounts payable and accrued expenses	(826)	(1,212)
Accrued payroll and related costs	(872)	(70)
Right of use assets and liabilities	266	-
Income taxes payable	(210)	(269)
Total adjustments	(7,018)	(8,095)
Net cash used in operating activities	(5,555)	(7,044)

Cash flows from investing activities:
Property and equipment acquired	(101)	(289)
Decrease in deposits	(1)	(11)
Net cash used in investing activities	(102)	(300)

Cash flows from financing activities:
Borrowings under line of credit	27,422	23,716
Repayments under line of credit	(20,533)	(18,982)
Issuance of stock for employee stock purchase plan	165	194
Net changes in finance lease obligations	73	-
Contingent consideration paid	(244)	-
Net cash provided by financing activities	6,883	4,928
Effect of exchange rate changes on cash and cash equivalents	(15)	17
Increase (decrease) in cash and cash equivalents	1,211	(2,399)
Cash and cash equivalents at beginning of period	482	2,851

Cash and cash equivalents at end of period	$1,693	$452

Supplemental cash flow information:
Cash paid for:
Interest	$407	$167
Income taxes	$14	$304

Non-cash financing activities:
Vesting of restricted stock units	$217	$ -

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 29, 2018 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week periods ended March 30, 2019 are not necessarily indicative of results that may be expected for the full year.

Fiscal Year
The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 29, 2018 was a 52-week reporting year.  The first fiscal quarters of 2019 and 2018 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
March 30, 2019	Thirteen	Thirteen
March 31, 2018	Thirteen	Thirteen

2.	Use of Estimates and Uncertainties

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

The Company records revenue under ASU 2014-09, Revenue from Contracts with Customers ("ASC 606").  Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services.  Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers.

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

The following table presents our revenues disaggregated by revenue source for the thirteen week periods ended March 30, 2019 and March 31, 2018:

	March 30, 2019	March 31, 2018
Engineering:
Time and Material	$13,843	$18,655
Fixed Fee	5,169	2,763
Permanent Placement Services	43	-
Total Engineering	$19,055	$21,418

Specialty Health Care:
Time and Material	$23,907	$22,113
Permanent Placement Services	264	521
Total Specialty Health Care	$24,171	$22,634

Information Technology:
Time and Material	$8,308	$6,668
Permanent Placement Services	61	92
Total Information Technology	$8,369	$6,760
	$51,595	$50,812

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

Deferred revenue was $52 and $150 at March 30, 2019 and December 29, 2018, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at those dates.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the thirteen week period ended March 30, 2019, the Company recognized revenue of $134 that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	March 30, 2019	December 29, 2018
Billed	$30,344	$32,323
Accrued and unbilled	17,180	10,383
Work-in-progress	2,954	2,252
Accounts receivable subject to arbitration	9,566	8,820
Allowance for sales discounts and doubtful accounts	(1,431)	(1,443)

Accounts receivable, net	$58,613	$52,335

Unbilled receivables primarily represent revenues earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenues earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable and related transit accounts payable were both approximately $0.8 million, for a negligible net receivable, as of March 30, 2019.  The transit accounts receivable was $2.6 million and related transit accounts payable was $2.5 million, for a net receivable of $0.1 million, as of December 29, 2018.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of March 30, 2019, the total amount of outstanding receivables from this customer on these disputed projects was $9.6 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of March 30, 2019 the total amount of such counter-claims is anticipated to be at least $10.6 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude by the end of the Company’s fiscal third quarter of 2019.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

Property and equipment are comprised of the following:

	March 30, 2019	December 29, 2018
Computers and systems	$6,038	$7,200
Equipment and furniture	520	600
Leasehold improvements	467	743
	7,024	8,543

Less: accumulated depreciation and amortization	3,753	5,058

Property and equipment, net	$3,271	$3,485

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $1,620 and $681 during the thirteen week periods ended March 30, 2019 and March 31, 2018, respectively.  Depreciation and amortization expense of property and equipment for the thirteen week periods ended March 30, 2019 and March 31, 2018 was $315 and $397, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of March 30, 2019, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at March 30, 2019 as follows:

Fiscal Year Ending	Total
December 28, 2019 (after March 30, 2019)	$1,355
January 2, 2021	1,478
January 1, 2022	1,744
Estimated future contingent consideration payments	$4,577

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at a cumulative maximum of $9.6 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of March 30, 2019.  During the thirteen week period ended March 30, 2019, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

The Company paid contingent consideration of $0.2 million during the thirteen week period ended March 30, 2019.  The Company did not pay contingent consideration during the thirteen week period ended March 31, 2018.

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

Fixed assets	$12
Restricted covenants	50
Customer relationships	720
Goodwill	5,847
Less: net liabilities assumed	(750)
Total consideration	$5,879

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

The results of operations of TKE have been included in the consolidated statement of operations as of the effective date of acquisition. The following revenue and operating income of TKE are included in the Company’s consolidated results of operations:

March 30, 2019
Revenues	$2,644
Operating income	$383

The following table represents the pro forma revenue and earnings for the thirteen week period ended March 31, 2018:

	Thirteen Week Period Ended March 31, 2018
	Historical	Pro Forma Combined (Unaudited)
Revenues	$50,812	$52,632
Operating income	$1,720	$2,026
Diluted net income per share	$0.09	$0.10

The combined pro forma revenue and operating income for the quarters ended March 30, 2019 and March 31, 2018 were prepared as though the TKE Acquisition had occurred as of January 1, 2018. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of TKE. This summary is not necessarily indicative of what the results of operations would have been had the TKE Acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company has determined that no impairment of goodwill existed during the thirteen week period ended March 30, 2019.

There were no changes in the carrying amount of goodwill for the thirteen week period ended March 30, 2019.

	Engineering	Specialty Health Care	Information Technology	Total

Balance as of March 30, 2019 and December 29, 2018	$13,096	$2,398	$2,038	$17,532

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

	Thirteen Week Periods Ended
	March 30, 2019	December 29, 2018
Restricted covenants	$45	$51
Customer relationships	616	692

Total intangible assets	$661	$743

Amortization expense of intangible assets for the thirteen week periods ended March 30, 2019 and March 31, 2018 was $82 and $17, respectively.

9.	Line of Credit

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on August 9, 2018.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility (increased from $40.0 million), no longer has a sub-limit for letters of credit (from a sub-limit of $5.0 million) and expires on August 8, 2023. The amended and restated Revolving Credit Facility provides the Company with waivers from certain financial covenant calculations of up to $1.4 million in the borrowers’ fiscal year ended December 29, 2018 for certain expenses, including severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, charges incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  Except as noted, all material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirteen week period ended March 30, 2019 was 4.7%.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company was not in compliance with one of its financial covenants as of March 30, 2019, based on the ratio of funded debt to Company’s operating income before depreciation and amortization (subject to certain other adjustments as defined in the Revolving Credit Facility) for the twelve months ended March 30, 2018. However, the Company obtained a one-time waiver from its lender, Citizens Bank.  As of March 30, 2019, the Company was in compliance with all other covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of March 30, 2019 and December 29, 2018 were $34.4 million and $27.5 million, respectively.  At March 30, 2019 and December 29, 2018 there were letters of credit outstanding for $1.6 million.  At March 30, 2019, the Company had availability for additional borrowings under the Revolving Credit Facility of $9.0 million.

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the thirteen week periods ended March 30, 2019 and March 31, 2018 was determined as follows:

	Thirteen Week Periods Ended
	March 30, 2019	March 31, 2018

Basic weighted average shares outstanding	12,856,533	12,238,760
Dilutive effect of outstanding restricted share units	44,301	18,747

Weighted average dilutive shares outstanding	12,900,834	12,257,507

For both the thirteen week periods ended March 30, 2019 and March 31, 2018, there were no anti-dilutive shares not included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	March 30, 2019	December 29, 2018

Time-based restricted stock units outstanding	147,372	147,372
Performance-based restricted stock units outstanding	320,000	200,000
Future grants of options or shares	265,551	442,699
Shares reserved for employee stock purchase plan	326,952	386,403

Total	1,059,875	1,176,474

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation

At March 30, 2019, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $241 and $112 was recognized for the thirteen week periods ended March 30, 2019 and March 31, 2018, respectively.  The thirteen week period ended March 30, 2019 includes $64 of expense associated with performance-based restricted stock units, whereas the prior period does not include any expense associated with performance-based restricted stock units. All performance-based restricted stock units outstanding as of March 30, 2019 are deemed unlikely to vest.

As of March 30, 2019, the Company had approximately $0.4 million of total unrecognized compensation cost related to all time-based non-vested share-based awards granted under the Company’s various share-based plans, which the Company expects to recognize over approximately a two-year period.  These amounts do not include a) performance-based restricted stock units deemed unlikely to vest, b) the cost of any additional share-based awards that may be granted in future periods or c) the impact of any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s shareholders in December 2014, provides for the issuance of up to 625,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  In fiscal 2016, the Company amended and restated the 2014 Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance under the Plan by an additional 500,000 shares so that the total number of shares of stock reserved for issuance under the Plan is 1,125,000 shares.  The expiration date of the Plan is December 1, 2026.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.

As of March 30, 2019, under the 2014 Plan, 147,372 time-based and 320,000 performance-based restricted share units were outstanding and 265,551 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (on December 31, 2018) was 59,451.  As of March 30, 2019, there were 326,952 shares available for issuance under the Purchase Plan.

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

To date, the Company has issued time-based restricted stock units only under its 2007 Omnibus Equity Compensation Plan and the 2014 Plan.  The 2007 Plan has expired and there are no time-based restricted stock units outstanding thereunder.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the thirteen week period ended March 30, 2019:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2018	147,372	$4.46
Granted	10,000	$4.03
Vested	(10,000)	$4.03
Forfeited or expired	-	-
Outstanding non-vested at March 30, 2019	147,372	$4.46

Based on the closing price of the Company’s common stock of $3.94 per share on March 29, 2019 (the last trading day prior to March 30, 2019), the intrinsic value of the time-based non-vested restricted stock units at March 30, 2019 was approximately $581.  As of March 30, 2019, there was approximately $355 of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

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

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the thirteen week period ended March 30, 2019:

	Number of Performance- Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2018	200,000	$5.06
Granted	167,148	$4.35
Vested	(47,148)	$3.69
Forfeited or expired	-	$ -
Outstanding non-vested at March 30, 2019	320,000	$4.82

As of March 30, 2019, the Company considers the metrics related to the currently outstanding 320,000 performance-based restricted stock units unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on the performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period.

12.	Treasury Stock Transactions

For both the thirteen week periods ended March 30, 2019 and March 31, 2018, the Company did not have an active stock purchase program and therefore did not purchase any treasury shares.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.  New Accounting Standards and Updates from the Securities Exchange Commission (“SEC”)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

In August 2018 the SEC issued the final rule on Disclosures About Changes in Stockholders’ Equity For filings on Form 10-Q, which extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04 to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. The staff of the SEC has indicated it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company adopted the final rule in its Form 10Q for the quarter ending March 30, 2019.  There was no material effect on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered between the date of initial application and the effective date.  The Company adopted the new standard on December 30, 2018 and chose the effective date of initial application.  Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before December 30, 2018.  Please refer to footnote 17; Leases for additional disclosure details.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 29, 2018).

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended March 30, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$19,055	$24,171	$8,369	$ -	$51,595
Cost of services	14,357	18,533	6,188	-	39,078
Gross profit	4,698	5,638	2,181	-	12,517
Selling, general and administrative	3,816	4,495	2,155	-	10,466
Depreciation and amortization	285	91	21	-	397
Operating income	$597	$1,052	$5	$ -	1,654
Total assets as of March 30, 2019	$48,158	$29,348	$8,291	$7,014	$92,811
Capital expenditures	$62	$16	$13	$10	$101

Thirteen Week Period Ended March 31, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$21,418	$22,634	$6,760	$ -	$50,812
Cost of services	15,724	17,384	5,149	-	38,257
Gross profit	5,694	5,250	1,611	-	12,555
Selling, general and administrative	4,122	4,470	1,829	-	10,421
Depreciation and amortization	283	105	26	-	414
Operating income (loss)	$1,289	$675	($244)	$ -	$1,720
Total assets as of March 31, 2018	$36,578	$24,884	$6,573	$6,517	$74,552
Capital expenditures	$109	$40	$9	$131	$289

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenues by geographic area for the thirteen week periods ended March 30, 2019 and March 31, 2018 are as follows:

	Thirteen Week Periods Ended
	March 30, 2019	March 31, 2018
Revenues
U. S.	$45,302	$41,591
Canada	4,588	7,629
Puerto Rico	1,203	983
Serbia	502	609
	$51,595	$50,812

Total assets by geographic area as of the reported periods are as follows:

	March 30, 2019	December 29, 2018
Total assets
U. S.	$73,566	$61,417
Canada	13,121	14,230
Puerto Rico	1,999	1,954
Serbia	4,125	3,909
	$92,811	$81,510

15.	Income Taxes

The Company recognized $0.3 million of income tax benefit for the thirteen week period ended March 30, 2019, as compared to an income tax expense of $0.4 million for the comparable prior year period.  The Company recognized a tax benefit of $0.6 million due to a verbal settlement with the U.S. Internal Revenue Service regarding an uncertain tax position from a previous tax year. Otherwise, the consolidated effective income tax rate for the current period was 27.4% as compared to 25.6% for the comparable prior year period. Not including the discrete tax benefit of $0.6 million due to the verbal settlement, the projected fiscal 2019 income tax rates as of March 30, 2019 were approximately 28.1%, 26.5% and 15.1% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the thirteen week period ended March 30, 2019 was higher than the comparable prior year period was primarily due to the reduction in the rate of Serbian pretax income to consolidated pretax income. The comparable prior year period estimated income tax rates were 27.9%, 26.5% and 14.8% in the United States, Canada and Serbia, respectively, and yielded a consolidated effective income tax rate of approximately 25.6% for the thirteen week period ended March 31, 2018.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $10.6 million in damages (as further described below) as of March 30, 2019.  As of March 30, 2019, the Company did not have an accrual for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of March 30, 2019 the total amount of outstanding receivables from this customer on these disputed projects was $9.6 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of March 30, 2019, the total amount of such counter-claims is anticipated to be at least $10.6 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude by the end of the Company’s fiscal third quarter of 2019.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the prior standard. After the issuance of Topic 842, the FASB clarified the guidance through several ASUS; hereinafter the collection of lease guidance is referred to as “ASC 842”.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning December 30, 2018 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The standard had a material impact on the Company’s Consolidated Condensed Balance Sheet but did not have a significant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.  Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates before December 30, 2018.

As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $3.9 million and operating lease liabilities of $4.1 million as of December 30, 2018, primarily related to real estate and office equipment leases, based on the present value of the future lease payments on the date of adoption.

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. The Company has lease agreements which require payments for lease and non-lease components.  The Company has elected to account for these as a single lease component with the exception of its real estate leases.

The components of lease expense were as follows:

Thirteen Week Period Ended March 30, 2019

Operating lease cost	$439

Finance lease cost
Amortization of ROU assets	$73
Interest on lease liabilities	1
Total finance lease cost	$74

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Supplemental Cash Flow information related to leases was as follows:

Thirteen Week Period Ended March 30, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$382
Operating cash flows from finance leases	2
Financing cash flows from finance leases	72

Right of use assets obtained in exchange for lease obligations
Operating leases	6,208
Finance leases	-

Supplemental Balance Sheet information related to leases was as follows:

Operating leases
Operating lease right of use assets	$5,816

Other current liabilities	($1,962)
Operating lease liabilities	(4,122)
Total operating lease liabilities	($6,084)

Finance leases
Property and equipment - (ROU assets)	$874
Accumulated depreciation	(242)
Property and equipment, net	$632

Other current liabilities	($290)
Other long term liabilities	(343)
Total finance lease liabilities	($633)

Weighted average remaining lease term
Operating leases	2.09 Years
Finance leases	2.20 Years

Weighted average discount rate
Operating leases	4.00%
Finance leases	0.90%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Maturities of lease liabilities are as follows:

Fiscal Years Ending	Operating Leases	Finance Leases
2019	$1,630	$221
2020	1,781	287
2021	1,233	132
2022	977	-
2023	776	-
Thereafter	156	-

Total lease payments	6,553	640
Less: imputed interest	(469)	(7)
Total	$6,084	$633

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A summary of our significant accounting policies is included in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 29, 2018. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 29, 2018.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 30, 2019 Compared to Thirteen Week Period Ended March 31, 2018

A summary of operating results for the thirteen week periods ended March 30, 2019 and March 31, 2018 is as follows (in thousands):

	March 30, 2019		March 31, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$51,595	100.0	$50,812	100.0
Cost of services	39,078	75.7	38,257	75.3
Gross profit	12,517	24.3	12,555	24.7

Selling, general and administrative	10,466	20.3	10,421	20.5
Depreciation and amortization of property and equipment	315	0.6	397	0.8
Amortization of acquired intangible assets	82	0.2	17	-
	10,863	21.1	10,835	21.3

Operating income	1,654	3.2	1,720	3.4
Other expense	(465)	0.9	(307)	0.6

Income before income taxes	1,189	2.3	1,413	2.8
Income tax (benefit) expense	(274)	(0.5)	362	0.7

Net income	$1,463	2.8	$1,051	2.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended March 30, 2019 and March 31, 2018 consisted of thirteen weeks each.

Revenues.  Revenues increased 1.5%, or $0.8 million, for the thirteen week period ended March 30, 2019 as compared to the thirteen week period ended March 31, 2018 (the “comparable prior year period”).  Revenues decreased $2.3 million in the Engineering segment, increased $1.5 million in the Specialty Health Care segment and increased $1.6 million in the Information Technology segment.  Effective September 30, 2018, the Company’s Engineering segment acquired the business operations of Thermal Kinetics Engineering and affiliate (together, “TKE”). This new business unit generated $2.6 million in revenues for the thirteen week period ended March 30, 2019.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the thirteen week period ended March 30, 2019, the Company generated total revenues from its Canadian clients of $4.6 million in U.S. dollars at an Exchange Rate of 75.1% as compared to $7.6 million in U.S. dollars at an Exchange Rate of 79.0% for the comparable prior year period.

Cost of Services and Gross Profit.  Cost of services increased 2.1%, or $0.8 million, for the thirteen week period ended March 30, 2019 as compared to the comparable prior year period. Cost of services increased due to the increase in revenues.  Cost of services as a percentage of revenues for the thirteen week periods ended March 30, 2019 and March 31, 2018 was 75.7% and 75.3%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 30, 2019 Compared to Thirteen Week Period Ended March 31, 2018 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $10.5 million for the thirteen week period ended March 30, 2019 as compared to $10.4 million for the comparable prior year period.  As a percentage of revenues, SGA expenses were 20.3% for the thirteen week period ended March 30, 2019 and 20.5% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net increased to $0.5 million as compared to $0.3 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company’s line of credit.  The primary reason for the increased borrowing was to fund the Company’s increase in accounts receivable of $6.3 million during the thirteen week period ended March 30, 2019.

Income Tax Expense.  The Company recognized $0.3 million of income tax benefit for the thirteen week period ended March 30, 2019, as compared to an income tax expense of $0.4 million for the comparable prior year period.  The Company recognized a tax benefit of $0.6 million due to a verbal settlement with the U.S. Internal Revenue Service regarding an uncertain tax position from a previous tax year. Otherwise, the consolidated effective income tax rate for the current period was 27.4% as compared to 25.6% for the comparable prior year period. Not including the discrete tax benefit of $0.6 million due to the verbal settlement, the projected fiscal 2019 income tax rates as of March 30, 2019 were approximately 28.1%, 26.5% and 15.1% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the thirteen week period ended March 30, 2019 was higher than the comparable prior year period was primarily due to the reduction in the rate of Serbian pretax income to consolidated pretax income.

Segment Discussion
Engineering
Engineering revenues of $19.1 million for the thirteen week period ended March 30, 2019 decreased 11.0%, or $2.3 million, as compared to the comparable prior year period.  The decrease was due to a decrease of $2.1 million from the Company’s Canadian Power Systems Group, a decrease of $1.9 million from the Company’s Energy Services Group, and a decrease of $1.0 million from the Company’s Aerospace Group, offset by a $2.6 million increase from the TKE acquisition.  The Company attributes these revenue declines to decreased spending on the part of its Canadian Power Systems and Aerospace clients, increased competition from other vendors to its Canadian Power Systems clients, and timing of large projects from the Company’s Energy Services clients. Gross profit decreased 17.5%, or $1.0 million, as compared to the comparable prior year period. Gross profit decreased because of the decrease in revenue and decrease in gross margin. Gross margin of 24.7% for the current period decreased from 26.6% for the comparable prior year period. The gross margin decrease was primarily due to lower utilization on the component of the Company’s consultant base that is fixed. The Engineering segment operating income decreased by $0.7 million to $0.6 million for the thirteen week period ended March 30, 2019, as compared to $1.3 million for the comparable prior year period. The decrease in operating income was primarily due to the decreases in revenues, gross profit and gross margin, offset by a decrease of $0.3 million to SGA expense. The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense relative to the Company’s other two segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 30, 2019 Compared to Thirteen Week Period Ended March 31, 2018 (Continued)

Segment Discussion (Continued)
Specialty Health Care

Specialty Health Care revenues of $24.2 million for the thirteen week period ended March 30, 2019 increased 6.8%, or $1.5 million, as compared to the comparable prior year period.  The primary drivers of the increase in the revenues for the Specialty Health Care segment were increases of $2.0 million from the New York City office, $0.9 million from the Honolulu office, and $0.2 million from the HIM practice, offset primarily by decreases in revenue of $1.1 million from the travel nursing staffing group, $0.3 million from the Chicago office, and $0.2 million from the Permanent Placement Group.  The primary reason for revenue increases in New York City and Hawaii was the incremental addition of paraprofessionals billed on school contracts. The Company primarily attributes the decline in revenue from its travel nursing staffing group to increased competition from large national competitors. The Specialty Health Care segment’s gross profit increased by 7.4%, or $0.4 million, to $5.6 million for the thirteen week period ended March 30, 2019 as compared to $5.2 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue. Gross profit margin for the thirteen week period ended March 30, 2019 increased slightly to 23.3% as compared to 23.2% for the comparable prior year period. Specialty Health Care experienced operating income of $1.1 million for the thirteen week period ended March 30, 2019 as compared to $0.7 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to revenue and gross profit.  SGA expense increased by a small amount, primarily due to the need to increase SGA infrastructure expense in order to support the increased activity levels associated with higher revenues and a higher allocation of corporate-generated SGA expense.

Information Technology

Information Technology revenues of $8.4 million for the thirteen week period ended March 30, 2019 increased 23.8%, or $1.6 million, as compared to $6.8 million for the comparable prior year period. The Company experienced increases to revenue from all its Information Technology business lines. The Company attributes these increases to investments in management and sales personnel. Gross profit of $2.2 million for the thirteen week period ended March 30, 2019 increased 35.4%, or $0.6 million, as compared to $1.6 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenues and also impacted by an increase in gross profit margin.  The Information Technology gross profit margin for the thirteen week period ended March 30, 2019 was 26.1% as compared to 23.8% for the comparable prior year period.  The Company attributes the gross margin increase to a focus on higher margin services and improved utilization of its consultants. The Information Technology segment experienced negligible operating income in the current period as compared to an operating loss of $0.2 million for the comparable prior year period.  The improvement in operating performance was primarily driven by the increase in revenue and gross profit, offset by an increase of $0.3 million in SGA expense. The increase in SGA expense was primarily due to increases to investments in management and sales personnel and a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	March 30, 2019	March 31, 2018
Cash (used in) provided by:
Operating activities	($5,482)	($7,044)
Investing activities	($102)	($300)
Financing activities	$6,810	$4,928

Operating Activities

Operating activities used $5.5 million of cash for the thirteen week period ended March 30, 2019 as compared to using $7.0 million in the comparable prior year period.  The major components of cash used in or provided by operating activities in the thirteen week period ended March 30, 2019 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirteen week period ended March 30, 2019 was $1.5 million as compared to $1.1 million for the comparable prior year period.  An increase in accounts receivables in the thirteen week period ended March 30, 2019 used $6.3 million of cash as compared to $6.1 million in the comparable prior year period. The Company attributes the increase in accounts receivables for the thirteen week period ended March 30, 2019 to several different clients in both its Engineering and Specialty Health Care segments that experienced temporary delays in its approval and payment processes.  The Company anticipates that its accounts receivable balance relative to revenues will improve during fiscal 2019.

The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a negligible net receivable as of March 30, 2019 and December 29, 2018, respectively, so the cash impact during the thirteen week period ended March 30, 2019 was also negligible.  The net of transit accounts payable and transit accounts receivable was a net liability of $0.5 million and $1.7 million as of March 31, 2018 and December 30, 2017, respectively, so the cash impact during the thirteen week period ended March 31, 2018 used $1.2 million in cash.

Prepaid expenses and other current assets provided $0.1 million of cash for the thirteen week period ended March 30, 2019 and negligible cash million for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $0.8 million for the thirteen week period ended March 30, 2019 as compared to $1.2 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs used $0.9 million for the thirteen week period ended March 30, 2019 and $0.1 million for the thirteen week period March 31, 2018.  There are three primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the thirteen week period ended March 30, 2019 was paid on March 29, 2019.

Investing Activities

Investing activities used cash of $0.1 million and $0.3 million for the thirteen week periods ended March 30, 2019 and March 31, 2018, respectively.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities provided $6.8 million of cash for the thirteen week period ended March 30, 2019 as compared to providing $4.9 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $6.9 million during the thirteen week period ended March 30, 2019 as compared to $4.7 million in the comparable prior year period.  The primary reason for net borrowings during the thirteen week period ended March 30, 2019 was to fund the $6.3 million increase in accounts receivable. The Company generated cash of $0.2 million from sales of shares from its equity plans for the current and prior year periods.  The Company paid $0.2 million in contingent consideration during the thirteen week period ended March 30, 2019, as compared to no payments in the comparable prior year period.

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on August 9, 2018.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility (increased from $40.0 million), no longer has a sub-limit for letters of credit (from a sub-limit of $5.0 million) and expires on August 8, 2023. The amended and restated Revolving Credit Facility provides the Company with waivers from certain financial covenant calculations of up to $1.4 million in the borrowers’ fiscal year ending on December 31, 2018 for certain expenses, including severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, charges incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  Except as noted, all material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirteen week period ended March 30, 2019 was 4.7%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company was not in compliance with one of its financial covenants as of March 30, 2019, based on the ratio of funded debt to Company’s operating income before depreciation and amortization (subject to certain other adjustments as defined in the Revolving Credit Facility) for the twelve months ended March 30, 2018. However, the Company obtained a one-time waiver from its lender, Citizens Bank. While it cannot give any assurance to such effect, the Company believes that it will be in compliance upon issuance of its consolidated financial statements for the thirteen weeks ended June 29, 2019, or, if not in compliance, will be able to obtain another waiver from Citizens Bank.  As of March 30, 2019, the Company was in compliance with all other covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of March 30, 2019 and December 29, 2018 were $34.4 million and $27.5 million, respectively.  At March 30, 2019 and December 29, 2018 there were letters of credit outstanding for $1.6 million.  At March 30, 2019, the Company had availability for additional borrowings under the Revolving Credit Facility of $9.0 million.

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

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of March 30, 2019, the total amount of outstanding receivables from this customer on these disputed projects was $9.6 million, subject to potential upward adjustment in damages claimed in the arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of March 30, 2019, the total amount of such counter-claims is anticipated to be at least $10.6 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude by the end of the Company’s fiscal third quarter of 2019.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

Maturities of lease liabilities are as follows:

Fiscal Years Ending	Operating Leases	Finance Leases
2019	$1,630	$221
2020	1,781	287
2021	1,233	132
2022	977	-
2023	776	-
Thereafter	156	-

Total lease payments	6,553	640
Less: imputed interest	(469)	(7)
Total	$6,084	$633

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Future Contingent Payments

As of March 30, 2019, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at March 30, 2019 as follows:

Fiscal Year Ending	Total
December 28, 2019 (after March 30, 2019)	$1,333
January 2, 2021	1,478
January 1, 2022	1,744
Estimated future contingent consideration payments	$4,577

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions are capped at a cumulative maximum of $9.6 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of March 30, 2019.  During the thirteen week period ended March 30, 2019, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of March 30, 2019, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirteen week period ended March 30, 2019, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.3 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 30, 2019, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 16 to the Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” sections (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

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

RCM Technologies, Inc.
Date: May 9, 2019	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 9, 2019	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2019	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2019	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Bradley S. Vizi, Executive Chairman and President of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended March 30, 2019 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date:  May 9, 2019

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended March 30, 2019 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  May 9, 2019