Form 10-Q
period 2019-08-07
RCM TECHNOLOGIES INC
filed 2019-08-08
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

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

Common Stock, $0.05 par value, 12,955,847 shares outstanding as of August 8, 2019.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 29, 2019 and December 29, 2018
(In thousands, except share and per share amounts)

	June 29,	December 29,
	2019	2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$868	$482
Accounts receivable, net	58,230	52,335
Transit accounts receivable	1,780	2,569
Prepaid expenses and other current assets	3,057	3,425
Total current assets	63,935	58,811

Property and equipment, net	3,083	3,485

Other assets:
Deposits	214	214
Goodwill	17,532	17,532
Operating right of use asset	6,101	-
Intangible assets, net	578	743
Deferred tax assets, net, domestic	656	725
Total other assets	25,081	19,214

Total assets	$92,099	$81,510

Current liabilities:
Accounts payable and accrued expenses	$8,106	$9,969
Transit accounts payable	2,680	2,506
Accrued payroll and related costs	7,823	9,028
Finance lease payable	291	-
Income taxes payable	381	97
Operating right of use liability	2,093	-
Liability for contingent consideration from acquisitions	450	1,588
Total current liabilities	21,824	23,188

Deferred tax liability, foreign	401	398
Finance lease payable	270	-
Liability for contingent consideration from acquisitions	3,845	3,185
Operating right of use liability	4,267	-
Borrowings under line of credit	30,943	27,540
Total liabilities	61,550	54,311

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
15,719,944 shares issued and 12,896,772 shares outstanding at June 29, 2019 and 15,578,345 shares issued and 12,755,173 shares outstanding at December 29, 2018	785	778
Additional paid-in capital	107,932	107,326
Accumulated other comprehensive loss	(2,732)	(2,755)
Accumulated deficit	(60,449)	(63,163)
Treasury stock (2,823,172 shares at June 29, 2019 and
December 29, 2018) at cost	(14,987)	(14,987)
Stockholders’ equity	30,549	27,199

Total liabilities and stockholders’ equity	$92,099	$81,510

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Twenty-Six Week Periods Ended June 29, 2019 and June 30, 2018
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Revenue	$50,705	$51,710	$102,300	$102,522
Cost of services	37,902	38,975	76,980	77,232
Gross profit	12,803	12,735	25,320	25,290

Operating costs and expenses
Selling, general and administrative	10,202	10,076	20,667	20,497
Depreciation and amortization of property and equipment	325	381	640	778
Amortization of acquired intangible assets	83	17	165	34
Severance, professional fees and other charges	-	1,371	-	1,371
Operating costs and expenses	10,610	11,845	21,472	22,680

Operating income	2,193	890	3,848	2,610

Other (expense) income
Interest expense and other, net	(458)	(400)	(887)	(666)
Imputed interest on contingent consideration	(48)	-	(96)	-
Gain (loss) on foreign currency transactions	23	12	34	(29)
Other expense, net	(483)	(388)	(949)	(695)

Income before income taxes	1,710	502	2,899	1,915
Income tax expense	459	121	185	483

Net income	$1,251	$381	$2,714	$1,432

Basic and diluted net earnings per share	$0.10	$0.03	$0.21	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Week Periods Ended June 29, 2019 and June 30, 2018 (Unaudited) (In thousands)

	June 29, 2019	June 30, 2018

Net income	$2,714	$1,432
Other comprehensive gain (loss)	23	(141)
Comprehensive income	$2,737	$1,291

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Twenty-Six Week Periods Ended June 29, 2019 and June 30, 2018
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 29, 2018	15,578,345	$778	$107,326	($2,755)	($63,163)	2,823,172	($14,987)	$27,199
Issuance of stock under employee stock purchase plan	59,451	3	162	-	-	-	-	165
Translation adjustment	-	-	-	11	-	-	-	11
Share-based compensation expense	-	-	241	-	-	-	-	241
Issuance of stock upon vesting of restricted stock units	57,148	3	(3)	-	-	-	-	-
Net income	-	-	-	-	1,463	-	-	1,463

Balance, March 30, 2019	15,694,944	$784	$107,726	($2,744)	(61,700)	2,823,172	($14,987)	$29,079
Issuance of stock under employee stock purchase plan	-	-	-	-	-	-	-	-
Translation adjustment	-	-	-	12	-	-	-	12
Share-based compensation expense	-	-	207	-	-	-	-	207
Issuance of stock upon vesting of restricted stock units	25,000	1	(1)	-	-	-	-	-
Net income	-	-	-	-	1,251	-	-	1,251

Balance, June 29, 2019	15,719,944	$785	$107,932	($2,732)	($60,449)	2,823,172	($14,987)	$30,549

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2017	15,017,522	$751	$104,540	($2,395)	($65,878)	2,823,172	($14,987)	$22,031

Issuance of stock under employee stock purchase plan	45,408	2	192	-	-	-	-	194
Translation adjustment	-	-	-	(70)	-	-	-	(70)
Share-based compensation expense	-	-	112	-	-	-	-	112
Net income	-	-	-	-	1,051	-	-	1,051

Balance, March 31, 2018	15,062,930	$753	$104,844	($2,465)	($64,827)	2,823,172	($14,987)	$23,318
Issuance of stock under employee stock purchase plan	-	-	-	-	-	-	-	-
Translation adjustment	-	-	-	(71)	-	-	-	(71)
Share-based compensation expense	-	-	89	-	-	-	-	89
Net income	-	-	-	-	381	-	-	381

Balance, June 30, 2018	$15,062,930	$753	$104,933	($2,536)	($64,446)	2,823,172	($14,987)	$23,717

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended June 29, 2019 and June 30, 2018 (Unaudited) (In thousands)

	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$2,714	$1,432

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	805	812
Imputed interest on contingent consideration	96	-
Share-based compensation expense	448	201
Provision for losses on accounts receivable	72	323
Deferred income tax expense	73	66
Changes in assets and liabilities:
Accounts receivable	(5,911)	(6,160)
Prepaid expenses and other current assets	658	274
Net of transit accounts receivable and payable	962	(1,094)
Accounts payable and accrued expenses	(1,465)	(1,425)
Accrued payroll and related costs	(1,217)	1,665
Right of use assets and liabilities	259	-
Income taxes payable	29	296
Total adjustments	(5,191)	(5,042)
Net cash used in operating activities	(2,477)	(3,610)

Cash flows from investing activities:
Property and equipment acquired	(238)	(598)
Increase in deposits	-	(15)
Net cash used in investing activities	(238)	(613)

Cash flows from financing activities:
Borrowings under line of credit	52,231	44,044
Repayments under line of credit	(48,828)	(42,121)
Issuance of stock for employee stock purchase plan	165	194
Changes in finance lease obligations	146	-
Contingent consideration paid	(574)	(300)
Net cash provided by financing activities	3,140	1,817
Effect of exchange rate changes on cash and cash equivalents	(39)	(14)
Increase (decrease) in cash and cash equivalents	386	(2,420)
Cash and cash equivalents at beginning of period	482	2,851

Cash and cash equivalents at end of period	$868	$431

Supplemental cash flow information:
Cash paid for:
Interest	$828	$446
Income taxes	$92	$338

Non-cash financing activities:
Vesting of restricted stock units	$300	$ -

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

Results for the thirteen and twenty-six week periods ended June 29, 2019 are not necessarily indicative of results that may be expected for the full year.

Fiscal Year
The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 29, 2018 was a 52-week reporting year.  The second fiscal quarters of 2019 and 2018 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
June 29, 2019	Thirteen	Twenty-Six
June 30, 2018	Thirteen	Twenty-Six

2.	Use of Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

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

Fair Value of Financial Instruments
The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, transit accounts receivable, accounts payable and accrued expenses, and transit accounts payable and borrowings under line of credit approximates fair value due to their liquidity or their short-term nature and the line of credit’s variable interest rate.  The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

3.	Revenue Recognition

The Company records revenue under ASU 2014-09, Revenue from Contracts with Customers ("ASC 606").  Revenue is recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services.  Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers.

We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to separate performance obligations; and (5) Recognize revenue when (or as) each performance obligation is satisfied.

The Company derives its revenue from several sources.  The Company’s Engineering Services and Information Technology Services segments perform consulting and project solution services.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company’s revenue is invoiced on a time and materials basis.

The following table presents our revenue disaggregated by revenue source for the thirteen and twenty-six week periods ended June 29, 2019 and June 30, 2018:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Engineering:
Time and Material	$13,528	$19,220	$27,371	$38,460
Fixed Fee	5,098	2,351	10,267	4,528
Permanent Placement Services	(43)	-	-	-
Total Engineering	$18,583	$21,571	$37,638	$42,988

Specialty Health Care:
Time and Material	$23,140	$22,584	$47,046	$44,697
Permanent Placement Services	230	274	494	795
Total Specialty Health Care	$23,370	$22,858	$47,540	$45,492

Information Technology:
Time and Material	$8,641	$7,281	$16,950	$13,950
Permanent Placement Services	111	-	172	92
Total Information Technology	$8,752	$7,281	$17,122	$14,042
	$50,705	$51,710	$102,300	$102,522

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.	Revenue Recognition (Continued)

Time and Material
The Company’s IT and Healthcare segments predominantly recognize revenue through time and material work while its Engineering segment recognizes revenue through both time and material and fixed fee work. The Company’s time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenue associated with these time and materials contracts are recognized based on hours worked at contracted rates.

Fixed fee
From time to time and predominantly in our Engineering segment, the Company will enter into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenue under these arrangements are recognized as the costs on these contracts are incurred.  On an infrequent basis, amounts paid in excess of revenue earned and recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour.  Additionally, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenue and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable, the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  These fees are typically based on a percentage of the compensation paid to the person placed with the Company’s client.

Deferred revenue was $389 and $150 at June 29, 2019 and December 29, 2018, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at those dates.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the twenty-six week period ended June 29, 2019, the Company recognized revenue of $150 that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	June 29, 2019	December 29, 2018
Billed	$32,270	$32,323
Accrued and unbilled	12,620	10,383
Work-in-progress	3,628	2,252
Accounts receivable subject to arbitration	11,204	8,820
Allowance for sales discounts and doubtful accounts	(1,492)	(1,443)

Accounts receivable, net	$58,230	$52,335

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $1.8 million and related transit accounts payable was $2.7 million, for a net payable of $0.9 million as of June 29, 2019.  The transit accounts receivable was $2.6 million and related transit accounts payable was $2.5 million, for a net receivable of $0.1 million, as of December 29, 2018.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of June 29, 2019 the total amount of outstanding receivables from this customer on these disputed projects was $11.2 million, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of June 29, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its fiscal 2019 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

Property and equipment are comprised of the following:

	June 29, 2019	December 29, 2018
Computers and systems	$6,166	$7,200
Equipment and furniture	520	600
Leasehold improvements	475	743
	7,161	8,543

Less: accumulated depreciation and amortization	4,078	5,058

Property and equipment, net	$3,083	$3,485

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $1,620 and $711 during the twenty-six week periods ended June 29, 2019 and June 30, 2018, respectively.  Depreciation and amortization expense of property and equipment for the twenty-six week periods ended June 29, 2019 and June 30, 2018 was $640 and $778, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of June 29, 2019, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at June 29, 2019 as follows:

Fiscal Year Ending	Total
December 28, 2019 (after June 29, 2019)	$ -
January 2, 2021	450
January 1, 2022	2,297
December 31, 2022	1,548
Estimated future contingent consideration payments	$4,295

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Future Contingent Payments (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after June 29, 2019 are capped at a cumulative maximum of $9.3 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of June 29, 2019.  During the twenty-six week period ended June 29, 2019, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

The Company paid contingent consideration of $0.6 million and $0.3 million during the twenty-six week periods ended June 29, 2019 and June 30, 2018, respectively.

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

The results of operations of TKE have been included in the consolidated statement of operations as of the effective date of acquisition. The following revenue and operating income of TKE are included in the Company’s consolidated results of operations:

	Thirteen Week	Twenty-Six Week
	Period Ended June 29, 2019	Period Ended June 29, 2019
Revenue	$720	$3,364
Operating (loss) income	($210)	$173

The following table represents the pro forma revenue and earnings for the thirteen and twenty-six week periods ended June 30, 2018:

	Thirteen Week Period Ended June 30, 2018		Twenty-Six Week Period Ended June 30, 2018
	Historical	Pro Forma Combined (Unaudited)	Historical	Pro Forma Combined (Unaudited)
Revenue	$51,710	$53,530	$102,522	$106,161
Operating income	$890	$1,196	$2,610	$3,222
Diluted net income per share	$0.03	$0.05	$0.12	$0.15

The combined pro forma revenue and operating income for the quarter ended June 30, 2018 was prepared as though the TKE Acquisition had occurred as of January 1, 2018. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of TKE. This summary is not necessarily indicative of what the results of operations would have been had the TKE Acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company has determined that no indicators of impairment of goodwill existed during the twenty-six week periods ended June 29, 2019 and June 30, 2018.

There were no changes in the carrying amount of goodwill for the twenty-six week period ended June 29, 2019.

	Engineering	Specialty Health Care	Information Technology	Total

Balance as of June 29, 2019 and December 29, 2018	$13,096	$2,398	$2,038	$17,532

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

	Twenty-Six Week Periods Ended
	June 29, 2019	December 29, 2018
Restricted covenants	$38	$51
Customer relationships	540	692

Total intangible assets	$578	$743

Amortization expense of intangible assets for the twenty-six week periods ended June 29, 2019 and June 30, 2018 was $165 and $34, respectively.

9.	Line of Credit

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on August 9, 2018.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023. The amended and restated Revolving Credit Facility provides the Company with waivers from certain financial covenant calculations of up to $1.4 million in the borrowers’ fiscal year ended December 29, 2018 for certain expenses, including severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, charges incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  Except as noted, all material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the twenty-six week periods ended June 29, 2019 and June 30, 2018 were 4.7% and 3.6%, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company was not in compliance with one of its financial covenants as of June 29, 2019, based on the ratio of funded debt to Company’s operating income before depreciation and amortization (subject to certain other adjustments as defined in the Revolving Credit Facility) for the twelve months ended June 29, 2019. However, the Company obtained a waiver from its lender, Citizens Bank.  As of June 29, 2019, the Company was in compliance with all other covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of June 29, 2019 and December 29, 2018 were $30.9 million and $27.5 million, respectively.  At June 29, 2019 and December 29, 2018 there were letters of credit outstanding for $1.6 million.  At June 29, 2019, the Company had availability for additional borrowings under the Revolving Credit Facility of $12.5 million.

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the thirteen and twenty-six week periods ended June 29, 2019 and June 30, 2018 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Basic weighted average shares outstanding	12,880,179	12,239,758	12,868,356	12,239,259
Dilutive effect of outstanding restricted share units	57,932	21,895	50,727	20,200
Weighted average dilutive shares outstanding	12,938,111	12,261,653	12,919,083	12,259,459

For all periods presented, there were no anti-dilutive shares not included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	June 29, 2019	December 29, 2018

Time-based restricted stock units outstanding	120,372	147,372
Performance-based restricted stock units outstanding	320,000	200,000
Future grants of options or shares	267,551	442,699
Shares reserved for employee stock purchase plan	326,952	386,403

Total	1,034,875	1,176,474

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation

At June 29, 2019, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

The Company recognized share-based compensation expense of $448 and $201 for the twenty-six week periods ended June 29, 2019, and June 30, 2018, respectively.  The twenty-six week period ended June 29, 2019, includes $152 of expense associated with performance-based restricted stock units, whereas the prior period does not include any expense associated with performance-based restricted stock units. As of June 29, 2019, 40,000 performance-based restricted stock units outstanding were deemed as likely to vest, and all other performance-based restricted stock units outstanding were deemed as unlikely to vest.

As of June 29, 2019, the Company had $0.3 million of total unrecognized compensation cost related to all time-based non-vested share-based awards and performance-based restricted stock units outstanding and deemed as likely to vest. The Company expects to recognize this expense over approximately two years.  These amounts do not include a) performance-based restricted stock units deemed unlikely to vest, b) the cost of any additional share-based awards granted in future periods or c) the impact of any potential changes in the Company’s forfeiture rate.

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

As of June 29, 2019, under the 2014 Plan, 120,372 time-based and 320,000 performance-based restricted share units were outstanding and 267,551 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (on December 31, 2018) was 59,451.  As of June 29, 2019, there were 326,952 shares available for issuance under the Purchase Plan.

Time-Based Restricted Stock Units

From time-to-time the Company issues time-based restricted stock units.  These time-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  As of June 29, 2019, there was $40 in accrued dividends.  Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued time-based restricted stock units only under its 2007 Omnibus Equity Compensation Plan and the 2014 Plan.  The 2007 Plan has expired and there are no time-based restricted stock units outstanding thereunder.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the twenty-six week period ended June 29, 2019:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2018	147,372	$4.46
Granted	20,000	$3.73
Vested	(35,000)	$4.41
Forfeited or expired	(12,000)	$5.84
Outstanding non-vested at June 29, 2019	120,372	$4.22

Based on the closing price of the Company’s common stock of $4.00 per share on June 28, 2019 (the last trading day prior to June 29, 2019), the intrinsic value of the time-based non-vested restricted stock units at June 29, 2019 was approximately $481.  As of June 29, 2019, there was approximately $220 of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Performance Based Restricted Stock Units

From time-to-time the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock units that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  As of June 29, 2019, there were no accrued dividends.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the twenty-six week period ended June 29, 2019:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2018	200,000	$5.06
Granted	167,148	$4.35
Vested	(47,148)	$3.69
Forfeited or expired	-	$ -
Outstanding non-vested at June 29, 2019	320,000	$4.82

As of June 29, 2019, the Company currently considers the metrics related to 40,000 of the total outstanding 320,000 performance-based restricted stock units as likely to be achieved, with the metrics related to the remaining 280,000 performance-based restricted stock units considered as unlikely to be achieved. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing additional compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that the 40,000 performance-based restricted stock units deemed as likely to vest are deemed as unlikely to vest, the expense recognized as of June 29, 2019, will be reversed.  As of June 29, 2019, there was approximately $88 of total unrecognized compensation cost related to performance-based restricted stock units deemed likely to vest.

12.	Treasury Stock Transactions

For both the twenty-six week periods ended June 29, 2019 and June 30, 2018, the Company did not have an active stock purchase program and therefore did not purchase any treasury shares.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended June 29, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$18,583	$23,370	$8,752	$ -	$50,705
Cost of services	13,324	18,057	6,521	-	37,902
Gross profit	5,259	5,313	2,231	-	12,803
Selling, general and administrative	3,675	4,285	2,242	-	10,202
Depreciation and amortization	302	86	20	-	408
Operating income (loss)	$1,282	$942	($31)	$ -	$2,193
Total assets as of June 29, 2019	$50,520	$28,030	$8,028	$5,521	$92,099
Capital expenditures	$25	$88	$4	$20	$137

Thirteen Week Period Ended June 30, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$21,571	$22,858	$7,281	$ -	$51,710
Cost of services	15,934	17,771	5,270	-	38,975
Gross profit	5,637	5,087	2,011	-	12,735
Selling, general and administrative	4,104	4,137	1,835	-	10,076
Depreciation and amortization	265	106	27	-	398
Severance, professional fees and other charges	-	-	-	1,371	1,371
Operating income (loss)	$1,268	$844	$149	($1,371)	$890

Total assets as of June 30, 2018	$35,602	$26,069	$6,497	$5,645	$73,813
Capital expenditures	$282	$16	$9	$2	$309

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Twenty-Six Week Period Ended June 29, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$37,638	$47,540	$17,122	$ -	$102,300
Cost of services	27,682	36,593	12,705	-	76,980
Gross profit	9,956	10,947	4,417	-	25,320
Selling, general and administrative	7,491	8,779	4,397	-	20,667
Depreciation and amortization	586	177	42	-	805
Operating income (loss)	$1,879	$1,991	($22)	$ -	$3,848
Total assets as of June 29, 2019	$50,520	$28,030	$8,028	$5,521	$92,099
Capital expenditures	$87	$104	$17	$30	$238

Twenty-Six Week Period Ended June 30, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$42,988	$45,492	$14,042	$ -	$102,522
Cost of services	31,658	35,156	10,418	-	77,232
Gross profit	11,330	10,336	3,624	-	25,290
Selling, general and administrative	8,225	8,608	3,664	-	20,497
Depreciation and amortization	548	211	53	-	812
Severance, professional fees and other charges	-	-	-	$1,371	1,371
Operating income (loss)	$2,557	$1,517	($93)	($1,371)	$2,610

Total assets as of June 30, 2018	$35,602	$26,069	$6,497	$5,645	$73,813
Capital expenditures	$391	$56	$18	$133	$598

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenue reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the thirteen and twenty-six week periods ended June 29, 2019 and June 30, 2018 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue
U. S.	$44,244	$42,044	$89,546	$83,635
Canada	4,500	8,005	9,088	15,634
Puerto Rico	1,209	1,046	2,412	2,029
Serbia	752	615	1,254	1,224
	$50,705	$51,710	$102,300	$102,522

Total assets by geographic area as of the reported periods are as follows:

	June 29, 2019	December 29, 2018
Total assets
U. S.	$72,140	$61,417
Canada	13,453	14,230
Puerto Rico	2,083	1,954
Serbia	4,423	3,909
	$92,099	$81,510

15.	Income Taxes

The Company recognized $0.2 million of income tax expense for the twenty-six week period ended June 29, 2019, as compared to an income tax expense of $0.5 million for the comparable prior year period.  The Company recognized a tax benefit of $0.6 million during the Company’s first fiscal quarter of 2019 due to a verbal settlement with the U.S. Internal Revenue Service regarding an uncertain tax position from a previous tax year. Otherwise, the consolidated effective income tax rate for the current period was 27.1% as compared to 25.2% for the comparable prior year period. Not including the discrete tax benefit of $0.6 million due to the verbal settlement, the projected fiscal 2019 income tax rates as of June 29, 2019 were approximately 28.6%, 26.5% and 15.0% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the twenty-six week period ended June 29, 2019 was higher than the comparable prior year period was primarily due to the reduction in the rate of Serbian pretax income to consolidated pretax income. The comparable prior year period estimated income tax rates were 28.3%, 26.5% and 17.3% in the United States, Canada and Serbia, respectively, and yielded a consolidated effective income tax rate of approximately 25.2% for the twenty-six week period ended June 30, 2018.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $10.3 million in damages (as further described below) as of June 29, 2019.  As of June 29, 2019, the Company did not have an accrual for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of June 29, 2019 the total amount of outstanding receivables from this customer on these disputed projects was $11.2 million, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of June 29, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its fiscal 2019 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

The components of lease expense were as follows:

Twenty-Six Week Period Ended June 29, 2019

Operating lease cost	$989

Amortization of ROU assets	$146
Interest on lease liabilities	3
Total finance lease cost	$149

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Supplemental Cash Flow information related to leases was as follows:

Twenty-Six Week Period Ended June 29, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$940
Operating cash flows from finance leases	3
Financing cash flows from finance leases	144

Right of use assets obtained in exchange for lease obligations
Operating leases	6,983
Finance leases	-

Supplemental Balance Sheet information related to leases was as follows:

Operating leases
Operating lease right of use assets	$6,101

Other current liabilities	($2,093)
Operating lease liabilities	(4,267)
Total operating lease liabilities	($6,360)

Finance leases
Property and equipment - (ROU assets)	$874
Accumulated depreciation	(315)
Property and equipment, net	$559

Other current liabilities	($291)
Other long term liabilities	(270)
Total finance lease liabilities	($561)

Weighted average remaining lease term
Operating leases	2.15 Years
Finance leases	1.95 Years

Weighted average discount rate
Operating leases	4.04%
Finance leases	.90%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
2019	$1,195	$148
2020	1,994	287
2021	1,445	132
2022	1,148	-
2023	877	-
Thereafter	186	-

Total lease payments	6,845	567
Less: imputed interest	(485)	(6)
Total	$6,360	$561

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

RCM participates in a market that is cyclical in nature and sensitive to economic changes.  As a result, the impact of economic changes on revenue and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

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

The Company provides project management and consulting services, which are billed based on either agreed-upon fixed fees or hourly rates, or a combination of both.  The billing rates and profit margins for project management and solutions services are generally higher than those for professional consulting services.  The Company generally endeavors to expand its sales of higher margin solutions and project management services.  The Company also realizes revenue from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions.  These services are primarily provided to the client at hourly rates that are established for each of the Company’s consultants based upon their skill level, experience and the type of work performed.

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

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants and employees, including payroll taxes, employee benefits and insurance.  Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for business development, recruiting, operating activities, and training, and include corporate overhead expenses.  Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including the Company’s corporate marketing, administrative and financial reporting responsibilities and acquisition program.  The Company records these expenses when incurred.  Corporate overhead expenses are allocated to the segments based on revenue for the purpose of segment financial reporting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Use of Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. In our unaudited interim condensed consolidated financial statements, estimates are used for, but not limited to, accounts receivable and allowance for doubtful accounts, goodwill, long-lived intangible assets, accounting for stock options and restricted stock units, insurance liabilities, accounting for income taxes and accrued bonuses.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 29, 2019 Compared to Thirteen Week Period Ended June 30, 2018

A summary of operating results for the thirteen week periods ended June 29, 2019 and June 30, 2018 is as follows (in thousands):

	June 29, 2019		June 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$50,705	100.0	$51,710	100.0
Cost of services	37,902	74.7	38,975	75.4
Gross profit	12,803	25.3	12,735	24.6

Selling, general and administrative	10,202	20.1	10,076	19.5
Depreciation and amortization of property and equipment	325	0.6	381	0.8
Amortization of acquired intangible assets	83	0.2	17	-
Severance, professional fees and other charges	-	-	1,371	2.6
	10,610	20.9	11,845	22.9

Operating income	2,193	4.4	890	1.7
Other expense	(483)	1.0	(388)	0.8

Income before income taxes	1,710	3.4	502	0.9
Income tax expense	459	0.9	121	0.2

Net income	$1,251	2.5	$381	0.7

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended June 29, 2019 and June 30, 2018 consisted of thirteen weeks each.

Revenue.  Revenue decreased 1.9%, or $1.0 million, for the thirteen week period ended June 29, 2019 as compared to the thirteen week period ended June 30, 2018 (the “comparable prior year period”).  Revenue decreased $3.0 million in the Engineering segment, increased $0.5 million in the Specialty Health Care segment and increased $1.5 million in the Information Technology segment.  Effective September 30, 2018, the Company’s Engineering segment acquired the business operations of Thermal Kinetics Engineering and affiliate (together, “TKE”). This new business unit generated $0.7 million in revenue for the thirteen week period ended June 29, 2019.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the thirteen week period ended June 29, 2019, the Company generated total revenue from its Canadian clients of $4.5 million in U.S. dollars at an Exchange Rate of 74.7% as compared to $8.0 million in U.S. dollars at an Exchange Rate of 77.6% for the comparable prior year period.

Cost of Services and Gross Profit.  Cost of services decreased 2.8%, or $1.1 million, for the thirteen week period ended June 29, 2019 as compared to the comparable prior year period. Cost of services decreased primarily due to the decrease in revenue.  Cost of services as a percentage of revenue for the thirteen week periods ended June 29, 2019 and June 30, 2018 was 74.7% and 75.4%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 29, 2019 Compared to Thirteen Week Period Ended June 30, 2018 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $10.2 million for the thirteen week period ended June 29, 2019 as compared to $10.1 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 20.1% for the thirteen week period ended June 29, 2019 and 19.5% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Severance, Professional Fees and Other Charges. The Company did not incur any comparative severance, professional fees and other charges for the thirteen week period ended June 29, 2019 as compared to $1.4 million for the thirteen week period ended June 30, 2018.  The fiscal 2018 charges include severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.5 million incurred related to transactional financial advisory fees, legal fees associated with defending a frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net increased to $0.5 million as compared to $0.4 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company’s line of credit.  The primary reason for the increased borrowing was to fund the Company’s increase in accounts receivable during the thirteen week period ended June 29, 2019, as compared to the comparable prior year period.

Income Tax Expense.  The Company recognized $0.5 million of income tax expense for the thirteen week period ended June 29, 2019, as compared to an income tax expense of $0.1 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 26.8% as compared to 24.1% for the comparable prior year period.  The projected fiscal 2019 income tax rates as of June 29, 2019 were approximately 28.6%, 26.5% and 15.0% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the thirteen week period ended June 29, 2019 was higher than the comparable prior year period was primarily due to the reduction in the rate of Serbian pretax income to consolidated pretax income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 29, 2019 Compared to Thirteen Week Period Ended June 30, 2018 (Continued)

Segment Discussion
Engineering
Engineering revenue of $18.6 million for the thirteen weeks ended June 29, 2019 decreased 13.9%, or $3.0 million, as compared to the comparable prior year period.  The decrease was due to a decrease of $2.0 million from the Company’s Canadian Power Systems Group, a decrease of $1.3 million from the Company’s Energy Services Group, and a decrease of $0.4 million from the Company’s Aerospace Group, offset by an increase of $0.7 million from the TKE acquisition.  The Company attributes these revenue declines to decreased spending on the part of its Canadian Power Systems and Aerospace clients, increased competition from other vendors to its Canadian Power Systems clients, and timing of large projects from the Company’s Energy Services clients. Gross profit decreased by 6.7%, or $0.4 million, as compared to the comparable prior year period. Gross profit decreased because of the decrease in revenue. Gross margin of 28.3% for the current period increased from 26.1% for the comparable prior year period. The gross margin increase was primarily due to higher utilization on the Company’s fixed labor consultant base, as the Company made a concerted effort to reduce these costs. SGA expense of $3.7 million decreased by $0.4 million as compared to the comparable prior year period. The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense relative to the Company’s other two segments. The Engineering segment operating income experienced a nominal increase for the thirteen weeks ended June 29, 2019, as compared to the comparable prior year period, as the decrease in gross profit was offset by the decrease in SGA expense.

Specialty Health Care

Specialty Health Care revenue of $23.4 million for the thirteen weeks ended June 29, 2019 increased 2.2%, or $0.5 million, as compared to the comparable prior year period.  The increase was primarily driven by increases of $1.7 million from the New York City office and $0.8 million from the Honolulu office, offset by decreases of $1.0 million from the travel nursing staffing group, $0.5 million from the Chicago office, $0.3 million from the HIM practice, and $0.1 million from the Locum Tenens Group.  The primary reason for revenue increases in New York City and Hawaii was the incremental addition of paraprofessionals billed on school contracts. The Company primarily attributes the decline in revenue from its travel nursing staffing group to increased competition from large national competitors. The Specialty Health Care segment’s gross profit increased by 4.4%, or $0.2 million, to $5.3 million for the thirteen weeks ended June 29, 2019, as compared to $5.1 million for the prior year period. The increase in gross profit was primarily driven by an increase in revenue. Gross profit margin for the thirteen weeks ended June 29, 2019, increased to 22.7% as compared to 22.3% for the comparable prior year period. Specialty Health Care experienced operating income of $0.9 million for the thirteen weeks ended June 29, 2019, as compared to $0.8 million for the comparable prior year period. The primary reason for the increase in operating income was the increase in revenue and gross profit.  SGA expense increased by $0.1 million, primarily due to the need to increase SGA infrastructure expense to support the increased activity levels associated with higher revenue and a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 29, 2019 Compared to Thirteen Week Period Ended June 30, 2018 (Continued)

Segment Discussion (Continued)

Information Technology

Information Technology revenue of $8.8 million for the thirteen weeks ended June 29, 2019 increased 20.2%, or $1.5 million, as compared to $7.3 million for the comparable prior year period. The Company experienced increases in revenue from all its Information Technology business lines. The Company attributes these increases to investments in management and sales personnel. Gross profit of $2.2 million for the thirteen weeks ended June 29, 2019, increased 10.9%, or $0.2 million, as compared to $2.0 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue, offset by a decrease in gross profit margin.  The Information Technology gross profit margin for the thirteen weeks ended June 29, 2019, was 25.5% as compared to 27.6% for the comparable prior year period.  The Company attributes the gross margin decrease to new lower gross margin staffing contracts and lower utilization of the Information Technology’s fixed labor consultants. The Information Technology segment experienced an operating income decrease of $0.2 million as compared to the comparable prior year period.  The decrease in operating income was primarily driven by an increase in SGA expense of $0.4 million. The increase in SGA expense was primarily due to increases in investments in management and sales personnel and a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 29, 2019 Compared to Twenty-Six Week Period Ended June 30, 2018

A summary of operating results for the twenty-six week periods ended June 29, 2019 and June 30, 2018 is as follows (in thousands):

	June 29, 2019		June 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$102,300	100.0	$102,522	100.0
Cost of services	76,980	75.2	77,232	75.3
Gross profit	25,320	24.8	25,290	24.7

Selling, general and administrative	20,667	20.2	20,497	20.0
Depreciation and amortization of property and equipment	640	0.6	778	0.8
Amortization of acquired intangible assets	165	0.2	34	-
Severance, professional fees and other charges	-	-	1,371	1.3
	21,472	21.0	22,680	22.1

Operating income	3,848	3.8	2,610	2.6
Other expense	(949)	1.0	(695)	(0.8)

Income before income taxes	2,899	2.8	1,915	1.8
Income tax expense	185	0.2	483	0.5

Net income	$2,714	2.6	$1,432	1.3

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended June 29, 2019 and June 30, 2018 consisted of twenty-six weeks each.

Revenue.  Revenue decreased 0.2%, or $0.2 million, for the twenty-six week period ended June 29, 2019 as compared to the twenty-six week period ended June 30, 2018 (the “comparable prior year period”).  Revenue decreased $5.3 million in the Engineering segment, increased $2.0 million in the Specialty Health Care segment and increased $3.1 million in the Information Technology segment.  Effective September 30, 2018, the Company’s Engineering segment acquired the business operations of Thermal Kinetics Engineering and affiliate (together, “TKE”). This new business unit generated $3.4 million in revenue for the twenty-six week period ended June 29, 2019.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the twenty-six week period ended June 29, 2019, the Company generated total revenue from its Canadian clients of $9.1 million in U.S. dollars at an Exchange Rate of 74.9% as compared to $15.6 million in U.S. dollars at an Exchange Rate of 78.3% for the comparable prior year period.

Cost of Services and Gross Profit.  Cost of services decreased 0.3%, or $0.3 million, for the twenty-six week period ended June 29, 2019 as compared to the comparable prior year period. Cost of services decreased due to the decrease in revenue.  Cost of services as a percentage of revenue for the twenty-six week periods ended June 29, 2019 and June 30, 2018 was 75.2% and 75.3%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 29, 2019 Compared to Twenty-Six Week Period Ended June 30, 2018 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $20.7 million for the twenty-six week period ended June 29, 2019 as compared to $20.5 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 20.2% for the twenty-six week period ended June 29, 2019 and 20.0% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Severance, Professional Fees and Other Charges. The Company did not incur any comparative severance, professional fees and other charges for the thirteen weeks period ended June 29, 2019 as compared to $1.4 million for the thirteen week period ended June 30, 2018.  The fiscal 2018 charges include severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.5 million incurred related to transactional financial advisory fees, legal fees associated with defending a frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net increased to $0.9 million as compared to $0.7 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company’s line of credit.  The primary reason for the increased borrowing was to fund the Company’s increase in accounts receivable during the twenty-six week period ended June 29, 2019, as compared to the comparable prior year period.

Income Tax Expense.  The Company recognized $0.2 million of income tax expense for the twenty-six week period ended June 29, 2019, as compared to an income tax expense of $0.5 million for the comparable prior year period.  The Company recognized a tax benefit of $0.6 million due to a verbal settlement with the U.S. Internal Revenue Service regarding an uncertain tax position from a previous tax year. Otherwise, the consolidated effective income tax rate for the current period was 27.1% as compared to 25.2% for the comparable prior year period. Not including the discrete tax benefit of $0.6 million due to the verbal settlement, the projected fiscal 2019 income tax rates as of June 29, 2019 were approximately 28.6%, 26.5% and 15.0% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the twenty-six week period ended June 29, 2019 was higher than the comparable prior year period was primarily due to the reduction in the rate of Serbian pretax income to consolidated pretax income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 29, 2019 Compared to Twenty-Six Week Period Ended June 30, 2018 (Continued)

Segment Discussion
Engineering
Engineering revenues of $37.6 million for the twenty-six weeks ended June 29, 2019 decreased 12.4%, or $5.3 million, as compared to the comparable prior year period.  The decrease was due to a decrease of $4.2 million from the Company’s Canadian Power Systems Group, a decrease of $3.2 million from the Company’s Energy Services Group, and a decrease of $1.4 million from the Company’s Aerospace Group, and offset by an increase of $3.4 million from the TKE acquisition.  The Company attributes these revenue declines to decreased spending on the part of its Canadian Power Systems and Aerospace clients, increased competition from other vendors to its Canadian Power Systems clients, and timing of large projects from the Company’s Energy Services clients. Gross profit decreased by 12.1%, or $1.4 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in revenue. Gross margin of 26.5% for the current period increased slightly from 26.4% for the comparable prior year period. The Engineering segment operating income decreased by $0.7 million to $1.9 million for the twenty-six weeks ended June 29, 2019, as compared to $2.6 million for the comparable prior year period. The decrease in operating income was primarily due to the decreases in revenue and gross profit, and offset by a decrease of $0.7 million to SGA expense. The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense relative to the Company’s other two segments.

Specialty Health Care

Specialty Health Care revenue of $47.5 million for the twenty-six weeks ended June 29, 2019 increased 4.5%, or $2.0 million, as compared to the comparable prior year period.  The increase was primarily driven by increases of $3.8 million from the New York City office, and $1.7 million from the Honolulu office, offset by decreases of $2.1 million from the travel nursing staffing group, $0.8 million from the Chicago office, $0.2 million from the HIM practice, $0.2 million from the Locum Tenens Group, and $0.2 million from the Permanent Placement Group. The primary reason for revenue increases in New York City and Hawaii was the incremental addition of paraprofessionals billed on school contracts. The Company primarily attributes the decline in revenue from its travel nursing staffing group to increased competition from large national competitors. The Specialty Health Care segment’s gross profit increased by 5.9%, or $0.6 million, to $10.9 million for the twenty-six weeks ended June 29, 2019, as compared to $10.3 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue. Gross profit margin for the twenty-six weeks ended June 29, 2019, increased to 23.0% as compared to 22.7% for the comparable prior year period. The Company attributes the increase in gross profit margin to bill rate increases on certain major school contracts. Specialty Health Care experienced operating income of $2.0 million for the twenty-six weeks ended June 29, 2019, as compared to $1.5 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to revenue and gross profit.  SGA expense increased by $0.2 million to $8.8 million, as compared to $8.6 million in the comparable prior year period. The increase in SGA expense was primarily due to the need to increase SGA infrastructure expense to support the increased activity levels associated with higher revenue and a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 29, 2019 Compared to Twenty-Six Week Period Ended June 30, 2018 (Continued)

Segment Discussion (Continued)
Information Technology

Information Technology revenue of $17.1 million for the twenty-six weeks ended June 29, 2019 increased 21.9%, or $3.1 million, as compared to $14.0 million for the comparable prior year period. The Company experienced increases to revenue from all its Information Technology business lines. The Company attributes these increases to investments in management and sales personnel. Gross profit of $4.4 million for the twenty-six weeks ended June 29, 2019, increased 20.6%, or $0.8 million, as compared to $3.6 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue.  The Information Technology gross profit margin was 21.9% for both twenty-six week periods presented. SGA expense increased by $0.7 million to $4.4 million, from $3.7 million for the comparable prior year period. The increase in SGA expense was primarily due to increased investments in management and sales personnel and a higher allocation of corporate-generated SGA expense. The Information Technology segment experienced a negligible increase to operating income as the increase in gross profit approximately offset the increase in SGA expense.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	June 29, 2019	June 30, 2018
Cash (used in) provided by:
Operating activities	($2,477)	($3,610)
Investing activities	($238)	($613)
Financing activities	$3,140	$1,817

Operating Activities

Operating activities used $2.5 million of cash for the twenty-six week period ended June 29, 2019 as compared to using $3.6 million in the comparable prior year period.  The major components of cash used in or provided by operating activities in the twenty-six week period ended June 29, 2019 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the twenty-six week period ended June 29, 2019 was $2.7 million as compared to $1.4 million for the comparable prior year period.  An increase in accounts receivables in the twenty-six week period ended June 29, 2019 used $5.9 million of cash as compared to $6.2 million in the comparable prior year period. The Company attributes the increase in accounts receivables for the twenty-six week period ended June 29, 2019 to several different clients in both its Engineering and Specialty Health Care segments that experienced temporary delays in its approval and payment processes.  The Company anticipates that its accounts receivable balance relative to revenue will improve during the second half of fiscal 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.9 million as of June 29, 2019 and negligible as of December 29, 2018, generating $0.9 million of cash during the twenty-six week period ended June 29, 2019.  The net of transit accounts payable and transit accounts receivable was a net liability of $0.6 million and $1.7 million as of June 30, 2018 and December 30, 2017, respectively, so the cash impact during the twenty-six week period ended June 30, 2018 used $1.1 million in cash.

Prepaid expenses and other current assets provided $0.7 million of cash for the twenty-six week period ended June 29, 2019 as compared to $0.3 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $1.5 million for the twenty-six week period ended June 29, 2019 as compared to $1.4 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

Changes in accrued payroll and related costs used $1.2 million for the twenty-six week period ended June 29, 2019 and provided $1.7 million for the twenty-six week period June 30, 2018.  There are three primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the twenty-six week period ended June 29, 2019 was paid on June 21, 2019.

Investing Activities

Investing activities used cash of $0.2 million and $0.6 million for the twenty-six week periods ended June 29, 2019 and June 30, 2018, respectively.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities provided $3.1 million of cash for the twenty-six week period ended June 29, 2019 as compared to $1.8 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $3.4 million during the twenty-six week period ended June 29, 2019 as compared to $1.9 million in the comparable prior year period.  The primary reason for net borrowings during the twenty-six week period ended June 29, 2019 was to fund the $5.9 million increase in accounts receivable. The Company generated cash of $0.2 million from sales of shares from its equity plans for the current and prior year periods.  The Company paid $0.6 million in contingent consideration during the twenty-six week period ended June 29, 2019, as compared to $0.3 million in the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on August 9, 2018.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023. The amended and restated Revolving Credit Facility provides the Company with waivers from certain financial covenant calculations of up to $1.4 million in the borrowers’ fiscal year ending on December 31, 2018 for certain expenses, including severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, charges incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  Except as noted, all material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the twenty-six week period ended June 29, 2019 was 4.7%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  The Company was not in compliance with one of its financial covenants as of June 29, 2019, based on the ratio of funded debt to Company’s operating income before depreciation and amortization (subject to certain other adjustments as defined in the Revolving Credit Facility) for the twelve months ended March 30, 2018. However, the Company obtained a waiver from its lender, Citizens Bank. While it cannot give any assurance to such effect, the Company believes that it will be in compliance upon issuance of its consolidated financial statements for the thirty-nine week period ended September 28, 2019, or, if not in compliance, will be able to obtain another waiver from Citizens Bank.  As of June 29, 2019, the Company was in compliance with all other covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of June 29, 2019 and December 29, 2018 were $30.9 million and $27.5 million, respectively.  At June 29, 2019 and December 29, 2018 there were letters of credit outstanding for $1.6 million.  At June 29, 2019, the Company had availability for additional borrowings under the Revolving Credit Facility of $12.5 million.

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

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of June 29, 2019 the total amount of outstanding receivables from this customer on these disputed projects was $11.2 million, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of June 29, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its fiscal 2019 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
2019	$1,195	$148
2020	1,994	287
2021	1,445	132
2022	1,148	-
2023	877	-
Thereafter	186	-

Total lease payments	6,845	567
Less: imputed interest	(485)	(6)
Total	$6,360	$561

Future Contingent Payments

As of June 29, 2019, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at June 29, 2019 as follows:

Fiscal Year Ending	Total
December 28, 2019 (after June 29, 2019)	$ -
January 2, 2021	450
January 1, 2022	2,297
December 31, 2022	1,548
Estimated future contingent consideration payments	$4,295

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after June 29, 2019 are capped at a cumulative maximum of $9.3 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of June 29, 2019.  During the twenty-six week period ended June 29, 2019, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of June 29, 2019, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirteen week period ended June 29, 2019, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.4 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 29, 2019, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

RCM Technologies, Inc.
Date: August 8, 2019	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 8, 2019	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 8, 2019	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 8, 2019	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Bradley S. Vizi, Executive Chairman and President of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended June 29, 2019 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date:  August 8, 2019

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended June 29, 2019 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  August 8, 2019