Form 10-Q
period 2019-09-28
RCM TECHNOLOGIES INC
filed 2019-11-07
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Common Stock, $0.05 par value, 12,955,847 shares outstanding as of November 7, 2019.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 28, 2019 and December 29, 2018
(In thousands, except share and per share amounts)

	September 28,	December 29,
	2019	2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$393	$482
Accounts receivable, net	57,470	52,335
Transit accounts receivable	3,665	2,569
Prepaid expenses and other current assets	3,400	3,425
Total current assets	64,928	58,811

Property and equipment, net	2,841	3,485

Other assets:
Deposits	210	214
Goodwill	16,354	17,532
Operating right of use asset	6,290	-
Intangible assets, net	496	743
Deferred tax assets, net, domestic	621	725
Total other assets	23,971	19,214

Total assets	$91,740	$81,510

Current liabilities:
Accounts payable and accrued expenses	$6,349	$9,969
Transit accounts payable	4,527	2,506
Accrued payroll and related costs	7,057	9,028
Finance lease payable	287	-
Income taxes payable	538	97
Operating right of use liability	2,275	-
Liability for contingent consideration from acquisitions	388	1,588
Total current liabilities	21,421	23,188

Deferred tax liability, foreign	402	398
Finance lease payable	194	-
Liability for contingent consideration from acquisitions	2,673	3,185
Operating right of use liability	4,264	-
Borrowings under line of credit	31,735	27,540
Total liabilities	60,689	54,311

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
15,779,019 shares issued and 12,955,847 shares outstanding at September 28, 2019 and 15,578,345 shares issued and 12,755,173 shares outstanding at December 29, 2018	788	778
Additional paid-in capital	108,121	107,326
Accumulated other comprehensive loss	(2,757)	(2,755)
Accumulated deficit	(60,114)	(63,163)
Treasury stock (2,823,172 shares at September 28, 2019 and
December 29, 2018) at cost	(14,987)	(14,987)
Stockholders’ equity	31,051	27,199

Total liabilities and stockholders’ equity	$91,740	$81,510

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Thirteen and Thirty-Nine Week Periods Ended September 28, 2019 and September 29, 2018
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Revenue	$40,250	$42,559	$142,550	$145,081
Cost of services	29,635	31,571	106,615	108,803
Gross profit	10,615	10,988	35,935	36,278

Operating costs and expenses
Selling, general and administrative	9,498	9,412	30,165	29,909
Depreciation and amortization of property and equipment	304	337	944	1,116
Amortization of acquired intangible assets	82	7	247	40
Severance, professional fees and other charges	-	-	-	1,371
Operating costs and expenses	9,884	9,756	31,356	32,436

Operating income	731	1,232	4,579	3,842

Other (expense) income
Interest expense and other, net	(390)	(305)	(1,276)	(971)
Imputed interest on contingent consideration	56	-	(40)	-
Gain (loss) on foreign currency transactions	8	10	41	(19)
Other expense, net	(326)	(295)	(1,275)	(990)

Income before income taxes	405	937	3,304	2,852
Income tax expense	70	253	255	736

Net income	$335	$684	$3,049	$2,116

Basic and diluted net earnings per share	$0.03	$0.06	$0.24	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Week Periods Ended September 28, 2019 and September 29, 2018 (Unaudited) (In thousands)

	September 28, 2019	September 29, 2018

Net income	$3,049	$2,116
Other comprehensive loss	(2)	(177)
Comprehensive income	$3,047	$1,939

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Thirty-Nine Week Periods Ended September 28, 2019 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 29, 2018	15,578,345	$778	$107,326	($2,755)	($63,163)	2,823,172	($14,987)	$27,199
Issuance of stock under employee stock purchase plan	59,451	3	162	-	-	-	-	165
Translation adjustment	-	-	-	11	-	-	-	11
Share-based compensation expense	-	-	241	-	-	-	-	241
Issuance of stock upon vesting of restricted stock units	57,148	3	(3)	-	-	-	-	-
Net income	-	-	-	-	1,463	-	-	1,463

Balance, March 30, 2019	15,694,944	$784	$107,726	($2,744)	(61,700)	2,823,172	($14,987)	$29,079
Issuance of stock under employee stock purchase plan	-	-	-	-	-	-	-	-
Translation adjustment	-	-	-	12	-	-	-	12
Share-based compensation expense	-	-	207	-	-	-	-	207
Issuance of stock upon vesting of restricted stock units	25,000	1	(1)	-	-	-	-	-
Net income	-	-	-	-	1,251	-	-	1,251

Balance, June 29, 2019	15,719,944	$785	$107,932	($2,732)	($60,449)	2,823,172	($14,987)	$30,549
Issuance of stock under employee stock purchase plan	59,075	3	153	-	-	-	-	156
Translation adjustment	-	-	-	(25)	-	-	-	(25)
Share-based compensation expense	-	-	24	-	-	-	-	24
Dividends forfeited	-	-	12	-	-	-	-	12
Net income	-	-	-	-	335	-	-	335

Balance, September 28, 2019	15,779,019	$788	$108,121	($2,757)	($60,114)	2,823,172	($14,987)	$31,051

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Thirty-Nine Week Periods Ended September 29, 2018 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2017	15,017,522	$751	$104,540	($2,395)	($65,878)	2,823,172	($14,987)	$22,031

Issuance of stock under employee stock purchase plan	45,408	2	192	-	-	-	-	194
Translation adjustment	-	-	-	(70)	-	-	-	(70)
Share-based compensation expense	-	-	112	-	-	-	-	112
Net income	-	-	-	-	1,051	-	-	1,051

Balance, March 31, 2018	15,062,930	$753	$104,844	($2,465)	($64,827)	2,823,172	($14,987)	$23,318
Issuance of stock under employee stock purchase plan	-	-	-	-	-	-	-	-
Translation adjustment	-	-	-	(71)	-	-	-	(71)
Share-based compensation expense	-	-	89	-	-	-	-	89
Net income	-	-	-	-	381	-	-	381

Balance, June 30, 2018	$15,062,930	$753	$104,933	($2,536)	($64,446)	2,823,172	($14,987)	$23,717
Issuance of stock under employee stock purchase plan	45,469	2	189	-	-	-	-	191
Translation adjustment	-	-	-	(36)	-	-	-	(36)
Share-based compensation expense	-	-	121	-	-	-	-	121
Net income	-	-	-	-	684	-	-	684

Balance, September 29, 2018	15,108,399	$755	$105,243	($2,572)	($63,762)	2,823,172	($14,987)	$24,677

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended September 28, 2019 and September 29, 2018 (Unaudited) (In thousands)

	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$3,049	$2,116

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,191	1,156
Imputed interest on contingent consideration	40	-
Share-based compensation expense	472	322
Provision for losses on accounts receivable	125	945
Deferred income tax expense	108	104
Changes in assets and liabilities:
Accounts receivable	(5,184)	(1,664)
Prepaid expenses and other current assets	483	(593)
Net of transit accounts receivable and payable	923	(1,560)
Accounts payable and accrued expenses	(3,366)	(219)
Accrued payroll and related costs	(1,986)	905
Right of use assets and liabilities	245	-
Income taxes payable	30	552
Total adjustments	(6,919)	(52)
Net cash (used in) operating activities	(3,870)	2,064

Cash flows from investing activities:
Property and equipment acquired	(301)	(1,414)
Increase (decrease) in deposits	5	(9)
Net cash used in investing activities	(296)	(1,423)

Cash flows from financing activities:
Borrowings under line of credit	72,201	64,987
Repayments under line of credit	(68,006)	(67,807)
Issuance of stock for employee stock purchase plan	321	385
Changes in finance lease obligations	218	-
Contingent consideration paid	(574)	(300)
Net cash provided by (used in) financing activities	4,160	(2,735)
Effect of exchange rate changes on cash and cash equivalents	(83)	(47)
Decrease in cash and cash equivalents	(89)	(2,141)
Cash and cash equivalents at beginning of period	482	2,851

Cash and cash equivalents at end of period	$393	$710

Supplemental cash flow information:
Cash paid for:
Interest	$1,266	$832
Income taxes	$116	$338

Non-cash financing activities:
Vesting of restricted stock units	$300	$ -
Dividends forfeited on unvested restricted share units	(12)	$ -

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

Results for the thirteen and thirty-nine week periods ended September 28, 2019 are not necessarily indicative of results that may be expected for the full year.

Fiscal Year
The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 29, 2018 was a 52-week reporting year.  The third fiscal quarters of 2019 and 2018 ended on the following dates, respectively:

Period Ended	Weeks in Quarter	Weeks in Year to Date
September 28, 2019	Thirteen	Thirty-Nine
September 29, 2018	Thirteen	Thirty-Nine

2.	Use of Estimates and Uncertainties

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

The Company records revenue under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers.  Revenue is recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services.  Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers.

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

The following table presents our revenue disaggregated by revenue source for the thirteen and thirty-nine week periods ended September 28, 2019 and September 29, 2018:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Engineering:
Time and Material	$13,938	$17,601	$41,309	$56,639
Fixed Fee	1,202	1,823	11,469	5,773
Permanent Placement Services	-	-	-	-
Total Engineering	$15,140	$19,424	$52,778	$62,412

Specialty Health Care:
Time and Material	$16,272	$14,760	$63,318	$59,457
Permanent Placement Services	493	347	987	1,142
Total Specialty Health Care	$16,765	$15,107	$64,305	$60,599

Information Technology:
Time and Material	$8,134	$7,925	$25,084	$21,875
Permanent Placement Services	211	103	383	195
Total Information Technology	$8,345	$8,028	$25,467	$22,070
	$40,250	$42,559	$142,550	$145,081

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

Fixed fee
From time to time and predominantly in our Engineering segment, the Company will enter into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine-month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenue under these arrangements are recognized as the costs on these contracts are incurred.  On an infrequent basis, amounts paid in excess of revenue earned and recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour.  Additionally, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenue and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable, the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  These fees are typically based on a percentage of the compensation paid to the person placed with the Company’s client.

Deferred revenue was $288 and $150 at September 28, 2019 and December 29, 2018, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at those dates.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the thirty-nine week period ended September 28, 2019, the Company recognized revenue of $150 that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	September 28, 2019	December 29, 2018
Billed	$25,889	$32,323
Accrued and unbilled	17,191	10,383
Work-in-progress	3,758	2,252
Accounts receivable subject to arbitration	12,177	8,820
Allowance for sales discounts and doubtful accounts	(1,545)	(1,443)

Accounts receivable, net	$57,470	$52,335

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $3.7 million and related transit accounts payable was $4.5 million, for a net payable of $0.8 million, as of September 28, 2019.  The transit accounts receivable was $2.6 million and related transit accounts payable was $2.5 million, for a net receivable of $0.1 million, as of December 29, 2018.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of September 28, 2019 and December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects was $12.2 million and $8.9 million, respectively, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of September 28, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its fiscal 2019 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

Property and equipment are comprised of the following:

	September 28, 2019	December 29, 2018
Computers and systems	$6,043	$7,200
Equipment and furniture	523	600
Leasehold improvements	475	743
	7,041	8,543

Less: accumulated depreciation and amortization	4,200	5,058

Property and equipment, net	$2,841	$3,485

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $1,803 and $994 during the thirty-nine week periods ended September 28, 2019 and September 29, 2018, respectively.  During the thirteen week periods ended September 28, 2019 and September 29, 2018, the Company wrote off $183 and $283, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of September 28, 2019, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at September 28, 2019 as follows:

Fiscal Year Ending	Total
December 28, 2019 (after September 28, 2019)	$ -
January 2, 2021	388
January 1, 2022	1,754
December 31, 2022	919
Estimated future contingent consideration payments	$3,061

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Future Contingent Payments (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after September 28, 2019 are capped at a cumulative maximum of $6.3 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of September 28, 2019.  During the thirty-nine week period ended September 28, 2019, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the estimated contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the consolidated statements of comprehensive income. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of comprehensive income.

The Company paid contingent consideration of $0.6 million and $0.3 million during the thirty-nine week periods ended September 28, 2019 and September 29, 2018, respectively.

TKE
Effective September 30, 2018, the Company acquired the business operations of Thermal Kinetics Engineering, PLLC, a New York professional limited liability company and Thermal Kinetics Systems, LLC, a New York limited liability company (together, “TKE”). TKE is an established Buffalo-based engineering company providing full service process equipment supply, engineering, development and design services for construction and industrial customers.  TKE provides engineering services on construction and industrial processes.  TKE engineers and builds optimal thermal integrations and unique separations approaches for industrial processes and equipment, with clients primarily in the chemical, oil and gas, renewable fuels, pharmaceutical, and industrial manufacturing industries. TKE will complement and expand the Company’s services offerings, providing a stronger depth of experienced engineering resources and capabilities.  The Company estimated the contingent consideration to be paid to TKE as of the acquisition date and indicated such estimate resulted in a preliminary purchase price and allocation. Those estimates were highly dependent on uncertain estimates. The Company has finalized the purchase price by reducing its original estimate of contingent consideration by $1.2 million. The final estimated fair value of assets acquired and liabilities assumed is as follows:

Cash	$1,066
Common stock of the Company	1,878
Contingent consideration, at fair value	1,757
Total consideration	$4,701

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

The shareholders of TKE are eligible to receive post-closing contingent consideration upon the business exceeding certain base levels of operating income, potentially earned over three years.  The amount recorded for the contingent consideration represents the acquisition date fair value of expected consideration to be paid based on TKE’s forecasted operating income during the three year period. Expected consideration was valued based on different possible scenarios for projected operating income.  Each case was assigned a probability which was used to calculate an estimate of the forecasted future payments.  Then a discount rate was applied to these forecasted future payments to determine the acquisition date fair value to be recorded.  At the time of the acquisition, the book and tax basis of assets and liabilities acquired are the same. The acquisition has been accounted for under the purchase method of accounting. The total purchase price has been allocated as follows:

Fixed assets	$12
Restricted covenants	50
Customer relationships	720
Goodwill	4,669
Less: net liabilities assumed	(750)
Total consideration	$4,701

The results of operations of TKE have been included in the consolidated statement of operations as of the effective date of acquisition. The following revenue and operating loss of TKE are included in the Company’s consolidated results of operations:

	Thirteen Week	Thirty-Nine Week
	Period Ended September 28, 2019	Period Ended September 28, 2019
Revenue	$398	$3,761
Operating loss	($236)	($63)

The following table represents the pro forma revenue and earnings for the thirteen and thirty-nine week periods ended September 29, 2018:

	Thirteen Week Period Ended September 29, 2018		Thirty-Nine Week Period Ended September 29, 2018
	Historical	Pro Forma Combined (Unaudited)	Historical	Pro Forma Combined (Unaudited)
Revenue	$42,559	$44,352	$145,081	$150,161
Operating income	$1,232	$1,538	$3,842	$4,760
Diluted net income per share	$0.06	$0.07	$0.17	$0.22

The combined pro forma revenue and operating income for the quarter ended September 29, 2018 was prepared as though the TKE Acquisition had occurred as of January 1, 2018. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of TKE. This summary is not necessarily indicative of what the results of operations would have been had the TKE Acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company has determined that no indicators of impairment of goodwill existed during the thirty-nine week periods ended September 28, 2019 and September 29, 2018.

The changes in the carrying amount of goodwill for the thirty-nine week period ended September 28, 2019 are as follows:

	Engineering	Specialty Health Care	Information Technology	Total
Balance as of December 29, 2018	$13,096	$2,398	$2,038	$17,532
Adjustment to final TKE purchase price	(1,178)	-	-	(1,178)
Balance as of September 28, 2019	$11,918	$2,398	$,2038	$16,354

8.	Intangible Assets

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

	Thirty-Nine Week Periods Ended
	September 28, 2019	December 29, 2018
Restricted covenants	$32	$51
Customer relationships	464	692

Total intangible assets	$496	$743

Amortization expense of intangible assets for the thirty-nine week periods ended September 28, 2019 and September 29, 2018 was $247 and $40, respectively.  During the thirteen week periods ended September 28, 2019 and September 29, 2018, amortization expense of intangible assets was $82 and $7, respectively.

9.	Line of Credit

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on October 18, 2019.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirty-nine week periods ended September 28, 2019 and September 29, 2018 were 4.6% and 3.8%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of September 28, 2019, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of September 28, 2019 and December 29, 2018 were $31.7 million and $27.5 million, respectively.  At September 28, 2019 and December 29, 2018 there were letters of credit outstanding for $1.6 million.  At September 28, 2019, the Company had availability for additional borrowings under the Revolving Credit Facility of $11.7 million.

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine week periods ended September 28, 2019 and September 29, 2018 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Basic weighted average shares outstanding	12,955,198	12,284,727	12,897,303	12,254,415
Dilutive effect of outstanding restricted share units	63,416	32,723	53,628	24,165
Weighted average dilutive shares outstanding	13,018,614	12,317,450	12,950,931	12,278,580

For all periods presented, there were no anti-dilutive shares not included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	September 28, 2019	December 29, 2018
Time-based restricted stock units outstanding	120,372	147,372
Performance-based restricted stock units outstanding	320,000	200,000
Future grants of options or shares	267,551	442,699
Shares reserved for employee stock purchase plan	267,877	386,403

Total	975,800	1,176,474

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation

At September 28, 2019, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

The Company recognized share-based compensation expense of $472 and $322 for the thirty-nine week periods ended September 28, 2019, and September 29, 2018, respectively.  During the thirteen week periods ended September 28, 2019 and September 29, 2018, share based compensation expense was $24 and $121, respectively.  As of September 28, 2019, all performance-based restricted stock units outstanding were deemed as unlikely to vest.

As of September 28, 2019, the Company had $0.1 million of total unrecognized compensation cost related to all time-based non-vested share-based awards and performance-based restricted stock units outstanding and deemed as likely to vest. The Company expects to recognize this expense over approximately two years.  These amounts do not include a) performance-based restricted stock units deemed unlikely to vest, b) the cost of any additional share-based awards granted in future periods or c) the impact of any potential changes in the Company’s forfeiture rate.

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

As of September 28, 2019, under the 2014 Plan, 120,372 time-based and 320,000 performance-based restricted share units were outstanding and 267,551 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued at the beginning of the current period (on July 1, 2019) was 59,075.  As of September 28, 2019, there were 267,877 shares available for issuance under the Purchase Plan.

Time-Based Restricted Stock Units

From time-to-time the Company issues time-based restricted stock units.  These time-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  As of September 28, 2019, there was $40 in accrued dividends.  Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued time-based restricted stock units only under its 2007 Omnibus Equity Compensation Plan and the 2014 Plan.  The 2007 Plan has expired and there are no time-based restricted stock units outstanding thereunder.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the thirty-nine week period ended September 28, 2019:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2018	147,372	$4.46
Granted	20,000	$3.73
Vested	(35,000)	$4.41
Forfeited or expired	(12,000)	$5.84
Outstanding non-vested at September 28, 2019	120,372	$4.22

Based on the closing price of the Company’s common stock of $3.04 per share on September 27, 2019 (the last trading day prior to September 28, 2019), the intrinsic value of the time-based non-vested restricted stock units at September 28, 2019 was approximately $366.  As of September 28, 2019, there was approximately $138 of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Performance Based Restricted Stock Units

From time-to-time the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock units that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  As of September 28, 2019, there were no accrued dividends.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the thirty-nine week period ended September 28, 2019:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2018	200,000	$5.06
Granted	167,148	$4.35
Vested	(47,148)	$3.69
Forfeited or expired	-	$ -
Outstanding non-vested at September 28, 2019	320,000	$4.82

As of September 28, 2019, the Company currently considers the metrics of the total outstanding 320,000 performance-based restricted stock units as unlikely to be achieved. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing additional compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock units deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.  As of September 28, 2019, there was approximately $1.5 million of total unrecognized compensation cost related to performance-based restricted stock units deemed likely to vest.

12.	Treasury Stock Transactions

For both the thirty-nine week periods ended September 28, 2019 and September 29, 2018, the Company did not have an active stock purchase program and therefore did not purchase any treasury shares.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended September 28, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$15,140	$16,765	$8,345	$ -	$40,250
Cost of services	10,984	12,795	5,856	-	29,635
Gross profit	4,156	3,970	2,489	-	10,615
Selling, general and administrative	2,996	4,205	2,297	-	9,498
Depreciation and amortization	293	74	19	-	386
Operating income (loss)	$867	($309)	$173	$ -	$731
Total assets as of September 28, 2019	$53,639	$25,822	$7,773	$4,506	$91,740
Capital expenditures	($11)	$2	$19	$53	$63

Thirteen Week Period Ended September 29, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$19,424	$15,106	$8,029	$ -	$42,559
Cost of services	14,049	11,665	5,857	-	31,571
Gross profit	5,375	3,441	2,172	-	10,988
Selling, general and administrative	3,780	3,648	1,984	-	9,412
Depreciation and amortization	236	85	23	-	344
Operating income (loss)	$1,359	($292)	$165	$ -	$1,232
Total assets as of September 29, 2018	$40,643	$18,874	$7,110	$6,801	$73,428
Capital expenditures	$465	$151	$90	$110	$816

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirty-Nine Week Period Ended September 28, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$52,778	$64,305	$25,467	$ -	$142,550
Cost of services	38,666	49,395	18,554	-	106,615
Gross profit	14,112	14,910	6,913	-	35,935
Selling, general and administrative	10,486	12,990	6,689	-	30,165
Depreciation and amortization	879	250	62	-	1,191
Operating income	$2,747	$1,670	$162	$ -	$4,579
Total assets as of September 28, 2019	$53,639	$25,822	$7,773	$4,506	$91,740
Capital expenditures	$76	$107	$36	$82	$301

Thirty-Nine Week Period Ended September 29, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$62,412	$60,599	$22,070	$ -	$145,081
Cost of services	45,706	46,822	16,275	-	108,803
Gross profit	16,706	13,777	5,795	-	36,278
Selling, general and administrative	12,006	12,255	5,648	-	29,909
Depreciation and amortization	785	294	77	-	1,156
Severance, professional fees and other charges	-	-	-	1,371	1,371
Operating income (loss)	$3,915	$1,228	$70	($1,371)	$3,842
Total assets as of September 29, 2018	$40,643	$18,874	$7,110	$6,801	$73,428
Capital expenditures	$856	$207	$108	$243	$1,414

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenue reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the thirteen and thirty-nine week periods ended September 28, 2019 and September 29, 2018 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue
U. S.	$34,810	$34,729	$124,356	$118,364
Canada	3,682	6,308	12,770	21,942
Puerto Rico	1,215	1,113	3,627	3,142
Serbia	543	409	1,797	1,633
	$40,250	$42,559	$142,550	$145,081

Total assets by geographic area as of the reported periods are as follows:

	September 28, 2019	December 29, 2018
Total assets
U. S.	$72,814	$61,417
Canada	12,316	14,230
Puerto Rico	1,997	1,954
Serbia	4,616	3,909
	$91,740	$81,510

15.	Income Taxes

The Company recognized $0.3 million of income tax expense for the thirty-nine week period ended September 28, 2019, as compared to an income tax expense of $0.7 million for the comparable prior year period.  The Company recognized a tax benefit of $0.6 million during the Company’s first fiscal quarter of 2019 due to a verbal settlement with the U.S. Internal Revenue Service regarding an uncertain tax position from a previous tax year. Otherwise, the consolidated effective income tax rate for the current period was 25.9% as compared to 25.8% for the comparable prior year period. Not including the discrete tax benefit of $0.6 million due to the verbal settlement, the projected fiscal 2019 income tax rates as of September 28, 2019 were approximately 28.3%, 26.5% and 15.0% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The comparable prior year period estimated income tax rates were 28.1%, 26.5% and 15.2% in the United States, Canada and Serbia, respectively, and yielded a consolidated effective income tax rate of approximately 25.8% for the thirty-nine week period ended September 29, 2018.  The consolidated effective income tax rate for the thirty-nine week period ended September 28, 2019 was higher than the comparable prior year period primarily due to the reduction in Serbian pretax income relative to consolidated pretax income.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $10.3 million in damages (as further described below) as of September 28, 2019.  As of September 28, 2019, the Company did not have an accrual for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of September 28, 2019 and December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects was $12.2 million and $8.9 million, respectively, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of September 28, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its fiscal 2019 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

The components of lease expense were as follows:

	Thirteen Week Period Ended September 28, 2019	Thirty-Nine Week Period Ended September 28, 2019

Operating lease cost	$654	$1,643

Amortization of ROU assets	$72	$218
Interest on lease liabilities	1	4
Total finance lease cost	$73	$222

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Week Period Ended September 28, 2019	Thirty-Nine Week Period Ended September 28, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$665	$1,605
Operating cash flows from finance leases	1	4
Financing cash flows from finance leases	72	216

Right of use assets obtained in exchange for lease obligations
Operating leases	774	7,756
Finance leases	-	-

Supplemental Balance Sheet information as of September 28, 2019 related to leases was as follows:

Operating leases
Operating lease right of use assets	$6,290

Other current liabilities	($2,275)
Operating lease liabilities	(4,264)
Total operating lease liabilities	($6,539)

Finance leases
Property and equipment - (ROU assets)	$867
Accumulated depreciation	(387)
Property and equipment, net	$480

Other current liabilities	($287)
Other long term liabilities	(194)
Total finance lease liabilities	($481)

Weighted average remaining lease term
Operating leases	2.24 Years
Finance leases	1.7 Years

Weighted average discount rate
Operating leases	4.09%
Finance leases	1.23%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
2019	$673	$73
2020	2,289	284
2021	1,715	130
2022	1,266	-
2023	877	-
Thereafter	186	-

Total lease payments	7,006	487
Less: imputed interest	(467)	(6)
Total	$6,539	$481

18.  Severance, Professional Fees and Other Charges

The Company recorded $1.4 million in severance, professional fees and other charges for the thirty-nine week period ended September 29, 2018.  These charges include severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.5 million incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.  The Company did not incur any such charges in the comparable current year period.

19.  Subsequent Event

Amendment to Loan Agreement

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on October 18, 2019. See Note 9.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 28, 2019 Compared to Thirteen Week Period Ended September 29, 2018

A summary of operating results for the thirteen week periods ended September 28, 2019 and September 29, 2018 is as follows (in thousands):

	September 28, 2019		September 29, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$40,250	100.0	$42,559	100.0
Cost of services	29,635	73.6	31,571	74.2
Gross profit	10,615	26.4	10,988	25.8

Selling, general and administrative	9,498	23.6	9,412	22.1
Depreciation and amortization of property and equipment	304	0.8	337	0.8
Amortization of acquired intangible assets	82	0.2	7	-
	9,884	24.6	9,756	22.9

Operating income	731	1.8	1,232	2.9
Other expense	(326)	0.8	(295)	(0.7)

Income before income taxes	405	1.0	937	2.2
Income tax expense	70	0.2	253	0.6

Net income	$335	0.8	$684	1.6

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended September 28, 2019 and September 29, 2018 consisted of thirteen weeks each.

Revenue.  Revenue decreased 5.4%, or $2.3 million, for the thirteen week period ended September 28, 2019 as compared to the thirteen week period ended September 29, 2018 (the “comparable prior year period”).  Revenue decreased $4.3 million in the Engineering segment, increased $1.7 million in the Specialty Health Care segment and increased $0.3 million in the Information Technology segment.  Effective September 30, 2018, the Company’s Engineering segment acquired the business operations of Thermal Kinetics Engineering and affiliate (together, “TKE”). This new business unit generated $0.4 million in revenue for the thirteen week period ended September 28, 2019.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the thirteen week period ended September 28, 2019, the Company generated total revenue from its Canadian clients of $3.7 million in U.S. dollars at an Exchange Rate of 75.7% as compared to $6.3 million in U.S. dollars at an Exchange Rate of 76.5% for the comparable prior year period.

Cost of Services and Gross Profit.  Cost of services decreased 6.1%, or $1.9 million, for the thirteen week period ended September 28, 2019 as compared to the comparable prior year period. Cost of services decreased primarily due to the decrease in revenue.  Cost of services as a percentage of revenue for the thirteen week periods ended September 28, 2019 and September 29, 2018 was 73.6% and 74.2%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 28, 2019 Compared to Thirteen Week Period Ended September 29, 2018 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $9.5 million for the thirteen week period ended September 28, 2019 as compared to $9.4 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 23.6% for the thirteen week period ended September 28, 2019 and 22.1% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net increased to $0.4 million as compared to $0.3 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company’s line of credit.  The primary reason for the increased borrowing was to fund the Company’s increase in accounts receivable during the thirteen week period ended September 28, 2019, as compared to the comparable prior year period.

Income Tax Expense.  The Company recognized $0.1 million of income tax expense for the thirteen week period ended September 28, 2019, as compared to $0.3 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 17.3% as compared to 27.0% for the comparable prior year period.  The projected fiscal 2019 income tax rates as of September 28, 2019 were approximately 28.3%, 26.5% and 15.1% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the thirteen week period ended September 28, 2019 was lower than the comparable prior year period was primarily due to the increase in Serbian pretax income relative to consolidated pretax income.

Segment Discussion
Engineering
Engineering revenue of $15.1 million for the thirteen weeks ended September 28, 2019 decreased 22.1%, or $4.3 million, as compared to the comparable prior year period.  The primary components were a decrease of $1.9 million from the Company’s Energy Services Group, a decrease of $1.8 million from the Company’s Canadian Power Systems Group, and a decrease of $0.6 million from the Company’s Aerospace Group, partially offset by an increase of $0.4 million from the TKE acquisition.  The Company attributes these revenue declines to decreased spending on the part of its Canadian Power Systems and Aerospace clients, increased competition from other vendors to its Canadian Power Systems clients, and timing of large projects from the Company’s Energy Services clients. Gross profit decreased by 22.7%, or $1.2 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in revenue. Gross margin of 27.5% for the current period decreased from 27.7% for the comparable prior year period. The gross margin decrease was primarily due to lower utilization on the Company’s fixed labor consultant base. SGA expense of $3.0 million decreased by $0.8 million as compared to the comparable prior year period. The decrease in SGA expense was primarily due to a concerted effort to reduce cost inefficiencies and a lower allocation of corporate-generated SGA expense relative to the Company’s other two segments. The Engineering segment operating income experienced a decrease of $0.5 million for the thirteen weeks ended September 28, 2019, as compared to the comparable prior year period, as the decrease in gross profit was offset by the decrease in SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 28, 2019 Compared to Thirteen Week Period Ended September 29, 2018 (Continued)

Segment Discussion (Continued)
Specialty Health Care

Specialty Health Care revenue of $16.8 million for the thirteen weeks ended September 28, 2019 increased 11.0%, or $1.7 million, as compared to the comparable prior year period.  The increase was primarily driven by increases of $1.4 million from the New York City office and $0.7 million from the Honolulu office, offset by a decrease of $0.4 million from the travel nursing staffing group.  The primary reason for revenue increases in New York City and Hawaii was the incremental addition of paraprofessionals billed on school contracts. The Company primarily attributes the decline in revenue from its travel nursing staffing group to increased competition from large national competitors. The Specialty Health Care segment’s gross profit increased by 15.4%, or $0.5 million, to $4.0 million for the thirteen weeks ended September 28, 2019, as compared to $3.5 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue. Gross profit margin for the thirteen weeks ended September 28, 2019, increased to 23.7% as compared to 22.8% for the comparable prior year period. Specialty Health Care experienced an operating loss of $0.3 million for both thirteen week periods presented. SGA expense increased by $0.6 million, primarily due to the need to increase SGA infrastructure expense to support the increased activity levels associated with higher revenue and a higher allocation of corporate-generated SGA expense.

Information Technology

Information Technology revenue of $8.3 million for the thirteen weeks ended September 28, 2019 increased 3.9%, or $0.3 million, as compared to $8.0 million for the comparable prior year period. The Company attributes this increase to investments in management and sales personnel. Gross profit of $2.5 million for the thirteen weeks ended September 28, 2019, increased 14.6%, or $0.3 million, as compared to $2.2 million for the comparable prior year period. The increase in gross profit was primarily due to an increase in gross profit margin and the increase in revenue.  The Information Technology gross profit margin for the thirteen weeks ended September 28, 2019, was 29.8% as compared to 27.1% for the comparable prior year period.  The Company attributes the gross margin increase to higher utilization of the Information Technology’s fixed labor consultants. The Information Technology segment experienced operating income of $0.2 million for both thirteen week periods presented.  SGA expense increased by $0.3 million, primarily due to a higher allocation of corporate-generated SGA expense, and the need to increase SGA infrastructure expense to support the increased activity levels associated with higher revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 28, 2019 Compared to Thirty-Nine Week Period Ended September 29, 2018

A summary of operating results for the thirty-nine week periods ended September 28, 2019 and September 29, 2018 is as follows (in thousands):

	September 28, 2019		September 29, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$142,550	100.0	$145,081	100.0
Cost of services	106,615	74.8	108,803	75.0
Gross profit	35,935	25.2	36,278	25.0

Selling, general and administrative	30,165	21.2	29,909	20.6
Depreciation and amortization of property and equipment	944	0.7	1,156	0.8
Amortization of acquired intangible assets	247	0.1	-	-
Severance, professional fees and other charges	-	-	1,371	1.0
	31,356	22.0	32,436	22.4

Operating income	4,579	3.2	3,842	2.6
Other expense	(1,275)	0.9	(990)	(0.6)

Income before income taxes	3,304	2.3	2,852	2.0
Income tax expense	255	0.2	736	0.5

Net income	$3,049	2.1	$2,116	1.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended September 28, 2019 and September 29, 2018 consisted of thirty-nine weeks each.

Revenue.  Revenue decreased 1.7%, or $2.5 million, for the thirty-nine week period ended September 28, 2019 as compared to the thirty-nine week period ended September 29, 2018 (the “comparable prior year period”).  Revenue decreased $9.6 million in the Engineering segment, increased $3.7 million in the Specialty Health Care segment and increased $3.4 million in the Information Technology segment.  Effective September 30, 2018, the Company’s Engineering segment acquired the business operations of Thermal Kinetics Engineering and affiliate (together, “TKE”). This new business unit generated $3.8 million in revenue for the thirty-nine week period ended September 28, 2019.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the thirty-nine week period ended September 28, 2019, the Company generated total revenue from its Canadian clients of $12.8 million in U.S. dollars at an Exchange Rate of 75.2% as compared to $21.9 million in U.S. dollars at an Exchange Rate of 77.7% for the comparable prior year period.

Cost of Services and Gross Profit.  Cost of services decreased 2.0%, or $2.2 million, for the thirty-nine week period ended September 28, 2019 as compared to the comparable prior year period. Cost of services decreased due to the decrease in revenue.  Cost of services as a percentage of revenue for the thirty-nine week periods ended September 28, 2019 and September 29, 2018 were 74.8% and 75.0%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 28, 2019 Compared to Thirty-Nine Week Period Ended September 29, 2018 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $30.2 million for the thirty-nine week period ended September 28, 2019 as compared to $29.9 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 21.2% for the thirty-nine week period ended September 28, 2019 and 20.6% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Severance, Professional Fees and Other Charges. The Company did not incur any comparative severance, professional fees and other charges for the thirty-nine week period ended September 28, 2019 as compared to $1.4 million for the thirty-nine week period ended September 29, 2018.  The fiscal 2018 charges include severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.5 million incurred related to transactional financial advisory fees, legal fees associated with defending a frivolous lawsuit with a competitor of the Company, and search fees associated with hiring a senior executive.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net increased to $1.4 million as compared to $1.0 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company’s line of credit.  The primary reason for the increased borrowing was to fund the Company’s increase in accounts receivable during the thirty-nine week period ended September 28, 2019, as compared to the comparable prior year period.

Income Tax Expense.  The Company recognized $0.3 million of income tax expense for the thirty-nine week period ended September 28, 2019, as compared to $0.7 million for the comparable prior year period.  The Company recognized a tax benefit of $0.6 million due to a verbal settlement with the U.S. Internal Revenue Service regarding an uncertain tax position from a previous tax year. Otherwise, the consolidated effective income tax rate for the current period was 25.9% as compared to 25.8% for the comparable prior year period. Not including the discrete tax benefit of $0.6 million due to the verbal settlement, the projected fiscal 2019 income tax rates as of September 28, 2019 were approximately 28.3%, 26.5% and 15.0% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The consolidated effective income tax rate for the thirty-nine week period ended September 28, 2019 was higher than the comparable prior year period primarily due to the reduction in Serbian pretax income relative to consolidated pretax income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 28, 2019 Compared to Thirty-Nine Week Period Ended September 29, 2018 (Continued)

Segment Discussion
Engineering
Engineering revenues of $52.8 million for the thirty-nine weeks ended September 28, 2019 decreased 15.4%, or $9.6 million, as compared to the comparable prior year period.  The decrease was due to a decrease of $7.1 million from the Company’s Energy Services Group, a decrease of $5.3 million from the Company’s Canadian Power Systems Group, and a decrease of $1.7 million from the Company’s Aerospace Group, partially offset by an increase of $3.8 million from the TKE acquisition.  The Company attributes these revenue declines to decreased spending on the part of its Canadian Power Systems and Aerospace clients, increased competition from other vendors to its Canadian Power Systems clients, and timing of large projects from the Company’s Energy Services clients. Gross profit decreased by 15.5%, or $2.6 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in revenue. Gross margin of 26.7% for the current period decreased slightly from 26.8% for the comparable prior year period. The Engineering segment operating income decreased by $1.2 million to $2.7 million for the thirty-nine weeks ended September 28, 2019, as compared to $3.9 million for the comparable prior year period. The decrease in operating income was primarily due to the decreases in revenue and gross profit, and offset by a decrease of $1.5 million to SGA expense. The decrease in SGA expense was primarily due to a lower allocation of corporate-generated SGA expense relative to the Company’s other two segments.

Specialty Health Care

Specialty Health Care revenue of $64.3 million for the thirty-nine weeks ended September 28, 2019 increased 6.1%, or $3.7 million, as compared to the comparable prior year period.  The increase was primarily driven by increases of $5.2 million from the New York City office, and $2.4 million from the Honolulu office, offset by decreases of $2.5 million from the travel nursing staffing group, $0.8 million from the Chicago office, $0.4 million from the Locum Tenens Group, $0.1 million from the HIM practice, and $0.1 million from the Permanent Placement Group. The primary reason for revenue increases in New York City and Hawaii was the incremental addition of paraprofessionals billed on school contracts. The Company primarily attributes the decline in revenue from its travel nursing staffing group to increased competition from large national competitors. The Specialty Health Care segment’s gross profit increased by 8.2%, or $1.1 million, to $14.9 million for the thirty-nine weeks ended September 28, 2019, as compared to $13.8 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue. Gross profit margin for the thirty-nine weeks ended September 28, 2019, increased to 23.2% as compared to 22.7% for the comparable prior year period. The Company primarily attributes the increase in gross profit margin to bill rate increases on certain major school contracts. Specialty Health Care experienced operating income of $1.7 million for the thirty-nine weeks ended September 28, 2019, as compared to $1.2 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to revenue and gross profit.  SGA expense increased by $0.7 million to $13.0 million, as compared to $12.3 million in the comparable prior year period. The increase in SGA expense was primarily due to the need to increase SGA infrastructure expense to support the increased activity levels associated with higher revenue and a higher allocation of corporate-generated SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 28, 2019 Compared to Thirty-Nine Week Period Ended September 29, 2018 (Continued)

Segment Discussion (Continued)
Information Technology

Information Technology revenue of $25.5 million for the thirty-nine weeks ended September 28, 2019 increased 15.4%, or $3.4 million, as compared to $22.1 million for the comparable prior year period. The Company experienced increases to revenue from all its Information Technology business lines. The Company attributes these increases to investments in management and sales personnel. Gross profit of $6.9 million for the thirty-nine weeks ended September 28, 2019, increased 19.3%, or $1.1 million, as compared to $5.8 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue.  The Information Technology gross profit margin for the thirty-nine weeks ended September 28, 2019, was 27.1% as compared to 26.3% for the comparable prior year period.  The Company attributes the gross margin increase to higher utilization of the Information Technology’s fixed labor consultants. SGA expense increased by $1.0 million to $6.7 million. The increase in SGA expense was primarily due to increased investments in management and sales personnel and a higher allocation of corporate-generated SGA expense. The Information Technology segment experienced a negligible increase to operating income as the increase in gross profit approximately offset the increase in SGA expense.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	September 28, 2019	September 29, 2018
Cash (used in) provided by:
Operating activities	($3,870)	$2,064
Investing activities	($296)	($1,423)
Financing activities	$4,160	($2,735)

Operating Activities

Operating activities used $3.9 million of cash for the thirty-nine week period ended September 28, 2019 as compared to providing $2.1 million in the comparable prior year period.  The major components of cash used in or provided by operating activities in the thirty-nine week period ended September 28, 2019 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the thirty-nine week period ended September 28, 2019 was $3.0 million as compared to $2.1 million for the comparable prior year period.  An increase in accounts receivables in the thirty-nine week period ended September 28, 2019 used $5.2 million of cash as compared to $1.7 million in the comparable prior year period. The Company attributes the increase in accounts receivables for the thirty-nine week period ended September 28, 2019 to several different clients in both its Engineering and Specialty Health Care segments that experienced temporary delays in its approval and payment processes.  The Company anticipates that its accounts receivable balance relative to revenue will improve during the fourth quarter of fiscal 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.9 million as of September 28, 2019 and negligible as of December 29, 2018, generating $0.9 million of cash during the thirty-nine week period ended September 28, 2019.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.1 million and $1.7 million as of September 29, 2018 and December 30, 2017, respectively, so the cash impact during the thirty-nine week period ended September 29, 2018 used $1.6 million in cash.

Prepaid expenses and other current assets provided $0.5 million of cash for the thirty-nine week period ended September 28, 2019 as compared to using $0.6 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $3.4 million for the thirty-nine week period ended September 28, 2019 as compared to $0.2 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

Changes in accrued payroll and related costs used $2.0 million for the thirty-nine week period ended September 28, 2019 as compared to providing $0.9 million for the thirty-nine week period September 29, 2018.  There are three primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the thirty-nine week period ended September 28, 2019 was paid on September 27, 2019.

Investing Activities

Investing activities used cash of $0.3 million and $1.4 million for the thirty-nine week periods ended September 28, 2019 and September 29, 2018, respectively.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities provided $4.2 million of cash for the thirty-nine week period ended September 28, 2019 as compared to using $2.7 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $4.2 million during the thirty-nine week period ended September 28, 2019 as compared to net repayments $2.8 million in the comparable prior year period.  The primary reason for net borrowings during the thirty-nine week period ended September 28, 2019 was to fund the $5.2 million increase in accounts receivable. The Company generated cash of $0.3 million from sales of shares from its equity plans for the current period and $0.4 million for the comparable prior year period.  The Company paid $0.6 million in contingent consideration during the thirty-nine week period ended September 28, 2019, as compared to $0.3 million in the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on October 18, 2019.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirty-nine week period ended September 28, 2019 was 4.6%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of September 28, 2019, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of September 28, 2019 and December 29, 2018 were $31.7 million and $27.5 million, respectively.  At September 28, 2019 and December 29, 2018 there were letters of credit outstanding for $1.6 million.  At September 28, 2019, the Company had availability for additional borrowings under the Revolving Credit Facility of $11.7 million.

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

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of September 28, 2019 and December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects was $12.2 million and $8.9 million, respectively, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of September 28, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its fiscal 2019 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through May 2024.  Certain leases are subject to escalation clauses based upon changes in various factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
2019	$673	$73
2020	2,289	284
2021	1,715	130
2022	1,266	-
2023	877	-
Thereafter	186	-

Total lease payments	7,006	487
Less: imputed interest	(467)	(6)
Total	$6,539	$481

Future Contingent Payments

As of September 28, 2019, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at September 28, 2019 as follows:

Fiscal Year Ending	Total
December 28, 2019 (after September 28, 2019)	$ -
January 2, 2021	388
January 1, 2022	1,754
December 31, 2022	919
Estimated future contingent consideration payments	$3,061

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after September 28, 2019 are capped at a cumulative maximum of $6.3 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of September 28, 2019.  During the thirty-nine week period ended September 28, 2019, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 28, 2019, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirteen week period ended September 28, 2019, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.3 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 28, 2019, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

RCM Technologies, Inc.
Date: November 7, 2019	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 7, 2019	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: November 7, 2019	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: November 7, 2019	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Bradley S. Vizi, Executive Chairman and President of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended September 28, 2019 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date:  November 7, 2019

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended September 28, 2019 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  November 7, 2019